Form 10QSB
period 1996-03-31
SLED DOGS CO
filed 1996-05-13
CIK 918573

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  FORM 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the quarter ended March 31, 1996
                         Commission file number 1-12850

                             THE SLED DOGS COMPANY
       (Exact name of small business issuer as specified in its charter)

                        212 3rd Avenue North, Suite 420
                         Minneapolis, Minnesota  55401
                    (Address of principal executive offices)


Incorporated under the laws of               I.R.S. Identification Number
  the State of Colorado                              84-1168832

                                 (612) 359-9020
         (Small business issuer's telephone number including area code)

                     _____________________________________

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.     Yes  X         No
                                           ---           ---
                     _____________________________________

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 11,749,999 shares of Common Stock, $.01 par value per share, outstanding as of May 13, 1996.

                             THE SLED DOGS COMPANY
               FORM 10-QSB QUARTERLY REPORT FOR THE QUARTER ENDED
                                 MARCH 31, 1996

                               TABLE OF CONTENTS


                                                                                                                 Page
                                                                                                                 ----
Part I - Financial Information
        Item 1.   Financial Statements

                Condensed Consolidated Balance Sheets - March 31, 1996 and June 30, 1995                            3

                Condensed Consolidated Statements of Operations for the Three and Nine Months ended
                  March 31, 1996 and 1995                                                                           4

                Condensed Consolidated Statements of Cash Flows for the Nine Months ended
                  March 31, 1996 and 1995                                                                           5

                Notes to Condensed Consolidated Financial Statements - March 31, 1996                               6

        Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations            7-9

Part II - Other Information

Item 6.   Exhibits and Reports on Form 8-K                                                                         10

                            THE SLED DOGS COMPANY
                    CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                                  March 31,
                                                                                    1996          June 30,
                                                                                 (Unaudited)        1995
                                                                                 -----------    -----------
ASSETS
   Current assets:
      Cash and cash equivalents                                                  $ 1,115,888    $   733,586
      Accounts receivable, less allowance for doubtful accounts of $226,856
         and $175,000 at March 31, 1996 and June 30, 1995, respectively              597,840        326,200
      Other receivables                                                               57,288         58,623
      Inventories                                                                    827,971        704,620
      Prepaid expenses and other                                                     502,779        288,391
                                                                                 -----------    -----------
         Total current assets                                                      3,101,766      2,111,420

   Property and equipment, less accumulated depreciation of $418,119 and
      $263,093 at March 31, 1996 and June 30, 1995, respectively                     461,906        492,800
   Patents, less accumulated amortization of $119,506 and $77,480 at
      March 31, 1996 and June 30, 1995, respectively                                 163,186        178,157
                                                                                 -----------    -----------
   Total assets                                                                  $ 3,726,858    $ 2,782,377
                                                                                 ===========    ===========


LIABILITIES AND SHAREHOLDERS' EQUITY
   Current liabilities:
      Accounts payable                                                           $    93,358    $   169,370
      Accrued expenses and other liabilities                                          59,443         89,628
                                                                                 -----------    -----------
         Total current liabilities                                                   152,801        258,998

   Shareholders' equity
      Common Stock, $.01 par value
         Authorized shares - 50,000,000 at March 31, 1996 and 25,000,000 at
            June 30, 1995
         Issued and outstanding shares - 11,749,999 at March 31, 1996 and
            3,749,999 at June 30, 1995                                               117,500         37,500
      Additional paid-in capital                                                  12,291,874      8,940,743
      Accumulated deficit                                                         (8,835,317)    (6,454,864)
                                                                                 -----------    -----------
   Total shareholders' equity                                                      3,574,057      2,523,379
                                                                                 -----------    -----------
   Total liabilities and shareholders' equity                                    $ 3,726,858    $ 2,782,377
                                                                                 ===========    ===========

See notes to condensed consolidated financial statements

                            THE SLED DOGS COMPANY
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (UNAUDITED)


                                                               Three Months Ended           Nine Months Ended
                                                                   March 31                     March 31

                                                               1996          1995          1996            1995
                                                           ------------   ----------    -----------    -----------
Net sales                                                  $   109,138    $  101,420    $   985,468    $   757,541
Cost of goods sold                                             135,430        68,908        753,930        515,072
                                                           -----------    ----------    -----------    -----------
   Gross margin                                                (26,292)       32,512        231,538        242,469

Costs and expenses:
   General and administrative                                  328,522       262,986        942,994        844,961
   Sales and marketing                                         428,834       412,504      1,400,530      1,431,516
   Research and development                                    101,150        76,689        259,475        186,774
                                                           -----------    ----------    -----------    -----------
      Total costs and expenses                                 858,506       752,179      2,602,999      2,463,251
                                                           -----------    ----------    -----------    -----------
Interest and other (income) expense                             13,633       (20,318)         8,992       (108,494)
Net loss                                                   $  (898,431)   $ (699,349)   $(2,380,453)    (2,112,288)
                                                           ===========    ==========    ===========    ===========

Net loss per common share                                  $     (0.08)   $    (0.19)   $     (0.29)         (0.56)
                                                           ===========    ==========    ===========    ===========

Weighted average number of common
   equivalent shares outstanding                            11,749,999     3,749,999      8,171,817      3,749,999
                                                           ===========    ==========    ===========    ===========



See notes to condensed consolidated finanacial statements

                            THE SLED DOGS COMPANY
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)



                                                                                               Nine Months Ended
                                                                                                    March 31

                                                                                             1996               1995
                                                                                        --------------     -------------
OPERATING ACTIVITIES
   Net loss                                                                             $(2,380,453)        $(2,112,286)
   Adjustments to reconcile net loss to net cash used in
      operating activities:
         Depreciation and amortization                                                      217,916             176,764
         Loss asset disposal                                                                 16,920                -
         Noncash interest expense related to warrants                                        10,000                -
         Changes in operating assets and liabilities:
            Receivables                                                                    (270,305)           (362,142)
            Inventories                                                                    (123,351)           (391,762)
            Prepaid expenses                                                               (214,388)           (105,089)
            Accounts payable                                                                (76,012)            (78,933)
            Other accrued expenses                                                          (30,187)             30,357
         Net cash used in operating activities                                           (2,849,860)         (2,843,091)

INVESTING ACTIVITIES
   Purchase of short-term investment                                                           -             (1,527,569)
   Purchases of property and equipment                                                     (201,338)           (302,906)
   Acquisition of patents and trademarks                                                    (19,631)            (47,119)
   Proceeds from the sale of property and equipment                                          32,000                 -
   Other assets                                                                                -                  4,199
                                                                                        -----------         -----------
   Net cash used in investing activities                                                   (188,969)         (1,873,395)

FINANCING ACTIVITIES
   Net proceeds from the sale of common stock                                             3,421,131                 -
                                                                                        -----------         -----------
   Net cash provided by financing activities                                              3,421,131                 -

   Net increase (decrease) in cash and cash equivalents                                     382,302          (4,716,486)

   Cash and cash equivalents at beginning of year                                           733,586           4,909,415
                                                                                        -----------         -----------
   Cash and cash equivalents at end of period                                           $ 1,115,888         $   192,929


Interest paid                                                                           $    27,231         $      -
                                                                                        ===========         ===========

See notes to condensed consolidated financial statements

                             THE SLED DOGS COMPANY
              NOTE TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        NINE MONTHS ENDED MARCH 31, 1996
                                  (UNAUDITED)



NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1996 are not necessarily indicative of the results that may be expected for the year ended June 30, 1996.

NOTE 2 - COMMON STOCK OFFERING

In November 1995, the Company closed on the sale of 8,000,000 units (the "Units") in a private placement, each Unit consisting of one share of common stock of the Company, $.01 par value per share, and one warrant to purchase one share of common stock. The warrant is exercisable at a price of $1.00 and for a period of five years from the closing date. The offering price of the Units was $.50 per Unit, $4,000,000 in the aggregate, and the Company received net proceeds of approximately 3.4 million from the sale.

                                PART I - ITEM 2
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                          AND RESULTS OF OPERATIONS


The following information should be read in conjunction with the consolidated condensed financial statements and the notes thereto included in Item 1 of this Quarterly Report, and the financial statements and the notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's Annual Report on Form 10-KSB for the year ended June 30, 1995.

RESULTS OF OPERATIONS

NET SALES

The Company's net sales for the third quarter ended March 31, 1996 were $109,138, compared to net sales of $101,420 reported for the same quarter last year. Net sales for the nine months ended March 31, 1996 were $985,468, an increase of 30% over the net sales reported for the nine months ended March 31, 1995. The flat sales results for the third quarter can be attributed primarily to the seasonality of the Company's business. The increase in sales for the nine months can be attributed to increased unit sales , due to the availability of the Company's new metal-edge base snow skate products in fiscal 1996.

COST OF GOODS SOLD AND GROSS MARGIN

Gross margin as a percentage of net sales was (24.1%) for the third quarter ended March 31, 1996 and 23.5% for the nine months ended March 31, 1996, compared to 32.1% and 32.0% for the same periods last year.

The reduction in gross margin percentage from last year's third quarter to this year's third quarter was due to higher returns and higher manufacturing asset depreciation occurring in FY96 third quarter. Returns in FY96 third quarter were $43,435 higher than FY95 third quarter primarily due to timing (FY95 returns occurred mostly in the fourth quarter). Manufacturing asset depreciation in FY96 third quarter was $13,567 higher than FY95 third quarter due to additional tools acquired in FY96.

The reduction in gross margin percentage of 8.6 from the nine months ended March 31, 1995 to the nine months ended March 31, 1996 was primarily due to the increased cost of manufacturing metal-edge bases. The cost of a metal-edge base is more than three times the cost of a polyurethane base. The majority of snow skates sold in the nine months ended March 31, 1996 contained metal-edge bases, while the prior year snow skates were sold with polyurethane bases. The Company expects snow skate gross margins to improve over time as economies of scale are achieved in the manufacturing process.

GENERAL AND ADMINISTRATIVE

General and administrative expenses increased from $262,986 for the third quarter ended March 31, 1995 to $328,522 for the third quarter ended March 31, 1996, an increase of $65,536 or 25%. General and administrative expenses increased from $844,961 for the nine months ended March 31, 1995 to $942,994 for the nine months ended March 31, 1996, an increase of $98,033 or 12%. The increase in both periods was primarily due to: 1) Larger allowances booked for bad debts on the expectation of higher sales; 2) Higher consulting expenses tied to obtaining an asset-based line of credit (cost was prepaid at June 30, 1995 and amortized over twelve month term of line of credit) and 3) Expenses incurred in fiscal 1996 relating to the registration of the private placement of the Company's equity securities that did not occur in fiscal 1995. The Company expects fiscal 1996 general and administrative expenses to be less than fiscal 1995 expenses due to savings expected in the last quarter. After fiscal 1996, the Company expects general and administrative expenses to decrease as a percentage of net sales, if it controls these costs, as its net sales base increases.

                                PART I - ITEM 2
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                          AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS - CONTINUED

SALES AND MARKETING

     Sales and marketing expenses for the third quarter ended March 31, 1996 were $428,834, compared to $412,504 for the same period last year, an increase of $16,330 or 4%. Sales and marketing expenses for the nine months ended March 31, 1996 were $1,400,530, compared to $1,431,516 for the same period last year, a decrease of $30,986 or 2%. The increase for the quarter was primarily due to an expense reserve established for the potential nonrecoverability of independent sales representatives' draws against commissions. The decrease for the nine month period was primarily due to the elimination of the demo van program in fiscal 1996. It was determined that the fiscal 1995 van program, which conducted demonstrations at various ski resorts, provided opportunities for skiers and snowboarders to try the product but not the Company's target market of in-line skaters without a winter sport. In fiscal 1996, demo events were coordinated with in-line skate clubs and retailers to ensure individuals from the Company's target market were identified to participate in such events. The Company expects to increase sales and marketing expenses as necessary to drive increases in net sales results, and therefore, such expenses could vary as a percentage of net sales in the future.

RESEARCH AND DEVELOPMENT

Research and development expenses increased from $76,689 for the third quarter ended March 31, 1995 to $101,150 for the third quarter ended March 31, 1996, an increase of $24,461 or 32%. Research and development expenses increased from $186,774 for the nine months ended March 31, 1995 to $259,475 for the nine months ended March 31, 1996, an increase of $72,701 or 39%. The increase for the quarter and the nine month period was due to more effort put forth on developing future generation snow skate products such as the K9 model for the 96/97 winter season. The Company expects research and development expenses to increase when necessary as the sport of snow skating expands and there is demand for alternative boot and base structures to accommodate different snow skating styles and venues.

INTEREST AND OTHER (INCOME) EXPENSE

Interest and other (income) expense for the third quarter ended March 31, 1996 was $13,633, compared to ($20,318) for the prior year period. Interest and other (income) expense for the nine months ended March 31, 1996 was $8,992, compared to ($108,494) for the prior year period. The decrease for both periods was due to the reduction in interest income received by the Company on cash available and the incurrence of interest expense on the asset-based line of credit.

NET LOSS

The net loss of $898,431 for the third quarter ended March 31, 1996 was $199,082 greater than the net loss of $699,349 reported for the same period in the prior year. The net loss of $2,380,453 for the nine months ended March 31, 1996 was $268,165 greater than the net loss of $2,112,288 reported for the same period in the prior year. The increase in loss for the quarter and the nine month period was primarily due to slightly higher operating expenses, lower interest income and the incurrence of interest expense.

                                PART I - ITEM 2
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                          AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES

During the nine months ended March 31, 1996, the Company's operations used net cash of $2,849,860, primarily to fund operating losses, receivables, inventories and prepaid expenses.

Accounts receivable at March 31, 1996 were $597,840 on net sales of $985,468 for the nine months ended March 31, 1996. Accounts receivable at June 30, 1995 were $326,200 on net sales of $808,082 for the year ended June 30, 1995. In conformity with standard payment terms for the winter sports industry, the Company offers extended dating terms. Payments for merchandise purchased are
generally not due until the end of the winter selling season.   The accounts
receivable balance at March 31, 1996 contained some balances from the prior fiscal year. These carryover balances can be attributed to customers being offered extended dating into this season as many of them first received product during the last year's winter season rather than prior to the start of such season, which resulted in limited time to sell the product through at retail. In addition, many of these customers ordered metal-edge base accessories that were critical to their sell through success but did not receive them due to manufacturing and quality problems. The extended dating terms provided these customers the opportunity to sell the product through at retail this winter season.

The Company's investing activities for the nine months ended March 31, 1996 consisted of capital expenditures of $201,338 that primarily related to manufacturing tools ($127,453 or 63% of the total), a new trade show booth ($48,800) modifications to the snow skating simulation deck ($10,129) and warehouse and office equipment ($14,956). The Company also spent $19,631 on additional patents and trademarks. These expenditures were offset by proceeds of $32,000 received on the sale of five demo vans.

The Company's financing activities for the nine months ended March 31, 1996 provided $3,421,131 in net proceeds from the sale of 8,000,000 units (the "Units") in a private placement of equity on November 1, 1995. The Units consisted of one share of common stock, $.01 par value per share, and one warrant to purchase one share of common stock. The offering price of the Units was $.50 per Unit and $4.0 million in the aggregate.

As of March 31, 1996, the Company had cash and cash equivalents of $1,115,888, working capital of $2,948,965, and approximately $720,000 available under its asset-based line of credit with a commercial bank. The line of credit bears interest at prime plus 4.0%, has a maximum borrowing level of $2 million and expires in June 1996. The line of credit is secured by substantially all of the Company's assets, requires the Company to maintain certain financial ratios and restricts the payment of dividends. There were no outstanding borrowings under the line as of March 31, 1996. The Company expects its current cash and working capital will be sufficient to fund cash flows for operating activities through the end of fiscal 1996. The Company is presently pursuing an increase in the maximum inventory borrowing level and a renewal of the one year term under the asset-based line of credit for fiscal 1997. The Company also anticipates that it will require additional financing in fiscal 1997, in addition to the line of credit, to fund expected sales growth. The Company expects that such additional financing would be necessary only during the season to finance inventory purchases and would be paid off when receivables are collected at the end of the season.

                          PART II - OTHER INFORMATION



ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        None

                                   SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.




                             THE SLED DOGS COMPANY


                             Dated: May 13, 1996


             /s/ John Sundet
             ------------------------------------------------------
             John Sundet, President and Chief Executive Officer
             (Principal Executive Officer)

             /s/ Michael P. Wise
             ------------------------------------------------------
             Michael P. Wise, Chief Financial Officer
             (Principal Financial and Accounting Officer)