Form 10QSB
period 1996-09-30
SLED DOGS CO
filed 1996-11-14
CIK 918573

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549

                                  FORM 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the quarter ended September 30, 1996
                         Commission file number 1-12850

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
                     _____________________________________

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 13,513,193 shares of Common Stock, $.01 par value per share, outstanding as of November 13, 1996.

                             THE SLED DOGS COMPANY
               FORM 10-QSB QUARTERLY REPORT FOR THE QUARTER ENDED
                               SEPTEMBER 30, 1996

                               TABLE OF CONTENTS


                                                                                                                 Page
                                                                                                                 ----
Part I - Financial Information
       Item 1.   Financial Statements
            Condensed Consolidated Balance Sheets - September 30, 1996 and June 30, 1996                            3

            Condensed Consolidated Statements of Operations for the Three Months ended
             September 30, 1996 and 1995                                                                            4

            Condensed Consolidated Statements of Cash Flows for the Three Months ended
             September 30, 1996 and 1995                                                                            5

            Notes to Condensed Consolidated Financial Statements - September 30, 1996                               6

       Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations            7-9

Part II - Other Information

      Item 6.   Exhibits and Reports on Form 8-K                                                                   10

                            THE SLED DOGS COMPANY
                    CONDENSED CONSOLIDATED BALANCE SHEETS



                                                                                            September 30
                                                                                                1996                June 30,
ASSETS                                                                                      (Unaudited)               1996
                                                                                        -------------------   ------------------
   Current assets:
      Cash and cash equivalents                                                         $          698,633    $          653,251
      Accounts receivable, less allowance for doubtful accounts of $139,000
         and $147,000 at September 30, 1996 and June 30, 1996, respectively                        218,094               349,354
      Other receivables                                                                             61,732                34,402
      Inventories                                                                                  878,163               694,080
      Prepaid expenses                                                                             479,235               168,714
                                                                                        -------------------   ------------------
         Total current assets                                                                    2,335,857             1,899,801

   Property and equipment, less accumulated depreciation of $517,456 and
      $456,043 at September 30, 1996 and June 30, 1996, respectively                               824,458               605,189
   Patents, less accumulated amortization of $135,380 and $123,686 at
      September 30, 1996 and June 30, 1996, respectively                                           155,926               159,697
                                                                                        -------------------   ------------------
   Total assets                                                                         $        3,316,241    $        2,664,687
                                                                                        ===================   ==================


LIABILITIES AND SHAREHOLDERS' EQUITY
   Current liabilities:
      Accounts payable                                                                  $          418,562    $          378,678
      Accrued expenses and other liabilities                                                       271,277                53,961
      Line of credit                                                                               152,546                27,626
                                                                                        -------------------   ------------------
         Total current liabilities                                                                 842,385               460,265

   Shareholders' equity
      Convertible preferred stock, Series A, $1.00 par value:
         Authorized shares - 1,500,000
         Issued and outstanding shares - 0 - September 30, 1996 and June 30, 1996
      Common stock, $.01 par value:                                                              -                     -
         Authorized shares - 50,000,000
         Issued and outstanding shares - 13,513,193 and 11,749,999 September 30, 1996
            and June 30, 1996, respectively                                                        135,132               117,500
      Additional paid-in capital                                                                13,596,637            12,291,874
      Accumulated deficit                                                                      (11,257,913)          (10,204,952)
                                                                                        -------------------   ------------------
   Total shareholders' equity                                                                    2,473,856             2,204,422
                                                                                        -------------------   ------------------
   Total liabilities and shareholders' equity                                           $        3,316,241    $        2,664,687
                                                                                        ===================   ==================


See notes to condensed consolidated financial statements

                            THE SLED DOGS COMPANY
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (UNAUDITED)


                                                                 Three Months Ended
                                                                     September 30

                                                               1996            1995
                                                          -------------   --------------
Net sales                                                 $     85,303    $     371,464
Cost of goods sold                                             127,356          263,466
                                                          -------------   --------------
   Gross margin                                                (42,053)         107,998

Costs and expenses:
   General and administrative                                  362,307          273,629
   Sales and marketing                                         594,440          448,353
   Research and development                                     55,133           66,494
                                                          -------------   --------------
      Total costs and expenses                               1,011,880          788,476

Interest expense                                                16,329           10,000
Interest income and other (income) expense                     (17,300)         (16,600)
                                                          -------------   --------------
Net loss                                                  $ (1,052,962)   $    (673,878)
                                                          =============   ==============

Net loss per common share                                 $      (0.08)   $       (0.18)
                                                          =============   ==============

Weighted average number of common
   equivalent shares outstanding                            12,774,665        3,749,999
                                                          =============   ==============



See notes to condensed consolidated financial statements

                            THE SLED DOGS COMPANY
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)


                                                                                      Three Months Ended
                                                                                        September 30

                                                                                    1996             1995
                                                                               -------------   ---------------
OPERATING ACTIVITIES
   Net loss                                                                    $ (1,052,962)   $      (673,878)
   Adjustments to reconcile net loss to net cash used in
      operating activities:
         Depreciation and amortization                                               78,223             71,243
         Loss on asset disposal                                                         666            -
         Noncash interest expense related to warrants                                -                  10,000
         Changes in operating assets and liabilities:
            Receivables                                                             103,930           (270,953)
            Inventories                                                            (184,083)          (277,397)
            Prepaid expenses                                                       (310,521)            98,058
            Accounts payable                                                         39,884            486,640
            Other accrued expenses                                                  217,316            (49,935)
                                                                               -------------   ---------------
         Net cash used in operating activities                                   (1,107,547)          (606,222)

INVESTING ACTIVITIES
   Purchases of property and equipment                                             (288,664)           (49,731)
   Acquisition of patents and trademarks                                             (7,922)            (7,453)
   Proceeds from the sale of fixed assets                                             2,200            -
   Other assets                                                                      -                 -
                                                                               -------------   ---------------
   Net assets used in investing activities                                         (294,386)           (57,184)

FINANCING ACTIVITIES
   Net proceeds from warrants exercised                                           1,322,395            -
   Net borrowings under line of credit                                              124,920            -
                                                                               -------------   ---------------
   Net cash provided by financing activities                                      1,447,315            -
                                                                               -------------   ---------------

   Net increase (decrease) in cash and cash equivalents                              45,382           (663,406)
   Cash and cash equivalents at beginning of year                                   653,251            733,586
                                                                               -------------   ---------------
   Cash and cash equivalents at end of period                                  $    698,633    $        70,180
                                                                               ============    ===============

Interest paid                                                                  $      9,753    $       -
                                                                               ============    ===============



See notes to condensed consolidated financial statements

                             THE SLED DOGS COMPANY
              NOTE TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      NINE MONTHS ENDED SEPTEMBER 30, 1996
                                  (UNAUDITED)



NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ended March 31, 1997.

                                PART I - ITEM 2
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following information should be read in conjunction with the consolidated condensed financial statements and the notes thereto included in Item 1 of this Quarterly Report, and the financial statements and the notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's Annual Report on Form 10-KSB for the year ended June 30, 1996.

RESULTS OF OPERATIONS

NET SALES

The Company's net sales for the first quarter ended September 30, 1996 were $85,303, compared to net sales of $371,464 reported for the same quarter last year. The decrease in sales results for the first quarter can be attributed primarily to late product deliveries from suppliers. The Company expected sales to grow by approximately 50% over fiscal 1996's first quarter based on the volume of open orders entering the quarter. Entering the second quarter of fiscal 1997, the supplier delivery problem has been remedied and we expect to show significant growth in net sales for the first six months of fiscal 1997 compared to the first six months of fiscal 1996.

COST OF GOODS SOLD AND GROSS MARGIN

Gross margin as a percentage of net sales was (49.3%) for the first quarter ended September 30, 1996, compared to 29.1% for the same period last year.
The negative gross margin percentage for this year's first quarter was primarily due to product gross margin not exceeding the fixed costs for manufacturing asset depreciation and warehouse operations. Product gross margin percentage before fixed costs was 41.2%. Had the Company achieved net sales results approaching its open order volume entering the quarter, the gross margin percentage would have approximated last year's first quarter gross margin percentage.

GENERAL AND ADMINISTRATIVE

General and administrative expenses increased from $273,629 for the first quarter ended September 30, 1995 to $362,307 for the first quarter ended September 30, 1996, an increase of $88,378 or 32%. The increase was primarily attributed to: 1) higher salaries and benefits due to one new hire for operations management and the reclassification of one employee from marketing to administrative; and 2) higher investor relations expenses for the "Yellow Snow - The Ride from Black to White" ("Yellow Snow") Infomercial Premiere, a PC-based road show presentation and local road show expenses. In fiscal 1997 and beyond, the Company expects general and administrative expenses to decrease as a percentage of net sales, if it controls these costs, as its net sales base increases.

SALES AND MARKETING

Sales and marketing expenses for the first quarter ended September 30, 1996 were $594,440, compared to $448,353 for the same period last year, an increase of $146,087 or 33%. The increase over the prior year quarter was primarily due to the following new marketing initiatives: 1) the infomercial "Yellow Snow;"
2) the Company's web site on the Internet; and 3) "Slide" the only magazine dedicated to the sport of snow skating. The Company expects to increase sales and marketing expenses as necessary to drive increases in net sales results, and therefore, such expenses could vary as a percentage of net sales in the future.

                                PART I - ITEM 2
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS - CONTINUED


RESEARCH AND DEVELOPMENT

Research and development expenses decreased from $66,494 for the first quarter ended September 30, 1995 to $55,133 for the first quarter ended September 30, 1996, a decrease of $11,361 or 17%. The decrease for the quarter was primarily due to a reduction in development costs for future generation snow skate products versus the costs incurred in fiscal 1996 developing the new K9(TM) model. The Company expects research and development expenses to increase when necessary as the sport of snow skating expands and there is demand for alternative boot and base structures to accommodate different snow skating styles and venues.

INTEREST EXPENSE

Interest expense for the first quarter ended September 30, 1996 was $16,329, compared to $10,000 for the prior year period. The increase was due to greater usage of the line of credit this fiscal year versus the prior fiscal year.

INTEREST AND OTHER (INCOME) EXPENSE

Interest and other (income) expense for the first quarter ended September 30, 1996 was virtually the same as the prior year period.

NET LOSS

The net loss of $1,052,962 for the first quarter ended September 30, 1996 was $379,084 greater than the net loss of $673,878 reported for the same period in the prior year. The increase in loss for the quarter was due to the lower sales volume and the higher operating expenses related to new operations and marketing initiatives.


LIQUIDITY AND CAPITAL RESOURCES

During the three months ended September 30, 1996, the Company's operations used net cash of $1,107,547, primarily to fund operating losses, inventories and prepaid expenses (primarily inventory down payments and infomercial media costs).

Accounts receivable at September 30, 1996 were $218,094 on net sales of $85,303 for the three months ended September 30, 1996. Accounts receivable at June 30, 1996 were $349,354 on net sales of $876,803 for the year ended June 30, 1996. In conformity with standard payment terms for the winter sports industry, the Company offers extended dating terms. Payments for merchandise purchased are
generally due between December and March of the winter season.   The accounts
receivable balance at September 30, 1996 contained some balances from the prior fiscal year. These carryover balances can be attributed to customers being unable to pay for product as they experienced poor snow conditions (primarily west coast) and/or poor sell-through of the product. The Company has put the majority of these customers on payment plans that reduce their balances to zero by November/December 1996. The payment plans have provided these customers the opportunity to sell fiscal 1996 product inventory early this winter season and then remit amounts owed to the Company.

                                PART I - ITEM 2
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

The increases in inventory and prepaid expenses from June 30, 1996 to September 30, 1996 were primarily due to inventory purchases for the season and infomercial media buys (four week advance required).

The Company's investing activities for the three months ended September 30, 1996 consisted of capital expenditures of $288,664 that primarily related to manufacturing molds ($266,480 or 92% of the total) and warehouse assembly equipment ($22,184). The Company also spent $7,922 on additional patents and trademarks. These expenditures were offset by proceeds of $2,200 received on the sale of warehouse racking.

The Company's financing activities for the three months ended September 30, 1996 provided cash of $1,447,315 that consisted of $1,322,395 in net proceeds from the exercise of 1,763,194 Private Placement Warrants and $124,920 in net borrowings under the Company's line of credit. The Private Placement Warrants were exercisable at an exercise price of $.75 per share during the period commencing July 17, 1996 and ending August 30, 1996. Upon the expiration of such period, the Private Placement Warrants were again exercisable for $1.00 per share. The proceeds from these financing activities were applied to working capital and other corporate purposes.

As of September 30, 1996, the Company had cash and cash equivalents of $698,633, working capital of $1,493,472, and approximately $61,550 available under its asset-based line of credit with a commercial bank. The line of credit bears interest at prime plus 4.0%, has a maximum borrowing level of $2 million and expires in June 1997. The line of credit is secured by substantially all of the Company's assets, requires the Company to maintain certain financial ratios and restricts the payment of dividends. There were outstanding borrowings under the line of $152,546 as of September 30, 1996.

During the initial test period for the Company's infomercial, results indicated that direct sales generated by the infomercial would be lower than expected. However, the test period also indicated that the infomercial was very effective in creating consumer leads and demand at the retail level. While the Company believes the initial results of the infomercial will benefit the Company longer term, the short term effect will be lower than expected direct sales, which have a negative impact on cash flow. Direct sales positively impact cash flow as the Company receives payment of the full retail price within a few days after completion of the sale. The change in expected direct sales results will cause the Company to require additional cash to fund operations prior to the end of the 96/97 winter selling season. The Company is presently pursuing several different financing alternatives to meet short term operating needs and meet its future growth requirements.

Forward-looking statements contained in this Form 10-QSB are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. All forward-looking statements involve risks and uncertainties.
Certain important factors could cause results to differ materially from those anticipated by some statements made in this Form 10-QSB. Among the factors that could cause results to differ materially are the following: inability to control costs or expenses; manufacturing and distribution problems; and lack of market acceptance of the Company's products. Reference is made to the risk factors contained in the Company's Registration Statement on Form S-3 (No. 33-80875), which are incorporated herein by reference.

PART II - OTHER INFORMATION



ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        a.   Exhibits

             None

        b.   Form 8-K

             A Form 8-K was filed September 11, 1996 to report the change in the Company's fiscal year end from June 30 to March 31 of each year.

             A Form 8-K was filed August 20, 1996 to report the Company's year end results for fiscal 1996.

                                  SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.




                        THE SLED DOGS COMPANY


                        Dated: November 13, 1996


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