Form 10QSB
period 1996-12-31
SLED DOGS CO
filed 1997-02-14
CIK 918573

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549

                                  FORM 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the quarter ended December 31, 1996
                         Commission file number 1-12850

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

                     _____________________________________

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 13,513,193 shares of Common Stock, $.01 par value per share, outstanding as of February 13, 1997.

                             THE SLED DOGS COMPANY
               FORM 10-QSB QUARTERLY REPORT FOR THE QUARTER ENDED
                               DECEMBER 31, 1996

                               TABLE OF CONTENTS


                                                                                                                     Page
                                                                                                                     ----
Part I - Financial Information

     Item 1.   Financial Statements

          Condensed Consolidated Balance Sheets - December 31, 1996 and June 30, 1996                                  3

          Condensed Consolidated Statements of Operations for the Three and Six Months ended
           December 31, 1996 and 1995                                                                                  4

          Condensed Consolidated Statements of Cash Flows for the Six Months ended
           December 31, 1996 and 1995                                                                                  5

          Notes to Condensed Consolidated Financial Statements - December 31, 1996                                     6

     Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations                7-10

Part II - Other Information


     Item 1.   Legal Proceedings                                                                                      11

     Item 6.   Exhibits and Reports on Form 8-K                                                                       11


                             THE SLED DOGS COMPANY
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                               December 31,
                                                                                  1996               June 30,
                                                                               (Unaudited)             1996
                                                                               -----------          ---------
ASSETS

   Current assets:
      Cash and cash equivalents                                               $   120,010         $   653,251
      Accounts receivable, less allowance for doubtful accounts of $184,048
         and $147,000 at December 31, 1996 and June 30, 1996, respectively      1,010,757             349,354
      Other receivables                                                            40,331              34,402
      Inventories                                                               1,644,440             694,080
      Prepaid expenses                                                            114,613             168,714
                                                                               ----------          ----------
         Total current assets                                                   2,930,151           1,899,801

   Property and equipment, less accumulated depreciation of $613,365 and
      $456,043 at December 31, 1996 and June 30, 1996, respectively               749,520             605,189
   Patents, less accumulated amortization of $147,301 and $123,686 at
      December 31, 1996 and June 30, 1996, respectively                           155,727             159,697
                                                                               ----------          ----------
   Total assets                                                               $ 3,835,398         $ 2,664,687
                                                                               ==========          ==========



LIABILITIES AND SHAREHOLDERS' EQUITY
   Current liabilities:
      Line of credit                                                          $ 1,074,833         $    27,626
      Accounts payable                                                          1,388,074             378,678
      Accrued expenses and other liabilities                                      146,102              53,961
                                                                               ----------          ----------
         Total current liabilities                                              2,609,009             460,265

   Shareholders' equity
      Convertible preferred stock, Series A, $1.00 par value:
         Authorized shares - 1,500,000
         Issued and outstanding shares - 0 - December 31, 1996
          and June 30, 1996                                                             -                   -
      Common Stock, $.01 par value
         Authorized shares - 50,000,000
         Issued and outstanding shares - 13,513,193 at December 31, 1996 and
            11,749,999 at June 30, 1996, respectively                             135,132             117,500
      Additional paid-in capital                                               13,596,638          12,291,874
      Accumulated deficit                                                     (12,505,381)        (10,204,952)
                                                                               ----------          ----------
   Total shareholders' equity                                                   1,226,389           2,204,422
                                                                               ----------          ----------
   Total liabilities and shareholders' equity                                 $ 3,835,398         $ 2,664,687
                                                                               ==========          ==========


See notes to condensed consolidated financial statements

                             THE SLED DOGS COMPANY
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)


                                           Three Months Ended           Six Months Ended
                                              December 31                  December 31

                                             1996         1995         1996             1995
                                         --------       ------      --------          -------
Net sales                             $ 1,329,125    $ 504,866     $ 1,414,428      $  876,330
Cost of goods sold                        926,068      355,035       1,053,424         618,501
                                        ---------    ---------       ---------       ---------
   Gross margin                           403,057      149,831         361,004         257,829

Costs and expenses:
   General and administrative             390,785      340,843         753,093         614,472
   Sales and marketing                  1,189,110      523,342       1,783,550         971,695
   Research and development                50,478       91,829         105,609         158,325
                                       ----------    ---------       ---------       ---------
      Total costs and expenses          1,630,373      956,014       2,642,252       1,744,492
Interest expense                           25,143       26,886          41,473          36,886
Interest income and other (income)
   expense                                 (4,992)     (24,924)        (22,292)        (41,526)
                                       ----------    ---------      ----------      ----------
Net loss                              $(1,247,467)   $(808,145)    $(2,300,429)    $(1,482,023)
                                       ==========    =========      ==========      ==========
Net loss per common share             $     (0.09)   $   (0.09)    $     (0.18)    $     (0.23)
                                       ==========    =========      ==========      ==========

Weighted average number of common
   equivalent shares outstanding      $13,153,193    9,054,347      13,143,929       6,402,173
                                       ==========    =========      ==========       =========

See notes to condensed consolidated financial statements

                             THE SLED DOGS COMPANY
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                                            Six Months Ended
                                                                               December 31

                                                                       1996               1995
                                                                --------------      -------------
OPERATING ACTIVITIES
   Net loss                                                       $ (2,300,428)      $ (1,482,023)
   Adjustments to reconcile net loss to net cash used in
      operating activities:
         Depreciation and amortization                                 186,052            142,521
         Loss on asset disposal                                            666             16,920
         Noncash interest expense related to warrants                        0             10,000
         Changes in operating assets and liabilities:
            Receivables                                               (667,332)          (525,673)
            Inventories                                               (950,360)          (128,621)
            Prepaid expenses                                            54,101             39,708
            Accounts payable                                           662,325            113,236
            Other accrued expenses                                     439,212            (26,560)
                                                                   -----------         ----------
         Net cash used in operating activities                      (2,575,764)        (1,840,492)

INVESTING ACTIVITIES
   Purchases of property and equipment                                (309,635)          (103,889)
   Acquisition of patents and trademarks                               (19,644)           (11,026)
   Proceeds from the sale of property and equipment                      2,200             32,000
   Other assets                                                        -                  -
                                                                   -----------         ----------
   Net cash used in investing activities                              (327,079)           (82,915)

FINANCING ACTIVITIES
   Net borrowings under line of credit                               1,047,207            -
   Net proceeds from warrants exercised                              1,322,395            -
   Net proceeds from the sale of common stock                          -                3,421,131
                                                                   -----------         ----------

   Net cash provided by financing activities                         2,369,602          3,421,131

   Net increase (decrease) in cash and cash equivalents               (533,241)         1,497,724

   Cash and cash equivalents at beginning of year                      653,251            733,586
                                                                   -----------         ----------
   Cash and cash equivalents at end of period                    $     120,010       $  2,231,310
                                                                   ===========         ==========
Interest paid                                                    $      24,160       $      5,043
                                                                   ===========         ==========


See notes to condensed consolidated financial statements

                             THE SLED DOGS COMPANY
              NOTE TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                       SIX MONTHS ENDED DECEMBER 31, 1996
                                  (UNAUDITED)



NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended December 31, 1996 are not necessarily indicative of the results that may be expected for the year ended March 31, 1997.

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

RESULTS OF OPERATIONS

NET SALES

The Company's net sales for the second quarter ended December 31, 1996 were $1,329,125, a 163% increase from the net sales of $504,866 reported for the same quarter last year. Net sales for the six months ended December 31, 1996 were $1,414,428, a 61% increase from the $876,330 in the comparable period last year. The increase in net sales results for the second quarter and six month period can be attributed primarily to the success of the new K9 product and the significant growth in the retail, direct and international distribution channels.

COST OF GOODS SOLD AND GROSS MARGIN

Gross margin as a percentage of net sales was 30.3% for the second quarter ended December 31, 1996 and 25.5% for the six months ended December 31, 1996, compared to 29.7% and 29.4% for the same periods last year, respectively. The five point reduction in gross margin from last year's six month period was primarily due to the increase in fixed costs for manufacturing asset depreciation and warehouse operations. The Company acquired new production molds in fiscal 1997 for the K9 product that resulted in the increased manufacturing asset depreciation. The Company also incurred additional warehouse expenses due to the increase in inventory in fiscal 1997. The Company outsources its warehouse operations and is charged on a per unit basis for shipping, assembly and storage. The Company expects snow skate gross margins to improve over time as economies of scale are achieved in the manufacturing process.

GENERAL AND ADMINISTRATIVE

General and administrative expenses increased from $340,843 for the second quarter ended December 31, 1995 to $390,785 for the second quarter ended December 31, 1996, an increase of $49,942 or 15%. General and administrative expenses increased from $614,472 for the six months ended December 31, 1995 to $753,093 for the six months ended December 31, 1996, an increase of $138,621 or 23%. The increases from the prior year periods were primarily attributed to:
1) higher salaries and benefits due to one new hire for operations management and the reclassification of one employee from marketing to administrative; and
2) additional bad debt reserves to accommodate the increase in sales. In fiscal 1997 and beyond, the Company expects general and administrative expenses to decrease as a percentage of net sales, if it controls these costs, as its net sales base increases.

SALES AND MARKETING

Sales and marketing expenses for the second quarter ended December 31, 1996 were $1,189,110, compared to $523,342 for the same period last year, an increase of $665,768 or 127%. Sales and marketing expenses for the six months ended December 31, 1996 were $1,783,550, compared to $971,695 for the same period last year, an increase of $811,855 or 84%. The increases from the prior year periods were primarily due to the media and selling expenses associated with the airing of the Company's infomercial "Yellow Snow - The Ride from Black to White" from mid-September to late December. The Company expects to increase sales and marketing expenses as necessary to promote increases in net sales and, therefore, such expenses could vary as a percentage of net sales in the future.

                                PART I - ITEM 2
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                          AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS - CONTINUED

RESEARCH AND DEVELOPMENT

Research and development expenses decreased from $91,829 for the second quarter ended December 31, 1995 to $50,478 for the second quarter ended December 31, 1996, a decrease of $41,351 or 45%. Research and development expenses decreased from $158,325 for the six months ended December 31, 1995 to $105,609 for the second quarter ended December 31, 1996, a decrease of $52,716 or 33%. The decreases from the prior year periods were primarily due to the reduction in development costs for future generation snow skate products versus the costs incurred in fiscal 1996 developing the new K9 model. The Company expects research and development expenses to increase if there is demand for alternative boot and base structures to accommodate different snow skating styles and venues.

INTEREST EXPENSE

Interest expense for the second quarter ended December 31, 1996 was $25,143, compared to $26,886 for the prior year period. Interest expense for the six months ended December 31, 1996 was $41,473, compared to $36,886 for the prior year period. The increase for the six month period was due to greater usage of the line of credit this fiscal year versus the prior fiscal year.

INTEREST AND OTHER (INCOME) EXPENSE

Interest and other (income) expense for the second quarter ended December 31, 1996 was ($4,992), compared to ($24,924) for the prior year period. Interest and other (income) expense for the six months ended December 31, 1996 was ($22,292), compared to ($41,526) for the prior year period. The decreases from the prior year periods were due to less interest income earned as fiscal 1997 cash balances have been much lower than in fiscal 1996.

NET LOSS

The net loss of $1,247,467 for the second quarter ended December 31, 1996 was $439,322 greater than the net loss of $808,145 reported for the same period in the prior year. The net loss of $2,300,429 for the six months ended December 31, 1996 was $818,406 greater than the net loss of $1,482,023 reported for the same period in the prior year. The increase in losses for both the second quarter and six months was primarily due to the higher sales and marketing expenses related to the airing of the Company's infomercial.


LIQUIDITY AND CAPITAL RESOURCES

During the six months ended December 31, 1996, the Company's operations used net cash of $2,575,764, primarily to fund operating losses, receivables and inventories.

Accounts receivable at December 31, 1996 were $1,010,757 on net sales of $1,414,428 for the six months ended December 31, 1996. Accounts receivable at June 30, 1996 were $349,354 on net sales of $876,803 for the year ended June 30, 1996. In conformity with standard payment terms for the winter sports industry, the Company offers extended dating terms. Payments for merchandise purchased are generally due between December and March of the winter season.

                                PART I - ITEM 2
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                          AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

The $950,360 increase in inventory from June 30, 1996 to December 31, 1996 was due to inventory purchases made to meet sales projections for the 1996/97 winter season. The Company must commit to inventory purchases at least 90-120 days prior to first customer shipment dates to ensure on-time deliveries from its foreign suppliers. The Company committed to inventory purchases based on anticipated higher sales levels than were achieved. The acquisition of excess K9 inventory for the season has negatively impacted cash flow.

The Company's investing activities for the six months ended December 31, 1996 consisted of capital expenditures of $309,635 that primarily related to manufacturing molds ($269,980 or 87% of the total), warehouse assembly equipment ($28,233) and other ($11,421). The Company also spent $19,644 on additional patents and trademarks. These expenditures were offset by proceeds of $2,200 received on the sale of warehouse racking.

The Company's financing activities for the six months ended December 31, 1996 provided cash of $2,369,602 consisting of $1,322,395 in net proceeds from the exercise of 1,763,194 Private Placement Warrants and $1,047,207 in net borrowings under the Company's line of credit. The Private Placement Warrants were exercisable at an exercise price of $.75 per share during the period commencing July 17, 1996 and ending August 30, 1996. Upon the expiration of such period, the Private Placement Warrants were again exercisable for $1.00 per share. The proceeds from these financing activities were applied to working capital and other corporate purposes.

As of December 31, 1996, the Company had cash and cash equivalents of $120,010 and working capital of $321,142. The Company has been working to internally generate additional cash and working capital through the collection of receivables, sale of excess inventory and rescheduling of payments to creditors. If these efforts are not successful, the Company's cash position will continue to decline.

As of December 31, 1996, the Company had approximately $58,000 available under its asset-based line of credit with a commercial bank. The line of credit bears interest at prime plus 4.0%, has a maximum borrowing level of $2 million and expires in June 1997. The line of credit is secured by substantially all of the Company's assets, requires the Company to maintain certain financial ratios and restricts the payment of dividends. At December 31, 1996 the Company was in default of the minimum book net worth covenant which increases the rate of interest by two percentage points. There were outstanding borrowings under the line of $1,074,833 as of December 31, 1996.

Minson Enterprises Co., LTD ("Minson") has commenced a legal proceeding against the Company and is seeking payment for product delivered in the amount of $435,000. The Company is currently in the process of attempting to negotiate a repayment plan with Minson. Because the legal proceeding and the related negotiations are in the initial stages, the effect on the liquidity of the Company cannot be determined at this time. Part II, Item 1 of this report on Form 10-QSB contains additional information on this matter.

Results of the Company's infomercial have been mixed. The infomercial was effective in creating consumer leads and demand at the retail level but it did not generate the expected direct sales. While the Company believes the results of the infomercial will benefit the Company longer term, the short term effect has been lower than expected direct sales, which have negatively impacted cash flow. In addition, the Company's excess inventory has adversely affected cash flow. These factors have caused the Company to require additional cash to continue to fund operations. The Company will also require significant funding for fiscal 1998 operations. The Company is presently pursuing several different financing alternatives to meet short term operating needs and meet its future growth requirements. If the Company is unable to obtain short term or long term funding, the Company will be materially adversely affected and may be forced to curtail its operations.

                                PART I - ITEM 2
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                          AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)


Forward-looking statements contained in this Form 10-QSB are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. All forward-looking statements involve risks and uncertainties. Certain important factors could cause results to differ materially from those anticipated by some statements made in this Form 10-QSB. Among the factors that could cause results to differ materially are the following: lack of availability of financing; inability to control costs or expenses; manufacturing and distribution problems; and lack of market acceptance of the Company's products. Reference is made to the risk factors contained in the Company's Registration Statement on Form S-3 (No. 33-80875), which are incorporated herein by reference.

PART II - OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

     On January 22, 1997, Minson Enterprises Co., LTD ("Minson") filed a Summons and Complaint against The Sled Dogs Company in the United States District Court for the District of Minnesota seeking payment of approximately $435,000 for merchandise provided to the Company. The merchandise the Company ordered from Minson was shipped on a staggered basis from Taiwan and Thailand to Minneapolis commencing on or about August 15, 1996. The last shipment was made on or about November 23, 1996. The merchandise the Company ordered from Minson was invoiced over the period of time from October 21, 1996 through December 19, 1996. Between September 6, 1996 and January 17, 1996 the Company had paid Minson for a portion of the cost and in December 1996 the Company notified Minson of defective merchandise and requested credits for those defects in an amount exceeding $40,000. The Company has filed an answer disputing the amount Minson claims is due and the Company and Minson are currently attempting to negotiate a repayment schedule.



ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     a. Exhibits

     None

     b. Form 8-K

     None

                                   SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.




     THE SLED DOGS COMPANY


     Dated: February 13, 1997


     /s/ John Sundet
     ______________________________________________________
     John Sundet, President and Chief Executive Officer
     (Principal Executive Officer)

     /s/ Michael P. Wise
     ______________________________________________________
     Michael P. Wise, Chief Financial Officer
     (Principal Financial and Accounting Officer)