Form 10KSB
period 1997-03-31
SLED DOGS CO
filed 1997-06-30
CIK 918573

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  FORM 10-KSB
                                 _____________

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

(Mark One)

[ ] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (Fee Required)
[X] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      (No Fee Required)

       For the transition period from July 1, 1996 to  March 31, 1997.

                         Commission file number 1-12850


                             THE SLED DOGS COMPANY
       (Exact name of small business issuer as specified in its charter)

                       212 THIRD AVENUE NORTH, SUITE 420
                         MINNEAPOLIS, MINNESOTA  55401
                    (Address of principal executive offices)


COLORADO                                             84-116-8832
State or other Jurisdiction of Incorporation         IRS Identification Number


                                 (612) 359-9020
         (Small Business Issuer's telephone number including area code)
                                 ______________

Securities registered pursuant to Section 12(b) of the Act:  NONE

Securities registered pursuant to Section 12(g) of the Act: COMMON STOCK, $.01 PAR VALUE PER SHARE
                                                          (Title of Class)

Indicate by check mark whether the Company (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for
the past 90 days.     Yes [X]       No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The issuer's revenues for its most recent fiscal year were $1,463,467.

The aggregate market value of the Company's common stock held by non-affiliates of the Company on June 9, 1997 was approximately $2,295,317 computed by reference to the average of the closing bid and ask prices as quoted by Nasdaq on that date.

The Company has one class of equity securities outstanding: Common Stock, $.01 par value per share. On June 9, 1997, there were 13,513,193 shares outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE
                                      None

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                             THE SLED DOGS COMPANY

     FORM 10-KSB TRANSITION REPORT FOR THE NINE MONTHS ENDED MARCH 31, 1997


                               TABLE OF CONTENTS


                                                                         Page

PART I                                                                     1
           ITEM 1. BUSINESS                                                9
           ITEM 2. PROPERTIES                                              9
           ITEM 3. LEGAL PROCEEDINGS                                       9
           ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS     9
PART II                                                                    9

           ITEM 5. MARKET FOR THE COMPANY'S COMMON
                       EQUITY AND RELATED STOCKHOLDER MATTERS              9
           ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS
                       OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS   10

           ITEM 7. FINANCIAL STATEMENTS                                   13
           ITEM 8. CHANGES IN AND DISAGREEMENTS WITH
                       ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE 13


PART III
           ITEM 9. DIRECTORS, EXECUTIVE OFFICERS,
                       PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH
                       SECTION 16(A) OF THE EXCHANGE ACT                  14
           ITEM 10. EXECUTIVE COMPENSATION                                16
           ITEM 11. SECURITY OWNERSHIP OF CERTAIN
                       BENEFICIAL OWNERS AND MANAGEMENT                   18
           ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS        19
           ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K                      19
SIGNATURES                                                                20
FINANCIAL STATEMENTS
EXHIBITS

                                     PART I

ITEM 1. BUSINESS

GENERAL

     The Sled Dogs Company (the "Company"), markets, manufactures and distributes Sled Dogs(TM) brand snow skates and related accessories. Snow skates are snowboard-like boots with interchangeable metal-edged bases that are slightly longer and wider than the boot, designed to permit travel across snow using a skating motion or gliding downhill like an alpine skier. Sled Dog snow skates are the world's first patented performance snow skates that integrate a comfortable, lightweight, supportive boot with a unique replaceable base. The Company currently sells four models of Sled Dogs snow skates in unisex sizes from 3 through 14, with suggested retail prices ranging from $229 to $359 per pair. The Company also sells accessory products such as gloves, hats, headbands, vests, jackets and bags.

     The Company is pioneering snow skating as a new winter sport. Snow skating combines the freedom and movements of in-line and ice skating with the fun, challenge and excitement of alpine skiing and snowboarding. No ski poles are required. The Company believes that snow skating not only appeals to the new winter sports enthusiast (active individuals who enjoy the outdoors and are eager to find a winter activity that is quick and fun to learn) but also will appeal to a broad segment of the nearly 31 million in-line skaters in the U.S., primarily the 20 million who, according to the Company's marketing studies, currently do not have a winter sport of choice. The Company also believes its products and the new sport it is creating will be an alternative for infrequent skiers and snowboarders in the U.S.

     The Company's long-term objective is to establish snow skating as the largest participation winter sport and become its leading brand, the brand synonymous with the sport.

HISTORY

     The original prototype of a snow skate was developed by Hannes Jacob, a Swiss citizen. Mr. Jacob filed a U.S. patent application on his snow skate in 1988, subsequently filing corresponding patent applications in 20 countries. A number of countries, including the U.S., have granted patents to Mr. Jacob.
Mr. Jacob also registered the trademark "SnowRunner" in 15 countries, including the U.S. In February 1990, Mr. Jacob granted an exclusive world-wide license to the patented technology and the SnowRunner trademark to DalBello Sport S.R.L., an Italian company ("DalBello"), which developed a commercial snow skate and began to market and manufacture snow skates on a limited basis. In 1991, the predecessor of the Company secured exclusive U.S. distribution rights for the SnowRunner(R) snow skate from DalBello.

     After one season of product testing, the Company was able to expand its operations by raising $1,125,000 from the sale of preferred stock. In September 1993 the Company, through its wholly-owned subsidiary, SnowRunner (Properties) Inc., acquired from Mr. Jacob the patent rights, trademark rights and the rights to a manufacturing agreement between Hannes Jacob and DalBello relating to the snow skates. Other than holding such rights, SnowRunner (Properties) Inc. is inactive and is expected to remain so. In exchange for such rights, the Company paid Mr. Jacob $250,000 in cash and granted him a $4.00 per pair royalty payable until the earlier of June 30, 2003 or the date on which the Company has paid an aggregate royalty of $2 million to Mr. Jacob. At the same time that the Company acquired such rights, the Company canceled the manufacturing agreement with DalBello, DalBello transferred all of the product-specific assets used to manufacture the SnowRunner(R) snow skate to the Company in exchange for

100,000 shares of the Company's Common Stock plus a payment by DalBello to the Company of $250,000 and the Company entered into manufacturing and product development agreements with DalBello. DalBello no longer manufactures snow skates for the Company. See "Business - Manufacturing and Sources of Supply."

     In March 1994, the Company completed its initial public offering of 1,750,000 shares of common stock, in which it received net proceeds of $7,101,862.

     In November 1995, the Company sold 8,000,000 units (the "Units") in a private placement, each Unit consisting of one share of common stock and one warrant to purchase one share of common stock. The price per Unit was $.50. The Company received net proceeds of $3,421,131 from the sale of the Units.

     In August 1996, the Company raised $1,322,396 in net proceeds from the exercise of 1,763,194 Private Placement Warrants. The Warrants were exercisable at an exercise price $.75 per share during the period commencing July 17, 1996 and ending August 30, 1996. Upon the expiration of such period, the Private Placement Warrants were again exercisable for $1.00 per share.

     The Company was originally incorporated in Colorado under the name Snow Runner (USA), Inc. in April 1991. In June 1991, the Company's name was changed to Snow Runner Holdings, Inc. The Company was the general partner of Snow Runner (USA) Ltd., a Colorado limited partnership (the "Partnership"). The Company's organization was restructured in July 1992. As part of the restructuring, the limited partners, including Nigel Alexander and Steven Clarke (the founders of the Company), contributed their limited partnership interests to the Company in exchange for stock of the Company. The Partnership then conveyed all of its assets to the Company and the Company assumed all the liabilities and obligations of the Partnership. The Partnership was subsequently dissolved in August 1992 and the Company's name was changed to Snow Runner (USA) Inc. In late 1993, the Company relocated its operations to Minnesota and, in January 1994, changed its name to SnowRunner, Inc. In November 1994, the Company changed its name to The Sled Dogs Company, the Company's current name. The Company's principal executive offices are currently located at 212 Third Avenue North, Suite 420, Minneapolis, Minnesota 55401. The Company's telephone number is (612) 359-9020.

INDUSTRY BACKGROUND

     Snow skates resemble a pair of snowboard-like boots with interchangeable metal-edged bases. The bases are slightly longer and wider than the boot and are designed to permit travel across snow using a skating motion or gliding downhill like an alpine skier. The metal-edged bases on Sled Dogs snow skates are shaped to allow a skater to glide on the snow and have an edge design to provide control in turning and stopping. Snow skates perform best on well-groomed alpine ski hills but can be used in other mountain conditions, as well as for street skating.

     Snow skating was introduced as a winter sport in the United States in 1991, and there can be no assurance that snow skating will be accepted as a winter sport. Nevertheless, the Company believes that alpine skiing, snowboarding and in-line skating each provide impetus and support for the emergence of snow skating as a significant new winter sport.

Alpine Skiing/Snowboarding Industry

     Until the introduction of the snowboard, the winter sports industry was dominated by alpine skiing. Skiing has developed over the past fifty years with four primary elements playing a significant role in its success: (i) uphill lift capacity evolved from rudimentary rope tows to high speed gondolas and chair lifts that transport thousands of skiers and, more recently, snowboarders to the top of a mountain each hour while offering relative safety and comfort; (ii) greater attention to preparation and grooming of the snow surface created increased opportunities for acceptable skiing conditions and provided an increased level of safety; (iii) snowmaking capacity has made it possible to ski or snowboard even without the cooperation of nature; and (iv) technological developments have improved the performance and safety of ski and snowboard equipment.

     Based on statistics available from the Ski Industries of America ("SIA"), the trade association for manufacturers in the "on-snow" industry, the Company estimates that nearly $1.8 billion was spent at retail on winter sports merchandise during the 1995/1996 season. According to the SIA, national participation dropped by 18% from approximately 11.3 million participants in 1990 to approximately 9.3 million participants in 1995.

     Over the past ten years, snowboarding has emerged as an alternative to the more traditional winter sport of alpine skiing and is the fastest growing segment of the winter sports business. According to the 1995 National Sporting Goods Association Sports Participation Study, the total number of snowboarding participants increased from approximately 1.4 million in 1990 to approximately
2.2 million in 1995, an increase of 57%. A snowboard is a single platform on which a person places his or her feet sideways in fixed bindings. The snowboard is controlled in a manner similar to a surfboard or skateboard. Snowboarding is physically challenging and snowboarders tend to be predominantly young and fit.

     The demographics of snowboarders contrast significantly with those of alpine skiers. The majority of skiers are between the ages of 18 and 40, with 35 as the median age, whereas the majority of snowboarders are in the age range of 12 to 24 with 20.5 as the median age. Approximately 73% of snowboarders are male, whereas only 60% of the ski population is male.

     Snowboarding was not always widely accepted (7% of alpine ski areas in the United States in 1985; all but four today in 1997), due in part to the perception that snowboards were less controllable than skis. Some resistance to snowboards continues to exist both with ski areas and alpine skiers because of the view that snowboarders are inconsistent with the traditional image of skiers and because some who snowboard operate their boards aggressively, thereby increasing conflict with skiers. Despite whatever problems exist, the popularity of the snowboard has grown rapidly in recent years and sales of snowboard-related equipment and clothing represent an increasing percentage of the overall winter sports market.

In-line Skating Industry

     The Company views in-line skaters as a potential key target market for snow skates. In-line skates are boots with a set of three to five wheels mounted in a straight line on a light-weight frame attached to the bottom of each boot. According to America Sports Data, Inc., a national research firm, in-line skating was one of the fastest growing sports in the United States over the past seven years, having grown from 3 million participants in 1989 to approximately 31 million in 1996. In 1995 approximately 45% of in-line skaters were under the age of 14, and 40 percent were between 14 and 34 years of age.

The Company believes that a significant market opportunity exists to create a large and new winter snow sport -- snow skating. Because of the continuing popularity of winter sports, as demonstrated by the size of alpine skiing and the growth of snowboarding, and the large segment of in-line skaters that do not currently have a winter sport of choice (a population that also continues to grow rapidly) and whose skills are readily transferable to those used in snow skating, management believes that the conditions are ideal for the emergence of this new winter sport. However, there can be no assurance that snow skating will ever develop as a significant market opportunity for the Company.

PRINCIPAL PRODUCTS

   Sled Dogs snow skates are a unique combination of today's technologies, together with the first of its kind snow skate technology, that have been integrated into a simple, one-piece system that delivers what the market is looking for - a comfortable, versatile piece of equipment that provides an exciting snow skating experience. From street moves to simple downhill turns, from backwards skating to the more aggressive rail slides and landing "big air," Sled Dogs snow skates meet the expectations of today's alternative sports enthusiast. Sled Dogs snow skates are available in unisex sizes from 3 through 14 and are currently offered in four models with suggested retail prices ranging from $229 to $359 per pair.

ROVER -- STREET TO MOUNTAIN
------------------------------------------------------------------------------------------------
         -      New entry level snow skate designed for beginning snow skaters in alpine venues.
         -      Pivoting, forward flexing low-profile cuff with laceless entry/exit system.
         -      Enhanced phast exchange integration base system.
         -      Enhanced safety restraint strap and hooking mechanism.
         -      Max V-base(TM) - a base made of composite polyurethane
                with carbon steel metal edges and a molded Sled Dogs graphic.
         -      One color - charcoal/slate blue; unisex sizes 3-14.
         -      Suggested retail of $229.


K9 -- MOUNTAIN AGGRESSIVE
------------------------------------------------------------------------------------------------
         -     Designed for intermediate aggressive snow skating in alpine and urban venues.
         -     Utilizes the K9 boot platform.
         -     Enhanced phast exchange integration base system.
         -     Enhanced safety restraint strap and hooking mechanism.
         -     Comes standard with the traditional phat base or new Max V-base(TM) - a composite polyurethane V-base with carbon steel metal edges and a molded Sled Dogs top graphic.
         -     Two color combinations - rust/tan and dark green/navy; unisex sizes 3-14.
         -     Suggested retail of $299.


K9 GRIND -- STREET/MOUNTAIN AGGRESSIVE

         -     Designed for winter rail grinding and advanced snow skating in urban areas and at snowboard parks.
         -     Utilizes the K9 boot platform.
         -     Enhanced phast exchange integration base system.
         -     Enhanced safety restraint strap and hooking mechanism.
         -     GrooVy(TM) base - a composite polyurethane V-base with a built-in grinding groove, carbon steel metal edges and a molded Sled Dogs top graphic.
         -     Two color combinations - rust/tan and dark green/navy; unisex sizes 3-14.
         -     Suggested retail of $329.


K9 SPEED -- HIGH PERFORMANCE ON MOUNTAIN
------------------------------------------------------------------------------------------------
         -     New top-of-the-line snow skate designed for advanced snow skating in urban areas and at snowboard parks.
         -     Utilizes the K9 boot platform.
         -     Enhanced phast exchange integration base system.
         -     Enhanced safety restraint strap and hooking mechanism.
         -     Flying V-base(TM) - a lightweight and fast-sliding P-Tex(R) V-base with contoured and offset carbon steel metal edges, tip and tail protectors and a Sled Dogs color graphic on bottom of base.
         -     Two color combinations - rust/tan and dark green/navy; unisex sizes 3-14.
         -     Suggested retail of $359.



The product line also features a line of accessories that includes a snow skating specific glove with protective wrist insert, skate and base bags, Sled Dogs "attitude" and logo T-shirts and baseball style cotton and wool caps.

     As the sport and market grow, the Company intends to develop new products to meet the snow skater's needs for enhanced performance. Included in these efforts are expected to be skate bases designed specifically for different snow conditions and for different user applications. Since the snow skate boot has different requirements than other skating and skiing footwear, emphasis will be placed upon the design of boots specific to this sport. The Company intends to introduce new products as testing is completed to the Company's satisfaction and funding is available. There can be no assurance that the Company will succeed in developing such additional products or that, if developed, they will prove commercially successful.
During fiscal year 1997, the Company spent approximately $138,000 on research and development.

     The Company's snow skate products are warranted for one year. Because snow skating involves physical activity, injuries may occur. Products developed, manufactured or sold by the Company may expose the Company to potential liability to end users of the products. Though the Company intends to maintain product liability insurance, there can be no assurance that such insurance can be maintained or, if maintained, will provide adequate coverage against all potential claims.

MARKETING AND SALES; DISTRIBUTION METHODS

     Sled Dogs snow skates are currently distributed by sporting goods retailers throughout the U.S. and are accepted for use at nearly all U.S. and Canadian ski/snow areas, some of which also operate rental programs. Each ski area is asked by the Company to accept snow skating at their facility by signing a snow skating participation form. Once ski area access is permitted for snow skaters, season to season approval is not generally required, but there can be no assurance that snow skating will continue to be accepted at previously approved facilities.

     The Company's marketing strategy is designed to position The Sled Dogs Company as the leader and pioneer of snow skating, communicating a combination of tangible and emotional/experiential messages via an aggressive and integrated program of grassroots/traditional promotion vehicles specifically geared to the target markets. Initially, the Company will target the new winter sports enthusiast -- the 20 million in-line skaters who, the Company's marketing studies indicate, do not have a winter sport, primarily males aged 13-20, followed by males and females aged 18-35, who enjoy the outdoors and who are eager to find a winter activity that is quick and fun to learn and provides a new sports challenge. The Company uses a number of integrated marketing techniques to promote the Sled Dogs brand and its products and build the sport of snow skating, including the following:

     -     The Company is developing plans to hold the inaugural Sled
           Dogs World Snow Skating Championships in March 1998 with the help of Vail Associates and several other national brand co-sponsors.

     - The Company will be offering Sled Dogs rentals at some major ski resorts during the 1997/1998 season. It is the intention of the resorts to in turn support the Company's promotional efforts by displaying signage, distributing consumer bounce-back cards, etc.

     - The Company plans to further its commitment to direct response marketing by approaching nearly 100,000 pre-qualified consumer leads with a national rental program designed to offer two week Sled Dogs rentals for $39.95. A credit card skate deposit will be required.

     - The Company obtains "free media" through aggressive public relations campaigns. Over the past two seasons the Company has received approximately 342,000,000 impressions (exposures to individuals) in media ranging from the USA Today, CBS This Morning, CNN fn, Parade, Esquire, Sporting Goods Business, Brandweek, Fit and several daily newspapers and national magazines. The Company estimates that equivalent exposure in paid media would have cost nearly three million dollars.

     - The Company will continue to utilize its 800 number and web site as its main vehicles for communication with consumers. Last season the web site hosted approximately 250,000 unique visitors in its first three months of operation. Some 30,000 consumers were referred to retailers via the 800 number last season.

     - A team of talented snow skaters called "Top Dogs" have been selected and serve as company spokespeople, product testers and sport promoters from around the country.

     As it begins the 1997/1998 season, the Company's distribution is carried out by independent representatives. The entire sales force focuses on general retail and specialty sporting goods stores, both within and away from ski areas, in accordance with the level of consumer awareness and demand within each region.

     The Company participates annually in the NSGA and the Snow Industries of America (SIA) trade shows to create increased awareness and build demand from the sporting goods trade.

     The Company is focusing its marketing efforts and resources on building the sport of snow skating in the United States. The Company expects to expand to international markets on a case by case basis as international distributors express interest in using similar techniques as the Company in building the sport in foreign markets. The Company has distributor relationships in Japan, Canada, Norway, Australia and certain European countries.

COMPETITION

     Other than the Footski(TM) product (as described below), which was introduced by Footski during the 1993/1994 season, the Company does not believe any products on the market compete directly with the Sled Dogs snow skate. The winter recreation business is, however, highly competitive. Indirectly the Company competes with other winter sports products such as skis, short/mini skis and snowboards. Numerous sporting goods companies involved in alpine ski products, snowboards and other winter recreation products have significantly greater name recognition and financial and personnel resources than those of the Company. In addition, sales of ski equipment, snowboards, snow skates, as well as in-line skates and other recreational equipment, are generally dependent on discretionary spending by consumers and the Company must therefore compete with other industries for the available consumer dollars. If the Company is successful in creating a new winter sport, it anticipates that other sporting goods companies will seek entry into this market.

     The Footski product is a boot accessory consisting of a simple plastic runner which can be attached to the bottom of most ski boots and is marketed to skiers as an alternative product to skis. The Company does not believe that sales of the Footski product will materially affect its sales because the Company has chosen a different target market. In addition, the Company believes its products are more comfortable, of higher quality and provide the user with more control and versatility.

In addition, companies such as Salomon, Kneissel (Bigfoot) MicroSki, Klimax, Canon Skiboards and T.S.S. Manufacturing have all introduced skiboards/short skis that attach to a ski boot with a traditional binding system. These products are being marketed to skiers as an alternative and to in-line skaters who do not have a winter sport. The Company believes it has a significant price advantage over skiboards/short skis as they require the purchase of a pair of ski boots to utilize.

     The Company believes that its U.S. patent covering certain structural features of the snow skate technology, the quality of the Sled Dogs snow skate, and its emergence as the first company to exhibit a product in the snow skate market provide competitive advantages to the Company.

MANUFACTURING AND SOURCES OF SUPPLY

     The Company has entered into a Product Manufacturing Agreement with DalBello Sport S.R.L. ("DalBello")in September 1993. DalBello is a privately-owned Italian company which is a manufacturer of alpine ski boots. The Company had chosen to rely on DalBello as an independent contractor for manufacturing in order to minimize its investment in plant and equipment and because DalBello had considerable experience in injection molding and winter sports product design.

     DalBello manufactured the boots, liners and sole plates for certain snow skates according to the Company's specifications. DalBello and the Company determine the prices of the products in lira for each year by mutual agreement. If at any time, the parties cannot reach an agreement with respect to product specifications, price or other terms, the Company may obtain manufacturing from other sources, several of which the Company has identified. The Company granted DalBello a right of first refusal to manufacture new or modified snow skate products, whether developed solely by the Company or jointly with DalBello. If the Company and DalBello cannot agree upon the specifications, price or other terms relating to such new products, the Company can obtain competitive manufacturing quotations. If DalBello's quote is more than 10% higher than a competitive quote received from a manufacturer in any European country (other than Greece or Portugal), the Company may use such other manufacturer, subject to DalBello's right to make a counteroffer. The Agreement provides that during the term of the Agreement and for one year thereafter, DalBello will not manufacture any snow skate that competes with any product produced by DalBello under the Agreement. The Agreement extends through September 2, 1998, with automatic three-year renewals unless, 12 months prior to a scheduled termination, notice is given by either party of its intent to terminate the Agreement.

     The Company and DalBello also entered into a Product Development Agreement in September 1993, under which DalBello agreed to perform research and development activities upon the Company's request and pursuant to mutually agreed upon procedures, schedules and costs. DalBello is given the right of first refusal to review and discuss each new proposed research and development project of the Company. If the parties are unable to agree on the relevant terms within 45 days, the Company may contract for development of the project with another party. With certain exceptions, the Company and DalBello are co-owners of any products developed under this Agreement. Under this Agreement, DalBello licensed to the Company its intellectual property relating to snow skates, provided that the Company is obligated to pay a reasonable royalty (of 2% to 5%) on product cost with respect to product purchased from other manufacturers utilizing DalBello patented technology. The term and termination provisions of the Product Development Agreement mirror those of the Product Manufacturing Agreement. Currently, the Company is engaged in no product development activities with DalBello.

     In the Spring of 1996, subject to the Product Manufacturing Agreement with DalBello Sport, the Company elected to pursue production of its new K9 model through Minson Enterprises Co., LTD. ("Minson"), Taipei, Taiwan, R.O.C. The Company has also elected to pursue production of its new Rover model through Minson. Minson uses molds owned by the Company to produce the K9 and Rover boots. No manufacturing agreement exists between the parties and the quantities and costs for the K9 and Rover boots are set by mutual agreement between the parties. Minson is a well known manufacturer of in-line skates for leading brands in the United States. Minson has five factories that could have some level of involvement in manufacturing the K9 and Rover boot; one located in Taipei, Taiwan and four in Bangkok, Thailand. On May 2,1997, the Company reached a Settlement Agreement with Minson regarding payment for boots supplied for the 1996/1997 season. The Settlement Agreement includes a schedule of payments to be made by the Company to Minson.

     The metal-edge bases in inventory were produced by Evergreen Molding ("Evergreen"), Greenville, South Carolina using molds owned by the Company. New base products for the '97/'98 season will be produced by Straightline Sports and Exothermic Molding. No manufacturing agreements exist between the parties and the quantities and costs for the various types and sizes are set by mutual agreement between the parties. Evergreen and Exothermic use a reaction injection molding process (a low pressure flow molding process). Straightline Sports is an OEM producer of winter and summer sporting goods, and uses a compression molding process to manufacture bases.

     The components for the Company's phast system are produced by Midwest Plastics, Inc., St. Paul, Minnesota, a plastics injection molder, using molds owned by the Company. Additional suppliers provide the hardware components necessary to assemble the bases and phast system. No manufacturing agreement exists between the parties and the quantities and costs for the phast system components and hardware are set by mutual agreement between the parties.

     The Company's accessories line is produced on a purchase order basis by a variety of soft goods and hard goods manufacturers around the world. The Company believes that no single accessory supplier is material to its operations.

PATENTS, TRADEMARKS AND PROPRIETARY RIGHTS

     The Company is the assignee of one U.S. patent, along with corresponding patents from several other countries, covering structural aspects which are incorporated into its Sled Dogs snow skates. The Company has also filed U.S. and foreign patent applications on certain aspects of its K9 snow skate. The Company believes that its patent rights are important to its business and the Company intends to protect them to the fullest extent practicable. No assurance can be given, however, that the Company's current or future patent rights will not be successfully challenged or circumvented by competitors or that the other measures taken by the Company will prevent the effective competition with its technologies. In addition, the strength of the patent rights is uncertain and the cost to enforce its patent rights may exceed the Company's resources.

     The Company has registered the marks Sled Dogs, the Sled Dogs logo, Park Sled Dogs, and SnowRunner with the U.S. Patent and Trademark Office. The Company has also filed for U.S. trademark registration for the trademarks "The World is Going to the Dogs," "K9," "Slide," and "Half Breed." The Sled Dogs , Sled Dogs logo, K9 and SnowRunner marks are also registered (or the subject of registration applications) in a number of foreign countries. While the Company is not aware of any conflicting trademark rights owned by other parties, no assurance can be given that no such rights exist.

     With respect to foreign patent and trademark filings of the Company, no assurance can be given that the Company will secure patent or trademark registrations in all foreign countries in which applications are now pending or in which applications are expected to be filed sometime in the future, or that the Company will maintain all existing applications or registrations.

RESEARCH AND DEVELOPMENT

     Expenditures by the Company for research and development activities amounted to $137,818 in 1997 and $315,632 in 1996.

EMPLOYEES

     As of June 9, 1997, the Company had 10 full-time employees, including two in sales and marketing, four in operations and four in finance and administration. The Company's employees are not represented by any collective bargaining organization.

FORWARD-LOOKING STATEMENTS

     Forward-looking statements herein are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Certain important factors could cause results to differ materially from those anticipated by some statements made herein. You are cautioned that all forward-looking statements involve risks and uncertainties. Among the factors that could cause results to differ materially are the following: lack of availability of financing; inability to control costs or expenses; manufacturing and distribution problems; and lack of market acceptance of the Company's products. Reference is also made to the risk factors contained in the Company's Registration Statement on Form S-3 (No. 33-80875), which are incorporated herein by reference.

ITEM 2. PROPERTIES

     The Company's current facilities are located in Minneapolis, Minnesota, and consist of approximately 5,500 square feet of office space. The space is occupied under a lease which expires in April 1999. Future minimum lease commitments are $32,851 for the year ending March 31, 1998, and $41,153 for the year ending March 31, 1999. The Company's facilities are expected to be sufficient for its needs for fiscal 1998-1999.


ITEM 3.   LEGAL PROCEEDINGS

Minson Enterprises Co. Ltd., a/k/a Minson Sporting Goods Limited v. The Sled Dogs Company, a Colorado corporation, United States District Court, District of Minnesota. Minson Enterprises commenced this action against the Company in January 1997 to recover $435,665.25 plus interest, cost and attorneys' fees for merchandise Minson provided to the Company from June 1996 through October 1996. The Company answered the complaint and disputed the amount owing for merchandise and claimed a credit for defective merchandise. The parties reached a settlement in May 1997, under which the Company agreed to pay
Minson Enterprises $410,655.29 plus interest (less any negotiated credit for defective merchandise), by installment payments from May 1997 through November 1997. The parties amended the settlement agreement on or about June 2, 1997. The Company has paid $200,000 of the settlement amount, in accordance with the amended settlement agreement.

Eagle USA Airfreight, Inc. v. The Sled Dogs Company, District Court of Harris County, Texas, 189 Judicial District Court. EagleUSA commenced this action against the Company in January 1997 to recover $66,293.72 plus interest, costs, and attorneys' fees for freight forwarding services EagleUSA performed for the Company. The parties reached a settlement on or about April 16, 1997, under which the Company agreed to pay EagleUSA $66,293.72 plus interest, in installment payments of $33,146.86 on May 1, 1997; and $33,146.86 on December 1, 1997. The Company did not make the May 1 payment and EagleUSA has extended the date for payment of that amount to June 30, 1997.

West Telemarketing Corporation, a Delaware corporation v. The Sled Dogs Company, District Court of Douglas County, Nebraska. West Telemarketing commenced this action to recover $84,602.27 plus interest, for inbound telemarketing services West Telemarketing provided to the Company. The parties reached a settlement on or about May 19, 1997, under which the Company agreed to pay West Telemarketing $44,497.30 on or before June 1, 1997. That settlement is secured by a Confession of Judgment by the Company for $88,994.60. The Company did not make the June 1 payment and West Telemarketing has extended the date for payment of the settlement amount to June 30, 1997.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


     No matters were submitted to a vote of the Company's shareholders during the third quarter of fiscal year 1997.

                                   PART II

ITEM 5. MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The common stock of The Sled Dogs Company was traded on the Nasdaq Small-Cap Market under the symbol SNOW and on the Boston Stock Exchange under the symbol SNW. Effective with the close of business on June 19, 1997, the Company was delisted from the Nasdaq Small-Cap Market as it was unable to meet current Nasdaq listing standards of a minimum bid price of at least $1.00, or in the alternative to the minimum bid price, capital and surplus of $2,000,000 or more. After June 19, 1997, the Company's common stock traded on the Nasdaq over-the-counter (OTC) Bulletin Board. The price ranges per share shown in the table below are the highest and lowest prices as quoted by the Nasdaq Small-Cap Market for the periods shown. These prices include interdealer prices, without retail markup, markdown or commissions, and do not always represent transactions with the public.



Nine months ended March 31, 1997:
                                                   High       Low
                                                   ----       ---
First Quarter                                      $1.19     $ .75
Second Quarter                                     $1.03     $ .31
Third Quarter                                      $ .50     $ .19

Fiscal year ended June 30, 1996:

First Quarter                                      $2.94     $ .44
Second Quarter                                     $2.94     $1.00
Third Quarter                                      $2.00     $ .75
Fourth Quarter                                     $1.25     $ .69

As of June 9, 1997, the Company had 375 holders of record of its common stock. The Company believes that there are approximately 2800 beneficial owners of the common stock who hold securities of the Company in street name.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following information should be read in conjunction with the consolidated condensed financial statements and the notes thereto included in
Item 7 of this Form 10-KSB Report. Please note that the Company has changed its fiscal year end to March 31. As a result of this change, the following discussion and analysis will contain comparisons between the nine month period ended March 31, 1997 and the twelve month period ended June 30, 1996.

LIQUIDITY AND CAPITAL RESOURCES

Results of the Company's infomercial in fiscal 1997 were mixed. The infomercial was effective in creating consumer leads and demand at the retail level but it did not generate the expected direct sales. While the Company believes the results of the infomercial will benefit the Company longer term, the short term effect was lower than expected direct sales and higher than expected inventory levels both of which negatively impacted cash flow. These factors have forced the Company into a negative working capital position, requiring immediate capital to fund ongoing operations.

As of March 31, 1997, the Company had no availability under its asset-based line of credit with a commercial bank. The line of credit bears interest at prime plus 4.0%, has a maximum borrowing level of $2 million and expires in June 1997. The line of credit is secured by substantially all of the Company's assets, requires the Company to maintain certain financial ratios and restricts the payment of dividends. At March 31,1997 the Company was in default of the minimum book net worth covenant which increases the rate of interest by two percentage points. At March 31, 1997, there were outstanding borrowings under the line of $619,727 that also included an overdraft amount of $248,778 (i.e., borrowings in excess of available collateral). The Company has been informed by this commercial bank that it will not renew the Company's line of credit, effective June 30, 1997. The Company and the bank are currently working on a plan for repayment. The Company is currently pursuing alternative sources of asset-based lines of credit. However, there can be no assurances that an asset -based line of credit will be obtained.

In June 1997 the Company secured the first $500,000 of its $1.5 million private loan unit offering. Each unit of the offering consists of a $50,000 convertible subordinated secured promissory note and a warrant to purchase 25,000 shares of common stock at $.25 per share. The notes are convertible into common stock of the Company at $.25 per share. In the event this offering is not successfully completed, the Company will be required to cease operations. Even if the Company raises the maximum proceeds in this offering, the Company will require significant additional capital in order to continue operations. The Company is exploring other financing alternatives such as the exercise of existing warrants through a discount exercise price and the completion of a shareholder rights offering. There can be no assurance the Company will be able to obtain such capital.

The Company continues to work on generating additional cash and working capital internally through the collection of existing receivables and sales of excess/obsolete inventory. The Company also has taken many steps to conserve cash such as: 1) Rescheduling payments to the majority of its creditors allowing new capital to be used for moving the business forward into the 1997/1998 season; 2) Reducing headcount from sixteen to ten and 3)
Significantly reducing fiscal 1998 planned expenses. The Company is behind in its rescheduled payments to creditors. The Company has reached settlement agreements with three major creditors that require specific payments on specific dates. The Company is behind in its payments to two of these creditors.

The Company's external auditors have included an explanatory paragraph in the Report of Independent Auditors with regards to the Company's ability to continue as a going concern as the realization of its assets and orderly satisfaction of its liabilities are dependent on obtaining additional funds from outside sources and generating sufficient working capital from operations. If the Company is unable to obtain additional funds from outside sources and generate sufficient working capital form operations, the Company will be required to cease operations.

The Company's cash and cash equivalents were $11,542 at March 31, 1997, compared to $653,251 at June 30, 1996, a decrease of $641,709. The Company's working capital position at March 31, 1997 was a negative $1,186,341. During the nine months ended March 31, 1997, the Company's operations used net cash of $2,369,983, primarily to fund operating losses and purchase additional inventories.

The $246,146 increase in inventory from June 30, 1996 to March 31, 1997 was due to inventory purchases made to meet sales projections for the 1996/97 winter season. The Company must commit to inventory purchases at least 90-120 days prior to first customer shipment dates to ensure on-time deliveries from its foreign suppliers. The Company committed to inventory purchases based on anticipated higher sales levels than were achieved. The acquisition of excess K9 inventory for the season negatively impacted cash flow.

The increases in accounts payable and other accrued expenses and other liabilities from June 30, 1996 to March 31, 1996 were $930,022 and $404,274, respectively. The increases were due to the Company delaying and rescheduling payments to its creditors to ensure sufficient working capital for operations.

The Company's investing activities for the nine months ended March 31, 1997 consisted of capital expenditures of $311,644 that primarily related to manufacturing molds for the K9 product ($271,989 or 87% of the total), warehouse assembly equipment ($28,233) and other ($11,421). The Company also spent $27,446 on additional patents and trademarks. These expenditures were offset by proceeds of $2,867 received on the sale of warehouse equipment.

The Company's financing activities for the nine months ended March 31, 1997 provided cash of $2,064,497 consisting of $1,322,396 in net proceeds from the exercise of 1,763,194 Private Placement Warrants, $150,000 in net proceeds from the issuance of long-term debt and $592,101 in net borrowings under the Company's line of credit. The Private Placement Warrants were exercisable at an exercise price of $.75 per share during the period commencing July 17, 1996 and ending August 30, 1996. Upon the expiration of such period, the Private Placement Warrants were again exercisable for $1.00 per share. The proceeds from these financing activities were applied to working capital and other corporate purposes.

RESULTS OF OPERATIONS

NET SALES

The Company's net sales for the nine months ended March 31, 1997 (fiscal 1997) were $1,463,467, a 67% increase from the net sales of $876,803 reported for the twelve months ended June 30, 1996 (fiscal 1996). The increase in net sales results can be attributed primarily to the sales of the new K9 product and the growth in the retail, direct and international distribution channels. The accessory product line accounted for 10% of net sales for fiscal 1997 compared to 11% for fiscal 1996.

COST OF GOODS SOLD AND GROSS MARGIN

Gross margin as a percentage of net sales was 10% for fiscal 1997 (before considering the provision for inventory obsolescence of $728,589 and manufacturing asset write-down of $262,692), compared to 14% for fiscal 1996 (before considering the provision for inventory obsolescence of $250,000). The four point reduction in gross margin from fiscal 1996 was primarily due to the increase in fixed costs for manufacturing asset depreciation and warehouse operations. The Company acquired new production molds in fiscal 1997 for the K9 product that resulted in the increased manufacturing asset depreciation.
The Company also incurred additional warehouse expenses due to the increase in inventory in fiscal 1997. The Company outsources its warehouse operations and is charged on a per unit basis for shipping, assembly and storage.

GENERAL AND ADMINISTRATIVE

General and administrative expenses for fiscal 1997 were $1,219,485, compared to $1,188,705 for fiscal 1996, an increase of $30,780 or 3%. The increase from the prior year was primarily attributed to higher salaries and benefits due to one new hire for operations management and the reclassification of one employee from marketing to administrative. In fiscal 1998 and beyond, the Company expects general and administrative expenses to decrease as a percentage of net sales, if it controls these costs, and if its net sales base increases. For fiscal 1998, the administrative staff has been reduced by two employees.

SALES AND MARKETING

Sales and marketing expenses for fiscal 1997 were $2,098,415, compared to $2,124,714 for fiscal 1996, a decrease of $26,299 or 1%. The Company plans to decrease sales and marketing expenses substantially in fiscal 1998, primarily in the area of advertising, in an effort to conserve its cash. For fiscal 1998, the sales and marketing staff has been reduced by four employees. The Company is unable to predict what effect the decrease in expenses and staff will have on sales, but it could have a material adverse effect.

RESEARCH AND DEVELOPMENT

Research and development expenses for fiscal 1997 were $137,818, compared to $315,632 for fiscal 1996, a decrease of $177,814 or 56%. The decrease from the prior year was primarily due to the reduction in development costs for future generation snow skate products versus the costs incurred in fiscal 1996 developing the new K9 model. The Company expects research and development expenses to increase if there is demand for alternative boot and base structures to accommodate different snow skating styles and venues.

INTEREST EXPENSE

Interest expense for fiscal 1997 was $77,580 compared to $80,935 for fiscal
1996.   The decrease from the prior fiscal year was due to interest expense being incurred for only nine months in fiscal 1997.

INTEREST INCOME AND OTHER (INCOME) EXPENSE

Interest income and other (income) expense for fiscal 1997 was ($22,469) compared to ($83,813) for fiscal 1996, a decrease of $61,344 or 73%. The decrease from the prior year was due to less interest income earned as fiscal 1997 cash balances were much lower than in fiscal 1996.

NET LOSS

The net loss of $4,369,815 for fiscal 1997 was $619,727 greater than the net loss of $3,750,088 reported for fiscal 1996. The increase in net loss for fiscal 1997 was primarily due to the noncash provision for inventory obsolescence of $728,589. The Company does not expect to be profitable in fiscal 1998.

Forward-looking statements herein are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Certain important factors could cause results to differ materially from those anticipated by some statements made herein. You are cautioned that all forward-looking statements involve risks and uncertainties. Among the factors that could cause results to differ materially are the following: lack of availability of financing; inability to control costs or expenses; manufacturing and distribution problems; lack of market acceptance of the Company's products; and competitive pressures. Reference is made to the risk factors contained in the Company's Registration Statement on Form S-3 (No. 33-80875), which are incorporated herein by reference.

ITEM 7. FINANCIAL STATEMENTS
     The following Financial Statements and Independent Auditors' Report are included herein on the pages indicated:

                                                                            Page
                                                                            ----
Report of Ernst & Young LLP                                                 F-1
Balance Sheets as of March 31, 1997 and June 30, 1996                       F-2
Statements of Operations for the nine months ended March 31, 1997 and
1996 and the year ended June 30, 1996                                       F-3
Statements of Shareholders' Equity (Deficiency) for the nine months ended
March 31, 1997 and the year ended June 30, 1996                             F-4
Statements of Cash Flows for the nine months ended March 31, 1997 and
1996 and the year ended June 30, 1996                                       F-5
Notes to Financial Statements                                               F-6


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The Bylaws of the Company provide that the number of directors shall be no less than three (3) and no more than seven (7). Subject to approval by shareholders, seven (7) directors will be elected at the Annual Meeting, each person to serve until the next annual meeting of shareholders and until a successor has been elected and qualified.

     Mr. Kent Rodriguez, Mr. David N. Braus, and Mr. Rudy A. Slucker are currently directors of the Company and each has consented to being named as a nominee. It is intended that proxies will be voted for such nominees. The Company believes that each nominee will be able to serve, but should any of the nominees be unable to serve as a director, the persons named in the proxies have advised the Company that they will vote for the election of such substitute nominee as the Board of Directors may propose. Nominees to the Board of Directors are elected by a majority of the votes cast in person or by proxy at the Annual Meeting.

                              BOARD OF DIRECTORS

     The names, ages and positions with the Company of each nominee are set forth below.


                                       Position with          Director
Name                   Age             the Company             Since
----                   ---             -----------             -----
Kent Rodriguez          40             Chairman and Director   1997
David N. Braus          40             Director                1992
Rudy A. Slucker         49             Director                1996

BUSINESS EXPERIENCE

     Kent Rodriguez has served as Chairman and a director since January 1997. Prior to joining the Company and during 1996, Mr. Rodriguez acted as a financial consultant to American Research Corporation, a marketing services firm and was employed as a financial analyst by Summit Investment Corporation, an investment banking and brokerage firm. From 1994 to 1995, Mr. Rodriguez served as president of The First National Bank of Elmore, Minnesota, a commercial banking firm. From 1985 to 1994, Mr. Rodriguez held various positions with The First National Bank of Elmore, Minnesota.

     David N. Braus has been a director of the Company since August 1992. Mr. Braus has served as General Counsel, Corporate Secretary and a director of HAIFinance Corp., a venture capital firm, since 1989. Mr. Braus has served as President of David N. Braus, Chartered, a law firm specializing in venture capital law and international business law. Mr. Braus also serves as a director of numerous companies in various types of business and in some cases also serves as general counsel and/or corporate secretary.

     Rudy A. Slucker has served as a director of the Company since February 1996. Since August 1990, Mr. Slucker has been engaged in investing for his own account. Mr. Slucker is the designee of GKN Securities Corp. ("GKN").
Pursuant to the Agency Agreement, dated October 12, 1995, between the Company and GKN relating to the private placement of 8,000,000 units, the Company agreed that for a five-year period commencing on the closing of such private placement, GKN has the right to designate a nominee to the Company's Board of Directors, reasonably acceptable to the Company.

                         BOARD AND COMMITTEE MEETINGS

     During fiscal 1997, the Board of Directors held eleven formal meetings and took action in writing five times. Each director attended at least 75 percent of the meetings of the Board of Directors and Committees of which he or she was a member. The Compensation/Stock Option Committee was comprised of Rudy A. Slucker, Hope S. Taitz and Thomas F. Votel and met two times during fiscal 1997. The Audit Committee was comprised of David N. Braus, Hope S. Taitz and Thomas F. Votel and did not meet during fiscal 1997. The Compensation/Stock Option Committee recommends the compensation for the Company's executive officers, reviews the compensation of all Company officers and has responsibility for approval of all material terms of options granted to employees and directors. The Audit Committee recommends to the Board of Directors the selection of independent accountants and reviews the activities and reports of the independent accountants.

                              EXECUTIVE OFFICERS

     The following table sets forth the names and ages of the Company's Executive Officers, together with all positions and offices held with the Company by each such Executive Officer. Officers are appointed to serve until their successors have been elected and have qualified.


Name                 Age       Offices

Kent Rodriguez       40        Chairman and Director

Michael P. Wise      40        Chief Financial Officer, Treasurer and Secretary


     Michael Wise has served as Chief Financial Officer of the Company since November 1995. Mr. Wise joined the Company in June 1994 as the Controller after serving as a consultant to the Company since April 1994. In September 1994, he was elected to serve as Treasurer and Secretary. Prior to joining the Company, Mr. Wise was employed by National Computer Systems, Inc., Education Systems Division, a developer and marketer of information systems and services for education, serving as the Complementary Channels Manager from April 1992 to March 1994, as Division Controller from November 1989 to May 1992 and as Manager of Finance and Administration from April 1986 to October 1989. From March 1982 to March 1986, Mr. Wise held various financial positions with Jostens, Inc., a scholastic, sportswear and recognition products company. From September 1979 to February 1982, Mr. Wise was employed by Arthur Andersen & Co., a big six public accounting firm.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the "SEC"). Officers, directors and greater than ten-percent shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. Based solely on its review of the copies of such forms received by it, the Company believes that, during the period from July 1, 1995 through March 31, 1997, all filing requirements applicable to its officers, directors and greater than ten-percent beneficial owners were complied with.

ITEM 10. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

     The following table sets forth all cash compensation paid or to be paid by the Company, as well as certain other compensation paid or accrued, during fiscal years 1997, 1996, and 1995 to the Chief Executive Officer. No executive officer received annual salary and bonus in excess of $100,000 for the nine months ended March 31, 1997.


                                                                 Long Term           All Other
                                   Annual Compensation           Compensation       Compensation
                                   -------------------           ------------       ------------
Name and
Principal        Fiscal      Salary      Bonus       Other
Position         Year         ($)         ($)         ($)             Options                 ($)
--------         ----         ---         ---         ---             -------                 ---
[------  -----]  1997        59,423                   3,964(1)        415,000                 --
John Sundet      1996        90,000        --         6,000(1)        250,000                 --
President and    1995        90,900        --         6,000(1)           --                   --
Chief            1994        70,000        --               --        165,000                 --
Executive
Officer

----------
(1)   Consists of a monthly car allowance.


OPTION GRANTS DURING FISCAL YEAR 1997

     The following table provides information regarding stock options granted during fiscal 1997 to the executive officer named in the Summary Compensation Table. The Company has not granted any stock appreciation rights.


                          Percent of Total     Exercise or
               Options    Options Granted      Base Price
Name           Granted    in Fiscal Year       Per Share     Expiration Date
----           -------    --------------       ---------    -----------------
John Sundet    415,000          45%              $ .50      February 28, 2002


OPTION EXERCISES DURING FISCAL YEAR 1997 AND FISCAL YEAR-END OPTION VALUES

     The named executive officer in the Summary Compensation Table did not exercise any options during fiscal 1997. The Company has no outstanding stock appreciation rights.


                                 Number of            Unexercised
                                 Unexercised          In-the-Money
             Shares              Options at           Options at
             Acquired            March 31, 1997       March 31, 1997
             on        Value     Exercisable/         Exercisable/
Name         Exercise  Realized  Unexercisable        Unexercisable(1)
----         --------  --------  -------------        ----------------
                                 415,000 exercisable  $-0- exercisable
John Sundet  --        --        -0- unexercisable    $-0- unexercisable

(1) Value is calculated on the basis of the difference between the option exercise price and the average of the bid and asked prices for the Company's Common Stock at March 31, 1997 as quoted on the Nasdaq SmallCap Market, multiplied by the number of shares of Common Stock underlying the option.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table provides information as of June 9, 1997 concerning the beneficial ownership of the Company's Common Stock by (i) each director and nominee for director of the Company, (ii) the executive officers named in the Summary Compensation Table, (iii) any holder known by the Company to be the beneficial owner of more than 5% of the outstanding shares of Common Stock, and
(iv) all directors and executive officers as a group. Except as otherwise indicated, the persons named in the table have sole voting and investment power with respect to all shares of Common Stock owned by them.


Name and Address or Identity              Number of Shares              Percent of
     of Group                           Beneficially Owned (1)           Class (1)
-------------                         ---------------------------        ----------
John Sundet                                    1,028,000(2)                7.07%
13785 Wood Lane
Minnetonka, MN  55401

David N. Braus                                 1,125,000(3)                7.69%
HAIFinance Corp.
Fairfax Square Tower II, Suite 760
8075 Leesburg Pike
Vienna, VA  22182

Kent Rodriguez                                   800,000(4)                5.59%
212 Third Avenue North
Suite 420
Minneapolis, MN  55401

HAIFinance Corp.                               1,125,000(3)                7.69%
Fairfax Square Tower II
Suite 760
8075 Leesburg Pike
Vienna, VA  22182

Rudy A. Slucker                                1,050,000(5)                7.21%
66 Duffield Drive
South Orange, NJ  07029

All Directors and Executive                    3,196,500(3)(4)(5)(6)      19.13%
Officers as a Group (4 persons)

(1) Under the rules of the Securities and Exchange Commission ("SEC"), shares not actually outstanding are deemed to be beneficially owned by a person if such person has the right to acquire the shares within 60 days of the record date. Pursuant to such SEC Rules, shares deemed beneficially owned by virtue of a person's right to acquire them are also treated as outstanding when calculating the percent of the class owned by such person and when determining the percent owned by any group in which the person is included.

(2)  Includes options and warrants to purchase 440,000 shares of Common Stock.

(3) Includes 750,000 shares owned by HAIFinance Corp. ("HAI"), of which Mr. Braus is an officer and director, and 375,000 shares which may be purchased by HAI upon exercise of currently exercisable warrants.

(4)  Includes warrants to purchase 800,000 shares of Common Stock.

(5)  Includes warrants to purchase 550,000 shares of Common Stock.

(6)  Includes options and warrants to  purchase 1,354,165 shares of Common
Stock.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

CERTAIN TRANSACTIONS

     The Company issued an aggregate of 1,125,000 shares of Series A Preferred Stock to HAIFinance Corp., a Virginia corporation ("HAI"), between July 1992 and January 1993 for aggregate consideration of $1,125,000. HAI is an independent venture capital company. Prior to its preferred stock investment, it had no relationship with the Company or any of its affiliates. The 1,125,000 shares of Series A Preferred Stock were converted automatically into 750,000 shares of the Company's Common Stock upon the effective date of the Company's initial public offering in March 1994.

     In July 1993 and January 1994, the Company concluded bridge financing arrangements with HAI for a total of $1,382,000 plus a letter of credit accommodation from HAI in the amount of $201,900. The bridge financing was evidenced by promissory notes bearing interest at 12% per annum, and the letter of credit accommodation is subject to a letter of credit fee of 4% per quarter. The Company repaid the promissory notes, as well as any amounts drawn on the letter of credit, from the proceeds of the initial public offering. In July 1993, the Company issued HAI five-year warrants to purchase 250,000 shares of the Company's Common Stock at a price of $.30 per share in connection with HAI's commitment for $525,000 of the bridge financing. In January 1994, the Company issued HAI five-year warrants to purchase 125,000 shares of the Company's Common Stock at a price of $1.50 per share in connection with HAI's commitment for the balance of the bridge financing, with a value of $81,000 assigned to such warrants as an additional cost of such financing.

     In January 1994, the Company, John Sundet, HAI and four other shareholders (collectively, the "Shareholders") entered into an Amended and Restated Shareholders Agreement (the "Shareholder Agreement"). The Shareholder Agreement prohibits transfers by any of the Shareholders to third parties unless the offering Shareholder first offers the stock to the other Shareholders under the Shareholder Agreement.

     In February 1994, the Company and HAI entered into an agreement under which HAI, upon the closing of the initial public offering, converted $637,500 of debt owed to it by the Company into 150,000 shares of the Company's Common Stock at $4.25 per share. Under the agreement, the Company also permitted HAI to sell 150,000 shares of the Company's Common Stock in the offering as a selling shareholder.

In March 1997, the Company borrowed a total of $150,000 under three convertible subordinated debt notes with Kent Rodriguez, Chairman. The Convertible subordinated debt bears interest at 12% per year and is due on March 31, 2000. The notes are convertible into common stock at a conversion price of $.50 per share at any time prior to the maturity of the notes. The notes will be automatically converted into common stock in the event that the last sale price of the Company's common stock has been at least $2.00 for 20 consecutive trading days. In connection with the convertible subordinated debt, the Company has granted Mr. Rodriguez warants to purchase 45,000 shares of common stock at an exercise price of $.375 per share. The warrants expire on March 31, 2000.

In April 1997, the Company borrowed an additional $100,000 from Kent Rodriguez under convertible subordinated notes. The terms of these notes are identical to the terms described above. In addition, Mr. Rodriguez was granted warrants to purchase an additional 30,000 shares of common stock at an exercise price of $.375.

In April 1997, the Company's Board of Directors, in consideration for Mr. Rodriguez loaning $250,000 to the Company, has canceled the original warrants to purchase 75,000 shares of common stock and issued Mr. Rodriguez warrants to purchase 250,000 shares of common stock at $.25 per share. These warrants expire on March 31, 2000.

In April 1997, the Company borrowed a total of $50,000 under a subordinated secured promissory note with Rudy Slucker, Director. The note bears interest at 12% per year and was due on June 1, 1997. In connection with the note, the Company granted Mr. Slucker warrants to purchase 50,000 shares of common stock at an exercise price of $.25 per share. As of the date of this report, the note had not been repaid.

In May 1997, the Company entered into a $25,000 subordinated secured promissory note with Mr. Rodriguez. The note bears interest at 12% per year and is due on July 15, 1987. The note is secured by the Company's assets.

In May 1997, the company announced that it had reached a settlement agreement with Minson Enterprises Co. LTD. The Settlement Agreement calls for the Company to pay Minson amounts currently due totaling $410,655 plus interest at a rate of 5% per year. The amount due Minson has been personally guaranteed by Mr. Rodriguez. In connection with this guarantee, the Company has granted Mr. Rodriguez a warrant to purchase 500,000 shares of common stock at $.25 per share. The warrant expires on March 31, 2000.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits. See "Exhibit Index" immediately following the signatures on this report on Form 10-KSB.

     (b) Reports on Form 8-K. The Registrant filed a report on Form 8-K January 27, 1997.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  June 30, 1997            THE SLED DOGS COMPANY       "Company"

                                 /s/ Kent Rodriguez
                                 -------------------------------------
                                          Kent Rodriguez, Chairman of the Board


     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Company in the capacities and on the dates indicated.


Signature and Title                                                      Date
/s/ Kent Rodriguez                                                       June 30, 1997
-----------------------------------------
Kent Rodriguez, Chairman of the Board
 and
Director (Principal Executive Officer)


/s/ Michael P. Wise                                                      June 30, 1997
-----------------------------------------
Michael P. Wise, Chief Financial Officer, Treasurer and Secretary
(Principal Financial and Accounting Officer)



/s/ Rudy A. Slucker                                                      June 30, 1997
-----------------------------------------
Rudy A. Slucker, Director


/s/ David N. Braus                                                       June 30, 1997
-----------------------------------------
David N. Braus, Director

                       CONSOLIDATED FINANCIAL STATEMENTS

                             THE SLED DOGS COMPANY

                      NINE MONTHS ENDED MARCH 31, 1997 AND
                            YEAR ENDED JUNE 30, 1996

                             The Sled Dogs Company

                       Consolidated Financial Statements


                      Nine Months ended March 31, 1997 and
                            Year ended June 30, 1996




                                    CONTENTS


    Report of Independent Auditors......................................  1

    Audited Consolidated Financial Statements

    Consolidated Balance Sheets.........................................  2
    Consolidated Statements of Operations...............................  3
    Consolidated Statement of Changes in Shareholders'
    Equity (Deficit)....................................................  4
    Consolidated Statements of Cash Flows...............................  5
    Notes to Consolidated Financial Statements..........................  6

                         Report of Independent Auditors


Board of Directors and Shareholders
The Sled Dogs Company

We have audited the accompanying consolidated balance sheets of The Sled Dogs Company as of March 31, 1997 and June 30, 1996, and the related consolidated statements of operations, changes in shareholders' equity (deficit) and cash flows for the nine months ended March 31, 1997 and the year ended June 30, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Sled Dogs Company at March 31, 1997 and June 30, 1996, and the consolidated results of its operations and its cash flows for the nine months ended March 31, 1997 and the year ended June 30, 1996, in conformity with generally accepted accounting principles.

As discussed in Note 2 to the financial statements, the Company's recurring losses from operations and accumulated deficit raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustment that might result from the outcome of this uncertainty.

                                                      /s/ Ernst & Young LLP


Minneapolis, Minnesota
May 13, 1997
                                                                               1

                             The Sled Dogs Company

                          Consolidated Balance Sheets



                                                             MARCH 31,       JUNE 30,
                                                                1997           1996
                                                           --------------  ------------
ASSETS
Current assets:
  Cash and cash equivalents                                $    11,542     $    653,251
  Accounts receivable, less allowance for doubtful
    accounts of $167,000 and $147,000 at March 31, 1997 and
    June 30, 1996, respectively                                  225,168        349,354
  Other receivables                                                              34,402
  Inventories                                                    940,226        694,080
  Prepaid expenses                                                23,385        168,714
                                                               1,200,321      1,899,801
Property and equipment:
  Furniture                                                      135,309        128,999
  Computer equipment                                              83,854         78,743
  Vehicles                                                        63,708         63,708
  Manufacturing assets                                         1,015,517        743,529
  Warehouse equipment                                             39,309         19,056
  Leasehold improvements                                          27,197         27,197
  Accumulated depreciation                                    (1,023,125)      (456,043)
                                                           -------------   ------------
                                                                 341,769        605,189
Patents, less accumulated amortization of $159,253 and
  $123,686 at March 31, 1997 and June 30, 1996,
  respectively                                                   151,575        159,697
                                                           -------------   ------------
Total assets                                               $   1,693,665   $  2,664,687
                                                           =============   ============
LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Accounts payable                                         $   1,308,700   $    378,678
  Accrued expenses and other liabilities                         458,235         53,961
  Line of credit                                                 619,727         27,626
                                                           -------------   ------------
                                                               2,386,662        460,265
Convertible subordinated debt-related party                      150,000              -
Shareholders' equity (deficit):
  Convertible preferred stock, Series A, $1.00 par value:
    Authorized shares - 1,500,000
    Issued and outstanding shares - -0- at March 31, 1997
    and June 30, 1996                                                  -              -
  Common stock, $.01 par value:
    Authorized shares - 50,000,000
    Issued and outstanding shares - 13,513,193 and
      11,749,999 - at March 31, 1997 and June 30, 1996,
      respectively                                                35,132        117,500
  Additional paid-in capital                                  13,596,638     12,291,874
  Accumulated deficit                                        (14,574,767)   (10,204,952)
                                                           -------------   ------------
Total shareholders' equity (deficit)                            (842,997)     2,204,422
                                                           -------------   ------------
Total liabilities and shareholders' equity (deficit)       $   1,693,665   $  2,664,687
                                                           =============   ============

See accompanying notes.

                             The Sled Dogs Company

                     Consolidated Statements of Operations




                                                           NINE MONTHS ENDED       YEAR ENDED JUNE 30,
                                                                MARCH 31
                                                           1997          1996             1996
                                                       ------------  ------------  ------------------
                                                                     (Unaudited)
Net sales                                              $ 1,463,467   $   985,468   $          876,803
Cost of goods sold                                       2,322,453       753,930            1,000,718
                                                       -----------   -----------   ------------------
Gross margin                                              (858,986)      231,538             (123,915)

Costs and expenses:
  General and administrative                             1,219,485       942,994            1,188,705
  Sales and marketing                                    2,098,415     1,400,530            2,124,714
  Research and development                                 137,818       259,475              315,632
                                                       -----------   -----------   ------------------
                                                         3,455,718     2,602,999            3,629,051
  Interest expense                                          77,580        71,864               80,935
  Interest income and other (income) expense               (22,469)      (62,872)             (83,813)
                                                       -----------   -----------   ------------------
Net loss                                               $(4,369,815)  $(2,380,453)  $       (3,750,088)
                                                       ===========   ===========   ==================
Net loss per common share                              $      (.32)  $      (.29)  $             (.41)
                                                       ===========   ===========   ==================
Weighted average number of common and
  common equivalent shares outstanding                  13,265,220     8,171,817            9,061,474
                                                       ===========   ===========   ==================

See accompanying notes.

                             The Sled Dogs Company

      Consolidated Statement of Changes in Shareholders' Equity (Deficit)




                                                        CONVERTIBLE
                               COMMON STOCK           PREFERRED STOCK       ADDITIONAL                     TOTAL
                           ------------------------------------------        PAID-IN      ACCUMULATED   SHAREHOLDERS'
                             SHARES     AMOUNT     SHARES      AMOUNT        CAPITAL        DEFICIT      EQUITY (DEFICIT)
                           ---------------------------------------------------------------------------------------------
Balance at June 30, 1995    3,749,999   $ 37,500         -   $          -   $ 8,940,743   $ (6,454,864)  $     2,523,379
  Common Stock issued in
    private placement, net
    of offering costs       8,000,000     80,000         -              -     3,341,131              -         3,421,131
  Expense related to
    warrants issued in
    connection with services
    rendered                        -          -         -              -        10,000              -            10,000
  Net loss                          -          -         -              -             -     (3,750,088)       (3,750,088)
                           ----------   --------   -------   ------------   -----------  -------------   ---------------
Balance at June 30, 1996   11,749,999    117,500         -              -    12,291,874    (10,204,952)        2,204,422
  Warrants exercised        1,763,194     17,632         -              -     1,304,764              _         1,322,396
  Net loss                          -          -         -              -             -     (4,369,815)       (4,369,815)
                           ----------   --------   -------   ------------   -----------  -------------   ---------------
Balance at March 31, 1997  13,513,193   $135,132         -   $          -   $13,596,638  $ (14,574,767)  $      (842,997)
                           ==========   ========   =======   ============   ===========  =============   ===============

See accompanying notes.

                             The Sled Dogs Company

                     Consolidated Statements of Cash Flows


                                                           NINE MONTHS ENDED        YEAR ENDED
                                                               MARCH 31              JUNE 30,
                                                          1997           1996          1996
                                                      -------------  ------------  -------------
                                                                     (Unaudited)
OPERATING ACTIVITIES
Net loss                                              $  (4,369,815) $ (2,380,453) $  (3,750,088)
Adjustments to reconcile net loss to net cash used
  in operating activities:
   Depreciation and amortization                            290,812       217,916        299,242
   Non-cash expense related to warrants issued                    -        10,000         10,000
   Loss on asset disposals                                  316,953        16,920         27,458
   Changes in operating assets and liabilities:
    Receivables                                             124,186      (270,305)       (23,154)
    Other receivables                                        34,402             -         24,221
    Inventories                                            (246,146)     (123,351)        10,540
    Prepaid expenses                                        145,329      (214,388)       119,677
    Accounts payable                                        930,022       (76,012)       209,308
    Other accrued expenses                                  404,274       (30,187)       (35,667)
                                                      -------------  ------------  -------------
Net cash used in operating activities                    (2,369,983)   (2,849,860)    (3,108,463)

INVESTING ACTIVITIES
Purchases of property and equipment                        (311,644)     (201,388)      (425,682)
Acquisition of patents and trademarks                       (27,446)      (19,581)       (27,747)
Proceeds from sale of property and equipment                  2,867        32,000         32,800
                                                      -------------  ------------  -------------
Net cash used in investing activities                      (336,223)     (188,969)      (420,629)

FINANCING ACTIVITIES
Net proceeds from sale of common stock                    1,322,396     3,421,131      3,421,131
Net change in payable to banks                              592,101             -         27,626
Issuance of convertible subordinated debt                   150,000             -              -
                                                      -------------  ------------  -------------
Net cash provided by financing activities                 2,064,497     3,421,131      3,448,757
                                                      -------------  ------------  -------------
Net (decrease) increase in cash and cash equivalents       (641,709)      382,302        (80,335)
Cash and cash equivalents at beginning of period            653,251       733,586        733,586
Cash and cash equivalents at end of period            $      11,542  $  1,115,288  $     653,251
                                                      =============  ============  =============
Supplemental disclosures of cash flow information:
  Cash paid for interest                              $      77,580                $      80,935

See accompanying notes.

                             The Sled Dogs Company

                   Notes to Consolidated Financial Statements

                      Nine Months ended March 31, 1997 and
                          the Year ended June 30, 1996




1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION AND DESCRIPTION OF BUSINESS

The Company was incorporated in Colorado in 1991 as SnowRunner (USA), Inc. and served as a general partner in a limited partnership that was engaged in the distribution and marketing of SnowRunner snow skates. In July 1992, the limited partnership was dissolved and all assets and liabilities of the limited partnership were conveyed to the Company. The limited partners contributed their partnership interests to the Company in exchange for voting common stock of the Company. Following the restructuring, the name of the Company was changed to SnowRunner (USA) Inc. In January 1994, the name was changed to SnowRunner, Inc, and in November of 1994 the name was changed to The Sled Dogs Company. The Company sells its products throughout the United States, Canada and Japan.

CONSOLIDATION

The financial statements include the accounts of the Company and its wholly-owned subsidiary, SnowRunner (Properties) Inc., which was established and incorporated in April 1993. The subsidiary was inactive in fiscal 1997 and 1996.

FISCAL YEAR

In September 1996, the Company elected to change its fiscal year end from June 30 to March 31 effective March 31, 1997. The Company's consolidated financial statements and notes thereto include the Company's results of operations and cash flows for the nine month period from July 1, 1996 through March 31, 1997, as well as the results of operations and cash flows based on the Company's previous fiscal year ended June 30, 1996. All information related to the nine month period from July 1, 1995 through March 31, 1996 is unaudited.

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

                             The Sled Dogs Company

1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

INVENTORIES

Inventories consist exclusively of finished goods and are stated at the lower of cost (first-in, first-out) or market. Included in the March 31, 1997 and June 30, 1996 balances are $69,200 and $52,760, respectively, which represent prepayments to a supplier for inventory for the upcoming winter season.

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. Depreciation is computed using a straight-line method over the estimated useful lives of the assets which range from three to six years. During fiscal 1997, the Company wrote down the carrying value of molds used in the manufacturing process by $262,692.

INTANGIBLE ASSETS

Intangible assets (patents and organization costs) are stated at cost and are amortized on a straight-line basis over 60 months. The carrying value of intangible assets will be reviewed if the facts and circumstances suggest that it may be impaired. If this review indicates that intangible assets will not be recoverable, as determined based on the undiscounted cash flows over the remaining amortization period, the Company's carrying value of the intangible assets will be reduced by the estimated shortfall of cash flows.

INCOME TAXES

The Company accounts for income taxes using the liability method. Deferred income taxes are provided for temporary differences between financial reporting and tax bases of assets and liabilities.

NET LOSS PER SHARE

Net loss per common share for the nine months ended March 31, 1997 and the year ended June 30, 1996 is based on the weighted average number of common shares outstanding and does not include any common stock equivalents as they are anti-dilutive.

                             The Sled Dogs Company

1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

ADVERTISING COSTS

Advertising costs are charged to operations as incurred. Advertising expenses were approximately $836,949 and $568,300 in 1996, respectively.

IMPAIRMENT OF LONG-LIVED ASSETS

The Company will record impairment losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount.

STOCK-BASED COMPENSATION

The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," but applies Accounting Principles Board Opinion No. 25 (APB 25) and related interpretations in accounting for its plans. Under APB 25, when the exercise price of employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

2. GOING CONCERN

Net losses since the Company's inception have resulted in an accumulated deficit balance of $14,574,767 at March 31, 1997. The Company's ability to continue as a going concern and the realization of its assets and orderly satisfaction of its liabilities are dependent on obtaining additional funds from outside sources and generating sufficient working capital from operations.

                             The Sled Dogs Company

2. GOING CONCERN (CONTINUED)

Subsequent to March 31, 1997, the Company has raised an additional $512,500 through the sale of subordinated convertible debt in a private placement. The Company believes it must secure significant additional capital to be able to fund operations over the next 12 months. However, there can be no assurance that the Company will be able to secure enough capital to ensure ongoing operations.

3. COMMON STOCK

In November 1995, the Company sold 8,000,000 units (the "Units") in a private placement, each Unit consisting of one share of common stock and one warrant to purchase one share of common stock. The price per Unit was $.50. The Company received net proceeds of $3,421,131 from the sale of the units.

The warrants issued are exercisable at $1.00 per share and expire November 1, 2000. They may be redeemed, at the option of the Company, upon notice, at the price of $.01 per warrant, provided that the last sales price of the Company's common stock has been at least $2.50 on each of the twenty consecutive trading days ending on the third business day prior to the date on which notice of redemption was given.

In July and August 1996, the Company received net proceeds of $1,322,396 from the exercise of 1,763,194 outstanding warrants. These warrants were exercised at a discount price of $.75 per share.

The Company also issued to the investment banking firm and certain individuals, upon completion of the private placement, unit purchase options ("UPOs") to purchase 890,000 Units at $.55. Each UPO consists of one share of common stock and one warrant to purchase one share of common stock at $.75. Half of the UPOs became exercisable on November 1, 1996, the other half are exercisable on November 1, 1997. The UPOs expire November 1, 2000.

                             The Sled Dogs Company

4. STOCK OPTIONS AND WARRANTS

On July 25, 1992, the Company adopted the SnowRunner, Inc. Stock Option Plan which was amended in October 1996 (the "Plan"). Under the Plan, the Company has reserved 2,160,000 shares of common stock for issuance to key employees and others as either incentive based options or non-qualified options. Under the Plan, incentive stock options may be granted at prices not less than the fair market value of the Company's common stock at the grant date. Non-qualified options may be granted at prices less than the fair market value of the Company's common stock. The options are outstanding for ten years following the date of grant.

The following table summarizes the option transactions under the Plan for the nine months ended March 31, 1997 and the year ended June 30, 1996:


                                                                          WEIGHTED AVERAGE
                                                                          EXERCISE PRICE PER
                                  INCENTIVE   NON-QUALIFIED     TOTAL     SHARE
                                  ------------------------------------------------------------
Outstanding as of June 30, 1995     507,059         55,000      562,059   $               1.34
  Granted                           873,000         60,000      933,000                   1.06
  Canceled                          (47,000)             -      (47,000)                  1.70
                                  ---------   ------------   ----------
Outstanding as of June 30, 1996   1,333,059        115,000    1,448,059                   1.15
  Granted                           924,000              -      924,000                    .51
  Canceled                         (982,000)       (23,750)  (1,005,750)                  1.13
                                  ---------   ------------   ----------
Outstanding as of March 31, 1997  1,275,059         91,250    1,366,309   $                .73
                                  =========   ============   ==========   ====================

As of March 31, 1997 there were 941,250 options outstanding with exercise prices between $.30 and $.63, 326,059 options outstanding with exercise prices between $1.00 and $1.69 and 75,000 options outstanding with exercise prices between $1.88 and $2.69. At March 31, 1997 outstanding options had a weighted-average remaining contractual life of 6 years.

The number of options exercisable as of March 31, 1997 was 1,180,726 at a weighted average exercise price of $.69.

The weighted average fair value of options granted during the years ended March 31, 1997 and June 30, 1996 was $.32 and $.83 per share, respectively.

                             The Sled Dogs Company

4. STOCK OPTIONS AND WARRANTS (CONTINUED)

PRO FORMA DISCLOSURES

Pro forma information regarding net loss and loss per share is required by Statement 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1997 and 1996, respectively: a risk-free interest rate of 6.2%; no dividend yield; a volatility factor of the expected market price of the Company's common stock of 1.16; and a weighted-average expected life of the option of 5 years.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows:


                              1997          1996
                          ------------  ------------
Pro forma net loss        $(4,684,627)  $(3,863,059)
Pro forma loss per share  $      (.35)  $      (.43)

                             The Sled Dogs Company

4. STOCK OPTIONS AND WARRANTS (CONTINUED)

The Company has also issued warrants in connection with loan agreements and with debt and equity offerings to purchase shares of common stock. Warrant activity is summarized as follows:


                           WARRANTS OUTSTANDING AND     PRICE PER    EXPIRATION
                           EXERCISABLE                    SHARE         DATE
                           -----------------------------------------------------
Balance at June 30, 1995                     685,000     $.30-$7.60  1999 - 2005
  Warrants granted                         8,000,000         1.00        2000
                           -------------------------
Balance at June 30, 1996                   8,685,000      .30- 7.60  1999 - 2005
  Warrants granted                            60,000      .38- 1.00  2000 - 2001
  Warrants exercised                      (1,763,194)         .75
                           -------------------------
Balance at March 31, 1997                  6,981,806   $  .30-$7.60  1999 - 2005
                           =========================   ============  ===========

5. INCOME TAXES

At March 31, 1997, the Company has accumulated a net operating loss of approximately $12,807,000 which may be used to reduce future taxable income through 2011. A valuation allowance has been recognized to completely reserve for the deferred tax assets related to the loss carryforwards. The reserve has been established because of the uncertainty of future taxable income which is necessary in order to realize the benefits of the net operating loss carryforwards.

The Company's ability to utilize these carryforwards to offset future taxable income is subject to certain restrictions under Section 382 of the Internal Revenue Code in the event of certain changes in the equity ownership of the Company. The Company's initial public offering resulted in a change in equity ownership under Section 382. The Company believes that the sale of common stock in November 1995 will result in an additional ownership change under Section 382.

                             The Sled Dogs Company

5. INCOME TAXES (CONTINUED)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for tax purposes. Components of the Company's deferred tax assets are:


                                    MARCH 31,          JUNE 30,
                                       1997              1996
                                 ----------------  ---------------

Deferred tax assets:
  Allowances                       $     365,000   $        89,000
  Net operating loss carryforward      4,675,000         3,405,000
                                 ---------------   ---------------
Total deferred tax assets              5,040,000         3,494,000
Less valuation allowance              (5,040,000)       (3,494,000)
                                 ---------------   ---------------
Net deferred tax assets          $             -   $             -
                                 ===============   ===============

6. COMMITMENTS

The Company leases its office space under an operating lease that expires in 1999. The lease contains a renewal option for an additional three year period. Operating expenses, including maintenance, utilities, real estate taxes and insurance, are paid by the Company. Rent expense was $43,682 and 57,273 for the nine months ended March 31, 1997 and the year ended June 30, 1996, respectively.

Future minimum lease commitments as of March 31, 1997 are as follows:


1998                                                      $  32,851
1999                                                         41,153
2000                                                          3,487
                                                          ---------
                                                          $  77,491
                                                          =========

                             The Sled Dogs Company

7. ACQUISITION OF INTELLECTUAL PROPERTY RIGHTS AND RELATED MANUFACTURING ASSETS

In September 1993, the Company acquired all the manufacturing assets and intellectual property rights related to the SnowRunner snow skates for a net consideration of 100,000 shares of the Company's common stock.

As additional consideration for the acquisition of the intellectual property rights, the Company has an obligation to pay a royalty of $4.00 per pair of snow skates sold. The royalties are payable annually on June 30 of each year. The royalties cease automatically on the earlier of: (1) the date on which the Company has paid an aggregate of $2,000,000 or (2) June 30, 2003.

In conjunction with the acquisition of all the manufacturing assets and intellectual property rights, the Company entered into long-term agreements for manufacturing and product development with DalBello. Both agreements have a term of five years and may be terminated upon written notice. The manufacturing agreement provides for certain rights of first refusal to DalBello but allows the Company free access to other suppliers if arrangements acceptable to both parties cannot be negotiated. In the event that the Company does purchase products from other suppliers, the product development agreement provides for royalty payments of not less than 2 percent or more than 5 percent to be made to DalBello if such products utilize DalBello owned patents. After any termination of this agreement, DalBello shall pay the Company a royalty of not less than 2 percent or more than 5 percent of sales of products which utilize a patent of the Company.

                             The Sled Dogs Company

8. LOAN AGREEMENTS

In June of 1995, the Company secured a $2,000,000 revolving line of credit with a bank that was renewed in June of 1996 and expires in June of 1997. The line bears an interest rate of prime plus 4% and is secured by accounts receivable, inventories, equipment and general intangibles. At March 31, 1997 the Company was in default of the minimum net worth covenant which increases the rate of interest by 2%. The outstanding balance was $619,727 and $27,626 at March 31, 1997 and June 30, 1996, respectively. The Company has been informed by the bank that the bank will not renew the line of credit on June 30, 1997. The Company and the bank are currently working on a plan for repayment.

In March 1997, the Company borrowed a total of $150,000 under three convertible subordinated debt notes with its Chairman. The convertible subordinated debt bears interest at 12% per year and is due on March 31, 2000. The notes are convertible into common stock at a conversion price of $.50 per share at any time prior to the maturity of the notes. The notes will be automatically converted into common stock in the event that the last sale price of the Company's common stock has been at least
$2.00 for 20 consecutive trading days. In connection with the convertible subordinated debt, the Company has granted the Chairman warrants to purchase 45,000 shares of common stock at an exercise price of $.375 per share. The warrants expire on March 31, 2000.

Subsequent to year-end, the Company has borrowed an additional $100,000 from the Chairman under convertible subordinated notes. The terms of these new notes are identical to the terms described above. In addition, the Chairman was granted warrants to purchase an additional 30,000 shares of common stock.

The Company's Board of Directors, in consideration for the Chairman loaning $250,000 to the Company, has canceled the original warrants to purchase 75,000 shares of common stock and issued the Chairman warrants to purchase 250,000 shares of common stock at $.25 per share. These warrants expire on March 31, 2000. Also, the Company has entered into a $25,000 subordinated secured promissory note with the Chairman. The note bears interest at 12% per year and is due on July 15, 1997. The note is secured by the Company's assets.

                             The Sled Dogs Company

8. LOAN AGREEMENTS (CONTINUED)

The $100,000 of convertible subordinated notes issued by the Company to the Chairman subsequent to year-end have been exchanged for $100,000 of the convertible subordinated notes being issued as part of a private placement. The new convertible subordinated notes bear interest at 12% per year and are due March 31, 2000. The notes are convertible into common stock at the rate of $.25 per share. In connection with the new convertible subordinated notes, the Chairman received a warrant to purchase 50,000 shares of common stock at $.25 per share. The warrants expire March 31, 2000.

Also subsequent to year-end, the Company borrowed $125,000 from certain individuals, including a member of the Board of Directors. The subordinated secured promissory notes bear interest at 12% per year and are due on June 1, 1997. In connection with the notes, the Company has granted the individuals warrants to purchase 125,000 shares of common stock at an exercise price of $.25 per share. The warrants expire on March 31, 2000.

9. MAJOR CUSTOMER

During the nine months ended March 31, 1997, net sales from one customer represented 18% of total net sales.

10. SUBSEQUENT EVENT

Subsequent to year-end, the Company announced that it had reached a settlement agreement with a vendor. The settlement agreement calls for the Company to pay the vendor amounts currently due the vendor totaling $410,655 plus interest at a rate of 5% per year. The amount due the vendor has been personally guaranteed by the Company's Chairman. In connection with this guarantee, the Company has granted the Chairman a warrant to purchase 500,000 shares of common stock at $.25 per share. The warrant expires on March 31, 2000.

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                            THE SLED DOGS COMPANY

                         EXHIBIT INDEX TO FORM 10-KSB

For the fiscal year                               Commission File Number 1-12850
ended March 31, 1997



Exhibit      Description                                                               Page Number
3.1          Restated Articles of Incorporation (Incorporated by reference to              *
             Exhibit 3.1 to Registration Statement on Form SB-2, Registration No.
             33-74240C).
3.2          Restated Bylaws (Incorporated by reference to Exhibit 3.2 to                  *
             Registration Statement on Form SB-2, Registration No. 33-74240C).
4.1          Specimen of Common Stock (Incorporated by reference to Exhibit 4.1            *
             to Registration Statement on Form SB-2, Registration No. 33-74240C).
10.1         Contract of Sale between Hannes Jacob and Allrounder Idea                     *
             Realization, S.A. and Snow Runner (Properties) Inc. dated September
             3, 1993 (Incorporated by reference to Exhibit 10.1 to Registration
             Statement on Form SB-2, Registration No. 33-74240C).
10.2         Payment Agreement between Hannes Jacob and Allrounder Idea                    *
             Realization, S.A. and Snow Runner (Properties) Inc. dated September
             3, 1993 (Incorporated by reference to Exhibit 10.2 to Registration
             Statement on Form SB-2, Registration No. 33-74240C).
10.3         Termination and Release Agreement between Hannes Jacob and                    *
             Allrounder Idea Realization, S.A. and Snow Runner (Properties) Inc.
             dated September 3, 1993 (Incorporated by reference to Exhibit 10.3 to Registration Statement on Form SB-2, Registration No. 33-74240C).
10.4         Assignment, Bill of Sale and Agreement between DalBello Sport S.R.L.          *
             and Snow Runner (USA), Inc. effective September 3, 1993
             (Incorporated by reference to Exhibit 10.4 to Registration Statement on Form SB-2, Registration No. 33-74240C).
10.5         Product Manufacturing Agreement between Snow Runner (USA) Inc. and            *
             DalBello Sport S.R.L. effective September 3, 1993 (Incorporated by reference to Exhibit 10.5 to Registration Statement on Form SB-2,
             Registration No. 33-74240C).


10.6        Product Development Agreement between Snow Runner (USA) Inc. and          *
            DalBello Sport S.R.L. effective September 3, 1993 (Incorporated by reference to Exhibit 10.6 to Registration Statement on Form SB-2,
            Registration No. 33-74240C).

10.7        Termination and Release Agreement between DalBello Sport S.R.L. and       *
            Snow Runner (USA) Inc. effective September 3, 1993 (Incorporated by reference to Exhibit 10.7 to Registration Statement on Form SB-2,
            Registration No. 33-74240C).

10.8        Termination and Release Agreement between DalBello Sport S.R.L. and       *
            Snow Runner (Properties) Inc. effective September 3, 1993
            (Incorporated by reference to Exhibit 10.8 to Registration
            Statement on Form SB-2, Registration No. 33-74240C).

10.9        Inter-company Assignment and Bill of Sale between Snow Runner (USA)       *
            Inc. and Snow Runner (Properties) Inc. effective September 3, 1993
            (Incorporated by reference to Exhibit 10.9 to Registration
            Statement on Form SB-2, Registration No. 33-74240C).

10.10       License Agreement between Snow Runner (Properties) Inc. and Snow          *
            Runner (USA) Inc. effective September 3, 1993 (Incorporated by reference to Exhibit 10.10 to Registration Statement on Form SB-2,
            Registration No. 33-74240C).

10.11       License Agreement between Hannes Jacob and Allrounder Realization         *
            SA and Snow Runner (USA) Inc. dated June 26, 1992 (Incorporated by reference to Exhibit 10.11 to Registration Statement on Form SB-2,
            Registration No. 33-74240C).

10.12       Amended and Restated Distribution Agreement between Snow Runner           *
            (USA) Inc. and DalBello Sport S.R.L. dated June 26, 1992
            (Incorporated by reference to Exhibit 10.12 to Registration
            Statement on Form SB-2, Registration No. 33-74240C).

10.13       Stock Purchase Agreement between Snow Runner (USA) Inc. and               *
            HAIFinance Corp. dated July 25, 1992 (Incorporated by reference to
            Exhibit 10.13 to Registration Statement on Form SB-2, Registration
            No. 33-74240C).

10.14       Assignment and Assumption Agreement between Snow Runner (USA) Ltd.        *
            and Snow Runner Holdings, Inc. dated July 23, 1992 (Incorporated by reference to Exhibit 10.14 to Registration Statement on Form SB-2,
            Registration No. 33-74240C).

10.15       SnowRunner, Inc. Stock Option Plan effective January 1994                 *
            (Incorporated by reference to Exhibit 10.15 to Registration
            Statement on Form SB-2, Registration No. 33-74240C).

10.16       Lease between the Company and Midtown Commons dated September 29,         *
            1993 (Incorporated by reference to Exhibit 10.16 to Registration
            Statement on Form SB-2, Registration No. 33-74240C).


10.17       Lease between the Company and McCann Developments dated September         *
            29, 1993 (Incorporated by reference to Exhibit 10.17 to
            Registration Statement on Form SB-2, Registration No. 33-74240C).

10.18       Shareholder Agreement by and among Snow Runner (USA) Inc., Nigel          *
            Alexander, Steven Clarke, Harbour Settlement, HAIFinance Corp.
            dated July 28, 1992 (Incorporated by reference to Exhibit 10.18 to
            Registration Statement on Form SB-2, Registration No. 33-74240C).

10.19       Reorganization Agreement by and among Snow Runner (USA) Ltd., Snow        *
            Runner Holdings, Inc., Nigel Alexander, Steven Clarke and Harbour
            Settlement dated July 23, 1992 (Incorporated by reference to
            Exhibit 10.19 to Registration Statement on Form SB-2, Registration
            No. 33-74240C).

10.20      Amendment to Limited Partnership Agreement by and among Snow Runner        *
           Holdings, Inc., Nigel Alexander, Steven Clarke and Harbour
           Settlement dated July 23, 1992 (Incorporated by reference to
           Exhibit 10.20 to Registration Statement on Form SB-2, Registration
           No. 33-74240C).

10.21      Option Agreement by and between Nigel Alexander and Steven Clarke          *
           dated July 28, 1992 (Incorporated by reference to Exhibit 10.21 to
           Registration Statement on Form SB-2, Registration No. 33-74240C).

10.22      Employment Agreement dated January 1, 1994 for John Sundet                 *
           (Incorporated by reference to Exhibit 10.22 to Registration
           Statement on Form SB-2, Registration No. 33-74240C).

10.23      Employment Agreement dated January 1, 1994 for Nigel Alexander             *
           (Incorporated by reference to Exhibit 10.23 to Registration
           Statement on Form SB-2, Registration No. 33-74240C).

10.24      Employment Agreement dated January 1, 1994 for Mary Horwath                *
           (Incorporated by reference to Exhibit 10.24 to Registration
           Statement on Form SB-2, Registration No. 33-74240C).

10.25      Employment Agreement dated January 1, 1994 for Steven Clarke               *
           (Incorporated by reference to Exhibit 10.25 to Registration
           Statement on Form SB-2, Registration No. 33-74240C).

10.26      Loan Agreement by and between Snow Runner (USA), Inc. and                  *
           HAIFinance Corp. dated January 7, 1994 (Incorporated by reference to Exhibit 10.26 to Registration Statement on Form SB-2,
           Registration No. 33-74240C).

10.27      Term Note to HAIFinance Corp. dated January 7, 1994 (Incorporated          *
           by reference to Exhibit 10.27 to Registration Statement on Form
           SB-2, Registration No. 33-74240C).

10.28      Existing Loans Note to HAIFinance Corp. dated January 7, 1994              *
           (Incorporated by reference to Exhibit 10.28 to Registration
           Statement on Form SB-2, Registration No. 33-74240C).


10.29              Bridge Financing Agreement by and between Snow Runner (USA), Inc.         *
                   and HAIFinance Corp. dated January 7, 1994, with Registration
                   Rights Agreement (Incorporated by reference to Exhibit 10.29 to
                   Registration Statement on Form SB-2, Registration No. 33-74240C).

10.30              Security Agreement dated January 7, 1994 made by Snow Runner (USA),       *
                   Inc. to HAIFinance Corp. (Incorporated by reference to Exhibit
                   10.30 to Registration Statement on Form SB-2, Registration No.
                   33-74240C).

10.31              Subordinated Promissory Note dated September 16, 1993 to Seaton           *
                   Place Nominees, Ltd. (Incorporated by reference to Exhibit 10.31 to
                   Registration Statement on Form SB-2, Registration No. 33-74240C).

10.32              Amended and Restated Shareholders Agreement dated January 7, 1994         *
                   by and among Snow Runner (USA) Inc., Nigel Alexander, Steven
                   Clarke, Harbour Settlement, HAIFinance Corp. (Incorporated by
                   reference to Exhibit 10.32 to Registration Statement on Form SB-2,
                   Registration No. 33-74240C).

10.33              Credit and Security Agreement dated June 30,1995 between the              *
                   Company and Norwest Credit, Inc.

10.34              Revolving Note for $2,000,000 dated June 30, 1995 between the             *
                   Company and Norwest Credit, Inc.

10.35              Patent and Trademark Security Agreement dated June 30, 1995 between       *
                   the Company and Norwest Credit, Inc.

10.36              Consulting Agreement with Douglas Ellenoff dated January 1, 1995.         *

10.37              Consulting Agreement with Stephen C. Martin dated January 1, 1995.        *

10.38              Market Representative Agreement, dated July 24, 1996, between the         *
                   Company and Japan Business Link, Inc.

10.39              Agency Services Agreement, dated July 26, 1996, between the Company       *
                   and Williams Television Time, Inc.

10.40              Telesales Service Agreement, dated August 12, 1996, between the           *
                   Company and Icon Health & Fitness, Inc.

10.41              Agreement, dated September 18, 1996, between the Company and              *
                   Distribution Systems and Services Corporation

10.42              Employment Agreement dated April 1, 1997 for Michael Wise

10.43              Employment Agreement dated April 1, 1997 for Kent Rodriguez

10.44              Resignation Agreement dated February 26, 1997 for Mary Horwath

10.45              Resignation Agreement dated February 28, 1997 for John Sundet

10.46              Form of Note used in the Company's Private Loan Unit Offering

10.47    Form of Warrant used in the Company's Private Loan Unit Offering

10.48    Form of Security Agreement used in the Company's Private Loan
         Unit Offering

21       List of Subsidiaries (Incorporated by reference                      *
         to Exhibit 21 to Registration Statement on Form
         SB-2, Registration No. 33-74240C).

23.2     Consent of Ernst & Young LLP

    ------------------
    * Incorporated by reference to a previously filed exhibit or report.