Form 10QSB
period 1997-06-30
SLED DOGS CO
filed 1997-08-14
CIK 918573

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549

                                  FORM 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the quarter ended June 30, 1997
                         Commission file number 1-12850

                             THE SLED DOGS COMPANY
       (Exact name of small business issuer as specified in its charter)

                        212 3rd Avenue North, Suite 420
                         Minneapolis, Minnesota  55401
                    (Address of principal executive offices)


Incorporated under the laws of               I.R.S. Identification Number
                                             ----------------------------
    the State of Colorado                             84-1168832

                                 (612) 359-9020
         (Small business issuer's telephone number including area code)

                     -------------------------------------

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

                     -------------------------------------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 13,513,193 shares of Common Stock, $.01 par value per share, outstanding as of August 13, 1997.

                             THE SLED DOGS COMPANY
               FORM 10-QSB QUARTERLY REPORT FOR THE QUARTER ENDED
                                 JUNE 30, 1997

                               TABLE OF CONTENTS


                                                                                                          Page
                                                                                                          ----
Part I - Financial Information

       Item 1.   Financial Statements

             Condensed Consolidated Balance Sheets - June 30, 1997 and March 31, 1997                      3

             Condensed Consolidated Statements of Operations for the Three Months ended
             June 30, 1997 and 1996                                                                        4

             Condensed Consolidated Statements of Cash Flows for the Three Months ended
             June 30, 1997 and 1996                                                                        5

             Notes to Condensed Consolidated Financial Statements - June 30, 1997                          6

       Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations   7-9

Part II - Other Information

       Item 6.   Exhibits and Reports on Form 8-K                                                         10

                             THE SLED DOGS COMPANY
                     CONDENSED CONSOLIDATED BALANCE SHEETS




                                                                                              June 30,
                                                                                               1997              March 31
ASSETS                                                                                      (Unaudited)            1997
                                                                                           -------------       ---------------
   Current assets:
      Cash and cash equivalents                                                          $     (14,933)       $      11,542
      Accounts receivable, less allowance for doubtful accounts of $136,543
         and $167,000 at June 30, 1997 and March 31, 1997, respectively                        177,269              225,168
      Other receivables                                                                          2,204                    -
      Inventories                                                                              883,596              940,226
      Prepaid expenses                                                                          76,672               23,385
                                                                                         -------------        -------------
         Total current assets                                                                1,124,808            1,200,321

   Property and equipment, less accumulated depreciation of $246,137 and
      $1,023,125 at June 30, 1997 and March 31, 1997, respectively                             329,131              341,769
   Patents, less accumulated amortization of $171,328 and $159,253 at
     June 30, 1997 and March 31, 1997, respectively                                            144,131              151,575
                                                                                         -------------        -------------
   Total assets                                                                          $   1,598,070        $   1,693,665
                                                                                         =============        =============

LIABILITIES AND SHAREHOLDERS' EQUITY
   Current liabilities:
      Line of credit                                                                     $     555,029        $     619,727
      Short term notes payable                                                                 150,000                    -
      Accounts payable                                                                       1,374,644            1,308,700
      Accrued expenses and other liabilities                                                   137,911              458,235
                                                                                         -------------        -------------
         Total current liabilities                                                           2,217,584            2,386,662

   Convertible subordinated debt                                                               623,750              150,000

   Shareholders' equity
      Convertible preferred stock, Series A, $1.00 par value:
         Authorized shares - 1,500,000
         Issued and outstanding shares - 0 - June 30, 1997 and March 31, 1997                        -                    -
      Common Stock, $.01 par value
         Authorized shares - 50,000,000
         Issued and outstanding shares - 13,513,193 at June 30, 1997 and
            at March 31, 1997, respectively                                                    135,132              135,132
      Additional paid-in capital                                                            13,596,661           13,596,638
      Accumulated deficit                                                                  (14,975,057)         (14,574,767)
                                                                                         -------------        -------------
   Total shareholders' equity                                                               (1,243,264)            (842,997)
                                                                                         -------------        -------------
   Total liabilities and shareholders' equity                                            $   1,598,070        $   1,693,665
                                                                                         =============        =============



See notes to condensed consolidated financial statements

                             THE SLED DOGS COMPANY
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)


                                                                 Three Months Ended
                                                                      June 30

                                                               1997            1996
                                                          --------------    -------------
Net sales                                                 $    55,208        $  (108,665)
Cost of goods sold                                            (26,435)           246,787
                                                          -----------        -----------
  Gross margin                                                 81,643           (355,452)

Costs and expenses:
  General and administrative                                  419,040            245,742
  Sales and marketing                                           7,932            724,185
  Research and development                                     16,659             56,127
                                                          -----------        -----------
    Total costs and expenses                                  443,631          1,026,054
Interest expense                                               38,338              9,070
Interest income and other (income) expense                        (36)           (20,941)
                                                          -----------        -----------
Net loss                                                  $  (400,290)       $(1,369,635)
                                                          ===========        ===========
Net loss per common share                                 $     (0.03)       $     (0.12)
                                                          ===========        ===========

Weighted average number of common
 equivalent shares outstanding                             13,153,193         11,749,999
                                                          ===========        ===========



See notes to condensed consolidated finanacial statements

                             THE SLED DOGS COMPANY
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                                                              THREE MONTHS ENDED
                                                                                                   JUNE 30

                                                                                        1997                 1996
                                                                                 ------------------      ----------------
OPERATING ACTIVITIES
 Net loss                                                                         $   (400,290)          $  (1,369,635)
 Adjustments to reconcile net loss to net cash used in
  operating activities:
   Depreciation and amortization                                                        53,212                  74,327
   Loss on asset disposal                                                                    -                  17,538
   Changes in operating assets and liabilities:
    Receivables                                                                         45,695                 271,372
    Inventories                                                                        (12,570)                186,651
    Prepaid expenses                                                                    15,912                  91,443
    Accounts payable                                                                   (53,947)                285,320
    Other accrued expenses                                                            (200,434)                 22,145
                                                                                  ------------           -------------
   Net cash used in operating activities                                              (552,422)               (420,839)

INVESTING ACTIVITIES
 Purchases of property and equipment                                                   (28,500)                (34,482)
 Acquisition of patents and trademarks                                                  (4,629)                 (8,116)
 Proceeds from the sale of fixed assets                                                      -                     800
                                                                                  ------------           -------------
 Net cash used in investing activities                                                 (33,129)                (41,798)

FINANCING ACTIVITIES
 Net proceeds from convertible subordinated debt                                       473,750                       -
 Net proceeds from short term notes                                                    150,000                       -
 Net proceeds from warrants issued                                                          24                       -
 Payments on line of credit                                                            (64,698)                      -
                                                                                  ------------           -------------
 Net cash provided by financing activities                                             559,076                       -
                                                                                  ------------           -------------
 Net decrease in cash and cash equivalents                                             (26,475)               (462,637)
 Cash and cash equivalents at beginning of year                                         11,542               1,115,888
                                                                                  ------------           -------------
 Cash and cash equivalents at end of period                                       $    (14,933)          $     653,251
                                                                                  ============           =============

Interest paid                                                                     $     25,649           $      11,258
                                                                                  ============           =============



See notes to condensed consolidated financial statements

                             THE SLED DOGS COMPANY
              NOTE TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        THREE MONTHS ENDED JUNE 30, 1997
                                  (UNAUDITED)



NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ended March 31, 1998.

NOTE 2 - NET LOSS PER SHARE

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, which is required to be adopted by the Company on March 31, 1998. At that time, the Company will be required to change the method currently used to compute net loss per share and to restate all prior periods. There is no impact expected as a result of applying FASB Statement No. 128 on the calculation of net loss per share for quarters ended June 30, 1997 and June 30, 1996.

                                PART I - ITEM 2
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following information should be read in conjunction with the consolidated condensed financial statements and the notes thereto included in Item 1 of this Quarterly Report, and the financial statements and the notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's Annual Report on Form 10-KSB for the year ended March 31, 1997.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 1997, the Company had no availability under its asset-based line of credit with Norwest Credit, Inc. ("NCI"). The line of credit bears interest at prime plus 4%, had a maximum borrowing level of $2 million and expired June 30, 1997. The Company has signed a Forbearance Agreement with NCI. The Forbearance Agreement states that NCI is willing to forbear from exercising its rights and remedies as a secured creditor (the line of credit is secured by all of the Company's assets) until the earlier of September 30, 1997, failure by the Company to perform its obligations under this Forbearance Agreement, or the occurrence of any Event of Default under its Loan Agreement with NCI other than those existing and known to NCI on June 30, 1997. The Forbearance Agreement further states that all amounts due under the Loan Agreement shall become due and payable on October 1, 1997. If not paid by October 1, 1997, then, at NCI's option, the Company will begin self liquidating the assets of the Company pursuant to a Liquidation Agreement, or turn over to NCI, immediately upon demand by NCI, all property of the Company pursuant to a Repossession and Occupancy Agreement. At August 8, 1997, the Company was in default of the Forbearance Agreement regarding certain payments to NCI. At June 30, 1997, the Company was in default of the Loan Agreement regarding the minimum book net worth covenant which increases the rate of interest by two percentage points. At June 30, 1997, there were outstanding borrowings under the line of $555,029 that also included an overdraft amount of $274,821 (i.e., borrowings in excess of available collateral). The Company is currently pursuing alternative sources of asset-based lines of credit. However, there can be no assurances that an asset-based line of credit will be obtained.

As of this date, the Company has secured approximately $750,000 of its $1.5 million private loan unit offering. Each unit of the offering consists of a $50,000 convertible subordinated secured promissory note and a warrant to purchase 100,000 shares of common stock at $.0625 per share. The notes are convertible into common stock of the Company at $.0625 per share. In the event this offering is not successfully completed, the Company will be required to cease operations. Even if the Company raises the maximum proceeds in this offering, the Company will require significant additional capital in order to continue operations. The Company is exploring other financing alternatives such as the exercise of existing warrants through a discount exercise price and the completion of a shareholder rights offering. There can be no assurance the Company will be able to obtain such capital.

The Company continues to work on generating additional cash and working capital internally through the collection of existing receivables and sales of excess/obsolete inventory. The Company also has taken many steps to conserve cash such as: 1) Rescheduling payments to the majority of its creditors allowing new capital to be used for moving the business forward into the 1997/1998 season; 2) Reducing headcount from 16 to 10 and 3) Significantly reducing fiscal 1998 planned expenses. The Company is behind in its rescheduled payments to creditors. The Company has reached settlement agreements with four major creditors that require specific payments on specific dates. The Company is behind in its payments to all four of these creditors.

The Company's cash and cash equivalents were $(14,933) at June 30, 1997, compared to $11,542 at March 31, 1997, a decrease of $26475. The Company's working capital position at June 30, 1997 was a negative $1,092,776. During the three months ended June 30, 1997, The Company's operations used net cash of $552,422, primarily to fund operating losses and accounts payable.

                                PART I - ITEM 2
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

The Company's investing activities for the three months ended June 30, 1997 consisted of capital expenditures of $28,500 for manufacturing molds for the 1997/1998 season. The Company also spent $4,629 on additional patents and trademarks.

The Company's financing activities for the three months ended June 30, 1997 provided cash of $559,076 that consisted of $473,750 in net proceeds from the convertible loan unit offering and $150,000 from short term notes, offset by $64,698 in payments on the Company's line of credit.

RESULTS OF OPERATIONS

NET SALES

The Company's net sales for the first quarter ended June 30, 1997 were $55,208, compared to net sales of $(108,665) reported for the same quarter last year. This quarter historically has contained the least amount of revenue due to the seasonality of the business. The increase in sales results for the first quarter can be attributed primarily to two sales of obsolete inventory and the considerable amount of returns that occurred in the quarter ended June 30, 1996 versus the quarter ended June 30, 1997.

COST OF GOODS SOLD AND GROSS MARGIN

A comparison of gross margin as a percentage of net sales is not meaningful due to the adjustments made in the respective quarters. Gross margin for the quarter ended June 30, 1996 was ($355,452) as product returns exceeded sales, resulting in negative sales for the quarter, combined with a cost of goods sold adjustment of $250,000 to reserve for inventory obsolescence. Gross margin for the quarter ended June 30, 1997 was $81,643 as sales consisted of obsolete product that had previously been reserved for (i.e., therefore no cost was recognized), combined with a $60,000 reduction in product costs due to a settlement with a supplier.

GENERAL AND ADMINISTRATIVE

General and administrative expenses for the first quarter ended June 30, 1997 were $419,040, compared to $245,742 for the quarter ended June 30, 1996, an increase of $173,298, or 71%. The increase was due to one-time legal fees and investment banking commissions associated with the convertible private loan unit offering. In fiscal 1998 and beyond, the Company expects general and administrative expenses to decrease as a percentage of net sales, if it controls these costs, and if its net sales base increases.

SALES AND MARKETING

Sales and marketing expenses for the first quarter ended June 30, 1997 were $7,932, compared to $724,185 for the same period last year, a decrease of $716,253, or 99%. The decrease from the prior year quarter was due to the elimination of the one-time production expense for the infomercial "Yellow Snow;" and the reduction in staff of four employees. The Company expects to minimize sales and marketing expenses in fiscal 1998 to conserve operating capital.

                                PART I - ITEM 2
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS - CONTINUED


RESEARCH AND DEVELOPMENT

Research and development expenses for the quarter ended June 30, 1997 were $16,659, compared to $56,127 for the quarter ended June 30,1996, a decrease of $39,468, or 70%. The decrease from the prior year quarter was due to a reduction in development costs for future generation snow skate products versus the costs incurred in fiscal 1996 developing the new K9 model. The Company expects research and development expenses to increase if there is demand for alternative boot and base structures to accommodate different snow skating styles and venues.

INTEREST EXPENSE

Interest expense for the first quarter ended June 30, 1997 was $38,338, compared to $9,070 for the quarter ended June 30, 1996, an increase of $29,268. The increase was due to the balance outstanding on the line of credit this fiscal year versus the prior fiscal year.

INTEREST AND OTHER (INCOME) EXPENSE

Interest and other (income) expense for the first quarter ended June 30, 1997 was $(36), compared to $(20,941) for the quarter ended June 30, 1996, a decrease of $20,905. The decrease from the prior year quarter was due to less interest income earned as cash balances during the quarter ended June 30, 1997 were much lower than the cash balances during the quarter ended June 30, 1996.

NET LOSS

The net loss of $400,290 for the first quarter ended June 30, 1997 was $969,345 better than the net loss of $1,369,635 reported for the same period in the prior year. The improvement in net loss for the quarter was primarily due to the elimination of certain non-recurring expenses incurred in last year's quarter ( the "Yellow Snow" infomercial production expense and a provision for inventory obsolescence) and a reduction in operating expenses.



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

PART II - OTHER INFORMATION



ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        a. Exhibits

           None

        b. Form 8-K

           A Form 8-K was filed June 19, 1997 to report that the Company was delisted from the Nasdaq SmallCap Market.

           A form 8-K was filed August 7, 1997 to report the Company's first quarter results for fiscal 1998 and announce a new director; and to report that the Company had signed a Forbearance Agreement with Norwest Credit, Inc., its asset-based lender.

                                   SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.




                             THE SLED DOGS COMPANY


                             Dated: August 13, 1997


                /s/ Kent Rodriguez
                ----------------------------------------------
                Kent Rodriguez, Chairman
                (Principal Executive Officer)

                /s/ Michael P. Wise
                ----------------------------------------------
                Michael P. Wise, Chief Financial Officer
                (Principal Financial and Accounting Officer)