Form 10QSB
period 1997-09-30
SLED DOGS CO
filed 1997-11-14
CIK 918573

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549

                                  FORM 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the quarter ended September 30, 1997
                         Commission file number 1-12850

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

                     _____________________________________

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.     Yes _X_        No __

                     _____________________________________

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 13,513,193 shares of Common Stock, $.01 par value per share, outstanding as of November 13, 1997.

                             THE SLED DOGS COMPANY
               FORM 10-QSB QUARTERLY REPORT FOR THE QUARTER ENDED
                               SEPTEMBER 30, 1997

                               TABLE OF CONTENTS


                                                                                                                     Page
                                                                                                                     ----
Part I - Financial Information
     Item 1.   Financial Statements

          Condensed Consolidated Balance Sheets - September 30, 1997 and March 31, 1997                                3

          Condensed Consolidated Statements of Operations for the Six Months ended
           September 30, 1997 and 1996                                                                                 4

          Condensed Consolidated Statements of Cash Flows for the Six Months ended
           September 30, 1997 and 1996                                                                                 5

          Notes to Condensed Consolidated Financial Statements - September 30, 1997                                    6

     Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations                 7-9

Part II - Other Information
     Item 6.   Exhibits and Reports on Form 8-K                                                                       10


                            THE SLED DOGS COMPANY
                    CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                              September 30,
                                                                                  1997           March 31
ASSETS                                                                          (Unaudited)        1997
                                                                              --------------    -----------
   Current assets:
      Cash and cash equivalents                                              $      7,875     $     11,542
      Accounts receivable, less allowance for doubtful accounts of $132,388
         and $167,000 at September 30, 1997 and March 31, 1997, respectively       69,868          225,168
      Other receivables                                                             3,789                -
      Inventories                                                                 854,936          940,226
      Prepaid expenses                                                             71,057           23,385
                                                                             ------------     ------------
         Total current assets                                                   1,007,525        1,200,321

   Property and equipment, less accumulated depreciation of $285,807 and
      $1,023,125 at September 30, 1997 and March 31, 1997, respectively           302,606          341,769
   Patents, less accumulated amortization of $183,615 and $159,253 at
     September 30, 1997 and March 31, 1997, respectively                          133,521          151,575
                                                                             ------------     ------------
   Total assets                                                              $  1,443,652     $  1,693,665
                                                                             ============     ============


LIABILITIES AND SHAREHOLDERS' EQUITY
   Current liabilities:
      Line of credit                                                         $    536,148     $    619,727
      Short term notes payable                                                    150,000                -
      Accounts payable                                                          1,306,060        1,308,700
      Accrued expenses and other liabilities                                      216,411          458,235
                                                                             ------------     ------------
         Total current liabilities                                              2,208,619        2,386,662

   Convertible subordinated debt                                                1,011,250          150,000

   Shareholders' equity
      Convertible preferred stock, Series A, $1.00 par value:
         Authorized shares - 1,500,000
         Issued and outstanding shares - 0 - September 30, 1997 and March
         31, 1997                                                                       -                -
      Common Stock, $.01 par value
         Authorized shares - 50,000,000
         Issued and outstanding shares - 13,513,193 at September 30, 1997 and
            at March 31, 1997, respectively                                       135,132          135,132
      Additional paid-in capital                                               13,596,693       13,596,638
      Accumulated deficit                                                     (15,508,042)     (14,574,767)
                                                                             ------------     ------------
   Total shareholders' equity                                                  (1,776,217)        (842,997)
                                                                             ------------     ------------
   Total liabilities and shareholders' equity                                $  1,443,652     $  1,693,665
                                                                             ============     ============


See notes to condensed consolidated financial statements

                             THE SLED DOGS COMPANY
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)




                                                         Three Months Ended                     Six Months Ended
                                                            September 30                          September 30
                                                        1997           1996                 1997              1996
                                                        ----           ----                 ----              ----
Net sale                                         $     10,355      $    85,303         $    65,563       $   (23,362)
Cost of goods sold                                     90,079          127,356              63,644           374,143
                                                 ------------      -----------         -----------       -----------
  Gross margin                                        (79,724)         (42,053)              1,919          (397,505)

Costs and expenses:
  General and administrative                          332,624          362,307             751,663           588,286
  Sales and marketing                                  61,439          594,440              69,370         1,318,625
  Research and development                             10,391           55,133              27,050           131,023
                                                 ------------      -----------         -----------       -----------
   Total cost and expense                             404,454        1,011,880             848,083         2,037,934
Interest expense                                       48,807           16,329              87,146            25,399
Interest income and other (income) expense                  0          (17,300)                (35)          (38,241)
                                                 ------------      -----------         -----------       -----------
Net loss                                         $   (532,985)     $(1,052,962)        $  (933,275)      $(2,422,597)
                                                 ============      ===========         ===========       ===========
Net loss per common share                        $      (0.04)     $     (0.09)        $     (0.07)      $     (0.21)
                                                 ============      ===========         ===========       ===========
Weighted average number of common
 equivalent shares outstanding                     13,153,193       11,749,999          13,153,193        11,749,999
                                                 ============      ===========         ===========       ===========



See notes to condensed consolidated financial statements

                            THE SLED DOGS COMPANY
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)



                                Six Months Ended
                                    June 30

                                                                                           1997                  1996
                                                                                         --------              --------
OPERATING ACTIVITIES
   Net loss                                                                             $    (933,275)       $   (2,422,597)
   Adjustments to reconcile net loss to net cash used in
      operating activities:
         Depreciation and amortization                                                        105,170               152,550
         Loss on asset disposal                                                                -                     18,204
         Changes in operating assets and liabilities:
            Receivables                                                                       151,511               375,302
            Inventories                                                                        16,090                 2,568
            Prepaid expenses                                                                   21,527              (219,078)
            Accounts payable                                                                   (2,640)              325,204
            Other accrued expenses                                                           (241,825)              239,458
                                                                                        -------------        --------------
         Net cash used in operating activities                                               (883,442)           (1,528,389)

INVESTING ACTIVITIES
   Purchases of property and equipment                                                        (41,645)             (318,758)
   Acquisition of patents and trademarks                                                       (6,307)              (16,038)
   Proceeds from the sale of fixed assets                                                      -                     (1,400)
                                                                                        -------------        --------------
   Net cash used in investing activities                                                      (47,952)             (336,196)

FINANCING ACTIVITIES
   Net proceeds from convertible subordinated debt                                            861,250                -
   Net proceeds from short term notes                                                         150,000                -
   Net proceeds from warrants issued                                                               56             1,322,410
   Payments on line of credit                                                                 (83,579)              124,920
                                                                                        -------------        --------------
   Net cash provided by financing activities                                                  927,727             1,447,330
                                                                                        -------------        --------------

   Net decrease in cash and cash equivalents                                                   (3,667)             (417,255)
   Cash and cash equivalents at beginning of year                                              11,542             1,115,888
                                                                                        -------------        --------------
   Cash and cash equivalents at end of period                                           $       7,875        $      698,633
                                                                                        =============        ==============

Interest paid                                                                           $      53,361        $       26,533
                                                                                        =============        ==============



See notes to condensed consolidated financial statements

                             THE SLED DOGS COMPANY
              NOTE TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      SIX MONTHS ENDED SEPTEMBER 30, 1997
                                  (UNAUDITED)



NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ended March 31, 1998.

NOTE 2 - NET LOSS PER SHARE

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, which is required to be adopted by the Company on March 31, 1998. At that time, the Company will be required to change the method currently used to compute net loss per share and to restate all prior periods. There is no impact expected as a result of applying FASB Statement No. 128 on the calculation of net loss per share for quarters ended September 30, 1997 and September 30, 1996.

NOTE 3 - BANKRUPTCY FILING

On November 5, 1997 the Company filed for protection under Chapter 11 of the United States Bankruptcy Code.

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

LIQUIDITY AND CAPITAL RESOURCES

On November 5, 1997 the Company filed for protection under Chapter 11 of the United States Bankruptcy Code. This filing permitted the Company to obtain Debtor In Possession (DIP) financing from Norwest Business Credit, Inc. (Norwest) The Company obtained $150,000 in DIP financing from Norwest on November 12, 1997. These funds will allow the company to implement a direct-sales program that is targeted at its primary market of aggressive
in-line skaters, at significantly lower prices than in past years.   In the
past, The Company sold its proprietary snow skates through big-box sporting goods retailers and advertised our skates on the infomercial "Yellow Snow". This direct sales program will be significantly less expensive and specifically target 75,000 prospective buyers. The DIP financing from Norwest will enable the Company to fill orders previously the Company had been unable to ship, due to the Company's financial condition.

On October 15, 1997, the Company terminated Chief Financial Officer Michael P. Wise.

On October 21, 1997, Rudy Slucker and David Braus resigned as Directors of the Company. The Company is actively searching for a new director.

As of September 30, 1997, the Company had no availability under its asset-based line of credit with Norwest Credit, Inc. ("NCI"). The line of credit bears interest at prime plus 4%, had a maximum borrowing level of $2 million and expired June 30, 1997. The Company has signed a Forbearance Agreement with NCI. The Forbearance Agreement states that NCI is willing to forbear from exercising its rights and remedies as a secured creditor (the line of credit is secured by all of the Company's assets) until the earlier of September 30, 1997, failure by the Company to perform its obligations under this Forbearance Agreement, or the occurrence of any Event of Default under its Loan Agreement with NCI other than those existing and known to NCI on June 30, 1997. The Forbearance Agreement further states that all amounts due under the
Loan Agreement shall become due and payable on October 1, 1997.   At September
30, 1997, the Company was in default of the Loan Agreement regarding the minimum book net worth covenant which increases the rate of interest by two percentage points. At As of September 30, 1997, there were outstanding borrowings under the line of $536,148 that also included an overdraft amount of $286,148 (i.e., borrowings in excess of available collateral).

As of this date, the Company has secured approximately $812,500 of its $1.5 million private loan unit offering. Each unit of the offering consists of a $50,000 convertible subordinated secured promissory note and a warrant to purchase 100,000 shares of common stock at $.0625 per share. The notes are convertible into common stock of the Company at $.0625 per share.

The Company continues to work on generating additional cash and working capital internally through the collection of existing receivables and sales of excess/obsolete inventory. The Company also has taken many steps to conserve cash such as: 1) Rescheduling payments to the majority of its creditors allowing new capital to be used for moving the business forward into the 1997/1998 season; 2) Reducing headcount from 10 to 5 and 3) Significantly reducing fiscal 1998 planned expenses

                                PART I - ITEM 2
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)


The Company's cash and cash equivalents were $7,875 on September 30, 1997, compared to $(14,933) on June 30, 1997, an increase of $22,808. The Company's working capital position at September 30, 1997 was a negative $1,201,094. During the three months ended September 30, 1997, The Company's operations used net cash of $331,020 primarily to fund operating losses and accounts payable.

The Company's investing activities for the three months ended September 30, 1997 consisted of capital expenditures of $ $11,250 for a K-9 skate retro-fit tool for the 1997-1998 season. The Company also spent $3,573, on additional patents and trademarks.

The Company's financing activities for the three months ended September 30, 1997, provided cash of $368,651 consisted of $387,500 in net proceeds from the convertible loan unit offering, offset by $18,881 in payments on the Company's line of credit.



RESULTS OF OPERATIONS

NET SALES

The Company's net sales for the second quarter ended September 30, 1997 were $10,355, a 88% decrease from the net sales of $85,503 reported for the same quarter last year. Net Sales for the six months ended September 30, 1997 were $65,563, a 136% increase from the $(23,362) in the comparable period last year. The decrease in sales results for the second quarter can be attributed to the lack of a independent representatives required to carry out the retail distribution, and insufficient capital required to repair the roughly twelve-thousand K9 inventory units. The increase in sales results for the six month period is attributed primarily to the liquidation of obsolete inventory and the substantial amount of returns that occurred in the six month period ended September 30, 1996 versus the same period ended September 30, 1997. The Company expects net sales to significantly increase as the result of an aggressive direct consumer liquidation campaign.

COST OF GOODS SOLD AND GROSS MARGIN

Gross margin as a percentage of net sales was (769.9%) for the second quarter ended September 30, 1997 compared to (43.3%) and for the quarter ended September 30, 1996. A comparison of gross margin as a percentage of net sales for the six months ended September 30, 1997 to the same period in 1996 is not meaningful due to the adjustments made in the six month period ended September 30, 1996. Gross margin for the six month period ended September 30, 1996 included returns exceeding sales, resulting in negative sales for the period, combined with a cost of goods sold adjustment of $250,000 to reserve for inventory obsolescence.
The lack of sales in the quarter ended September 30, 1997 compared with same quarter in 1996 caused the unfavorable variance in gross margin as a percentage of net sales. The Company expects the gross margin as a percentage of sales to approach, but not exceed 0%, due to a direct consumer liquidation campaign which will cover product costs but not fixed costs.

                                PART I - ITEM 2
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS - CONTINUED

GENERAL AND ADMINISTRATIVE

General and administrative expenses for the second quarter ended September 30, 1997 were $332,624 compared to $362,307 for the quarter ended September 30, 1996, a decrease of $29,683, or 8%. General and administrative expenses for the six month period ended September 30, 1997 were $751,663 compared to $588,286 for the six month period ended September 30, 1996. The decrease for the quarter is due to a reduction in salaries and investor relation expenses. The increase for the six month period is attributable to one-time legal fees and investment banking commissions associated with the convertible private loan unit offering. In fiscal 1998 and beyond, the Company expects general and administrative expenses to decrease as a percentage of net sales, if it controls these costs, and if its net sales base increases.

SALES AND MARKETING

Sales and marketing expenses decreased from $594,440 for the quarter ended September 30, 1996 to $61,439 for the quarter ended September 30, 1997, a decrease of $533,001, or 90.%. Sales and marketing expenses decreased from $1,318,625 for the six months ended September 30, 1996 to $69,370 for the six months ended September 30, 1997, a decrease of $1,249,255 or 95%. Both decreases were due to the elimination of the one-time production expense for the infomercial "Yellow Snow;" and the reduction in staff of four employees. The Company expects to minimize sales and marketing expenses in fiscal 1998 to conserve operating capital.


RESEARCH AND DEVELOPMENT

Research and development expenses for the quarter ended September 30, 1997 were $10,391, compared to $55,133 for the quarter ended September 30, 1996, a decrease of $44,742, or 81%. Research and development expenses for the six months ended September 30, 1997 were $27,050 compared to $131,023 for the quarter ended September 30, 1996, a decrease of $103,973 or 79%. The decrease from the prior year quarter and six month period was due to a reduction in development costs for future generation snow skate products versus the costs incurred in fiscal 1996 developing the new K9 model. The Company expects research and development expenses to increase if there is demand for alternative boot and base structures to accommodate different snow skating styles and venues.

INTEREST EXPENSE

Interest expense for the first quarter ended September 30, 1997 was $48,807, compared to $16,329 for the quarter ended September 30, 1996, an increase of $32,478. Interest expense for the six months ended September 30, 1997 was $87,146 compared to $25,399 for the six months ended September 30, 1996, an increase of $61,747. The increase was due to the balance outstanding on the line of credit, and the accrued interest on the convertible debt this fiscal year versus the prior fiscal year.

                                PART I - ITEM 2
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS - CONTINUED


INTEREST AND OTHER (INCOME) EXPENSE

Interest and other (income) expense for the first quarter ended September 30, 1997 was $0, compared to $(17,300) for the quarter ended September 30, 1996, a decrease of $17,300. Interest and other (income) expense for the six month period ended September 30, 1997 was $(35), compared to $(38,241) for the six month period ended September 30, 1996, a decrease of $38,206. The decreases from the prior year quarter and six month period were due to less interest income earned as cash balances during the quarter and six month period ended September 30, 1997 were much lower than the cash balances during the quarter and six month period ended September 30, 1996.

NET LOSS

The net loss of $532,985 for the second quarter ended September 30, 1997 was $519,977 better than the net loss of $1,052,962 reported for the same period in the prior year. The net loss of $933,275 for the six month period ended September 30, 1997 was $1,489,322 better than the net loss of $2,422,597 reported for the same six month period in the prior year. The improvement in net loss for the quarter and six month period was primarily due to the elimination of certain non-recurring expenses incurred in last year's quarter (the "Yellow Snow" infomercial production expense and a provision for inventory obsolescence) and a reduction in operating expenses.

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




                            THE SLED DOGS COMPANY


                            Dated: November 14, 1997


                            /s/ Kent Rodriguez
                            ---------------------------------------
                            Kent Rodriguez, Chairman and Chief Executive Officer (Principal Executive Officer)