Form 10QSB
period 1997-12-31
SLED DOGS CO
filed 1998-02-17
CIK 918573

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549

                                  FORM 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the quarter ended December 31, 1997
                         Commission file number 1-12850

                             THE SLED DOGS COMPANY
       (Exact name of small business issuer as specified in its charter)

                        212 3rd Avenue North, Suite 420
                         Minneapolis, Minnesota  55401
                    (Address of principal executive offices)


Incorporated under the laws of                  I.R.S. Identification Number
 the State of Colorado                          ----------------------------
                                                       84-1168832

                                 (612) 359-9020
         (Small business issuer's telephone number including area code)

                     -------------------------------------

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.     Yes  X         No
                                           ---           ---

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13, or 15 (d) of the Exchange Act after the distribution
of securities under a plan confirmed by a court.         Yes          No
                                                             ---         ---


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 13,513,193 shares of Common Stock, $.01 par value per share, outstanding as of February 13, 1997.

                             THE SLED DOGS COMPANY
               FORM 10-QSB QUARTERLY REPORT FOR THE QUARTER ENDED
                               DECEMBER 31, 1997

                               TABLE OF CONTENTS


                                                                                                               Page
                                                                                                               ----
Part I - Financial Information

     Item 1.   Financial Statements

          Condensed Consolidated Balance Sheets - December 31, 1997 and March 31, 1997                            3

          Condensed Consolidated Statements of Operations for the Nine Months ended
           December 31, 1997 and 1996                                                                             4

          Condensed Consolidated Statements of Cash Flows for the Nine Months ended
           December 31, 1997 and 1996                                                                             5

          Notes to Condensed Consolidated Financial Statements - December 31, 1997                                6

     Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations            7-9

Part II - Other Information

     Item 1.   Legal Proceedings                                                                                 10

     Item 3.   Defaults on Senior Securities                                                                     10

     Item 6.   Exhibits and Reports on Form 8-K                                                                  10

                            THE SLED DOGS COMPANY
                    CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                             December 31,         March 31
                                                                                                 1997               1997
ASSETS                                                                                       (Unaudited)
                                                                                          ----------------   ----------------
   Current assets:
      Cash and cash equivalents                                                           $          6,096   $         11,542
      Accounts receivable, less allowance for doubtful accounts of $133,250
         and $167,000 at December 31, 1997 and March 31, 1997, respectively                         37,092            225,168
      Other receivables                                                                              4,072           -
      Inventories                                                                                  845,655            940,226
      Prepaid expenses                                                                              80,551             23,385
                                                                                          ----------------   ----------------
         Total current assets                                                                      973,466          1,200,321

   Property and equipment, less accumulated depreciation of $301,629 and
      $1,023,125 at December 31, 1997 and March 31, 1997, respectively                             260,054            341,769
   Patents, less accumulated amortization of $195,953 and $159,253 at
     December 31, 1997 and March 31, 1997, respectively                                            120,775            151,575
                                                                                          ----------------   ----------------
   Total assets                                                                           $      1,354,295   $      1,693,665
                                                                                          ================   ================

LIABILITIES AND SHAREHOLDERS' EQUITY
   Current liabilities:
      Line of credit                                                                      $        694,149   $        619,727
      Short term notes payable                                                                     150,000           -
      Accounts payable                                                                           1,309,984          1,308,700
      Accrued expenses and other liabilities                                                       236,978            458,235
                                                                                          ----------------   ----------------
         Total current liabilities                                                               2,391,111          2,386,662

   Convertible subordinated debt                                                                 1,017,500            150,000

   Shareholders' equity
      Convertible preferred stock, Series A, $1.00 par value:
         Authorized shares - 1,500,000
         Issued and outstanding shares - 0 - December 31, 1997 and March 31, 1997                 -                  -
      Common Stock, $.01 par value
         Authorized shares - 50,000,000
         Issued and outstanding shares - 13,513,193 at December 31, 1997 and
            at March 31, 1997, respectively                                                        135,132            135,132
      Additional paid-in capital                                                                13,596,693         13,596,638
      Accumulated deficit                                                                      (15,786,141)       (14,574,767)
                                                                                          ----------------   ----------------
   Total shareholders' equity                                                                   (2,054,316)          (842,997)
                                                                                          ----------------   ----------------
   Total liabilities and shareholders' equity                                             $      1,354,295   $      1,693,665
                                                                                          ================   ================

See notes to condensed consolidated financial statements

                            THE SLED DOGS COMPANY
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (UNAUDITED)


                                                          Three Months Ended                            Nine Months Ended
                                                             December 31                                   December 31

                                                      1997                1996                    1997                    1996
                                                --------------       --------------          --------------          --------------
Net sales                                       $       91,351       $    1,329,125          $      156,914          $    1,305,763
Cost of goods sold                                      55,356              926,068                 119,000               1,300,211
                                                --------------       --------------          --------------          --------------
   Gross margin                                         35,995              403,057                  37,914                   5,552

Costs and expenses:
   General and administrative                          241,789              390,785                 993,452                 979,071
   Sales and marketing                                  20,407            1,189,110                  89,777               2,507,735
   Research and development                              4,365               50,478                  31,415                 181,501
                                                --------------       --------------          --------------          --------------
      Total costs and expenses                         266,561            1,630,373               1,114,644               3,668,307
Interest expense                                        47,534               25,143                 134,680                  50,542
Interest income and other (income) expense                   0               (4,992)                    (35)                (43,233)
                                                --------------       --------------          --------------          --------------
Net loss                                        $     (278,100)      $   (1,247,467)         $   (1,211,375)         $   (3,670,064)
                                                ==============       ==============          ==============          ==============

Net loss per common share                       $        (0.02)      $        (0.11)         $        (0.09)         $        (0.31)
                                                ==============       ==============          ==============          ==============

Weighted average number of common
   equivalent shares outstanding                    13,153,193           11,749,999              13,153,193              11,749,999
                                                ==============       ==============          ==============          ==============

See notes to condensed consolidated finanacial statements

                            THE SLED DOGS COMPANY
                CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (UNAUDITED)


                                                                            Nine Months Ended
                                                                               December 31

                                                                     1997                       1996
                                                                --------------             --------------
Operating activities
   Net loss                                                     $   (1,211,375)            $   (3,670,064)
   Adjustments to reconcile net loss to net cash used in
      operating activities:
         Depreciation and amortization                                 155,748                    260,380
         Loss on asset disposal                                            963                     18,204
         Changes in operating assets and liabilities:
            Receivables                                                184,004                   (395,960)
            Inventories                                                 25,372                   (763,709)
            Prepaid expenses                                            12,033                    145,544
            Accounts payable                                             1,284                    947,645
            Other accrued expenses                                    (221,259)                   461,354
                                                                --------------             --------------
         Net cash used in operating activities                      (1,053,230)                (2,996,606)

Investing activities
   Purchases of property and equipment                                 (41,645)                  (339,729)
   Acquisition of patents and trademarks                                (5,899)                   (27,760)
   Proceeds from the sale of fixed assets                                3,350                     (1,400)
                                                                --------------             --------------
   Net cash used in investing activities                               (44,194)                  (368,889)

Financing activities
   Net proceeds from convertible subordinated debt                     867,500                      -
   Net proceeds from short term notes                                  150,000                      -
   Net proceeds from warrants issued                                        56                  1,322,410
   Draws on line of credit                                              74,422                  1,047,207
                                                                --------------             --------------
   Net cash provided by financing activities                         1,091,978                  2,369,617
                                                                --------------             --------------

   Net decrease in cash and cash equivalents                            (5,446)                  (995,878)
   Cash and cash equivalents at beginning of year                       11,542                  1,115,888
                                                                --------------             --------------
   Cash and cash equivalents at end of period                   $        6,096             $      120,010
                                                                ==============             ==============

Interest paid                                                   $       77,594             $       51,676
                                                                ==============             ==============

See notes to condensed consolidated financial statements

                             THE SLED DOGS COMPANY
              NOTE TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      NINE MONTHS ENDED DECEMBER 31, 1997
                                  (UNAUDITED)



NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended December 31, 1997 are not necessarily indicative of the results that may be expected for the year ended March 31, 1998.

NOTE 2 - NET LOSS PER SHARE

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, which is required to be adopted by the Company on March 31, 1998. At that time, the Company will be required to change the method currently used to compute net loss per share and to restate all prior periods. There is no impact expected as a result of applying FASB Statement No. 128 on the calculation of net loss per share for quarters ended December 31, 1997 and December 31, 1996.

NOTE 3 - BANKRUPTCY FILING

On November 5, 1997, the Company filed for protection under Chapter 11 of United States Bankruptcy Code.

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

LIQUIDITY AND CAPITAL RESOURCES

On November 5, 1997 the Company filed for protection under Chapter 11 of the United States Bankruptcy Code. This filing permitted the Company to obtain Debtor In Possession (DIP) financing from Norwest Business Credit, Inc.
(Norwest).   The Company obtained $150,000 in DIP financing from Norwest on
November 12, 1997. These funds will allow the Company to implement a direct-sales program that is targeted at its primary market of aggressive
in-line skaters, at significantly lower prices than in past years.   In the
past, the Company sold its proprietary snow skates through big-box sporting goods retailers and advertised its skates on the infomercial "Yellow Snow". This direct sales program will be significantly less expensive and specifically target 75,000 prospective buyers. The DIP financing from Norwest will enable the Company to fill orders the Company previously had been unable to ship, due to the Company's financial condition.

As of December 31, 1997, there were outstanding borrowings under the line of credit from Norwest of $694,149 that also included an overdraft amount of $38,382 (i.e., borrowings in excess of available collateral).

The Company continues to work on generating additional cash and working capital internally through the collection of existing receivables and sales of excess/obsolete inventory. The Company also has taken steps to conserve cash such as: 1) Reducing headcount from 10 to 5, and 2) Significantly reducing fiscal 1998 planned expenses.

The Company's cash and cash equivalents were $6,096 on December 31, 1997, compared to $11,542 on March 31, 1997, a decrease of $5,446. The Company had a working capital deficit of $1,417,645 at December 31, 1997. During the nine months ended December 31, 1997, the Company's operations used net cash of $1,053,230, primarily to fund operating losses and accounts payable.

For the nine months ended Decembere 31, 1997, the Company used cash of $44,194, to purchase property and equipment, in its investing activities.

The Company's financing activities for the nine months ended December 31, 1997, provided cash of $1,091,978 consisted of $867,500 in net proceeds from the convertible loan unit offering and $74,422 in Debtor In Possession Financing on the Company's line of credit.

The Company expects to file a reorganization plan with the United States Bankruptcy Court on or before February 28, 1998.

RESULTS OF OPERATIONS

NET SALES

The Company's net sales for the third quarter ended December 31, 1997 were $91,351, a 93% decrease from the net sales of $1,329,125 reported for the same quarter last year. Net Sales for the nine months ended December 31, 1997 were $156,914, a 88% decrease from the $1,305,763 in the comparable period last year. The decrease in sales results for the third quarter can be attributed to a change from retail to direct sales strategy due to the lack of cash flow needed for retail sales terms and independent representatives required to carry out the retail distribution. The decrease in sales results for the nine month period is attributed primarily to the reason stated above. The Company expects net sales to increase as a result of anticipated international distributor agreements, in addition to the on-going direct consumer liquidation campaign.

COST OF GOODS SOLD AND GROSS MARGIN

Gross margin as a percentage of net sales was 39% for the third quarter ended December 31, 1997 compared to 30% for the quarter ended December 31, 1996. The increase is due to direct consumer liquidation campaign sales of product previously written-down to virtually no cost. Gross margin as a percentage of net sales was 24% for the nine months ended December 31, 1997 compared with 4% for the same period in 1996. Gross margin for the nine month period ended December 31, 1996 included returns exceeding sales in the first three months, resulting in negative sales for the first three months, a cost of goods sold adjustment of $250,000 to reserve for inventory obsolescence, and virtually 100% retail sales which carry a lower gross margin than direct sales. Gross margin for the nine month period ended December 31, 1997 was mostly made-up of sales through the direct consumer liquidation campaign of product previously written down. The Company expects gross margin as a percentage of sales to decrease due to the influx of international orders which carry a lower gross margin.

GENERAL AND ADMINISTRATIVE

General and administrative expenses for the third quarter ended December 31, 1997 were $241,789 compared to $390,785 for the quarter ended December 31, 1996, a decrease of $148,996 or 38%. General and administrative expenses for the nine month period ended December 31, 1997 were $993,452 compared to $979,071 for the nine month period ended December 31, 1996. The decrease for the quarter is due to a reduction in headcount and investor relation expenses. The increase for the nine month period is attributable to one-time legal fees and investment banking commissions associated with the convertible private loan unit offering. In fiscal 1998 and beyond, the Company expects general and administrative expense controls and creative sales to reduce general and administrative expenses as a percentage of net sales.

SALES AND MARKETING

Sales and marketing expenses decreased from $1,189,110 for the quarter ended December 31, 1996 to $20,407 for the quarter ended December 31, 1997, a decrease of $1,168,703 or 98%. Sales and marketing expenses decreased from $2,507,735 for the nine months ended December 31, 1996 to $89,777 for the nine months ended December 31, 1997, a decrease of $2,417,958 or 96%. Both decreases were due to the elimination of the one-time production expense for the infomercial "Yellow Snow;" and the reduction in the number of employees and related salary expense. The Company expects to minimize sales and marketing expenses in fiscal 1998 by utilizing its 75,000 person data base with direct response mailings.

RESEARCH AND DEVELOPMENT

Research and development expenses for the quarter ended December 31, 1997 were $4,365, compared to $50,478 for the quarter ended December 31, 1996, a decrease of $46,113, or 91%. Research and development expenses for the nine months ended December 31, 1997 were $31,415 compared to $181,501 for the nine months ended December 31, 1996, a decrease of $150,086 or 83%. The decrease from the prior year quarter and nine month period was due to a reduction in development costs for future generation snow skate products versus the costs incurred in fiscal 1996 developing the new K9(TM) model. The Company expects research and development expenses to increase if there is demand for alternative boot and base structures to accommodate different snow skating styles and venues.

INTEREST EXPENSE

Interest expense for the third quarter ended December 31, 1997 was $47,534 compared to $25,143 for the quarter ended December 31, 1996, an increase of $22,391. Interest expense for the nine months ended December 31, 1997 was $134,680 compared to $50,542 for the nine months ended December 31, 1996, an increase of $84,138. The increase was due to the increased balance outstanding on the line of credit, and accrued interest on the convertible debt this fiscal year versus the prior fiscal year.

INTEREST AND OTHER (INCOME) EXPENSE

Interest and other (income) expense for the third quarter ended December 31, 1997 was $0, compared to $(4,992) for the quarter ended December 31, 1996, a decrease of $4,992. Interest and other (income) expense for the nine month period ended December 31, 1997 was $(35), compared to $(43,233) for the nine month period ended December 31, 1996, a decrease of $43,198. The decreases from the prior year quarter and nine month period were due to less interest income earned as cash balances during the quarter and nine month period ended December 30, 1997 were much lower than the cash balances during the quarter and nine month period ended December 31, 1996.

NET LOSS

The net loss of $278,100 for the third quarter ended December 31, 1997 represents a $969,367 improvement over the net loss of $1,247,467 reported for the same period in the prior year. The net loss of $1,211375 for the nine month period ended December 31, 1997 represents a $2,458,689 improvement over the net loss of $3,670,064 reported for the same nine month period in the prior year. The improvement in net loss for the quarter and nine month period was primarily due to the elimination of certain non-recurring expenses incurred in last year's quarter ( the "Yellow Snow" infomercial production expense and a provision for inventory obsolescence) and a reduction in operating expenses.

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

PART II - OTHER INFORMATION


ITEM 1 - LEGAL PROCEEDINGS

On November 5, 1997, The Sled Dogs Company filed for protection under Chapter 11 of the United States Bankruptcy Code.

This Bankruptcy Case entitled In re: The Sled Dogs Company, United States Bankruptcy Court File Number 97-47641 RLK. The matter is on file at the United States Courthouse in Minneapolis, MN.


ITEM 3 - DEFAULTS ON SENIOR SECURITIES

The Legal Proceedings described in Item 1 constituted a default on the $355,000 in Senior Secured Notes sold by the Company in 1997. The amount in default includes the principal amount of the of the senior secured notes plus accrued interest in the amount of $18,717.

The Legal Proceedings described in Item 1 constituted a default on the $812,500 in Convertible Subordinated Debentures sold by the Company, in 1997. The amount in default includes the principal amount of the debentures plus accrued interest in the amount of $57,515.41.




ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     a.   Exhibits

     b.   Reports on Form 8-K, filed on November 21, 1997.

          (i) This report included information as to Item 3, Item 5, and Item 6.

                                   SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.




                           THE SLED DOGS COMPANY


                           Dated: February 16, 1998


             /s/ Kent Rodriguez
            -----------------------------------------------------
            Kent Rodriguez, Chairman and Chief Executive Officer
            (Principal Executive Officer)

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, DC  20549




                                   ---------
                                   FORM 8-K


                                 CURRENT REPORT


                    Pursuant to Section 13 or 15 (d) of the
                        Securities Exchange Act of 1934


Date of earliest event to report:   October 21, 1997



                             The Sled Dogs Company

              (Exact name of registration as specified in charter)


Colorado                      1-12850                      84-116-88322
-------------------------------------------------------------------------------
(State of other             (Commission                    (IRS Employer
jurisdiction of             File Number)                   Identification No.)
incorporation)


212 Third Avenue North, Suite 420, Minneapolis, MN       55401
--------------------------------------------------------------
(Address of principal executive offices)




Registrant's telephone number, including area code (612) 359-9020
                                                   --------------

-------------------------------------------------------------
(Former name or former address, if changed since last report)

Item 3.  Bankruptcy or Receivership.

On November 5, 1997, The Sled Dogs Company filed for protection under Chapter 11 of the United States Bankruptcy Code.

The Bankruptcy Case Number is 97-47641 RLK, and is on file at the United States Courthouse in Minneapolis, MN.



Item 5.  Other Events.

On October 15, 1997, The Sled Dogs Company terminated Chief Financial Officer, Michael P. Wise.



Item  6. Resignations of Registrant's Directors.

On October 21, 1997, David N. Braus resigned as a Director of The Sled Dogs Company.

On October 21, 1997, Rudy A. Slucker resigned as a Director of The Sled Dogs Company.


The Sled Dogs Company markets, manufacturers and distributes Sled Dogs brand snow skates and related accessories, and is pioneering snow skating as a winter sport for inline skaters. The Sled Dogs Company has developed the world's first patented snow skate that integrates a comfortable, supportive boot and a unique replaceable base allowing the skate to glide down hill and over snow.

Forward looking statements contained in this release are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Certain important factors could cause results to differ materially from those anticipated by some statements made in this release. You are cautioned that all forward-looking statements involve risks and uncertainties. Among the factors that could cause results to differ materially are the following: lack of availability of financing; inability to control costs or expenses; manufacturing and distribution problems; and lack of market acceptance of the Company's products. Reference is also made to the risk factors contained in the Company's Registration Statement on Form S-3 (no. 33-80875), which are incorporated herein by reference.



                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        THE SLED DOGS COMPANY


Dated:  November 21, 1997               By: /s/ Kent A. Rodriguez
                                        ----------------------------------------
                                            Kent A. Rodriguez
                                            Chairman and Chief Executive Officer