Form 10KSB40
period 1998-03-31
SLED DOGS CO
filed 2000-02-25
CIK 918573

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB
                                  -------------

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended March 31, 1998 Commission file number 1-12850

                                 XDOGS.COM, INC.
                     Formerly known as The Sled Dogs Company
        (Exact name of small business issuer as specified in its charter)

                       80 SOUTH EIGHTH STREET, SUITE 3660
                          MINNEAPOLIS, MINNESOTA 55402
                    (Address of principal executive offices)


Incorporated under the laws of                             84-1168832
the State of Nevada                                 ----------------------------
                                                    I.R.S. Identification Number

                                 (612) 359-9020
         (Small Business Issuer's telephone number including area code)
                                 --------------

Securities registered pursuant to Section 12(b) of the Act:  NONE

Securities registered pursuant to Section 12(g) of the Act: COMMON STOCK, $.01
PAR VALUE PER SHARE     (Title of Class)

Indicate by check mark whether the Company (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for
the past 90 days.              Yes             No x

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [x]

The issuer's revenues for its most recent fiscal year were $232,874

The aggregate market value of the Company's common stock held by non-affiliates of the Company on March 31, 1998 was approximately $675,000 computed by reference to the average of the closing bid and ask prices as quoted on that date.

The Company has one class of equity securities outstanding: Common Stock, $.01 par value per share. On March 31, 1998, there were 13,513,193 shares outstanding. As of June 30, 1998, the date of our reorganization in Bankruptcy and as part of the reorganization, our common shares were subject to a 54 for 1 reverse split. All references to our shares in this Registration Statement do not include the effect of the 54 for 1 reverse split of our common stock.

                                 XDOGS.COM, INC.

           FORM 10-KSB ANNUAL REPORT FOR THE YEAR ENDED MARCH 31, 1998


                                TABLE OF CONTENTS


                                                                            Page
                                                                            ----
PART I
             ITEM 1. BUSINESS                                                4
             ITEM 2. PROPERTIES                                              8
             ITEM 3. LEGAL PROCEEDINGS                                       8
             ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF
                  SECURITY HOLDERS                                           8

PART II
             ITEM 5. MARKET FOR THE COMPANY'S
                  COMMON EQUITY AND RELATED STOCKHOLDER MATTERS              8
             ITEM 6. MANAGEMENT'S DISCUSSION AND
                  ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF            10
                  OPERATIONS
             ITEM 7. FINANCIAL STATEMENTS                                   11
             ITEM 8. CHANGES IN AND DISAGREEMENTS
                  WITH ACCOUNTANTS ON ACCOUNTING AND
                  FINANCIAL DISCLOSURE                                      41

PART III
             ITEM 9. DIRECTORS, EXECUTIVE OFFICERS,
                  PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH
                  SECTION 16(A) OF THE EXCHANGE ACT                         41
             ITEM 10. EXECUTIVE COMPENSATION                                43
             ITEM 11. SECURITY OWNERSHIP OF CERTAIN
                  BENEFICIAL OWNERS AND MANAGEMENT                          43
             ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS        44
             ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K                      44

    SIGNATURES
    ----------

         References in this document to "us," "we," or "the Company" refer to Xdogs.com, Inc., its predecessor, and its subsidiary.


                                     PART I

ITEM 1. BUSINESS

GENERAL

We had limited operations as of March 31, 1998. We filed for protection under Chapter 11 of the U.S. Bankruptcy Code on November 5, 1997. The Plan of Reorganization was approved on June 30, 1998; and the Order and Final Decree closing the Chapter 11 case was issued on September 10, 1998. We filed for protection under the Bankruptcy Code principally because we went into default on our loan agreement with our senior lender, Norwest Credit, Inc. relating to, among other things, a requirement to have a minimum net worth, which we fell below. We eventually entered into a settlement agreement with Norwest Credit, Inc. in 1999. The terms of the settlement agreement required us to surrender our inventory(which consisted primarily of snow skates) and related intellectual property and to pay $280,000 in additional cash over a defined period. The cash was paid in increments, with the final payment made on May 1, 1999. As of March 31, 1998, we should be considered to be essentially inactive and only minimally capitalized.

HISTORY

Prior to our Bankruptcy reorganization, we had historically marketed, manufactured and distributed Sled Dogs(TM) brand snow skates and related accessories. The prototype to the snow skate was developed by Hannes Jacob, a Swiss citizen. Mr. Jacob filed a U.S. patent application on his snow skate in 1988, subsequently filing corresponding patent applications in 20 countries. A number of countries, including the U.S., have granted patents to Mr. Jacob. Mr. Jacob also registered the trademark "SnowRunner" in 15 countries, including the U.S. In February 1990, Mr. Jacob granted an exclusive world-wide license to the patented technology and the SnowRunner trademark to DalBello Sport S.R.L., an Italian company ("DalBello"), which developed a commercial snow skate and began to market and manufacture snow skates on a limited basis. In 1991, our predecessor secured exclusive U.S. distribution rights for the SnowRunner(R) snow skate from DalBello.

         After one season of product testing, we were able to expand our operations by raising $1,125,000 from the sale of preferred stock. In September, 1993, through our wholly-owned subsidiary, SnowRunner (Properties) Inc., we acquired from Mr. Jacob the patent rights, trademark rights and the rights to a manufacturing agreement between Hannes Jacob and DalBello relating to the snow skates. Other than holding such rights, SnowRunner (Properties) Inc. is inactive and is expected to remain so. In exchange for such rights, we paid Mr. Jacob $250,000 in cash and granted him a $4.00 per pair royalty payable until the earlier of June 30,

2003 or the date on which we would have paid an aggregate royalty of $2 million to Mr. Jacob. At the same time that we acquired such rights, we canceled the manufacturing agreement with DalBello, DalBello transferred all of the product-specific assets used to manufacture the SnowRunner(R) snow skate to us in exchange for 100,000 shares of our Common Stock plus a payment to DalBello by us of $250,000. We also entered into manufacturing and product development agreements with DalBello under which DalBello would continue to manufacture snow skates exclusively for us.

         In March 1994, we completed an initial public offering of 1,750,000 shares of common stock and received net proceeds of $7,101,862.

         In November 1995, we sold 8,000,000 units (the "Units") in a private placement, each Unit consisting of one share of common stock and one warrant to purchase one share of common stock. The price per Unit was $.50. We received net proceeds of $3,421,131 from the sale of the Units.

         We were originally incorporated in Colorado under the name Snow Runner
(USA), Inc. in April 1991. In June 1991, our name was changed to Snow Runner Holdings, Inc. We were the general partner of Snow Runner (USA) Ltd., a Colorado limited partnership (the "Partnership"). Our organization was restructured in July 1992. As part of the restructuring, the limited partners, including Nigel Alexander and Steven Clarke (our founders), contributed their limited partnership interests to us in exchange for stock in us. The Partnership then transferred all of its assets to us and we assumed all the liabilities and obligations of the Partnership. The Partnership was dissolved in August 1992 and our name was changed to Snow Runner (USA) Inc. In late 1993, we relocated our operations to Minnesota and, in January 1994, changed our name to SnowRunner, Inc. In November 1994, we changed our name to The Sled Dogs Company.

         In May, 1999, we changed our state of domicile to Nevada and our name to Xdogs.com, Inc.

PROPOSED BUSINESS

         As of March 31, 1998, we had limited operations. It is our intention to develop into an internet seller of action sports hard goods and related apparel. We also plan to become a leading consolidator in the highly-fragmented action sporting goods industry. Our Management has an extensive background in mergers and acquisitions. We plan to acquire a foundation of companies in the United States and abroad that offer the range of products they can successfully market on our website.

         We believe that acquisition opportunities will remain plentiful, given the size and fragmentation of the industry, especially with the tremendous number of lifestyle owners and operators who do not have E-Commerce experience. Our business model includes a decentralized management philosophy and a centralized operating structure. Acquired companies and their management teams will continue to manage the functions that "touch the customer" while the back office functions (accounting, purchasing, etc.) will be managed at the corporate level. Our Management feels that it can successfully implement a unique "Corporate Democracy" approach and hub and spoke strategy, and use this strategy along with its E-Commerce model to increase operating efficiencies in an industry historically plagued by low operating margins. The consolidation of these companies would rapidly increase our growth, but could also result in tremendous operating efficiencies.

                  The principles of "Corporate Democracy" include:

                  1. Operational control remains with the owners and managers in-place prior to consolidation.

                  2. Retain local business identity to capitalize on the goodwill generated in the marketplace by these lifestyle oriented extreme hard good and related softgood/apparel companies. We will strive to maintain the "cult-like" attraction of the extreme companies we acquire, and promote our trademark philosophy, "Life Without Limits".

                  3. Owners/managers will become significant shareholders by taking common stock in the initial transaction and/or through a stock option program. We will provide stock options to a very large portion of the management base.

                  4. Enhance operating efficiencies and synergies. Although we will be operating through a decentralized structure, our Management will vigorously pursue opportunities to reduce costs. Administrative functions will be combined (accounting, insurance, employee benefits and legal support) redundant facilities will be eliminated (as a result of the hub and spoke operating strategy), systems and technology improvements will be implemented and volume purchasing will be used.

         We plan to pursue a two step approach to growth, which includes an aggressive acquisition program that should complement and enhance internal growth opportunities.

         Our acquisition program is directed towards acquiring "Best of Class" companies. Below are some of the characteristics we will review when evaluating an acquisition:

                  1. Companies with a long term customer relationship, with a recurring revenue stream.

                  2. Companies showing strong and consistent internal growth.

                  3. Platform acquisitions to build a national footprint - the company is focused on establishing a national presence which we can enhance with our E-Commerce model, whereby future acquisitions within similar contiguous markets (the spokes).

                  4. Companies with experienced management teams who take a significant portion of consideration in stock.

                  5. Favorable trends in the marketplace of the acquisition target.

                  6. Under penetrated market by the acquisition target.

COMPETITION

         The operations in which we propose to engage will be extremely competitive and subject to numerous risks. Selling on the Internet is new and highly competitive, with many companies having access to the same market. The profitability of this business is unproven. Further, the barriers to entry are not substantial. It is expected that most, if not all of our potential competitors have greater financial resources and longer operating histories than ours and can be expected to compete within the business which we plan to engage. We plan to use the Internet to give ourself the marketing edge to be able to compete. Although we expect ultimately to be competitive in the markets in which we compete, there can be no assurance that we will have the necessary resources to be competitive.

PATENTS, TRADEMARKS, AND PROPRIETARY RIGHTS

         We are the assignee of one U.S. patent, along with corresponding patents from several other countries, covering structural aspects which are incorporated into Sled Dogs snow skates. We had also filed U.S. and foreign patent applications on certain aspects of its new K9 snow skate. We believe that our patent rights are important to our business, and we intend to protect them to the fullest extent practicable. No assurance can be given, however, that our current or future patent rights will not be successfully challenged or circumvented by competitors or that the other measures taken by us will prevent the effective competition with its technologies. In addition, the strength of the patent rights is uncertain and the cost to enforce its patent rights may exceed our resources.

         As of March 31, 1998, we owned registered trademarks "Extreme Dog" and "the Extreme Dogs" logo with the U.S. Patent and Trademark Office. We had also filed for U.S. trademark registration for the trademark "Life Without Limits". While we are not aware of any conflicting trademark rights owned by other parties, no assurance can be given that no such rights exist. We disposed of certain of its registered marks as a result of our settlement agreement with Norwest Credit, Inc. in 1999.

         With respect to our foreign patent and trademark filings, no assurance can be given that we will secure patent or trademark registrations in all foreign countries in which applications are now pending or in which applications are expected to be filed sometime in the future, or that we will maintain all existing applications or registrations.

EMPLOYEES

         As of March 31, 1998, we had six employees, including one executive and five staff members. At that time, our directors and officers managed our corporate affairs. Since February 1, 1998, Mr. Rodriguez, our President, has been accruing a monthly salary of $7,000, plus a $500 per month car allowance.. Otherwise, no officer or director is paid a salary. Our employees are not represented by any collective bargaining organization.

RESEARCH AND DEVELOPMENT

     Our expenditures for research and development activities amounted to $-0-in 1997 and 1998.

FORWARD-LOOKING STATEMENTS

     Forward-looking statements herein are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Certain important factors could cause results to differ materially from those anticipated by some statements made herein. You are cautioned that all forward-looking statements involve risks and uncertainties. Among the factors that could cause results to differ materially are the following: inability to control costs or expenses; manufacturing and distribution problems; and lack of market acceptance of our products.

ITEM 2. PROPERTIES

         Our corporate office is located at 80 South Eight Street, Suite 3660, Minneapolis, Minnesota 55402. This office space is leased from an unaffiliated third party for $1700 per month on a lease ending December 31, 2003. We do not plan to maintain manufacturing facilities. All manufacturing is planned to be done by third party contractors.

ITEM 3. LEGAL PROCEEDINGS

         As of March 31, 1998, we were in a dispute with Norwest Bank, Inc. This dispute was settled in 1999. Otherwise, as of March 31, 1998, neither we, nor any of our officers or directors, in their capacities as such were the subject of any pending or threatened legal proceeding, and Management is not aware of any contemplated action against us or such officers or directors.

         We filed for protection under Chapter 11 of the U.S. Bankruptcy Code on November 5, 1997. The Plan of Reorganization was approved on June 30, 1998; and the Order and Final Decree closing the Chapter 11 case was issued on September 10, 1998.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the Company's shareholders during the fourth quarter of fiscal year 1998.

                                     PART II

ITEM 5. MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a)      Principal Market or Markets

         Our Common Stock was listed on the NASDAQ Small Cap Market under the symbol SNOW and on the Boston Stock Exchange under the symbol SNW. Effective with the close of business on June 19, 1997, our Common Stock was delisted from the NASDAQ Small Cap Market. After this date, we began trading on the NASD Bulletin Board. Market makers and other dealers provided bid and ask quotations of our Common Stock.

         The table below represents the range of high and low bid quotations of our Common Stock as reported during the reporting period herein. The following bid price market quotations represent prices between dealers and do not include retail markup, markdown, or commissions; hence, they may not represent actual transactions.


                                  High             Low
                                  ----             ---
Twelve Months Ended
March 31, 1997

First Quarter
Common Shares                     $1.25            $0.69

Second Quarter
Common Shares                     $1.34            $0.97

Third Quarter
Common Shares                     $1.03            $0.31

Fourth Quarter
Common Shares                     $0.50            $0.19

Fiscal Year ended 1998            High             Low
                                  ----             ---

First Quarter
Common Shares                     $0.34            $0.06

Second Quarter                    $0.25            $0.07
Common Shares


Third Quarter                     $0.19            $0.02
Common Shares

Fourth Quarter                    $0.17            $0.02

Common Shares
         (b)      Approximate Number of Holders of Common Stock

         As of March 31, 1998, a total of 13,513,193 shares of our Common Stock were outstanding and the number of holders of record of our common stock at that date was approximately 1,000. However, we estimate that it has a significantly greater number of shareholders because a substantial number of our shares are held in nominee names by our market makers.

         (c)      Dividends

         Holders of common stock are entitled to receive such dividends as may be declared by our Board of Directors. No dividends on the common stock were paid by us during the periods reported herein nor do we anticipate paying dividends on common stock in the foreseeable future.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

         On November 5, 1997 We filed for protection under Chapter 11 of the United States Bankruptcy Code. This filing permitted us to obtain Debtor In Possession (DIP) financing from Norwest Business Credit, Inc. (Norwest). We obtained $150,000 in DIP financing from Norwest on November 12, 1997. These funds allowed us to implement a direct-sales program targeted at its primary market of aggressive in-line skaters, at significantly lower prices than in past years. In the past, we sold proprietary snow skates through big-box sporting goods retailers and advertised its skates on the infomercial "Yellow Snow". This direct sales program was significantly less expensive and specifically targeted 75,000 prospective buyers. The DIP financing from Norwest enabled us to fill orders we previously had been unable to ship, due to our financial condition.

         We changed our fiscal year end from June 30 to March 31, effective March 31, 1997. The financial information for the period ended March 31, 1997 is for a nine month period.

         As of March 31, 1998, we had current assets of $6,424 and total assets of $189,349. We had outstanding liabilities not subject to compromise of $354,122, including an overdraft amount of $18,748, and liabilities subject to compromise of $3,188,123.

         We had total sales of $232,874, which came principally from the liquidation of inventory. We had cost of goods sold of $1,104,189 and selling, general, and administrative expenses of $1,265,733. Our net loss, which included losses from continuing operations and reorganization items was $2,509,899, or a loss of $0.19 per share.

         We continue to work on generating additional cash and working capital internally through the collection of existing receivables and sales of excess/obsolete inventory. We have also taken steps to conserve cash such as: 1) Reducing the number of employees; and 2) Significantly reducing fiscal 1998 planned expenses.

         Our plan for the fiscal year ended March 31, 1999 is to continue the restructuring of our operations, focus on developing our e-commerce presence, and finalize our business plan.

LIQUIDITY AND CAPITAL RESOURCES

         Our cash and cash equivalents were $6,424 on March 31, 1998, compared to $11,542 on March 31, 1997. During the fiscal year ended March 31, 1998, our operations used net cash of $1,141,050, primarily to fund operating losses and accounts payable.

         During the fiscal year ended March 31, 1998, our investing activities used net cash of $47,193, primarily to purchase equipment and acquisition of patents and trademarks.

         Our financing activities for the fiscal year ended March 31, 1998 provided cash of $1,183,125, which consisted of $ 1,137,500 in net proceeds on notes payable and an overdraw of $18,748 on our bank balance.

         As of March 31, 1998, we were essentially insolvent and working toward developing a reorganization plan.

FORWARD-LOOKING STATEMENTS CONTAINED IN THIS FORM 10-KSB ARE MADE PURSUANT TO THE SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. ALL FORWARD-LOOKING STATEMENTS INVOLVE RISKS AND UNCERTAINTIES. CERTAIN IMPORTANT FACTORS COULD CAUSE RESULTS TO DIFFER MATERIALLY FROM THOSE ANTICIPATED BY SOME STATEMENTS MADE IN THIS FORM 10-KSB. AMONG THE FACTORS THAT COULD CAUSE RESULTS TO DIFFER MATERIALLY ARE THE FOLLOWING: LACK OF AVAILABILITY OF FINANCING; INABILITY TO CONTROL COSTS OR EXPENSES; MANUFACTURING AND DISTRIBUTION PROBLEMS; AND LACK OF MARKET ACCEPTANCE OF THE COMPANY'S PRODUCTS. REFERENCE IS ALSO MADE TO THE RISK FACTORS CONTAINED IN THE COMPANY'S REGISTRATION STATEMENT ON FORM S-3 (NO. 33-80875), WHICH ARE INCORPORATED HEREIN BY REFERENCE.

ITEM 7. FINANCIAL STATEMENTS

                                    XDOGS.COM
                        (FORMERLY THE SLED DOGS COMPANY)
                             (DEBTOR-IN-POSSESSION)

                          CONSOLIDATED FINANCIAL REPORT

                                 MARCH 31, 1998

                                    CONTENTS


-------------------------------------------------------------------------------
INDEPENDENT AUDITOR'S REPORT                                                  1
-------------------------------------------------------------------------------
FINANCIAL STATEMENTS


Consolidated balance sheet                                                    2

Consolidated statements of operations                                         3

Consolidated statements of changes in stockholders' deficit                 4-5

Consolidated statements of cash flows                                         6

Notes to consolidated financial statements                                 7-14
-------------------------------------------------------------------------------

                          INDEPENDENT AUDITOR'S REPORT

Board of Directors and Stockholders
XDogs.Com (formerly The Sled Dogs Company)
Minneapolis, Minnesota

We have audited the accompanying consolidated balance sheet of XDogs.Com (formerly The Sled Dogs Company) as of March 31, 1998, and the related consolidated statements of operations, changes in stockholders' deficit, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The consolidated statements of operations, changes in stockholders' deficit, and cash flows for the nine months ended March 31, 1997, of XDogs.Com (formerly The Sled Dogs Company), were audited by other auditors, whose report, dated May 13, 1997, on those financial statements included an explanatory paragraph that expressed substantial doubt about the Company's ability to continue as a going concern.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of XDogs.Com (formerly The Sled Dogs Company) as of March 31, 1998, and the consolidated results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.

As discussed in Note 1, on November 4, 1997, XDogs.Com (formerly The Sled Dogs Company) filed a voluntary petition in the United States Bankruptcy Court for the District of Minnesota for reorganization under Chapter 11 of the Bankruptcy Code.




Minneapolis, Minnesota
October 22, 1999

XDOGS.COM
(Formerly The Sled Dogs Company)
(Debtor-In-Possession)

CONSOLIDATED BALANCE SHEET
March 31, 1998

ASSETS (Note 4)
Current Assets
     Cash                                                                                 $         6,424
                                                                                          ----------------
                     Total current assets                                                           6,424

Equipment, net of accumulated depreciation of $339,008                                            182,925
                                                                                          ----------------
                     Total assets                                                         $       189,349
                                                                                          ================

LIABILITIES AND STOCKHOLDERS' DEFICIT

Liabilities Not Subject to Compromise
     Checks in excess of bank balance                                                     $        18,748
     Accrued expenses                                                                               7,374
     Debtor-in-possession note payable (Note 4)                                                   328,000
                                                                                          ----------------
                     Total current liabilities                                                    354,122

Liabilities Subject to Compromise (Notes 3 and 8)                                               3,188,123
                                                                                          ----------------
                     Total liabilities                                                          3,542,245
                                                                                          ----------------

Stockholders' Deficit (Notes 5 and 8)
     Convertible preferred stock, Series A, $0.10 par value; authorized
         shares--1,000,000; no issued or outstanding shares                                            --
     Common stock, $0.01 par value; authorized shares--20,000,000;
         issued and outstanding shares 13,513,193                                                 135,132
     Additional paid-in capital                                                                13,596,638
     Accumulated deficit                                                                      (17,084,666)
                                                                                          ----------------
                                                                                               (3,352,896)
                                                                                          ----------------
                                                                                          $       189,349
                                                                                          ================

See Notes to Consolidated Financial Statements.

XDOGS.COM
(Formerly The Sled Dogs Company)
(Debtor-In-Possession)

CONSOLIDATED STATEMENTS OF OPERATIONS
Year Ended March 31, 1998 and Nine Months Ended March 31, 1997

                                                              1998            1997
                                                          ------------    ------------
Net sales                                                 $    232,874    $  1,463,467
Cost of goods sold (Note 7)                                  1,104,189       2,322,453
                                                          ------------    ------------
                 Gross margin                                 (871,315)       (858,986)

Selling, general, and administrative expense                 1,265,733       3,455,718
                                                          ------------    ------------
                 Operating loss                             (2,137,048)     (4,314,704)

Interest expense                                               159,972          77,580
Interest income                                                    (35)        (22,469)
                                                          ------------    ------------
                 Loss from continuing operations before
                     reorganization items                   (2,296,985)     (4,369,815)

Reorganization items:
     Legal fees                                                 13,300              --
     Debt issuance costs                                        91,250              --
     Impairment of patents and trademarks                      108,364              --
                                                          ------------    ------------
                 Net loss                                 $ (2,509,899)   $ (4,369,815)
                                                          ============    ============

Basic and diluted loss per common share                   $      (0.19)   $      (0.33)
                                                          ============    ============

Weighted-average number of common and
     common equivalent shares outstanding                   13,513,193      13,265,220
                                                          ============    ============

See Notes to Consolidated Financial Statements.

XDOGS.COM
(Formerly The Sled Dogs Company)
(Debtor-In-Possession)

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
Year Ended March 31, 1998 and Nine Months Ended March 31, 1997

                                                                       Common Stock
                                                               ---------------------------
                                                                  Shares         Amount
                                                               ------------   ------------
Balance at June 30, 1996                                         11,749,999   $    117,500
     Warrants exercised                                           1,763,194         17,632
     Net loss for the nine-month period ended March 31, 1997             --             --
                                                               ------------   ------------
Balance at March 31, 1997                                        13,513,193        135,132
     Net loss for the year ended March 31, 1998                          --             --
                                                               ------------   ------------
Balance at March 31, 1998                                        13,513,193   $    135,132
                                                               ============   ============

See Notes to Consolidated Financial Statements.

                                                                                                                     Total
                                                     Convertible Preferred Stock    Additional                    Stockholders'
                                                     ---------------------------      Paid-In      Accumulated       Equity
                                                        Shares         Amount         Capital       Deficit         (Deficit)
                                                     ------------   ------------   ------------   ------------    ------------
Balance at June 30, 1996                                       --   $         --   $ 12,291,874   $(10,204,952)   $  2,204,422
     Warrants exercised                                        --             --      1,304,764             --       1,322,396
     Net loss for the nine-month period ended
        March 31, 1997                                         --             --             --     (4,369,815)     (4,369,815)
                                                     ------------   ------------   ------------   ------------    ------------
Balance at March 31, 1997                                      --             --     13,596,638    (14,574,767)       (842,997)
     Net loss for the year ended March 31, 1998                --             --             --     (2,509,899)     (2,509,899)
                                                     ------------   ------------   ------------   ------------    ------------
Balance at March 31, 1998                                      --   $         --   $ 13,596,638   $(17,084,666)   $ (3,352,896)
                                                     ============   ============   ============   ============    ============

XDOGS.COM
(Formerly The Sled Dogs Company)
(Debtor-In-Possession)

CONSOLIDATED STATEMENTS OF CASH FLOWS
Year Ended March 31, 1998 and Nine Months Ended March 31, 1997

                                                                                      1998            1997
                                                                                   -----------    -----------
Cash Flows From Operating Activities
     Net loss                                                                      $(2,509,899)   $(4,369,815)
     Adjustments to reconcile net loss to net cash used in operating activities:
         Depreciation and amortization                                                 196,507        290,812
         Impairment loss on patents and trademarks                                     119,313             --
         Loss on asset disposals                                                        41,792        316,953
         Changes in operating assets and liabilities:
             Receivables                                                               225,168        124,186
             Other receivables                                                              --         34,402
             Inventories                                                               940,226       (246,146)
             Prepaid expenses                                                           23,385        145,329
             Accounts payable                                                          206,174        930,022
             Other accrued expenses                                                   (383,716)       404,274
                                                                                   -----------    -----------
                     Net cash used in operating activities                          (1,141,050)    (2,369,983)
                                                                                   -----------    -----------

Cash Flows From Investing Activities
     Purchases of equipment                                                            (30,395)      (311,644)
     Acquisition of patents and trademarks                                             (16,798)       (27,446)
     Proceeds from sale of property and equipment                                           --          2,867
                                                                                   -----------    -----------
                     Net cash used in investing activities                             (47,193)      (336,223)
                                                                                   -----------    -----------

Cash Flows From Financing Activities
     Net proceeds from sale of common stock                                                 --      1,322,396
     Proceeds on notes payable                                                       1,137,500             --
     Payments on notes payable                                                         (45,000)            --
     Net change in payable to banks                                                     71,877        592,101
     Checks in excess of bank balance                                                   18,748        150,000
                                                                                   -----------    -----------
                     Net cash provided by financing activities                       1,183,125      2,064,497
                                                                                   -----------    -----------

                     Net decrease in cash                                               (5,118)      (641,709)

Cash
     Beginning                                                                          11,542        653,251
                                                                                   -----------    -----------
     Ending                                                                        $     6,424    $    11,542
                                                                                   ===========    ===========

Supplemental Disclosures of Cash Flow Information
     Cash paid for interest                                                        $    93,611    $    77,580
                                                                                   ===========    ===========

See Notes to Consolidated Financial Statements.

NOTE 1. PETITION FOR RELIEF UNDER CHAPTER 11

REORGANIZING AND BASIS OF REPORTING: On November 4, 1997, XDogs.Com (formerly The Sled Dogs Company) (the Company) filed a voluntary petition in the United States Bankruptcy Court for the District of Minnesota for reorganization under Chapter 11 of the Bankruptcy Code. At March 31, 1998, the Company was operating its business as a debtor-in-possession under the protection of the Bankruptcy Court.

On June 30, 1998, following approval by creditors, the Bankruptcy Court confirmed the Company's plan of reorganization, and the plan became effective 30 days later.

The Company has accounted for all transactions related to the reorganization proceedings in accordance with Statement of Position 90-7, Financial Reporting by Entities in Reorganization Under the Bankruptcy Code, issued by the American institute of Certified Public Accountants in November 1990. Accordingly, all prepetition liabilities of the Company that are subject to compromise under the plan of reorganization ultimately approved by the Bankruptcy Court are segregated in the Company's consolidated balance sheets as "liabilities subject to compromise." These liabilities are recorded at the amounts subject to settlement under the plan of reorganization filed with the Bankruptcy Court. Interest expense on unsecured and undersecured obligations ceased to accrue at the Petition Date. See Note 3 for a summary of Liabilities Subject to Compromise.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION AND DESCRIPTION OF BUSINESS: The Company was incorporated in Colorado in 1991 as a distributor of SnowRunner snow skates. Between 1991 and 1994, the Company was restructured, and the name of the Company was changed several times, including such names as SnowRunner (USA) Inc., SnowRunners, Inc., and The Sled Dogs Company.

As discussed in Note 1, the Company filed for bankruptcy protection in 1997. As a result of the bankruptcy, the Company was reorganized and in 1999 was renamed XDogs.Com.

CONSOLIDATION: The financial statements include the accounts of the Company and its wholly owned subsidiary, SnowRunner (Properties) Inc., which was established and incorporated in April 1993. The subsidiary was inactive during the periods ended March 31, 1998 and 1997.

FISCAL YEAR: In September 1996, the Company elected to change its fiscal year-end from June 30 to March 31 effective March 31, 1997. The Company's consolidated financial statements and notes thereto include the Company's results of operations and cash flows for the nine-month period from July 1, 1996 through March 31, 1997.

EQUIPMENT: Equipment is stated at cost. Depreciation is computed using a straight-line method over the estimated useful lives of the equipment, which range from three to six years.

XDOGS.COM
(FORMERLY THE SLED DOGS COMPANY)
(DEBTOR-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

INCOME TAXES: Deferred taxes are provided on an asset and liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards, and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax basis. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

LOSS PER SHARE: The Company computes basic and diluted net loss per share based upon the weighted-average number of common shares outstanding during each year. Net loss per common share for the year and nine months ended March 31, 1998 and 1997, does not include any common stock equivalents, as they are antidilutive.

IMPAIRMENT OF LONG-LIVED ASSETS: The Company will record impairment losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amounts.

During the last quarter in the year ended March 31, 1998, it was determined that the patents and trademarks capitalized were considered impaired based on the future cash flows over the remaining amortization period being less than the assets' carrying amounts. The total amount of the write-off was approximately $119,000 and is primarily recorded as a reorganization item.

USE OF ESTIMATES: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

FAIR VALUE: The Company's financial instruments consist of cash for which the current carrying amount approximates fair value.

NOTE 3. LIABILITIES SUBJECT TO COMPROMISE

As a result of the Chapter 11 proceedings, all unsecured and undersecured prepetition liabilities were reclassified to liabilities subject to compromise at March 31, 1998. Substantially all of these claims were settled in fiscal 1999 in accordance with the Plan of Reorganization (see Note 8). The liabilities subject to compromise at March 31, 1998, consisted of the following:


Trade and other miscellaneous claims            $1,653,623
Secured debt                                       367,000
Senior noteholders                                 355,000
Subordinated debentures                            812,500
                                                ----------
                                                $3,188,123
                                                ==========

XDOGS.COM
(FORMERLY THE SLED DOGS COMPANY)
(DEBTOR-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 4. DEBTOR-IN-POSSESSION NOTE PAYABLE

The Company has a demand note payable to a bank with interest at 15 percent. The debtor-in-possession financing is secured by all assets of the Company and the personal guaranty of an officer of the Company.

NOTE 5. STOCK OPTIONS AND WARRANTS

On July 25, 1992, the Company adopted the SnowRunner, Inc. Stock Option Plan, which was amended in October 1996 (the Plan). Under the Plan, the Company has reserved 2,160,000 shares of common stock for issuance to key employees and others as either incentive-based options or nonqualified options. Under the Plan, incentive stock options may be granted at prices not less than the fair market value of the Company's common stock at the grant date. Nonqualified options may be granted at prices less than the fair market value of the Company's common stock. The options are outstanding for 10 years following the date of grant.

The following table summarizes the option transactions under the Plan for the years ended March 31, 1997 and 1998:

                                                Weighted-
                                                 Average
                                                 Exercise
                                                Price Per
                                     Total        Share
                                   -----------  ---------
Outstanding as of June 30, 1996    $ 1,448,059    1.34
  Granted                              924,000    1.06
  Canceled                          (1,005,700)   1.70
                                   -----------
Outstanding as of March 31, 1997     1,366,309    0.73
  Granted                            1,883,000    0.06
  Canceled                          (1,366,309)   0.73
                                   -----------
Outstanding as of March 31, 1998   $ 1,883,000    0.06
                                   ===========

All outstanding options were canceled in connection with the bankruptcy.

XDOGS.COM
(FORMERLY THE SLED DOGS COMPANY)
(DEBTOR-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 5. STOCK OPTIONS AND WARRANTS (CONTINUED)

The Company, in 1997 and prior years, issued warrants in connection with loan agreements and with debt and equity offerings to purchase shares of common stock. In 1998, substantially all warrants were issued primarily to employees and directors. Warrant activity is summarized as follows:

                                         Warrants
                                       Outstanding
                                           and           Price Per       Expiration
                                       Exercisable         Share            Date
                                       -----------    --------------     ---------
Balance at June 30, 1996                8,685,000     $  0.30 - 7.60     1999-2005
   Warrants granted                        60,000        0.38 - 1.00     2000-2001
   Warrants exercised                  (1,763,194)              0.75
                                       ----------     --------------
Balance at March 31, 1997               6,981,806        0.30 - 7.60     1999-2005
   Warrants granted                     7,265,000        0.03 - 0.06        2002
                                       ----------     --------------
Balance at March 31, 1998              14,246,806     $  0.03 - 7.60
                                       ==========     ==============

All outstanding warrants were canceled in conjunction with the bankruptcy.

The weighted-average fair value of options and warrants granted during the year ended March 31, 1998, was $0.12 per share.

PRO FORMA DISCLOSURES: Pro forma information regarding net loss and loss per share is required by Statement of Financial Accounting Standards No. 123 and has been determined as if the Company had accounted for its employee stock options and warrants under the fair value method of that statement. The fair value for these options and warrants was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1999 and 1998, respectively: a risk-free interest rate of 6.47 percent; no dividend yield; a volatility factor of the expected market price of the Company's common stock of 223.82 percent; and a weighted-average expected life of the options and warrants of five years.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because the Company's employee stock options and warrants have characteristics significantly different from those of traded options and warrants, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options and warrants.

XDOGS.COM
(FORMERLY THE SLED DOGS COMPANY)
(DEBTOR-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 5. STOCK OPTIONS AND WARRANTS (CONTINUED)

For purposes of pro forma disclosures, the estimated fair value of the options and warrants is amortized to expense over the options and warrants' vesting period. The Company's pro forma information follows:

                                       March 31
                             -----------------------------
                                  1998            1997
                             -------------   -------------
Net loss as reported         $   2,509,899   $   4,369,815
Pro forma net loss               3,477,131       4,684,627
Loss per share as reported            0.19            0.33
Pro forma loss per share              0.26            0.35

NOTE 6. INCOME TAXES

At March 31, 1998, the Company has accumulated a net operating loss of approximately $13,700,000 which may be used to reduce future taxable income through 2013. A valuation allowance has been recognized to completely reserve for the deferred tax assets related to the loss carryforwards. The reserve has been established because of the uncertainty of future taxable income, which is necessary in order to realize the benefits of the net operating loss carryforwards. Any tax benefits realized in the future from preconfirmation operating loss carryforwards will be reported as a direct addition to additional paid-in capital.

The Company's ability to utilize these carryforwards to offset future taxable income is subject to certain restrictions under Section 382 of the Internal Revenue Code due to certain changes in the equity ownership of the Company.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for tax purposes. Components of the Company's deferred tax assets are:

                                               March 31
                                     --------------------------
                                         1998           1997
                                     -----------    -----------
Deferred tax assets:
   Allowances                        $      --      $   365,000
   Net operating loss carryforward     5,480,000      4,675,000
                                     -----------    -----------
Total deferred tax assets              5,480,000      5,040,000
                                     -----------    -----------
Less valuation allowance              (5,480,000)    (5,040,000)
Net deferred tax assets              $      --      $      --
                                     ===========    ===========

XDOGS.COM
(FORMERLY THE SLED DOGS COMPANY)
(DEBTOR-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 6. INCOME TAXES (CONTINUED)

Loss carryforwards for tax purposes as of March 31, 1998, have the following expiration dates:

Expiration Date                           Amount
---------------                        ------------
2009                                   $  2,030,000
2010                                      2,970,000
2011                                      3,210,000
2012                                      2,990,000
2013                                      2,500,000
                                       ------------
                                       $ 13,700,000
                                       ============

NOTE 7. INVENTORY

During the last quarter of year ended March 31, 1998, an inventory write-down of approximately $825,000 was recorded as a result of the bankruptcy and discontinued future sales efforts of the Company of the products in inventory. The write-down of the inventory is recorded as additional cost of goods sold.

NOTE 8. SUBSEQUENT EVENTS

As discussed in Note 1, on June 30, 1998, following approval by creditors, the Bankruptcy Court confirmed the Company's plan of reorganization and the plan became effective 30 days later.

Under the terms of the plan, the allowed claims are being settled as follows:

PRIORITY CLAIMS: Wage and salary claims of the Company's employees totaling approximately $6,000 were to be paid in cash.

SECURED DEBT: The Company's approximately $367,000 asset-based line of credit was exchanged for new debt in the same amount plus the surrender of equipment with a carrying value of $150,557.

SENIOR NOTEHOLDERS: The holders of $355,000 of senior secured notes received
2.15 shares of common stock for every dollar of debt held by the senior noteholder. The total number of shares issued was 763,250.

SUBORDINATED DEBENTURES: The holders of $812,500 of subordinated debentures received 0.92 shares of common stock for every dollar of debt held. The total number of shares issued was 747,500.

UNSECURED CREDITORS: The holders of approximately $727,000 of allowed trade and other miscellaneous claims received 0.2666 shares of common stock for every dollar of debt held. The total number of shares issued was 193,863. In addition, approximately $32,000 in debt was paid in cash. Trade and other miscellaneous claims of approximately $888,500 were not allowed.

XDOGS.COM
(FORMERLY THE SLED DOGS COMPANY)
(DEBTOR-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 8. SUBSEQUENT EVENTS (CONTINUED)

COMMON STOCK: The holders of the Company's existing common stock received, in exchange for their shares, one share of the new issue of outstanding voting common stock of the Company for each 54 shares owned at the effective date of the reorganization. The loss per common share for the year and nine months ended March 31, 1998 and 1997, has not been retroactively adjusted for the split in these consolidated financial statements.

OPTIONS AND WARRANTS: All existing options and warrants of the Company authorized, issued, or outstanding on the effective date of the bankruptcy were canceled.

FRESH-START ACCOUNTING: In accordance with SOP 90-7, the Company will account for the reorganization using fresh-start accounting. SOP 90-7 is applicable because pre-reorganization shareholders will receive less than 50 percent of the Company's New Common Stock, and the reorganization value of the assets of the reorganized Company is less than the total of all post-petition liabilities and allowed claims.

Under fresh-start accounting, all assets and liabilities are restated to reflect their reorganization value, which approximates fair value at the date of reorganization. Accordingly, all allowances for doubtful accounts, accumulated depreciation and amortization, and asset reserves will be reduced to $-0- at June 30, 1998. In accordance with fresh-start accounting, the gain on forgiveness of debt resulting from the bankruptcy proceedings will be reflected on the predecessor Company's statement of operations for the three months ended June 30, 1998. In addition, the retained deficit of the predecessor Company at June 30, 1998, totaling $14,519,354, was eliminated, and at July 1, 1998, the reorganized Company's financial statements will reflect no beginning retained earnings or deficit.

The reorganization value of the reorganized Company was determined in consideration of several factors. Management believes the estimated fair value of the emerging entity before considering liabilities approximates the amount a willing buyer would pay for the assets of the entity immediately after the restructuring. The Company determined that the fair value of the assets at June 30, 1998, approximated carrying value and, therefore, recognized no reorganization value in excess of amounts allocable to identifiable assets.

As a result of the implementation of fresh-start accounting, the consolidated financial statements of the Company after consummation of the plan are not comparable to the Company's consolidated financial statements of prior periods.

XDOGS.COM
(FORMERLY THE SLED DOGS COMPANY)
(DEBTOR-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 8.        SUBSEQUENT EVENTS (CONTINUED)

The effect of the plan and the implementation of fresh-start accounting on the Company's consolidated balance sheet as of June 30, 1998 will be as follows (unaudited):

                      Pre-Fresh-Start    Adjustments to                    Fresh-Start
                       Balance Sheet,     Record Plan      Fair Value     Balance Sheet,
                       June 30, 1998     Confirmation      Adjustments    June 30, 1998
                      ---------------    --------------    -----------    --------------
Cash                    $    13,249       $                $      --       $    13,249
Equipment                   150,557          (150,557)
                        -----------       -----------      -----------     -----------
                        $   163,806       $  (150,557)     $      --       $    13,249
                        ===========       ===========      ===========     ===========
Liabilities             $ 3,516,123       $(2,783,122)     $      --       $   733,001
Stockholders' deficit    (3,352,317)        2,632,565             --          (719,752)
                        -----------       -----------      -----------     -----------
                        $   163,806       $  (150,557)     $      --       $    13,249
                        ===========       ===========      ===========     ===========

CHANGE IN BUSINESS: Subsequent to year-end the Company changed the business of the Company. The intent of the Company is to develop into a "clicks and mortar" seller of action sports hard goods and related apparel and to create an Internet destination site for active outdoor lifestyle enthusiasts. In addition, in 1999, the Company has signed a distribution agreement with Berghaus International to become their North American distributor. Berghaus International is a manufacturer of outdoor sporting goods, including performance clothing, footwear, and equipment.

STOCK OFFERINGS: During fiscal years 1999 and 2000, the Company completed private offerings of common stock at prices ranging from $0.25 to $1.50 per share. The total number of shares issued in conjunction with the offerings was 2,543,595, with proceeds of approximately $1,135,000, net of offering costs and commissions of approximately $109,000.

STOCK ISSUANCES: The Company had various issuances of stock during fiscal years 1999 and 2000. These included 1,695,819 shares of common stock issued in conjunction with the bankruptcy. In addition, the Company issued 3,639,102 shares of common stock in lieu of cash for various expenses and debt restructuring.

                                    XDOGS.COM
                        (FORMERLY THE SLED DOGS COMPANY)


                          CONSOLIDATED FINANCIAL REPORT


                                 MARCH 31, 1999

                                    CONTENTS

--------------------------------------------------------------------------------
INDEPENDENT AUDITOR'S REPORT                                                  1
--------------------------------------------------------------------------------

FINANCIAL STATEMENTS

   Consolidated balance sheet                                                 2

   Consolidated statements of operations                                      3

   Consolidated statements of changes in stockholders' deficit
                                                                              4

   Consolidated statements of cash flows                                  5 - 6

   Notes to consolidated financial statements                            8 - 11

--------------------------------------------------------------------------------

                          INDEPENDENT AUDITOR'S REPORT

Board of Directors and Stockholders
XDogs.Com (Formerly The Sled Dogs Company)
Minneapolis, Minnesota

We have audited the accompanying consolidated balance sheet of XDogs.Com (formerly The Sled Dogs Company) as of March 31, 1999, and the related consolidated statements of operations, changes in stockholders' deficit, and cash flows for the nine months ended March 31, 1999, the three months ended June 30, 1998, and the year ended March 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of XDogs.Com (formerly The Sled Dogs Company) as of March 31, 1999, and the consolidated results of its operations and its cash flows for the nine months ended March 31, 1999, the three months ended June 30, 1998, and the year ended March 31, 1998, in conformity with generally accepted accounting principles.

On June 30, 1998, the Company emerged from bankruptcy. As discussed in Note 2 to the consolidated financial statements, the Company accounted for the reorganization using fresh-start reporting. Thus, the postreorganization consolidated financial statements are not comparable to the prereorganization consolidated financial statements.


MCGLADREY & PULLEN, LLP

Minneapolis, Minnesota
October 22, 1999

XDOGS.COM
(FORMERLY THE SLED DOGS COMPANY)

CONSOLIDATED BALANCE SHEET
MARCH 31, 1999

                                                                               Reorganized
ASSETS                                                                           Company
-------------------------------------------------------------------------------------------
Current Assets
     Cash                                                                      $     86,919
     Prepaid expenses                                                                17,333
                                                                               ------------
                    TOTAL CURRENT ASSETS                                            104,252
                                                                               ------------
                    TOTAL ASSETS                                               $    104,252
                                                                               ============

LIABILITIES AND STOCKHOLDERS' DEFICIT

Liabilities Not Subject to Compromise
     Accounts payable                                                          $     17,150
Liabilities Subject to Compromise (Notes 1 and 4)                                    32,438
                                                                               ------------
                    TOTAL CURRENT LIABILITIES                                        49,588
                                                                               ------------

Stockholders' Deficit (Notes 1, 2, and 5)
     Convertible preferred stock, Series A, $0.10 par value; authorized shares--1,000,000; no issued or outstanding shares
     Common stock, $0.01 par value; authorized shares--20,000,000;
         issued and outstanding shares 1999: 6,604,625; 1998: 250,244                66,046
     Additional paid-in capital                                                     513,828
     Common stock paid for but not issued                                           564,514
     Accumulated deficit                                                         (1,089,724)
                                                                               ------------
                                                                                     54,664
                                                                               ------------
                                                                               $    104,252
                                                                               ============

See Notes to Consolidated Financial Statements.

XDOGS.COM
(FORMERLY THE SLED DOGS COMPANY)

CONSOLIDATED STATEMENTS OF OPERATIONS
NINE MONTHS ENDED MARCH 31, 1999, THREE MONTHS
     ENDED JUNE 30, 1998, AND YEAR ENDED MARCH 31, 1998


                                                                       REORGANIZED           Predecessor Company
                                                                         COMPANY,      -------------------------------
                                                                       NINE MONTHS      Three Months
                                                                          ENDED             Ended         Year Ended
                                                                     MARCH 31, 1999    June 30, 1998    March 31, 1998
----------------------------------------------------------------------------------------------------------------------
Net sales                                                             $     34,829      $     10,940     $    232,874
Cost of goods sold                                                            --                --          1,104,189
                                                                      ------------      ------------     ------------
                GROSS MARGIN                                                34,829            10,940         (871,315)

Selling, general, and administrative expense                               545,739            10,362        1,265,733
                                                                      ------------      ------------     ------------
                OPERATING INCOME (LOSS)                                   (510,910)              578       (2,137,048)

Interest expense                                                            84,620              --            159,972
Interest income                                                               --                --                (35)
                                                                      ------------      ------------     ------------
                INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE
                   REORGANIZATION ITEMS AND EXTRAORDINARY ITEMS           (595,530)              578       (2,296,985)

Reorganization items:
     Guaranty fee (Note 7)                                                 843,500              --               --
     Legal fees                                                             53,319              --             13,300
     Debt issuance costs                                                      --                --             91,250
     Impairment of patents and trademarks                                     --                --            108,364
                                                                      ------------      ------------     ------------
                INCOME (LOSS) BEFORE EXTRAORDINARY ITEMS                (1,492,349)              578       (2,509,899)

Extraordinary items:
     Extraordinary gain on discharge of prepetition liabilities               --           2,564,734             --
     Extraordinary gain on debt extinguishment (Note 8)                    402,625              --               --
                                                                      ------------      ------------     ------------
                NET INCOME (LOSS)                                     $ (1,089,724)     $  2,565,312     $ (2,509,899)
                                                                      ============      ============     ============

Basic and diluted earnings (loss) per common share:
     Income (loss) before extraordinary item                          $      (0.49)     $       --       $     (10.03)
     Extraordinary items                                                      0.13              9.90             --
                                                                      ------------      ------------     ------------
                   NET INCOME (LOSS)                                  $      (0.36)     $       9.90     $     (10.03)
                                                                      ============      ============     ============

Weighted-average number of common shares outstanding                     3,042,768           259,038          250,244
                                                                      ============      ============     ============

See Notes to Consolidated Financial Statements.

XDOGS.COM
(FORMERLY THE SLED DOGS COMPANY)

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
NINE MONTHS ENDED MARCH 31, 1999, THREE MONTHS
     ENDED JUNE 30, 1998, AND YEAR ENDED MARCH 31, 1998



                                                                    Common Stock          Convertible Preferred Stock   Additional
                                                             --------------------------   ---------------------------    Paid-In
                                                                Shares       Amount          Shares        Amount        Capital
                                                             ------------  ------------   ------------  -------------  ------------
Balance at March 31, 1997                                         250,244  $      2,502             --  $         --   $ 13,729,268
     Net loss for the year ended March 31, 1998                        --            --             --            --             --
                                                             ------------  ------------   ------------  ------------   ------------
Balance at March 31, 1998                                         250,244         2,502             --            --     13,729,268
     Common stock issued, bankruptcy (Note 1)                   1,704,613        17,046             --            --         50,786
     Net income for the three months ended June 30, 1998               --            --             --            --             --
     Fresh-start accounting, bankruptcy (Note 2)                       --            --             --            --    (13,780,054)
                                                             ------------  ------------   ------------  ------------   ------------
Balance at June 30, 1998                                        1,954,857        19,548             --            --             --
     Common stock issued for services                           3,089,102        30,891             --            --             --
     Private issuance of common stock in December 1998;
         January, February, and March 1999 at $0.25 per
         share, net of stock issuance costs of $48,000            974,000         9,740             --            --             --
     Private issuance of common stock in January 1999              20,000           200             --            --             --
     Private issuance of common stock in January 1999              16,666           167             --            --             --
     Common stock issued in connection with debt
         extinguishment (Note 8)                                   50,000           500             --            --             --
     Common stock issued in connection with guaranty
         fee (Note 7)                                             500,000         5,000             --            --        513,828
     Common stock to be issued, net of commissions of
         $13,901 (Note 5)                                              --            --             --            --             --
     Net loss for the nine months ended March 31, 1999                 --            --             --            --             --
                                                             ------------  ------------   ------------  ------------   ------------
Balance at March 31, 1999                                       6,604,625  $     66,046             --  $         --   $    513,828
                                                             ============  ============   ============  ============   ============

                                                                                                                Total
                                                                            Common Stock                     Stockholders'
                                                               Discount     Paid for, but    Accumulated        Equity
                                                              on Shares      Not Issued        Deficit        (Deficit)
                                                             ------------   -------------   ------------    -------------
Balance at March 31, 1997                                    $         --    $         --    (14,574,767)   $   (842,997)
     Net loss for the year ended March 31, 1998                        --              --     (2,509,899)     (2,509,899)
                                                             ------------    ------------   ------------    ------------
Balance at March 31, 1998                                              --              --    (17,084,666)     (3,352,896)
     Common stock issued, bankruptcy (Note 1)                          --              --             --          67,832
     Net income for the three months ended June 30, 1998               --              --      2,565,312       2,565,312
     Fresh-start accounting, bankruptcy (Note 2)                 (739,300)             --     14,519,354              --
                                                             ------------    ------------   ------------    ------------
Balance at June 30, 1998                                         (739,300)             --             --        (719,752)
     Common stock issued for services                             128,385              --             --         159,276
     Private issuance of common stock in December 1998;
         January, February, and March 1999 at $0.25 per
         share, net of stock issuance costs of $48,000            185,760              --             --         195,500
     Private issuance of common stock in January 1999               7,800              --             --           8,000
     Private issuance of common stock in January 1999               8,833              --             --           9,000
     Common stock issued in connection with debt
         extinguishment (Note 8)                                   83,850              --             --          84,350
     Common stock issued in connection with guaranty
         fee (Note 7)                                             324,672              --             --         843,500
     Common stock to be issued, net of commissions of
         $13,901 (Note 5)                                              --         564,514             --         564,514
     Net loss for the nine months ended March 31, 1999                 --              --     (1,089,724)     (1,089,724)
                                                             ------------    ------------   ------------    ------------
Balance at March 31, 1999                                    $         --    $    564,514     (1,089,724)   $     54,664
                                                             ============    ============   ============    ============

See Notes to Consolidated Financial Statements.

XDOGS.COM
(FORMERLY THE SLED DOGS COMPANY)

CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED MARCH 31, 1999, THREE MONTHS
  ENDED JUNE 30, 1998, AND YEAR ENDED MARCH 31, 1998

                                                                                   REORGANIZED
                                                                                     COMPANY,           Predecessor Company
                                                                                   NINE MONTHS     -------------------------------
                                                                                      ENDED         Three Months     Year Ended
                                                                                   MARCH 31, 1999      Ended          March 31,
                                                                                                    June 30, 1998        1998
----------------------------------------------------------------------------------------------------------------------------------
Cash Flows From Operating Activities
 Net income (loss)                                                                 $ (1,089,724)   $  2,565,312    $ (2,509,899)
 Adjustments to reconcile net income (loss) to net cash provided by (used in)
  operating activities:
  Extraordinary items                                                                  (402,625)     (2,564,734)             --
  Depreciation and amortization                                                              --          32,369         196,507
  Noncash expense related to stock issued (Note 7)                                    1,002,776              --              --
  Impairment loss on patents and trademarks                                                  --              --         119,313
  Loss on asset disposals                                                                    --              --          41,792
  Changes in operating assets and liabilities:
   Receivables                                                                               --              --         225,168
   Inventories                                                                               --              --         940,226
   Prepaid expenses                                                                     (17,333)             --          23,385
   Accounts payable                                                                      17,150              --         206,174
   Other accrued expenses                                                                79,618          (7,374)       (383,716)
                                                                                   ------------    ------------    ------------
     NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                               (410,138)         25,573      (1,141,050)
                                                                                   ------------    ------------    ------------

Cash Flows From Investing Activities
 Purchases of equipment                                                                      --              --         (30,395)
 Acquisition of patents and trademarks                                                       --              --         (16,798)
                                                                                   ------------    ------------    ------------
     NET CASH USED IN INVESTING ACTIVITIES                                                   --              --         (47,193)
                                                                                   ------------    ------------    ------------

Cash Flows From Financing Activities
 Net proceeds from sale of common stock                                                 777,014              --              --
 Proceeds on notes payable                                                                   --              --       1,137,500
 Payments on notes payable and debtor-in-possession note                               (293,206)             --         (45,000)
 Net change in payable to banks                                                              --              --          71,877
 Cash in excess of bank balance                                                              --         (18,748)         18,748
                                                                                   ------------    ------------    ------------
     NET CASH PROVIDED BY FINANCING ACTIVITIES                                          483,808         (18,748)      1,183,125
                                                                                   ------------    ------------    ------------

     NET INCREASE (DECREASE) IN CASH                                                     73,670           6,825          (5,118)

Cash
 Beginning                                                                               13,249           6,424          11,542
                                                                                   ------------    ------------    ------------
 Ending                                                                            $     86,919    $     13,249    $      6,424
                                                                                   ============    ============    =============

XDOGS.COM
(FORMERLY THE SLED DOGS COMPANY)

CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED MARCH 31, 1999, THREE MONTHS
  ENDED JUNE 30, 1998, AND YEAR ENDED MARCH 31, 1998

                                                                                   REORGANIZED
                                                                                   COMPANY,             Predecessor Company
                                                                                   NINE MONTHS     -------------------------------
                                                                                     ENDED          Three Months     Year Ended
                                                                                   MARCH 31, 1999      Ended          March 31,
                                                                                                    June 30, 1998        1998
----------------------------------------------------------------------------------------------------------------------------------
Supplemental Disclosures of Cash Flow Information
 Cash paid for interest                                                            $         --    $         --    $     93,611
                                                                                   ============    ============    =============

Supplemental Schedule of Noncash Investing and Financing Activities (see Note 1
 for discussion of noncash activity related to the reorganization)
 Common stock issued relating to prepetition liabilities                           $         --    $     67,832    $         --
 Equipment surrendered                                                                       --         150,557              --
 Common stock issued in connection with settlement of debt (Note 8)                      84,350              --              --
                                                                                   ============    ============    =============

See Notes to Consolidated Financial Statements.

NOTE 1. REORGANIZATION

On November 4, 1997, XDogs.Com (formerly The Sled Dogs Company) (the Company) filed voluntary petitions in the United States Bankruptcy Court for the District of Minnesota for reorganization under Chapter 11 of the Bankruptcy Code. On June 30, 1998, following approval by creditors, the Bankruptcy Court confirmed the Company's plan of reorganization, and the plan became effective 30 days later. During the period from November 4, 1997, through June 30, 1998, the Company operated as debtor-in-possession.

Under the terms of the plan, the allowed claims are being settled as follows:

PRIORITY CLAIMS: Wage and salary claims of the Company's employees totaling approximately $6,000 were paid in cash.

SECURED DEBT: The Company's approximately $367,000 asset-based line of credit was exchanged for new debt in the same amount plus the surrender of equipment with a carrying value of $150,557.

SENIOR NOTEHOLDERS: The holders of $355,000 of senior secured notes received
2.15 shares of common stock for every dollar of debt held by the senior noteholder. The total number of shares issued was 763,250.

SUBORDINATED DEBENTURES: The holders of $812,500 of subordinated debentures received 0.92 shares of common stock for every dollar of debt held. The total number of shares issued was 747,500.

UNSECURED CREDITORS: The holders of approximately $727,000 of allowed trade and other miscellaneous claims received 0.2666 shares of common stock for every dollar of debt held. The total number of shares issued was 193,863. In addition, approximately $32,000 in debt was paid in cash. Trade and other miscellaneous claims of approximately $888,500 were not allowed.

COMMON STOCK: The holders of the Company's existing common stock received, in exchange for their shares, one share of the new issue of outstanding voting common stock of the Company for each 54 shares owned at the effective date of the reorganization.

OPTIONS AND WARRANTS: All existing options and warrants of the Company authorized, issued, or outstanding on the effective date of the bankruptcy were canceled.

The Company accounted for the reorganization using fresh-start accounting. Accordingly, all assets and liabilities are restated to reflect their reorganization value, which approximates fair value at the date of reorganization. See Note 2.

XDOGS.COM
(FORMERLY THE SLED DOGS COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 2. FRESH-START REPORTING

In accounting for the effects of the reorganization, the Company has implemented Statement of Position 90-7 (SOP 90-7), Financial Reporting by Entities in Reorganization Under the Bankruptcy Code, issued by the American Institute of Certified Public Accountants in November 1990. SOP 90-7 is applicable because pre-reorganization shareholders will receive less than 50 percent of the Company's New Common Stock, and reorganization value of the assets of the reorganized Company is less than the total of all post-petition liabilities and allowed claims.

Under fresh-start accounting, all assets and liabilities are restated to reflect their reorganization value, which approximates fair value at the date of reorganization. In accordance with fresh-start accounting, the gain on forgiveness of debt resulting from the bankruptcy proceedings was reflected on the predecessor Company's statement of operations for the three months ended June 30, 1998. In addition, the retained deficit of the predecessor Company at June 30, 1998, totaling $14,519,354, was eliminated, and at July 1, 1998, the reorganized Company's financial statements reflected no beginning retained earnings or deficit.

The reorganization value of the reorganized Company was determined in consideration of several factors. Management believes the estimated fair value of the emerging entity before considering liabilities approximates the amount a willing buyer would pay for the assets of the entity immediately after the restructuring. The Company determined that the fair value of the assets at June 30, 1998, approximated carrying value and, therefore, recognized no reorganization value in excess of amounts allocable to identifiable assets.

As a result of the implementation of fresh-start accounting, the consolidated financial statements of the Company after consummation of the plan are not comparable to the Company's consolidated financial statements of prior periods.

The effect of the plan and the implementation of fresh-start accounting on the Company's consolidated balance sheet as of June 30, 1998, was as follows (unaudited):



                             Pre-Fresh-Start   Adjustments to                       Fresh-Start
                             Balance Sheet,     Record Plan         Fair Value     Balance Sheet,
                             June 30, 1998      Confirmation       Adjustments     June 30, 1998
-------------------------------------------------------------------------------------------------
Cash                          $     13,249      $       --        $       --        $     13,249
Equipment                          150,557          (150,557)             --                 --
                              ------------      ------------      ------------      ------------
                              $    163,806      $   (150,557)     $       --        $     13,249
                              ============      ============      ============      ============

Liabilities                   $  3,516,123      $ (2,783,122)     $       --        $    733,001
Stockholders' deficit           (3,352,317)        2,632,565              --            (719,752)
                              ------------      ------------      ------------      ------------
                              $    163,806      $   (150,557)     $       --        $     13,249
                              ============      ============      ============      ============

XDOGS.COM
(FORMERLY THE SLED DOGS COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF BUSINESS: The Company was incorporated in Colorado in 1991 as a distributor of SnowRunner snow skates. Between 1991 and 1994, the Company was restructured, and the name of the Company was changed several times, including such names as SnowRunner (USA) Inc., SnowRunners, Inc., and The Sled Dogs Company.

As discussed in Note 1, the Company filed for bankruptcy protection in 1997. As a result of the bankruptcy, the Company was reorganized and in 1999 was renamed XDogs.Com. The intent of the Company is to develop into a "clicks and mortar" seller of action sports hard goods and related apparel and to create an Internet destination site for active outdoor lifestyle enthusiasts. In addition, in 1999 the Company has signed a distribution agreement with Berghaus International to become their North American distributor. Berghaus International is a manufacturer of outdoor sporting goods, including performance clothing, footwear, and equipment.

Revenues on the accompanying statements of operations are from sources other than Internet sales. The Company has not generated any revenues as an Internet seller of action sporting goods. The Company's ability to generate revenues from operations and achieve profitability is dependent upon a number of factors, including acceptance in the United States of the European products. The ability to continue as a going concern is ultimately dependent upon the Company's ability to generate additional financing and to generate revenues and profitability. An officer of the Company has agreed to assist with funding of short-term cash needs through March 2000.

CONSOLIDATION: The financial statements include the accounts of the Company and its wholly owned subsidiary, SnowRunner (Properties) Inc., which was established and incorporated in April 1993. The subsidiary was inactive in fiscal 1999 and 1998.

CASH: The Company maintains deposits at banks which, at times, exceed federally insured limits. The Company has not experienced any losses in such accounts.

DISCOUNT ON SHARES: Discount on shares represents the amount by which the liabilities exceeded the fair value of the assets when applying fresh-start accounting (see Note 2).

INCOME TAXES: Deferred taxes are provided on an asset and liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards, and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax basis. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

LOSS PER SHARE: The Company computes net loss per share based upon the weighted-average number of common shares outstanding during each year. As of March 31, 1999, the Company had no common stock equivalents.

XDOGS.COM
(FORMERLY THE SLED DOGS COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

USE OF ESTIMATES: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

FAIR VALUE: The Company's financial instruments consist of cash for which the current carrying amount approximates fair value.


NOTE 4. LIABILITIES SUBJECT TO COMPROMISE

As a result of the Chapter 11 proceedings, all unsecured and undersecured prepetition liabilities were reclassified to liabilities subject to compromise at March 31, 1998. Substantially all of these claims were settled in fiscal 1999 in accordance with the Plan of Reorganization (see Note 1). The liabilities subject to compromise at March 31, 1999, consisted of the following:

Trade and other miscellaneous claims                                   $ 32,438


NOTE 5. COMMON STOCK AND SUBSEQUENT EVENTS

STOCK SPLIT: In conjunction with the bankruptcy, the Company effected a 54-for-1 reverse common stock split. The earnings per common share for the years ended March 31, 1999 and 1998, have been retroactively adjusted for this split as if it occurred on April 1, 1997. In addition, the statement of changes in stockholders' equity has been retroactively adjusted as if the split occurred on March 31, 1997.

SUBSEQUENT EVENTS: In June 1999, the Company completed additional private offerings of common stock at prices ranging from $0.25 to $1.50 per share. The total number of shares issued in conjunction with the offerings was 1,532,929, with gross proceeds of approximately $1,030,000 before offering costs and commissions. $564,514 was received prior to March 31, 1999, net of commissions of $60,986.

In addition, the Company issued 674,500 of additional common shares in lieu of cash for various expenses. The expense recorded was based upon quoted market price of the stock issued.


NOTE 6. INCOME TAXES

At March 31, 1999, the Company has accumulated a net operating loss of approximately $12,200,000, which may be used to reduce future taxable income through 2014. A valuation allowance has been recognized to completely reserve for the deferred tax assets related to the loss carryforwards. The reserve has been established because of the uncertainty of future taxable income, which is necessary in order to realize the benefits of the net operating loss carryforwards. Any tax benefits realized in the future from preconfirmation operating loss carryforwards will be reported as a direct addition to additional paid-in capital.

XDOGS.COM
(FORMERLY THE SLED DOGS COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 6. INCOME TAXES (CONTINUED)

The Company's ability to utilize these carryforwards to offset future taxable income is subject to certain restrictions under Section 382 of the Internal Revenue Code due to certain changes in the equity ownership of the Company.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for tax purposes. Components of the Company's deferred tax assets are:


                                                           March 31
                                                 ------------------------------
                                                     1999              1998
-------------------------------------------------------------------------------
Deferred tax assets:
   Net operating loss carryforward               $  4,880,000      $  5,480,000
                                                 ------------      ------------
Total deferred tax assets                           4,880,000         5,480,000

Less valuation allowance                           (4,880,000)       (5,480,000)
                                                 ------------      ------------
Net deferred tax assets                          $       --        $       --
                                                 ============      ============

Loss carryforwards for tax purposes as of March 31, 1999, have the following expiration dates:

Expiration Date                                                   Amount
--------------------------------------------------------------------------------
2009                                                              $    530,000
2010                                                                 2,970,000
2011                                                                 3,210,000
2012                                                                 2,990,000
2013                                                                 2,500,000
                                                                  ------------
                                                                  $ 12,200,000
                                                                  ============


NOTE 7. TRANSACTIONS WITH OFFICER/STOCKHOLDER

During the year ended March 31, 1999, the Company issued a total of 3,374,102 shares to an officer of the Company in exchange for compensation of $105,000 and $843,500 for a personal guaranty provided on certain company debt. The value of the stock issued was recorded at quoted market price on the date of issuance.


NOTE 8. EXTRAORDINARY ITEM ON DEBT EXTINGUISHMENT

On February 3, 1999, the Company reached an agreement with the bank on certain indebtedness owing to the bank in the amount of $780,181. The Company exchanged 50,000 shares of common stock and $293,206 in exchange for release of the amounts owed. The market value of the stock issued as of February 3, 1999, was $84,350 based on quoted market price. The resulting gain of $402,625 is shown as an extraordinary item in the accompanying consolidated statement of operations. There is no tax effect on the gain due to operating loss carryforwards and a loss for the nine-month period ended March 31, 1999.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         Our Directors and Executive Officers as of March 31, 1998 are shown below:

 NAME                         AGE               POSITION

 KENT RODRIGUEZ               42                CHAIRMAN, PRESIDENT, DIRECTOR

 BRYANT LOVING                46                DIRECTOR

 ROBERT CORLISS               45                DIRECTOR

 CRAIG AVERY                  50                SECRETARY

Each Director is serving a term of office which will continue until the next annual meeting of shareholders and until the election and qualification of his respective successor.

KENT RODRIGUEZ.

Mr. Rodriguez joined us as Chairman, President, and Chief Executive Officer in January, 1997. Since 1995, he has been the Managing Partner of Weyer Capital Partners, a Minneapolis-based venture capital corporation. From 1985 to 1995, he was employed by the First National Bank of Elmore, Minnesota in various capacities. He has a B.A. degree from Carleton College.

BRYANT LOVING

Mr. Loving has served as one of our Directors since November, 1997. Since 1991, he has been the Chief Executive Officer of LA Loving, a wholesale distributor of sportswear apparel and distributor of active wear for several major U.S. manufacturers, including Fruit of the Loom, Hanes, Lee, and Jerzees. He has a B.A. degree from the University of Minnesota. Mr. Loving shall devote such time as is necessary to carry out his responsibilities as an Officer and Director of our Company.

ROBERT CORLISS

Mr. Corliss has served as one of our Directors since July, 1997. Since 1993 until September, 1998, he has been the President of Infinity Sports and Leisure Group of Lebanon, New Jersey, a designer, manufacturer and distributor of athletic products under the Bike Athletic and Marksman brand names. He was also President and Chief Executive Officer of Herman's Sporting Goods, Inc. which he sold in 1993. In September, 1998, he was named Chief Executive officer of The Athlete's Foot, a chain of retail athletic footwear stores. He has an MBA degree from the University of Maryland. Mr. Corliss shall devote such time as is necessary to carry out his responsibilities as an Officer and Director of our Company.

CRAIG AVERY

Mr. Avery has served as our Secretary since August, 1997. For the past several years, he has been the owner of Craig C. Avery Company, a Minneapolis-based real estate development and investment company, which has developed apartments, senior housing, office buildings, and industrial and residential land subdivisions. Mr. Avery currently serves on the Boards of Call 4 Wireless, Rock Cliff Development, Cash-N-Pawn, and Host Partners. He has a B.A. and MBA degree in Finance from the University of Minnesota. Mr. Avery shall devote such time as is necessary to carry out his responsibilities as an Officer of our Company.

        The Board of Directors has established no committees. Members of the Board of Directors receive no additional compensation for their service on the Board of Directors.

        Our Directors will serve in such capacity until our next annual meeting of shareholders and until their successors have been elected and qualified. There are no family relationships among our officers and directors, nor are there any arrangements or understanding between any of our directors or officers or any other person pursuant to which any officer or director was or is to be selected as an officer or director.

Compliance with Section 16(a) of the Securities Exchange Act of 1934.

        Section 16(a) of the Securities Exchange Act of 1934 (the "34 Act") requires our officers and directors and persons owning more than ten percent of our Common Stock to file initial reports of ownership and changes in ownership with the Securities and Exchange Commission ("SEC"). Additionally, Item 405 of Regulation S-B under the 34 Act requires us to identify in its Form 10-KSB and proxy statement those individuals for whom one of the above referenced reports was not filed on a timely basis during the most recent fiscal year or prior fiscal years. Given these requirements, we have the following report to make under this section. All of our officers or directors, and all persons owning more than ten percent of its shares have filed the subject reports, if required, on a timely basis during the past fiscal year.

ITEM 10. EXECUTIVE COMPENSATION

        Only one executive officer accrued compensation and no executive officer accrued or received compensation in excess of $100,000 during the fiscal year ended March 31, 1998. Compensation does not include minor business-related and other expenses paid by us for our officers during fiscal year 1998. Such amounts in the aggregate do not exceed $10,000. Our Chief Executive Officer, Mr. Kent Rodriguez accrued compensation of $15,000 for 1998, which included a salary of $7,000 per month and a $500 per month car allowance. No executive officer accrued or received compensation for the previous fiscal year.

        From time to time, we have granted shares of our common stock as additional compensation to its officers and key employees for their services, as determined by our Board of Directors. During fiscal years 1998 and 1997, no shares were granted to officers or key employees.

        As of March 31, 1998, we had no group life, health, hospitalization, medical reimbursement or relocation plans in effect. Further, we have no pension plans or plans or agreements which provide compensation on the event of termination of employment or change in control of our Company.

        We do not pay members of our Board of Directors any fees for attendance or similar remuneration, but reimburses them for any out-of-pocket expenses incurred by them in connection with our business.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding ownership of our Common Stock as of March 31, 1998 by (i) each person known by us to be the beneficial owner of more than five percent of our outstanding common stock; (ii) each director of our Company; and (iii) all executive officers and directors of our Company as a group.

Names and Addresses                      Beneficial                  Percent
 of Beneficial Owner                     Ownership                   of Class

Kent Rodriguez                              -0-                        -0-
80 South Eight Street
Suite 3660
Minneapolis, Minnesota 55402.

Bryant Loving                               -0-                        -0-
80 South Eight Street
Suite 3660
Minneapolis, Minnesota 55402.

Robert Corliss                              -0-                        -0-
80 South Eight Street
Suite 3660
Minneapolis, Minnesota 55402.


Craig Avery                                 -0-                        -0-
80 South Eight Street
Suite 3660
Minneapolis, Minnesota 55402.

Officers and Directors                      -0-                        -0-
as a Group (4 persons)

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        We have no reportable transactions.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits. See "Exhibit Index" immediately following the signatures on this report on Form 10-KSB.

     (b) Reports on Form 8-K. No report on Form 8-K was filed during the last quarter of fiscal year 1998.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  February 18, 2000                   XDOGS.COM, INC.

                                            /s/ Kent Rodriguez
                                            ------------------------------------
                                            Kent Rodriguez, President
                                            and Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Company in the capacities and on the dates indicated.

Signature and Title                                                Date
---------------------                                              ----

/s/ Kent Rodriguez                                             February 18, 2000
--------------------------------------------
Kent Rodriguez, President,
Chief Executive Officer and
Director (Principal Executive Officer)


/s/ Craig Avery                                                February 18, 2000
--------------------------------------------
Craig Avery, Chief Financial Officer, Treasurer and
Secretary (Principal Financial and Accounting Officer)

/s/ Bryant Loving                                              February 18, 2000
-------------------------------------------
Bryant Loving, Director


/s/Robert Corliss                                              February 18, 2000
-------------------------------------------
Robert Corliss, Director

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             THE SLED DOGS COMPANY

                          EXHIBIT INDEX TO FORM 10-KSB



For the fiscal year                               Commission File Number 1-12850
ended March 31, 1998



Exhibit               Description                                                                 Page Number
-------               -----------                                                                 -----------
3.1                    Restated Articles of Incorporation (Incorporated by reference to                 *
                      Exhibit 3.1 to Registration Statement on Form SB-2, Registration
                      No. 33-74240C).
3.2                    Restated Bylaws (Incorporated by reference to Exhibit 3.2 to                     *
                      Registration Statement on Form SB-2, Registration No.
                      33-74240C).
4.1                    Specimen of Common Stock (Incorporated by reference to Exhibit                   *
                      4.1 to Registration Statement on Form SB-2, Registration No.
                      33-74240C).
10.1                   Contract of Sale between Hannes Jacob and Allrounder Idea                        *
                      Realization, S.A. and Snow Runner (Properties) Inc. dated
                      September 3, 1993 (Incorporated by reference to Exhibit 10.1 to
                      Registration Statement on Form SB-2, Registration No.


                      33-74240C).
10.2                   Payment Agreement between Hannes Jacob and Allrounder Idea                       *
                      Realization, S.A. and Snow Runner (Properties) Inc. dated
                      September 3, 1993 (Incorporated by reference to Exhibit 10.2 to
                      Registration Statement on Form SB-2, Registration No.
                      33-74240C).
10.3                   Termination and Release Agreement between Hannes Jacob and                       *
                      Allrounder Idea Realization, S.A. and Snow Runner (Properties)
                      Inc. dated September 3, 1993 (Incorporated by reference to
                      Exhibit 10.3 to Registration Statement on Form SB-2,
                      Registration No. 33-74240C).
10.4                   Assignment, Bill of Sale and Agreement between DalBello Sport                    *
                      S.R.L. and Snow Runner (USA), Inc. effective September 3, 1993
                      (Incorporated by reference to Exhibit 10.4 to Registration
                      Statement on Form SB-2, Registration No. 33-74240C).
10.5                   Product Manufacturing Agreement between Snow Runner (USA) Inc.                   *
                      and DalBello Sport S.R.L. effective September 3, 1993
                      (Incorporated by reference to Exhibit 10.5 to Registration
                      Statement on Form SB-2, Registration No. 33-74240C).
10.6                   Product Development Agreement between Snow Runner (USA) Inc. and                 *
                      DalBello Sport S.R.L. effective September 3, 1993 (Incorporated by reference to Exhibit 10.6 to Registration Statement on Form
                      SB-2, Registration No. 33-74240C).
10.7                   Termination and Release Agreement between DalBello Sport S.R.L.                  *
                      and Snow Runner (USA) Inc. effective September 3, 1993
                      (Incorporated by reference to Exhibit 10.7 to Registration
                      Statement on Form SB-2, Registration No. 33-74240C).
10.8                   Termination and Release Agreement between DalBello Sport S.R.L.                  *
                      and Snow Runner (Properties) Inc. effective September 3, 1993
                      (Incorporated by reference to Exhibit 10.8 to Registration
                      Statement on Form SB-2, Registration No. 33-74240C).
10.9                   Inter-company Assignment and Bill of Sale between Snow Runner                    *
                      (USA) Inc. and Snow Runner (Properties) Inc. effective September
                      3, 1993 (Incorporated by reference to Exhibit 10.9 to
                      Registration Statement on Form SB-2, Registration No.
                      33-74240C).
10.10                  License Agreement between Snow Runner (Properties) Inc. and Snow                 *
                      Runner (USA) Inc. effective September 3, 1993 (Incorporated by reference to Exhibit 10.10 to Registration Statement on Form
                      SB-2, Registration No. 33-74240C).
10.11                  License Agreement between Hannes Jacob and Allrounder                            *
                      Realization SA and Snow Runner (USA) Inc. dated June 26, 1992


                      (Incorporated by reference to Exhibit 10.11 to Registration
                      Statement on Form SB-2, Registration No. 33-74240C).
10.12                  Amended and Restated Distribution Agreement between Snow Runner                  *
                      (USA) Inc. and DalBello Sport S.R.L. dated June 26, 1992
                      (Incorporated by reference to Exhibit 10.12 to Registration
                      Statement on Form SB-2, Registration No. 33-74240C).
10.13                  Stock Purchase Agreement between Snow Runner (USA) Inc. and                      *
                      HAIFinance Corp. dated July 25, 1992 (Incorporated by reference to Exhibit 10.13 to Registration Statement on Form SB-2,
                      Registration No. 33-74240C).
10.14                  Assignment and Assumption Agreement between Snow Runner (USA)                    *
                      Ltd. and Snow Runner Holdings, Inc. dated July 23, 1992
                      (Incorporated by reference to Exhibit 10.14 to Registration
                      Statement on Form SB-2, Registration No. 33-74240C).
10.15                  SnowRunner, Inc. Stock Option Plan effective January 1994                        *
                      (Incorporated by reference to Exhibit 10.15 to Registration
                      Statement on Form SB-2, Registration No. 33-74240C).
10.16                  Lease between the Company and Midtown Commons dated September                    *
                      29, 1993 (Incorporated by reference to Exhibit 10.16 to
                      Registration Statement on Form SB-2, Registration No.
                      33-74240C).
10.17                  Lease between the Company and McCann Developments dated                          *
                      September 29, 1993 (Incorporated by reference to Exhibit 10.17 to Registration Statement on Form SB-2, Registration No.
                      33-74240C).
10.18                  Shareholder Agreement by and among Snow Runner (USA) Inc., Nigel                 *
                      Alexander, Steven Clarke, Harbour Settlement, HAIFinance Corp.
                      dated July 28, 1992 (Incorporated by reference to Exhibit 10.18 to Registration Statement on Form SB-2, Registration No.
                      33-74240C).
10.19                  Reorganization Agreement by and among Snow Runner (USA) Ltd.,                    *
                      Snow Runner Holdings, Inc., Nigel Alexander, Steven Clarke and
                      Harbour Settlement dated July 23, 1992 (Incorporated by
                      reference to Exhibit 10.19 to Registration Statement on Form
                      SB-2, Registration No. 33-74240C).
10.20                  Amendment to Limited Partnership Agreement by and among Snow                     *
                      Runner Holdings, Inc., Nigel Alexander, Steven Clarke and
                      Harbour Settlement dated July 23, 1992 (Incorporated by
                      reference to Exhibit 10.20 to Registration Statement on Form
                      SB-2, Registration No. 33-74240C).
10.21                  Option Agreement by and between Nigel Alexander and Steven                       *
                      Clarke dated July 28, 1992 (Incorporated by reference to Exhibit

                      10.21 to Registration Statement on Form SB-2, Registration No.
                      33-74240C).
10.22                  Employment Agreement dated January 1, 1994 for John Sundet                       *
                      (Incorporated by reference to Exhibit 10.22 to Registration
                      Statement on Form SB-2, Registration No. 33-74240C).
10.23                  Employment Agreement dated January 1, 1994 for Nigel Alexander                   *
                      (Incorporated by reference to Exhibit 10.23 to Registration
                      Statement on Form SB-2, Registration No. 33-74240C).
10.24                  Employment Agreement dated January 1, 1994 for Mary Horwath                      *
                      (Incorporated by reference to Exhibit 10.24 to Registration
                      Statement on Form SB-2, Registration No. 33-74240C).
10.25                  Employment Agreement dated January 1, 1994 for Steven Clarke                     *
                      (Incorporated by reference to Exhibit 10.25 to Registration
                      Statement on Form SB-2, Registration No. 33-74240C).
10.26                  Loan Agreement by and between Snow Runner (USA), Inc. and                        *
                      HAIFinance Corp. dated January 7, 1994 (Incorporated by
                      reference to Exhibit 10.26 to Registration Statement on Form
                      SB-2, Registration No. 33-74240C).
10.27                  Term Note to HAIFinance Corp. dated January 7, 1994                              *
                      (Incorporated by reference to Exhibit 10.27 to Registration
                      Statement on Form SB-2, Registration No. 33-74240C).
10.28                  Existing Loans Note to HAIFinance Corp. dated January 7, 1994                    *
                      (Incorporated by reference to Exhibit 10.28 to Registration
                      Statement on Form SB-2, Registration No. 33-74240C).
10.29                  Bridge Financing Agreement by and between Snow Runner (USA),                     *
                      Inc. and HAIFinance Corp. dated January 7, 1994, with
                      Registration Rights Agreement (Incorporated by reference to
                      Exhibit 10.29 to Registration Statement on Form SB-2,
                      Registration No. 33-74240C).
10.30                  Security Agreement dated January 7, 1994 made by Snow Runner                     *
                      (USA), Inc. to HAIFinance Corp. (Incorporated by reference to
                      Exhibit 10.30 to Registration Statement on Form SB-2,
                      Registration No. 33-74240C).
10.31                  Subordinated Promissory Note dated September 16, 1993 to Seaton                  *
                      Place Nominees, Ltd. (Incorporated by reference to Exhibit 10.31 to Registration Statement on Form SB-2, Registration No.
                      33-74240C).
10.32                  Amended and Restated Shareholders Agreement dated January 7,                     *
                      1994 by and among Snow Runner (USA) Inc., Nigel Alexander,
                      Steven Clarke, Harbour Settlement, HAIFinance Corp.
                      (Incorporated by reference to Exhibit 10.32 to Registration
                      Statement on Form SB-2, Registration No. 33-74240C).

10.33                  Credit and Security Agreement dated June 30,1995 between the                     *
                      Company and Norwest Credit, Inc.
10.34                  Revolving Note for $2,000,000 dated June 30, 1995 between the                    *
                      Company and Norwest Credit, Inc.
10.35                  Patent and Trademark Security Agreement dated June 30, 1995                      *
                      between the Company and Norwest Credit, Inc.
10.36                  Consulting Agreement with Douglas Ellenoff dated January 1, 1995.                *
10.37                  Consulting Agreement with Stephen C. Martin dated January 1,                     *
                      1995.
10.38                  Market Representative Agreement, dated July 24, 1996, between                    *
                      the Company and Japan Business Link, Inc.
10.39                  Agency Services Agreement, dated July 26, 1996, between the                      *
                      Company and Williams Television Time, Inc.
10.40                  Telesales Service Agreement, dated August 12, 1996, between the                  *
                      Company and Icon Health & Fitness, Inc.
10.41                  Agreement, dated September 18, 1996, between the Company and                     *
                      Distribution Systems and Services Corporation
13                     Portions of 1996 Annual Report to Shareholders                                   *
21                     List of Subsidiaries (Incorporated by reference to Exhibit 21 to Registration    *
                      Statement on Form SB-2, Registration No. 33-74240C).

     --------------------

     * Incorporated by reference to a previously filed exhibit or report.