Form 10QSB
period 1998-06-30
SLED DOGS CO
filed 2000-02-25
CIK 918573

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the quarter ended June 30, 1998
                         Commission file number 1-12850

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

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.     Yes          No   X
                                           ---          ---

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13, or 15 (d) of the Exchange Act after the distribution
of securities under a plan confirmed by a court.         Yes          No  X
                                                             ---         ---
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 1,954,857 shares of Common Stock, $.01 par value per share, outstanding as of June 30, 1998. All references to our shares include the effect of a prior 54 for 1 reverse split of our common stock.

                                 XDOGS.COM, INC.
               FORM 10-QSB QUARTERLY REPORT FOR THE QUARTER ENDED
                                  June 30, 1998

                                TABLE OF CONTENTS


Part I - Financial Information

     Item 1.   Financial Statements

  Condensed Consolidated Balance Sheets - June 30, 1998 and March 31, 1998

          Condensed Consolidated Statements of Operations for the Three Months ended June 30, 1998 and 1997

          Condensed Consolidated Statements of Cash Flows for the Three Months ended June 30, 1998 and 1997

          Notes to Condensed Consolidated Financial Statements - June 30, 1998

     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Part II - Other Information

     Item 1.   Legal Proceedings

     Item 3.   Defaults on Senior Securities

     Item 6.   Exhibits and Reports on Form 8-K

Xdogs.com, Inc.
(fka Sled Dogs Co)
Balance Sheet
---------------------------------------------------------------------

                                                        Unaudited
                                                           June             March
                                                         30, 1998         31, 1998
                                                       ------------     ------------
ASSETS

Current Assets:

Cash and cash equivalents                              $     13,249     $      6,424
                                                       ------------     ------------
Total Current Assets                                         13,249            6,424
                                                       ------------     ------------

Property and equipment                                            0          521,933
Less Accumulated Depreciation                                     0         (339,008)

Net Property and Equipment                                        0          182,925



TOTAL ASSETS                                           $     13,249     $    189,349
                                                       ============     ============

LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES

Bank Overdraft                                         $          0     $     18,748
Other accrued liabilities                                         0            7,374
Debtor-in-possession note payable                           328,000          328,000
                                                       ------------     ------------
Total current liabilities                                   328,000          354,122

Liabilities Subject to Compromise                           405,001        3,188,123
                                                       ------------     ------------
TOTAL LIABILITIES                                           733,001        3,542,245
                                                       ------------     ------------

SHAREHOLDERS' EQUITY:*

Convertible preferred stock, Series A, par value
 $.10 per share; Authorized 1,000,000 Shares; Issued
 and outstanding -0-                                              0                0

Common Stock, $.01 Par Value;
 Authorized 20,000,000 Shares; Issued
 and outstanding 1,954,857 shares at June 30, 1998
 and 250,244 shares at March 31, 1998                        19,548            2,502

Additional paid-in capital                                        0       13,729,268

Discount on Shares Issued                                  (739,300)               0

Accumulated deficit                                               0      (17,084,666)
                                                       ------------     ------------
TOTAL SHAREHOLDERS' EQUITY                                 (719,752)      (3,352,896)
                                                       ------------     ------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY             $     13,249     $    189,349
                                                       ============     ============


        * restated to reflect 54 to 1 reverse split and recapitalization See Accompanying Notes To These Unaudited Financial Statements.

Xdogs.com, Inc.
(fka Sled Dogs Co)
Unaudited Statement Of Operations
---------------------------------------------------------------------


                                                        3 Months        3 Months
                                                          Ended           Ended
                                                          June            June
                                                         30, 1998        30, 1997
                                                       ------------    ------------

Revenue:                                               $     10,940    $     55,208
Cost of goods sold                                                0         (26,435)
                                                       ------------    ------------

Gross margin                                                 10,940          81,643
                                                       ------------    ------------

Costs and expenses:

General and administrative                                   10,362         419,040
Sales and marketing                                               0           7,932
Research and development                                          0          16,659
                                                       ------------    ------------
Total costs and expenses                                     10,362         443,631
                                                       ------------    ------------
Income (loss) from operations                                   578        (361,988)

Other income (expense):

Interest expense                                                  0         (38,338)
Interest income                                                   0              36
                                                       ------------    ------------
Total other income (expense)                                      0         (38,302)
                                                       ------------    ------------
Income (Loss) before extraordinary item                         578        (400,290)

Extraordinary gain on prepetitioned liabilities           2,564,734               0
                                                       ------------    ------------
Net Income                                             $  2,565,312    ($   400,290)
                                                       ============    ============

Basic and diluted earnings (loss) per common share:
Income (loss) before extraordinary item                        0.00           (1.60)
Extraordinary item                                             9.90            0.00
                                                       ------------    ------------

Net income (loss)                                      $       9.90    ($      1.60)
                                                       ============    ============

Weighted Average Common Shares Outstanding *                259,038         250,244
                                                       ============    ============



                   * restated to reflect 54 to 1 reverse split

         See Accompanying Notes To These Unaudited Financial Statements.

Xdogs.com, Inc.
(fka Sled Dogs Co)
Unaudited Statement Of Cash Flow
---------------------------------------------------------------------

                                                        3 Months        3 Months
                                                         Ended            Ended
                                                          June             June
                                                        30, 1998         30, 1997
                                                      ------------     ------------
Cash Flows From Operating Activities:


Net Income (Loss)                                     $  2,565,312     ($   400,290)

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:

Extraordinary item                                      (2,564,734)               0
Depreciaton and amortization                                32,369           53,212

Decrease in accounts receivable                       $          0           45,695
(Increase) in inventories                                        0          (12,570)
Decrease in prepaid expenses                                     0           15,912
(Decrease) In Prepetioned Liabilities                            0          (53,947)
(Decrease) in other accrued expenses                        (7,374)        (200,434)
                                                      ------------     ------------
Net Cash Flows provided by (Used In) Operations             25,573         (552,422)
                                                      ------------     ------------
Cash Flows From Investing Activities:

Purchase of property and equipment                               0          (28,500)
Acquisition of patents and trademarks                            0           (4,629)
                                                      ------------     ------------
Net Cash Flows Used In  Investing Activities:                    0          (33,129)
                                                      ------------     ------------
Cash Flows From Financing Activities:

Cash in Excess of Bank Balance                             (18,748)               0
Net proceeds from convertible subordinated debt                  0          473,750
Net proceeds from short term notes                               0          150,000
Net proceeds from warrants issued                                0               24
Payments on line of credit                                       0          (64,698)

Net Cash Flows Provided by (Used In) Financing             (18,748)         559,076
                                                      ------------     ------------

Net Increase (Decrease) In Cash and cash equivalents         6,825          (26,475)
Cash and cash equivalents at beginning of period             6,424           11,542
                                                      ------------     ------------
Cash and cash equivalents at end of period            $     13,249     ($    14,933)
                                                      ============     ============



Supplementary Disclosure Of Cash Flow Information:

Interest Paid                                         $          0     $     25,649
                                                      ============     ============


     See Accompanying Notes To These Unaudited Financial Statements.

Xdogs.Com, Inc.
Notes To Unaudited Financial Statements
For The Three Month Period Ended June 30, 1998


Note 1 - Unaudited Financial Information

The unaudited financial information included for the three month interim period ended June 30, 1998 were taken from the books and records without audit. However, such information reflects all adjustments (consisting only of normal recurring adjustments, which are of the opinion of management, necessary to reflect properly the results of interim period presented). The results of operations for the three month period ended June 30, 1998 are not necessarily indicative of the results expected for the fiscal year ended March 31, 1999.

Note 2 - Bankruptcy Protection

On November 4, 1997, Xdogs.Com, Inc. (fka The Sled Dogs Company) filed voluntary petitions in the United States Bankruptcy Court for the District of Minnesota for reorganization under Chapter 11 of the Bankruptcy Code. On June 30, 1998, following approval by creditors, the Bankruptcy Court confirmed the Company's plan of reorganization, and the plan became affective 30 days later. During the period from November 4, 1997, through June 30, 1998, the Company operated as a debtor in possession.

Note 3 - Extraordinary Item

On June 30, 1998 the Company incurred an Extraordinary gain of $2,564,734 on the discharge of prepetition liabilities.

Note 4 - Financial Statements

Management has elected to omit substantially all footnotes relating to the condensed financial statements of the Company included in the report. For a complete set of footnotes, reference is made to the Company's Report on Form 10K-SB for the year ended March 31, 1998 as filed with the Securities and Exchange Commission and the audited financial statements included therein.

                                PART I - ITEM 2
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References in this document to "us," "we," or "the Company" refer to Xdogs.com, Inc., its predecessor, and its subsidiary.

The following information should be read in conjunction with the consolidated condensed financial statements and the notes thereto included in Item 1 of this Quarterly Report, and the financial statements and the notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations contained our Company's Annual Report on Form 10-KSB for the year ended March 31, 1998.

RESULTS OF OPERATIONS

     On November 5, 1997 we filed for protection under Chapter 11 of the United States Bankruptcy Code. This filing permitted us to obtain Debtor In Possession
(DIP) financing from Norwest Business Credit, Inc. (Norwest). We obtained $150,000 in DIP financing from Norwest on November 12, 1997. These funds allowed us to implement a direct-sales program that is targeted at our former primary market of aggressive in-line skaters, at significantly lower prices than in past years. We changed our fiscal year end to March 31, effective March 31, 1997. We emerged from Bankruptcy as of June 30, 1998.

     As of June 30, 1998, we had current assets and total assets of $13,249. This compares with current assets of $6,424 and total assets of $189,349 as of March 31, 1998. We had outstanding liabilities subject to compromise of $405,001, which was significantly lower than liabilities subject to compromise of $3,188,123 as of March 31, 1998.

     For the three months ended June 30, 1998, we had total revenue of $10,940. We had no cost of goods sold because of previous write downs of inventory. We had a net income from operations of $578. The compromise of claims under our reorganization gave us an extraordinary gain of $2,564,734. We had no income per share prior to the extraordinary gain from the compromise of claims. After taking into account the compromise of claims, we had an extraordinary gain of $9.90 per share. This gain is solely related to the compromise of claims in our reorganization and is not expected to recur once all of the claims have been compromised.

     Our plan for the fiscal year ended March 31, 1999 is to continue the restructuring of our operations, focus on developing our e-commerce presence, and finalize our business plan.

LIQUIDITY AND CAPITAL RESOURCES

     Our cash and cash equivalents were $13,249 on June 30, 1998, compared to a negative $14,933 on June 30, 1997.

     During the fiscal quarter ended June 30, 1998, our investing and financing activities used no cash.

     As of June 30, 1998, we remained essentially insolvent and working toward a reorganization of our operations.

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

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

On November 5, 1997, The Sled Dogs Company filed for protection under Chapter 11 of the United States Bankruptcy Code.

This Bankruptcy Case entitled In re: The Sled Dogs Company, United States Bankruptcy Court File Number 97-47641 RLK. The matter is on file at the United States Courthouse in Minneapolis, MN. We emerged from Bankruptcy as of June 30, 1998.

ITEM 3 - DEFAULTS ON SENIOR SECURITIES

The Legal Proceedings described in Item 1 constituted a default on the $355,000 in Senior Secured Notes sold by us in 1997. The amount in default includes the principal amount of the of the senior secured notes plus accrued interest in the amount of $18,717.

The Legal Proceedings described in Item 1 constituted a default on the $812,500 in Convertible Subordinated Debentures sold by us in 1997. The amount in default includes the principal amount of the debentures plus accrued interest in the amount of $57,515.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     a.   Exhibits

          27   Financial Data Schedule

     b.   No reports on Form 8-K

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.





                            XDOGS.COM, INC.


                           Dated: February 18, 2000


            /s/ Kent Rodriguez
            -----------------------------------------------------
            Kent Rodriguez, Chairman and Chief Executive Officer
            (Principal Executive Officer)

                                 EXHIBIT INDEX


Exhibit No.                       Description
-----------                       -----------

    27                      Financial Data Schedule