Form 10QSB
period 1998-09-30
XDOGS COM INC
filed 2000-02-25
CIK 918573

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the quarter ended September 30, 1998
                         Commission file number 1-12850

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

                     -------------------------------------

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13, or 15 (d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [ ] No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 1,954,857 shares of Common Stock, $.01 par value per share, outstanding as of September 30, 1998. All references to our shares include the effect of a prior 54 for 1 reverse split of our common stock.

                                 XDOGS.COM,INC.
               FORM 10-QSB QUARTERLY REPORT FOR THE QUARTER ENDED
                               September 30, 1998

                                TABLE OF CONTENTS


Part I - Financial Information

     Item 1. Financial Statements

  Condensed Consolidated Balance Sheets - September 30, 1998 and March 31, 1998

          Condensed Consolidated Statements of Operations for the Six Months ended September 30, 1998 and 1997

          Condensed Consolidated Statements of Cash Flows for the Six Months ended September 30, 1998 and 1997

          Notes to Condensed Consolidated Financial Statements - September 30, 1998

     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Part II - Other Information

     Item 1. Legal Proceedings

     Item 3. Defaults on Senior Securities

     Item 6. Exhibits and Reports on Form 8-K

Xdogs.com, Inc.
(fka The Sled Dogs Company)
Balance Sheet
--------------------------------------------------------------------------------


                                                 Unaudited
                                                 September         March
                                                 30, 1998         31, 1998
                                                ------------    ------------
ASSETS

Current Assets:

Cash and cash equivalents                       $     10,652    $      6,424
Other Receivables                                      5,500               0
                                                ------------    ------------

Total Current Assets                                  16,152           6,424
                                                ------------    ------------

Property and equipment                                     0         521,933
Less Accumulated Depreciation                              0        (339,008)
                                                ------------    ------------

Net Property and Equipment                                 0         182,925
                                                ------------    ------------

TOTAL ASSETS                                    $     16,152    $    189,349
                                                ============    ============

LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES

Bank Overdraft                                  $          0    $     18,748
Other accrued liabilities                             49,879           7,374
Debtor-in-possession note payable                    328,000         328,000
                                                ------------    ------------

Total current liabilities                            377,879         354,122

Liabilities Subject to Compromise                    405,001       3,188,123
                                                ------------    ------------

TOTAL LIABILITIES                                    782,880       3,542,245
                                                ------------    ------------


SHAREHOLDERS' EQUITY:*

Convertible preferred stock, Series A,
 par value $.10 per share; Authorized
 1,000,000 Shares; Issued and outstanding -0-              0               0

Common Stock, $.01 Par Value;*
 Authorized 20,000,000 Shares; Issued
 and outstanding 1,954,857 shares at
 September 30, 1998, and 250,244 shares
 at March 31, 1998                                    19,548           2,502

Additional paid-in capital                                 0      13,729,268

Accumulated deficit                                 (173,031)    (17,084,666)

Common Stock Paid for but not Issued                 126,055               0

Discount on Shares Issued                           (739,300)              0

TOTAL SHAREHOLDERS' EQUITY                          (766,728)     (3,352,896)
                                                ------------    ------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY      $     16,152    $    189,349
                                                ============    ============


        * restated to reflect 54 to 1 reverse split and recapitalization

         See Accompanying Notes To These Unaudited Financial Statements.

Xdogs.com, Inc.
(fka The Sled Dogs Company)
Unaudited Statement Of Operations
--------------------------------------------------------------------------------


                                              3 Months     3 Months
                                                Ended        Ended
                                              September    September
                                              30, 1998      30, 1997
                                              ---------    ---------
Revenue:                                      $     547    $  10,355
Cost of goods sold                                    0       90,079
                                              ---------    ---------

Gross margin                                        547      (79,724)
                                              ---------    ---------

Costs and expenses:

General and administrative                      173,578      332,624
Sales and marketing                                   0       61,439
Research and development                              0       10,391
                                              ---------    ---------

Total costs and expenses                        173,578      404,454
                                              ---------    ---------

(Loss) From Operations                         (173,031)    (484,178)

Other income (expense)

Interest expense                                      0      (48,807)
Interest income                                       0            0
                                              ---------    ---------

Total other income (expense)                          0      (48,807)
                                              ---------    ---------

Net (Loss)                                     (173,031)    (532,985)
                                              =========    =========

Basic (Loss) Per Common Share                 $   (0.21)   $   (2.13)
                                              =========    =========

Weighted Average Common Shares Outstanding*     818,448      250,244
                                              =========    =========


                   * restated to reflect 54 to 1 reverse split

         See Accompanying Notes To These Unaudited Financial Statements.

Xdogs.com, Inc.
(fka The Sled Dogs Company)
Unaudited Statement Of Operations
--------------------------------------------------------------------------------


                                                     6 Months       6 Months
                                                       Ended          Ended
                                                     September      September
                                                      30, 1998       30, 1997
                                                    -----------    -----------
Revenue:                                            $    11,487    $    65,563
Cost of goods sold                                            0         63,644
                                                    -----------    -----------

Gross margin                                             11,487          1,919
                                                    -----------    -----------

Costs and expenses:

General and administrative                              183,940        751,663
Sales and marketing                                           0         69,370
Research and development                                      0         27,050
                                                    -----------    -----------

Total costs and expenses                                183,940        848,083
                                                    -----------    -----------

Income (Loss) from operations                          (172,453)      (846,164)

Other income (expense)

Interest expense                                              0        (87,146)
Interest income                                               0             35
                                                    -----------    -----------

Total other income (expense)                                  0        (87,111)
                                                    -----------    -----------

Income (Loss) before extraordinary item                (172,453)      (933,275)

Extraordinary gain on prepetitioned liabilities       2,564,734              0
                                                    -----------    -----------

Net Income (Loss)                                   $ 2,392,281    $  (933,275)
                                                    ===========    ===========


Basic and diluted income (loss) per common share:
Income (loss) before extraordinary items                  (0.21)         (3.73)
Extraordinary item                                         3.13           0.00
                                                    -----------    -----------

Net income (loss)                                   $      2.92    $     (3.73)
                                                    ===========    ===========

Weighted Average Common Shares Outstanding*             818,448        250,244
                                                    ===========    ===========



                   * restated to reflect 54 to 1 reverse split

         See Accompanying Notes To These Unaudited Financial Statements.

Xdogs.com, Inc.
(fka The Sled Dogs Company)
Unaudited Statement Of Cash Flow
--------------------------------------------------------------------------------


                                                     6 Months        6 Months
                                                       Ended           Ended
                                                     September       September
                                                      30, 1998       30, 1997
                                                     -----------    -----------
Cash Flows From Operating Activities:

Net Income (Loss)                                    $ 2,392,281    $  (933,275)

Adjustments to reconcile net income (loss) to net cash used in operating activities:

Extraordinary item                                    (2,564,734)             0
Depreciaton and amortization                              32,369        105,170

(Increase) Decrease in accounts receivable           $    (5,500)       151,511
Decrease in inventories                                        0         16,090
Decrease in prepaid expenses                                   0         21,527
(Decrease) in accounts payable                                 0         (2,640)
Increase (Decrease) in other accrued expenses             42,505       (241,825)
                                                     -----------    -----------

Net Cash Flows (Used In) Operations                     (103,079)      (883,442)
                                                     -----------    -----------

Cash Flows From Investing Activities:

Purchase of property and equipment                             0        (41,645)
Acquisition of patents and trademarks                          0         (6,307)
Sale of Assets                                                 0              0
                                                     -----------    -----------

Net Cash Flows (Used In) Investing Activities:                 0        (47,952)
                                                     -----------    -----------

Cash Flows From Financing Activities:

Cash in Excess of Bank Balance                           (18,748)             0
Net proceeds from sale of common stock                   126,055              0
Net proceeds from convertible subordinated debt                0        861,250
Net proceeds from short term notes                             0        150,000
Net proceeds from warrants issued                              0             56
Payments on line of credit                                     0        (83,579)
                                                     -----------    -----------
Net Cash Flows Provided By Financing                     107,307        927,727
                                                     -----------    -----------


Net Increase (Decrease) In Cash and cash equivalents       4,228         (3,667)
Cash and cash equivalents at beginning of period           6,424         11,542
                                                     -----------    -----------

Cash and cash equivalents at end of period           $    10,652    $     7,875
                                                     ===========    ===========

Supplementary Disclosure Of Cash Flow Information:

Interest Paid                                        $         0    $    53,361
                                                     ===========    ===========

         See Accompanying Notes To These Unaudited Financial Statements.

Xdogs.Com, Inc.
(fka The Sled Dogs Company)
Notes To Unaudited Financial Statements
For The Six Month Period Ended September 30, 1998


Note 1 - Unaudited Financial Information

The unaudited financial information included for the three and six month interim period ended September 30, 1998 were taken from the books and records without audit. However, such information reflects all adjustments (consisting only of normal recurring adjustments, which are of the opinion of management, necessary to reflect properly the results of interim period presented). The results of operations for the six month period ended September 30, 1998 are not necessarily indicative of the results expected for the fiscal year ended March 31, 1999.

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

Note 4 - Financial Statements

Management has elected to omit substantially all footnotes relating to the condensed financial statements of the Company included in the report. For a complete set of footnotes, reference is made to the Company's Report on Form 10K-SB for the year ended March 31, 1998 as filed with the Securities and Exchange Commission and the audited financial statements included therein

                                 PART I - ITEM 2

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

         As of September 30, 1998, we had current assets and total assets of $16,152. This compares with current assets of $6,424 and total assets of $189,349 as of March 31, 1998. We had outstanding liabilities subject to compromise of $405,001, which was significantly lower than liabilities subject to compromise of $3,188,123 as of March 31, 1998.

         For the three months ended September 30, 1998, we had total revenue of $547. We had no cost of goods sold because of previous write downs of inventory. We had a net loss from operations of $173,031.We had a loss per share of $0.21.

         For the six months ended September 30, 1998, we had revenue of $11,487. We had no cost of goods sold because of previous write downs of inventory. We had a net loss from operations of $172,453. The compromise of claims under our reorganization gave us an extraordinary gain of $2,564,734. We had a basic loss for the six month period per share of $0.21 before the extraordinary gain. With the extraordinary gain, we showed a per share gain of $2.92.

         Our plan for the fiscal year ended March 31, 1999 is to continue the restructuring of our operations, focus on developing our e-commerce presence, and finalize our business plan.

LIQUIDITY AND CAPITAL RESOURCES

         Our cash and cash equivalents were $10,652 on September 30, 1998, compared to a negative $7,875 on September 30, 1997. During the fiscal quarter ended September 30, 1998, our investing activities used no cash.

         We sold $126,055 worth of common shares during the period to finance our activities. As of September 30, 1998, we were essentially insolvent and working toward a reorganization of our operations.

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





                                      XDOGS.COM, INC.


                                      Dated: February 18, 2000


                                      /s/ Kent Rodriguez
                                      ----------------------------------
                                      Kent Rodriguez, Chairman and Chief
                                      Executive Officer
                                      (Principal Executive Officer)

                                 EXHIBIT INDEX


Exhibit No.                       Description
-----------                       -----------

    27                       Financial Data Schedule