Form 10QSB
period 1998-12-31
SLED DOGS CO
filed 2000-02-25
CIK 918573

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the quarter ended December 31, 1998
                         Commission file number 1-12850

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
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 4,255,900 shares of Common Stock, $.01 par value per share, outstanding as of December 31, 1998. All references to our shares include the effect of a prior 54 for 1 reverse split of our common stock.

                                 XDOGS.COM, INC.
               FORM 10-QSB QUARTERLY REPORT FOR THE QUARTER ENDED
                                December 31, 1998

                                TABLE OF CONTENTS


Part I - Financial Information

    Item 1. Financial Statements

  Condensed Consolidated Balance Sheets - December 31, 1998 and March 31, 1998

         Condensed Consolidated Statements of Operations for the Nine Months ended December 31, 1998 and 1997

         Condensed Consolidated Statements of Cash Flows for the Nine Months ended December 31, 1998 and 1997

         Notes to Condensed Consolidated Financial Statements - December 31,
         1998

    Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Part II - Other Information

    Item 1. Legal Proceedings

    Item 3. Defaults on Senior Securities

    Item 6. Exhibits and Reports on Form 8-K

Xdogs.com, Inc.
(fka Sled Dogs Company)
Balance Sheet

                                                                  Unaudited
                                                                   December                        March
                                                                   31, 1998                       31, 1998
                                                                --------------                 --------------
ASSETS

Current Assets:

Cash and cash equivalents                                       $        4,830                 $        6,424
Other Receivables                                                        5,500                              0

Total Current Assets                                                    10,330                          6,424
                                                                 -------------                 --------------
Property and equipment                                                       0                        521,933
Less Accumulated Depreciation                                                0                       (339,008)
                                                                 -------------                 --------------
Net Property and Equipment                                                   0                        182,925
                                                                 -------------                 --------------


TOTAL ASSETS                                                    $       10,330                 $      189,349
                                                                ==============                 ==============
LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES

Bank Overdraft                                                  $            0                 $       18,748
Other accrued liabilities                                                3,878                          7,374
Debtor-in-possession note payable                                      328,000                        328,000
                                                                --------------                 --------------
Total current liabilities                                              331,878                        354,122

Liabilities Subject to Compromise                                      405,001                      3,188,123
                                                                --------------                 --------------
TOTAL LIABILITIES                                                      736,879                      3,542,245
                                                                --------------                 --------------
SHAREHOLDERS' EQUITY:*

Convertible preferred stock, Series A, par value $.10 per share;
 Authorized 1,000,000 Shares; Issued
 and outstanding -0-                                                         0                              0

Common Stock, $.01 Par Value;*
 Authorized 20,000,000 Shares; Issued
 and outstanding 4,255,900 shares at December 31, 1998
 and 250,244 shares at March 31, 1998                                   42,559                          2,502

Additional paid-in capital                                             215,771                     13,729,268

Accumulated deficit                                                   (554,601)                  (17,084,666)

Common Stock Paid for but not Issued                                         0                              0

Discount on Shares Issued                                             (229,388)                             0

TOTAL SHAREHOLDERS' EQUITY                                            (726,549)                    (3,352,896)
                                                                --------------                 --------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                      $       10,330                 $      189,349
                                                                ==============                 ==============

        * restated to reflect 54 to 1 reverse split and recapitalization See Accompanying Notes To These Unaudited Financial Statement

Xdogs.com, Inc.
(fka The Sled Dogs Company)
Unaudited Statement Of Operations



                                                                  3 Months           3 Months
                                                                    Ended              Ended
                                                                   December           December
                                                                   31, 1998           31, 1997
                                                                --------------     --------------

Revenue:                                                        $            0     $       91,351
Cost of goods sold                                                           0             55,356
                                                                --------------     --------------
Gross margin                                                                 0             35,995
                                                                --------------     --------------
Costs and expenses:

General and administrative                                             381,570            241,789
Sales and marketing                                                          0             20,407
Research and development                                                     0              4,365
                                                                --------------     --------------
Total costs and expenses                                               381,570            266,561
                                                                --------------     --------------
Net (loss) from operations                                            (381,570)          (230,566)

Other income (expense)


Interest expense                                                             0            (47,534)
Interest income                                                              0                  0
                                                                --------------     --------------
Total other income (expense)                                                 0            (47,534)
                                                                --------------     --------------
Net (Loss)                                                            (381,570)          (278,100)
                                                                ==============     ==============
Basic (Loss) Per Common Share                                   $        (0.24)    $        (1.11)
                                                                ==============     ==============
Weighted Average Common Shares Outstanding*                          1,618,262            250,244
                                                                ==============     ==============


                 *      restated to reflect 54 to 1 reverse split

            See Accompanying Notes To These Unaudited Financial Statements.

Xdogs.com, Inc.
(fka The Sled Dogs Company)
Unaudited Statement Of Operations



                                                                   9 Months                    9 Months
                                                                    Ended                       Ended
                                                                   December                    December
                                                                   31, 1998                    31, 1997
                                                                --------------              --------------

Revenue:                                                        $       11,487              $      156,914
Cost of goods sold                                                           0                     119,000
                                                                --------------              --------------

Gross margin                                                            11,487                      37,914
                                                                --------------              --------------

Costs and expenses:

General and administrative                                             565,510                     993,452
Sales and marketing                                                          0                      89,777
Research and development                                                     0                      31,415
                                                                --------------              --------------

Total costs and expenses                                               565,510                   1,114,644
                                                                --------------              --------------

(Loss) from operations                                                (554,023)                 (1,076,730)

Other income (expense)
Interest expense                                                             0                    (134,680)
Interest & other income                                                      0                          35
                                                                --------------              --------------

Total other income (expense)                                                 0                    (134,645)
                                                                --------------              --------------

(Loss) before extraordinary items                                     (554,023)                 (1,211,375)
Extraordinary gain on prepetitioned liabilities                      2,564,734                           0
                                                                --------------              --------------

Net (Loss)                                                      $    2,010,711              $   (1,211,375)
                                                                ==============              ==============

Basic and diluted earnings (Loss) per common share:
Income (loss) before extraordinary item                                  (0.34)                      (4.84)
Extraordinary Item                                                        1.58                        0.00
                                                                --------------              --------------

Net income (loss)                                               $         1.24              $        (4.84)
                                                                ==============              ==============

Weighted Average Common Shares Outstanding *                         1,618,262                     250,244
                                                                ==============              ==============


                 *      restated to reflect 54 to 1 reverse split

            See Accompanying Notes To These Unaudited Financial Statements.

Xdogs.com, Inc.
(fka The Sled Dogs Company)
Unaudited Statement Of Cash Flow


                                                                9 Months                 9 Months
                                                                 Ended                     Ended
                                                                December                  December
                                                                31, 1998                  31, 1997
                                                              -----------                -----------

Cash Flows From Operating Activities:


Net Income (Loss)                                             $ 2,010,711                $(1,211,375)

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:

Extraordinary item                                             (2,564,734)               $         0
Depreciaton and amortization                                       32,369                    155,748
Loss on asset disposal                                                  0                        963
Common Stock Issued for Services                                  286,032                          0

(Increase) Decrease in accounts receivable                    $    (5,500)                   184,004
Decrease in inventories                                                 0                     25,372
Decrease in prepaid expenses                                            0                     12,033
Increase in accounts payable                                            0                      1,284
Decrease in other accrued expenses                                 (3,497)                  (221,259)
                                                              -----------                -----------

Net Cash Flows Provided By (Used In) Operations                  (244,619)                 1,053,230
                                                              -----------                -----------

Cash Flows From Investing Activities:

Purchase of property and equipment                                      0                    (41,645)
Acquisition of patents and trademarks                                   0                     (5,899)
Proceeds from sale of fixed assets                                      0                      3,350
                                                              -----------                -----------

Net Cash Flows (Used In) Investing Activities:                          0                    (44,194)
                                                              -----------                -----------

Cash Flows From Financing Activities:

Cash in Excess of Bank Balance                                    (18,748)                         0
Net Proceeds from Sale of Common Stock                            261,773                          0
Net proceeds from convertible subordinated debt                         0                    867,500
Net proceeds from short term notes                                      0                    150,000
Net proceeds from warrants issued                                       0                         56
Payments on line of credit                                              0                     74,422

Net Cash Flows Provided By Financing                              243,025                  1,091,978
                                                              -----------                -----------


Net Decrease In Cash and cash equivalents                          (1,594)                    (5,446)
Cash and cash equivalents at beginning of period                    6,424                     11,542
                                                              -----------                -----------

Cash and cash equivalents at end of period                    $     4,830                $     6,096
                                                              ===========                ===========

Supplementary Disclosure Of Cash Flow Information:

Interest Paid                                                 $         0                $    77,594
                                                              ===========                ===========
Common Stock Issued for Services                              $   286,032                $         0
                                                              ===========                ===========

            See Accompanying Notes To These Unaudited Financial Statements.

Xdogs.com
(fka The Sled Dog Company)
Notes To Unaudited Financial Statements
For The Nine Month Period Ended December 31, 1998


Note 1 - Unaudited Financial Information

The unaudited financial information included for the three and nine month interim period ended December 31, 1998 were taken from the books and records without audit. However, such information reflects all adjustments (consisting only of normal recurring adjustments, which are of the opinion of management, necessary to reflect properly the results of interim period presented). The results of operations for the nine month period ended December 31, 1998 are not necessarily indicative of the results expected for the fiscal year ended March 31, 1999.

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

                                PART I - ITEM 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References in this document to "us," "we," or "the Company" refer to Xdogs.com., Inc., its predecessor, and its subsidiary.

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

         As of December 31, 1998, we had total current assets of $10,330, which were also our total assets. This compares with $6,424 in current assets and total assets of $189,349 as of March 31, 1998. We had outstanding liabilities subject to compromise of $405,001, which was significantly lower than liabilities subject to compromise of $3,188,123 as of March 31, 1998.

         For the three months ended December 31, 1998, we had no revenue. We had no cost of goods sold. We had a net loss from operations of $381,570. We had a loss for the three month period per share of $0.24. All references to our shares include the effect of a 54 for 1 reverse split of our common stock.

         For the nine months ended December 31, 1998, we had revenue of $11,487. We had no cost of goods sold because of previous write downs of inventory. We had a net loss from operations of $554,023. The compromise of claims under our reorganization gave us an extraordinary gain of $2,564,734. We had a basic loss for the nine month period per share of $0.34 before the extraordinary gain. With the extraordinary gain, we showed a per share gain of $1.24.

         As of the December 31, 1998 fiscal period, our compromise of claims is nearly complete. We plan to submit our final plan of reorganization soon to the Bankruptcy Court. Our plan for the fiscal year ended March 31, 1999 is to continue the restructuring of our operations, focus on developing our e-commerce presence, and finalize our business plan.

LIQUIDITY AND CAPITAL RESOURCES

         Our cash and cash equivalents were $4,830 on December 31, 1998, compared to a negative $6,096 on December 31, 1997.

         During the fiscal quarter ended December 31, 1998, our investing activities used no cash.

         We sold $261,773 worth of common shares during the period to finance our activities. As of December 31, 1998, we remained essentially insolvent and working a reorganization of our operations.

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