Form 10KSB40
period 1999-03-31
XDOGS COM INC
filed 2000-03-01
CIK 918573

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                                  -------------

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended March 31, 1999 Commission file number 1-12850

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [x]

The issuer's revenues for its most recent fiscal year were $34,829

The aggregate market value of the Company's common stock held by non-affiliates of the Company on March 31, 1999 was approximately $7,954,438 computed by reference to the average of the closing bid and ask prices as quoted on that date.

Check whether the Company has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act after the
distribution of securities under a plan confirmed by a court.    Yes x    No

The Company has one class of equity securities outstanding: Common Stock, $.01 par value per share. On March 31, 1999, there were 6,604,625 shares outstanding. As of June 30, 1998, the date of our reorganization in Bankruptcy, our common shares were subject to a 54 for 1 reverse split. All references to our shares in this Registration Statement include the effect of the 54 for 1 reverse split of our common stock.

                                 XDOGS.COM, INC.

           FORM 10-KSB ANNUAL REPORT FOR THE YEAR ENDED MARCH 31, 1999


                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----
PART I
             ITEM 1.  BUSINESS                                                 1
             ITEM 2.  PROPERTIES                                               4
             ITEM 3.  LEGAL PROCEEDINGS                                        4
             ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF
                      SECURITY HOLDERS                                         5

PART II
             ITEM 5.  MARKET FOR THE COMPANY'S COMMON EQUITY
                      AND RELATED STOCKHOLDER MATTERS                          5
             ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                      FINANCIAL CONDITION AND RESULTS OF OPERATIONS            6
             ITEM 7.  FINANCIAL STATEMENTS                                     8
             ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                      ON ACCOUNTING AND FINANCIAL DISCLOSURE                   9

PART III
             ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND
                      CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A)
                      OF THE EXCHANGE ACT                                      9
             ITEM 10. EXECUTIVE COMPENSATION                                  11
             ITEM 11. SECURITY OWNERSHIP OF CERTAIN
                      BENEFICIAL OWNERS AND MANAGEMENT                        12
             ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS          13
             ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K                        13

SIGNATURES                                                                    14

     References in this document to "us," "we," or "the Company" refer to Xdogs.com, Inc., its predecessor, and its subsidiary.

                                     PART I

ITEM 1. BUSINESS

GENERAL

     We had limited operations as of March 31, 1999. We filed for protection under Chapter 11 of the U.S. Bankruptcy Code on November 5, 1997. The Plan of Reorganization was approved on June 30, 1998; and the Order and Final Decree closing the Chapter 11 case was issued on September 10, 1998. We filed for protection under the Bankruptcy Code principally because we went into default on our loan agreement with our senior lender, Norwest Credit, Inc. relating to, among other things, a requirement to have a minimum net worth, which we fell below. We eventually entered into a settlement agreement with Norwest Credit, Inc. The terms of the settlement agreement required us to surrender our inventory (which consisted primarily of snow skates) and related intellectual property and to pay $280,000 in additional cash over a defined period. The cash was paid in increments, with the final payment made on May 1, 1999. As of March 31, 1999, we should be considered to have no operations and to be only minimally capitalized.

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

PROPOSED BUSINESS

     As of March 31, 1999, we had limited operations. It is our intention to develop into an internet seller of action sports hard goods and related apparel.

     We plan to become the premier destination for consumers involved in action outdoor activities. We plan to build our brand through direct on-line sales to consumers and through traditional wholesale distribution. We are planning a website which will be a dynamic and vibrant on-line community. Our goal is to build brand awareness, support our retail dealers, and increase the level of consumer interest in the outdoor active lifestyle.

     We plan to provide the North American market access to unique products not currently available. Our plan is to have exclusive distribution relationships with best-in-class and well-branded manufacturers based in Europe, which do not have a market presence in North America. We believe that offering exclusive and unique product lines will differentiate us from our competitors and will be a key to its competitive advantage.

     Our proposed activities will benefit our Internet based community, manufacturing partners and retail dealers by:

          o    Creating a strong community within our website.

          o Giving community members access to unique products, technical information, product reviews, expert advice, testimonials, outdoor news, schedules for action and outdoor sports, trip planning and packing checklists for a variety of events.

          o    Giving visitors a unique and user-friendly shopping experience.

          o Providing manufacturers access to the North American market via www.xdogs.com and traditional brand building through wholesale distribution and marketing.

          o Increasing retailer sales by attracting customers interested in unique, "best-in-class" products for the outdoor lifestyle.

     Our most significant accomplishment for the period ended March 31, 1999 was the execution of a distribution agreement with Berghaus Limited. Under this agreement, we became their North American distributor. Berghaus Limited is a manufacturer of outdoor sporting goods, including performance clothing, footwear, and equipment. We anticipate that this relationship will lead to substantial revenues in the next fiscal year.

COMPETITION

     The operations in which we propose to engage will be extremely competitive and subject to numerous risks. Selling on the Internet is new and highly competitive, with many companies having access to the same market. The profitability of this business is unproven. Further, the barriers to entry are not substantial. It is expected that most, if not all of our potential competitiors have greater financial resources and longer operating histories than ours and can be expected to compete within the business which we plan to engage. We plan to use the Internet to give ourself the marketing edge to be able to compete. Although we expect ultimately to be competitive in the markets in which we compete, there can be no assurance that we will have the necessary resources to be competitive.

PATENTS, TRADEMARKS, AND PROPRIETARY RIGHTS

     As of March 31, 1999, we owned registered trademarks "Extreme Dog" and "the Extreme Dogs" logo with the U.S. Patent and Trademark Office. We had also filed for U.S. trademark registration for the trademark "Life Without Limits". While we are not aware of any conflicting trademark rights owned by other parties, no assurance can be given that no such rights exist. We disposed of certain of its registered marks as a result of our settlement agreement with Norwest Credit, Inc. in 1999.

     With respect to our foreign patent and trademark filings, no assurance can be given that we will secure patent or trademark registrations in all foreign countries in which applications are now pending or in which applications are expected to be filed sometime in the future, or that we will maintain all existing applications or registrations.

EMPLOYEES

     As of March 31, 1999, we had six employees, including one executive and five staff members. At that time, our directors and officers managed our corporate affairs. Since February 1, 1998, Mr. Rodriguez, our President, had been accruing a monthly salary of $7,000, plus a $500 per month car allowance. On November 23, 1999, we entered into a five year employment agreement with Mr. Rodriguez. Under the terms of the agreement, we accrue $5,000 per month in salary for him. He has stock options to acquire up to 550,000 common shares at exercise prices between $1.00 and $3.00 per share within five years of the date of the grant. Mr. Rodriguez will be entitled to a five percent fee, payable in stock, on funds raised by him. Otherwise, no officer or director is paid a salary. Our employees are not represented by any collective bargaining organization.

RESEARCH AND DEVELOPMENT

     Our expenditures for research and development activities amounted to $-0-in 1999 and 1998.

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

ITEM 2. PROPERTIES

     Our corporate office is located at 80 South Eighth Street, Suite 3660, Minneapolis, Minnesota 55402. This office space is leased from an unaffiliated third party for $1700 per month on a lease ending December 31, 2003. We do not plan to maintain manufacturing facilities. All manufacturing is planned to be done by third party contractors.

ITEM 3. LEGAL PROCEEDINGS

     As of March 31, 1999, neither we, nor any of our officers or directors, in their capacities as such were the subject of any pending or threatened legal proceeding, and Management is not aware of any contemplated action against us or such officers or directors.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the Company's shareholders during the fourth quarter of fiscal year 1999.

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

                          High    Low
                         -----   -----
Twelve Months Ended
March 31, 1999

    First Quarter
Common Shares            $0.06   $0.04

    Second Quarter
Common Shares            $3.00   $0.04

    Third Quarter
Common Shares            $0.63   $0.13

    Fourth Quarter
Common Shares            $3.25   $0.34

Fiscal Year ended 1998    High     Low
                         -----   -----
     First Quarter
Common Shares            $0.34   $0.06

    Second Quarter       $0.25   $0.07
Common Shares

    Third Quarter        $0.19   $0.02
Common Shares

    Fourth Quarter       $0.17   $0.02
Common Shares

     (b) Approximate Number of Holders of Common Stock

     As of March 31, 1999, a total of 6,604,625 shares of our Common Stock were outstanding and the number of holders of record of our common stock at that date was approximately 1,000. However, we estimate that it has a significantly greater number of shareholders because a substantial number of our shares are held in nominee names by our market makers.

     (c) Dividends

     Holders of common stock are entitled to receive such dividends as may be declared by our Board of Directors. No dividends on the common stock were paid by us during the periods reported herein nor do we anticipate paying dividends on common stock in the foreseeable future.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     On November 5, 1997 We filed for protection under Chapter 11 of the United States Bankruptcy Code. The Plan of Reorganization was approved on June 30, 1998; and the Order and Final Decree closing the Chapter 11 case was issued on September 10, 1998. As of June 30, 1998, the date of our reorganization in Bankruptcy, our common shares were subject to a 54 for 1 reverse split. All references to our shares in this Registration Statement include the effect of the 54 for 1 reverse split of our common stock.

     We filed for protection under the Bankruptcy Code principally because we went into default on our loan agreement with our senior lender, Norwest Credit, Inc. relating to, among other things, a requirement to have a minimum net worth, which we fell below. We eventually entered into a settlement agreement with Norwest Credit, Inc. in February, 1999. Under this settlement agreement, we paid 50,000 of our common shares and $280,000 in exchange for release of all amounts owed.

     As of March 31, 1999, we had limited operations. We were in the process of implementing our business plan to develop into an internet seller of action sports hard goods and related apparel. Our most significant accomplishment for the period ended March 31, 1999 was our execution of a distribution agreement with Berghaus Limited. Under this agreement, we became their North American distributor. Berghaus Limited is a manufacturer of outdoor sporting goods, including performance clothing, footwear, and equipment. We anticipate that this relationship will lead to substantial revenues in the next fiscal year.

     The accounting presentation for a reorganized company such as ours is shown under what is known as "fresh-start accounting." This type of presentation restates all assets and liabilities to reflect their reorganization value, which approximates the applicable fair value at the date of reorganization. The gain from forgiveness of debt was reflected on our June 30, 1998 Statement of Operations, and our historical retained deficit of $14,519,354 was eliminated. Therefore, beginning July 1, 1998, none of our financial statements reflected any retained earnings or deficit. With the changes made under "fresh-start accounting," as of March 31, 1999, we had current assets and total assets of $104,252. We had outstanding liabilities not subject to compromise of $17,150 and liabilities subject to compromise of $32,438.

     After implementing "fresh-start accounting," we had total sales of $34,829 for the period ended March 31, 1999. We had no cost of goods sold during that period and selling, general, and administrative expenses of $545,739. We also had an interest expense of $84,620. Our net loss, which included losses from continuing operations and reorganization items was $1,492,349, or a loss of $0.49 per share. We recorded an extraordinary gain of $402,625 on debt extinguishment. As a result of this extraordinary item, we had a net loss of $0.36 per share for the nine months ended March 31, 1999.

     Our plan for the fiscal year ended March 31, 2000 is to implement our plan to develop into an internet seller of action sports hard goods and related apparel. We plan to actively develop our relationship with Berghaus Limited. While we anticipate generating substantial revenues under our agreement with Berghaus Limited during the fiscal year ended March 31, 2000, we do not expect to be profitable during this period.

LIQUIDITY AND CAPITAL RESOURCES

     Our cash and cash equivalents were $86,919 on March 31, 1999, compared to $6,424 on March 31, 1998. During the period ended March 31, 1999, our operations used net cash of $410,138, primarily to fund operating losses.

     During the nine months ended March 31, 1999, we had no investing activities.

     Our financing activities for the period ended March 31, 1999 provided cash of $777,014, which consisted of proceeds from sales of common stock. We paid $293,206 in notes payable. Therefore, our net cash provided by financing activities was $483, 808, which we used for general and administrative expenses, as well as working capital.

     As of March 31, 1999, we were at the beginning of the development of our business plan. We plan to raise additional capital during the coming fiscal year, but did not have any definitive plans as of March 31, 1999.

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Our Directors and Executive Officers as of March 31, 1999 are shown below:

 Name                   Age                          Position
 ----                   ---                          --------

 Kent Rodriguez         43                           Chairman, President, Director

 Bryant Loving          47                           Director

 Robert Corliss         46                           Director

 Douglas Barton         56                           Director

 Craig Avery            51                           Secretary

Each Director is serving a term of office which will continue until the next annual meeting of shareholders and until the election and qualification of his respective successor.

KENT RODRIGUEZ.

Mr. Rodriguez joined the Company as Chairman, President, and Chief Executive Officer in January, 1997. Since 1995, he has been the Managing Partner of Weyer Capital Partners, a Minneapolis-based venture capital corporation. From 1985 to 1995, he was employed by the First National Bank of Elmore, Minnesota in various capacities. He has a B.A. degree from Carleton College.

BRYANT LOVING

Mr. Loving has served as a Director of the Company since November, 1997. Since 1991, he has been the Chief Executive Officer of LA Loving, a wholesale distributor of sportswear apparel and distributor of active wear for several major U.S. manufacturers, including Fruit of the Loom, Hanes, Lee, and Jerzees. He has a B.A. degree from the University of Minnesota. Mr. Loving shall devote such time as is necessary to carry out his responsibilities as an Officer and Director of the Company.

ROBERT CORLISS

Mr. Corliss has served as a Director of the Company since July, 1997. Since 1993 until September, 1998, he has been the President of Infinity Sports and Leisure Group of Lebanon, New Jersey, a designer, manufacturer and distributor of athletic products under the Bike Athletic and Marksman brand names. He was also President and Chief Executive Officer of Herman's Sporting Goods, Inc. which he sold in 1993. In September, 1998, he was named Chief Executive officer of The Athlete's Foot, a chain of retail athletic footwear stores. He has an MBA degree from the University of Maryland. Mr. Corliss shall devote such time as is necessary to carry out his responsibilities as an Officer and Director of the Company.

DOUGLAS BARTON

Mr. Barton has served as a Director of the Company since November, 1998. From 1987 to the present, he has been the President of Douglas Communications, Inc., a private promotion, development, and marketing consulting firm. He has a B.S. degree in Economics/History from the University of Minnesota. Mr. Barton shall devote such time as is necessary to carry out his responsibilities as a Director of the Company.

CRAIG AVERY

Mr. Avery has served as Secretary of the Company since August, 1997. For the past several years, he has been the owner of Craig C. Avery Company, a Minneapolis-based real estate development and investment company, which has developed apartments, senior housing, office buildings, and industrial and residential land subdivisions. Mr. Avery currently serves on the Boards of Call 4 Wireless, Rock Cliff Development, Cash-N-Pawn, and Host Partners. He has a B.A. and MBA degree in Finance from the University of Minnesota. Mr. Avery shall devote such time as is necessary to carry out his responsibilities as an Officer of the Company.

     The Board of Directors has established no committees. Members of the Board of Directors receive no additional compensation for their service on the Board of Directors.

     The Company's Directors will serve in such capacity until the next annual meeting of the Company's shareholders and until their successors have been elected and qualified. There are no family relationships among the Company's officers and directors, nor are there any arrangements or understanding between any of the directors or officers of the Company or any other person pursuant to which any officer or director was or is to be selected as an officer or director.

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

ITEM 10. EXECUTIVE COMPENSATION

     Only one executive officer accrued compensation and no other executive officer or director accrued or received compensation in excess of $100,000 during the fiscal year ended March 31, 1999. Compensation does not include minor business-related and other expenses paid by us for our officers during fiscal year 1999 or 1998. Such amounts in the aggregate do not exceed $10,000.

     Our Chief Executive Officer, Mr. Kent Rodriguez, was issued a total of 3,374,102 shares in 1999 in exchange for compensation of $105,000 and a personal guaranty by him of $843,500 on one of our debts. On November 23, 1999, we entered into a five year employment agreement with Mr. Rodriguez. Under the terms of the agreement, we accrue $5,000 per month in salary for him. He has stock options to acquire up to 550,000 common shares at exercise prices between $1.00 and $3.00 per share within five years of the date of the grant. Mr. Rodriguez will be entitled to a five percent fee, payable in stock, on funds raised by him. Mr. Rodriguez accrued compensation of $15,000 for 1998, which included a salary of $7,000 per month and a $500 per month car allowance. No other executive officer or director accrued or received compensation for fiscal year 1998.

     From time to time, we have granted shares of our common stock as additional compensation to its officers and key employees for their services, as determined by our Board of Directors. During fiscal year 1999, no shares were granted to officers or key employees.

     As of March 31, 1999, we had no group life, health, hospitalization, medical reimbursement or relocation plans in effect. Further, we have no pension plans or plans or agreements which provide compensation on the event of termination of employment or change in control of our Company.

     We do not pay members of our Board of Directors any fees for attendance or similar remuneration, but reimburses them for any out-of-pocket expenses incurred by them in connection with our business.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding ownership of our Common Stock as of March 31, 1999 by (i) each person known by us to be the beneficial owner of more than five percent of our outstanding common stock; (ii) each director of our Company; and (iii) all executive officers and directors of our Company as a group. As of March 31, 1999, we had a total of 6,604,625 common shares issued and outstanding.

Names and Addresses      Beneficial         Percent
 of Beneficial Owner     Ownership         of Class

Kent Rodriguez           3,374,102         51%
80 South Eighth Street
Suite 3660
Minneapolis, MN 55402

Craig Avery                263,000        4.0%
80 South Eighth Street
Suite 3660
Minneapolis, MN 55402

Bryant Loving               25,000         .4%
80 South Eighth Street
Suite 3660
Minneapolis, MN 55402

Robert Corliss              25,000         .4%
80 South Eighth Street
Suite 3660
Minneapolis, MN 55402

Douglas Barton             105,000        1.6%
80 South Eighth Street
Suite 3660
Minneapolis, MN 55402

Officers and Directors   3,792,102       57.4%
as a Group (5 persons)

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     We issued our Chief Executive Officer, Mr. Kent Rodriguez, a total of 3,374,102 shares in 1999 in exchange for compensation of $105,000 and a personal guaranty by him of $843,500 on one of our debts.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits. See "Exhibit Index" immediately following the signatures on this report on Form 10-KSB.

     (b) Reports on Form 8-K. No report on Form 8-K was filed during the last quarter of fiscal year 1999.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  March 1, 2000                 XDOGS.COM, INC.

                                      /s/ Kent Rodriguez
                                      ------------------------------------------
                                      Kent Rodriguez, President
                                      and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Company in the capacities and on the dates indicated.

Signature and Title                                              Date
-------------------                                              ----

/s/ Kent Rodriguez                                              March 1, 2000
------------------------------------------
 Kent Rodriguez, President,
Chief Executive Officer and
Director (Principal Executive Officer)

/s/ Craig Avery                                                 March 1, 2000
------------------------------------------
Craig Avery, Chief Financial Officer, Treasurer and
Secretary (Principal Financial and Accounting Officer)

/s/ Bryant Loving                                               March 1, 2000
-----------------------------------------
 Bryant Loving, Director

/s/ Robert Corliss                                              March 1, 2000
-----------------------------------------
Robert Corliss, Director

/s/ Douglas Barton                                              March 1, 2000
-----------------------------------------
Douglas Barton, Director

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              THE SLED DOGS COMPANY

                          EXHIBIT INDEX TO FORM 10-KSB



For the fiscal year            Commission File Number 1-12850
ended March 31, 1999


Exhibit                 Description                                                                 Page Number
-------                 -----------                                                                 -----------
3.1                   Restated Articles of Incorporation (Incorporated by reference to                  *
                      Exhibit 3.1 to Registration Statement on Form SB-2, Registration
                      No. 33-74240C).
3.2                   Restated Bylaws (Incorporated by reference to Exhibit 3.2 to                      *
                      Registration Statement on Form SB-2, Registration No.
                      33-74240C).
3.3                   Articles of Incorporation for the State of Nevada.
3.4                   Articles of Merger for the Colorado Corporation and the Nevada Corporation
3.5                   Bylaws of the Nevada Corporation
4.1                   Specimen of Common Stock (Incorporated by reference to Exhibit                    *
                      4.1 to Registration Statement on Form SB-2, Registration No.
                      33-74240C).
10.1                  Contract of Sale between Hannes Jacob and Allrounder Idea                         *
                      Realization, S.A. and Snow Runner (Properties) Inc. dated
                      September 3, 1993 (Incorporated by reference to Exhibit 10.1 to
                      Registration Statement on Form SB-2, Registration No.
                      33-74240C).
10.2                  Payment Agreement between Hannes Jacob and Allrounder Idea                        *
                      Realization, S.A. and Snow Runner (Properties) Inc. dated
                      September 3, 1993 (Incorporated by reference to Exhibit 10.2 to
                      Registration Statement on Form SB-2, Registration No.
                      33-74240C).

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

10.38                 Market Representative Agreement, dated July 24, 1996, between                     *
                      the Company and Japan Business Link, Inc.
10.39                 Agency Services Agreement, dated July 26, 1996, between the                       *
                      Company and Williams Television Time, Inc.
10.40                 Telesales Service Agreement, dated August 12, 1996, between the                   *
                      Company and Icon Health & Fitness, Inc.
10.41                 Agreement, dated September 18, 1996, between the Company and                      *
                      Distribution Systems and Services Corporation
10.42                 Agreement with Berghaus Limited dated
13                    Portions of 1996 Annual Report to Shareholders                                    *
21                    List of Subsidiaries (Incorporated by reference to Exhibit 21 to Registration     *
                      Statement on Form SB-2, Registration No. 33-74240C).
27                    Financial Data Schedule


     ---------------------

     * Incorporated by reference to a previously filed exhibit or report.