Form 10QSB
period 1999-06-30
XDOGS COM INC
filed 2000-03-01
CIK 918573

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549

                                  FORM 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the quarter ended June 30, 1999
                         Commission file number 1-12850

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

                         -------------------------------

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 8,755,104 shares of Common Stock, $.01 par value per share, outstanding as of June 30, 1999.

                                 XDOGS.COM, INC.
               FORM 10-QSB QUARTERLY REPORT FOR THE QUARTER ENDED
                                  June 30, 1999

                                TABLE OF CONTENTS

Part I - Financial Information

     Item 1. Financial Statements

         Condensed Consolidated Balance Sheets - June 30, 1999 and March 31,
           1999

         Condensed Consolidated Statements of Operations for the Three Months ended June 30, 1999 and 1998

         Condensed Consolidated Statements of Cash Flows for the Three Months ended June 30, 1999 and 1998

         Notes to Condensed Consolidated Financial Statements - June 30, 1999

     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Part II - Other Information

     Item 1. Legal Proceedings

     Item 3. Defaults on Senior Securities

     Item 6. Exhibits and Reports on Form 8-K

Xdogs.com, Inc.
(fka The Sled Dogs Company)
Balance Sheet


                                                    Unaudited
                                                      June          March
                                                    30, 1999       31, 1999
ASSETS                                             ----------    -----------

Current Assets:
Cash and cash equivalents                          $   274,715    $    86,919
Prepaid Expenses                                        21,333         17,333
                                                   -----------    -----------
Total Current Assets                                   296,048        104,252
                                                   -----------    -----------
Property and equipment                                   4,276              0
Less Accumulated Depreciation                             (225)             0
                                                   -----------    -----------
Net Property and Equipment                               4,051              0
TOTAL ASSETS                                       $   300,099    $   104,252
                                                   ===========    ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
Accounts Payable                                   $    35,252    $    17,150
Other accrued liabilities                                   66              0
Liabilities Subject to Compromise                            0         32,438
                                                   -----------    -----------
Total current liabilities                               35,318         49,588
                                                   -----------    -----------
SHAREHOLDERS' EQUITY:

Convertible preferred stock, Series A,
 par value $.10 per share;
  Authorized 1,000,000 Shares; Issued
  and outstanding -0-                                        0              0
Common Stock, $.01 Par Value;
  Authorized 20,000,000 Shares; Issued
  and outstanding 8,755,104 shares at
  June 30, 1999. and 6,604,625 shares at
  March 31, 1999                                        87,551         66,046
Additional paid-in capital                           1,474,556        513,828
Common Stock Paid for but not Issued                         0        564,514
Accumulated deficit                                 (1,297,326)    (1,089,724)
                                                   -----------    -----------
TOTAL SHAREHOLDERS' EQUITY                             264,781         54,664
                                                   -----------    -----------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY         $   300,099    $   104,252
                                                   ===========    ===========


        See Accompanying Notes To These Unaudited Financial Statements.

Xdogs.com, Inc.
(fka The Sled Dogs Company)
Unaudited Statement Of Operations



                                                             3 Months        3 Months
                                                               Ended           Ended
                                                               June            June
                                                             30, 1999        30, 1998
                                                            -----------    -----------
Revenue:                                                    $         0    $    10,940

Cost of goods sold                                                    0              0
                                                            -----------    -----------
Gross margin                                                          0         10,940
                                                            -----------    -----------
Costs and expenses:

General and administrative                                      208,894         10,362
                                                            -----------    -----------
Total costs and expenses                                        208,894         10,362
                                                            -----------    -----------
Income (loss) from operations                                  (208,894)           578

Other income (expense):

Interest expense                                                      0              0
Interest income                                                   1,292              0
                                                            -----------
Total other income (expense)                                      1,292              0
                                                            -----------

Income (Loss) before extraordinary item                        (207,602)           578
Extraordinary gain on prepetitioned liabilities                       0      2,564,734
                                                                           -----------
Net Income (Loss)                                           $  (207,602)   $ 2,565,312
                                                            ===========    ===========
Basic and diluted earnings (loss) per common share:

Income (loss) before extraordinary item                           (0.02)          0.00
Extraordinary item                                                (0.00)          9.90
                                                            -----------    -----------
Net income (loss)                                           $     (0.02)   $      9.90
                                                            ===========    ===========
Weighted Average Common Shares Outstanding                    8,755,104        259,038
                                                            ===========    ===========





            See Accompanying Notes To These Unaudited Financial Statements.

Xdogs.com, Inc.
(fka The Sled Dogs Company)
Unaudited Statement Of Cash Flow



                                                      3 Months       3 Months
                                                        Ended          Ended
                                                        June           June
                                                      30, 1999       30, 1998
                                                     -----------    -----------

Cash Flows From Operating Activities:

Net Income (loss)                                    $  (207,602)   $ 2,565,312

Adjustments to reconcile net income (loss) to net cash used in operating activities:

Extraordinary item                                                   (2,564,734)
Depreciation and amortization                                225         32,369
(Increase) in prepaid expenses                            (4,000)             0
(Decrease) In Accounts Payable                           (14,336)             0
Increase (Decrease) in other accrued expenses                 66         (7,374)
                                                     -----------    -----------
Net Cash Flows From (Used In) Operations                (225,647)        25,573
                                                     -----------    -----------
Cash Flows From Investing Activities:

Purchase of property and equipment                        (4,276)             0

Net Cash Flows (Used In) Investing Activities:            (4,276)             0
                                                     -----------    -----------
Cash Flows From Financing Activities:

Cash in Excess of Bank Balance                                 0        (18,748)
Net proceeds from sale of common stock                   417,719              0
Net Cash Flows Provided By (Used In) Financing
  Activities                                             417,719        (18,748)
                                                     -----------    -----------
Net Increase In Cash and cash equivalent                 187,796          6,825
Cash and cash equivalents at beginning of period          86,919          6,424
                                                     -----------    -----------
Cash and cash equivalents at end of period           $   274,715    $    13,249
                                                     ===========    ===========
Supplementary Disclosure Of Cash Flow Information:

Interest Paid                                        $         0    $         0
                                                     ===========    ===========



         See Accompanying Notes To These Unaudited Financial Statements.

Xdogs.Com, Inc.
Notes To Unaudited Financial Statements
For The Three Month Period Ended June 30, 1999


Note 1 - Unaudited Financial Information

The unaudited financial information included for the three month interim period ended June 30, 1999 were taken from the books and records without audit. However, such information reflects all adjustments (consisting only of normal recurring adjustments, which are of the opinion of management, necessary to reflect properly the results of interim period presented). The results of operations for the three month period ended June 30, 1999 are not necessarily indicative of the results expected for the fiscal year ended March 31, 2000.

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

Note 4 - Financial Statements

Management has elected to omit substantially all footnotes relating to the condensed financial statements of the Company included in the report. For a complete set of footnotes, reference is made to the Company's Report on Form 10K-SB for the year ended March 31, 1999 as filed with the Securities and Exchange Commission and the audited financial statements included therein

                                PART I - ITEM 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References in this document to "us," "we," or "the Company" refer to Xdogs.com, Inc., its predecessor, and its subsidiary.

The following information should be read in conjunction with the consolidated condensed financial statements and the notes thereto included in Item 1 of this Quarterly Report, and the financial statements and the notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations contained our Company's Annual Report on Form 10-KSB for the year ended March 31, 1999.

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

         As of June 30, 1999, we had current assets of $296,048 and total assets of $300,099. This compares with current assets and total assets of $104,252 as of March 31, 1999. We had no outstanding liabilities subject to compromise as of June 30, 1999, compared to liabilities subject to compromise of $32,438 as of March 31, 1999.

         For the three months ended June 30, 1999, we had no revenue or cost of goods sold. We had a net loss from operations of $208,894. We had no compromise of claims under our reorganization for the three months ended June 30, 1999 compared to an extraordinary gain of $2,564,734 as of March 31, 1999. We had a net loss of $0.02 per share.

         Our plan for the fiscal year ended March 31, 2000 is to implement our plan to develop into an internet seller of action sports hard goods and related apparel. While we anticipate generating substantial revenues during the fiscal year ended March 31, 2000, we do not expect to be profitable during this period. Our plan for the fiscal year ended March 31, 2000 is to continue the restructuring of our operations, focus on developing our e-commerce presence, and finalize our business plan.

LIQUIDITY AND CAPITAL RESOURCES

         Our cash and cash equivalents were $274,715 on June 30, 1999, compared to $13,249 on June 30, 1998.

         During the fiscal quarter ended June 30, 1999, our investing activities used $4,276, compared to no cash for the fiscal quarter ended June 30, 1998.

         Financing activities generated $417,719 from the sale of common stock for the fiscal quarter ended June 30, 1999, as compared to a use of cash of $18,748 in the same period in 1998.

         As of June 30, 1999, we remained essentially insolvent and working toward a reorganization of our operations.

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

          27 -- Financial Data Schedule

     b.   No reports on Form 8-K


                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                       XDOGS.COM, INC.

Dated: March 1, 2000                  /s/ Kent Rodriguez
                                      ------------------------------------
                                      Kent Rodriguez, Chairman and
                                      Chief Executive Officer
                                      (Principal Executive Officer)

                                 EXHIBIT INDEX

EXHIBIT
  NO.               DESCRIPTION
-------             -----------

  27          Financial Data Schedule