Form 10QSB
period 1999-09-30
XDOGS COM INC
filed 2000-03-01
CIK 918573

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549

                                  FORM 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the quarter ended September 30, 1999
                         Commission file number 1-12850

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

                           --------------------------

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 8,965,104 shares of Common Stock, $.01 par value per share, outstanding as of September 30, 1999.

                                 XDOGS.COM,INC.
               FORM 10-QSB QUARTERLY REPORT FOR THE QUARTER ENDED
                               September 30, 1999

                               TABLE OF CONTENTS

Part I - Financial Information

     Item 1. Financial Statements

         Condensed Consolidated Balance Sheets - September 30, 1999 and March
           31, 1999

         Condensed Consolidated Statements of Operations for the Six Months ended September 30, 1999 and 1998

         Condensed Consolidated Statements of Cash Flows for the Six Months ended September 30, 1999 and 1998

         Notes to Condensed Consolidated Financial Statements - September 30,
           1999

     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Part II - Other Information

     Item 1. Legal Proceedings

     Item 3. Defaults on Senior Securities

     Item 6. Exhibits and Reports on Form 8-K

Xdogs.com, Inc.
(fka The Sled Dogs Company)
Balance Sheet

                                                Unaudited
                                                September         March
                                                 30, 1999        31, 1999
                                               -----------     ----------
ASSETS

Current Assets:

Cash and cash equivalents                      $   162,075      $ 86,919

Prepaid Expenses                                    13,333        17,333
                                               -----------      --------

Total Current Assets                               175,408       104,252
                                               -----------      --------
Property and equipment                              14,144             0
Less Accumulated Depreciation                         (654)            0
                                               -----------
Net Property and Equipment                          13,490             0


Other Assets - Deposits                             13,541             0
                                               -----------      --------
TOTAL ASSETS                                   $   202,439      $104,252
                                               ===========      ========
LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES

Accounts Payable                               $    28,505      $ 17,150
Liabilities Subject to Compromise                        0        32,438
                                               -----------      --------
Total current liabilities                           28,505        49,588
                                               -----------      --------


SHAREHOLDERS' EQUITY:

Convertible preferred stock, Series A, par
  value $.10 per share;
   Authorized 1,000,000 Shares; Issued
   and outstanding -0-                                   0             0

Common Stock, $.01 Par Value;
   Authorized 20,000,000 Shares; Issued
   and outstanding 8,965,104 shares at
   September 30, 1999
   and 6,604,625 shares at March 31, 1999           89,651        66,046

Additional paid-in capital                       1,592,706       513,828

Common Stock Paid for but not Issued                     0       564,514

Accumulated deficit                             (1,508,423)
                                               -----------
TOTAL SHAREHOLDERS' EQUITY                         173,934        54,664
                                               -----------      --------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY     $   202,439      $104,252
                                               ===========      ========

               See Accompanying Notes To These Unaudited Financial

Xdogs.com, Inc.
(fka The Sled Dogs Company)
Unaudited Statement Of Operations

                                               3 Months         3 Months
                                                 Ended            Ended
                                               September        September
                                               30, 1999          30, 1998
                                             -----------      -----------
Revenue:                                     $         0       $     547
Cost of goods sold                                     0               0
                                             -----------       ---------
Gross margin                                           0             547
                                             -----------       ---------
Costs and expenses:

General and administrative                       211,165         173,578
                                             -----------       ---------
Total costs and expenses                         211,165         173,578
                                             -----------       ---------
(Loss) From Operations                          (211,165)       (173,031)

Other income (expense)

Interest income                                       68               0
                                             -----------       ---------
Total other income (expense)                          68               0
                                             -----------       ---------
Net (Loss)                                      (211,097)       (173,031)
                                             ===========       =========
Basic (Loss) Per Common Share                $     (0.02)      $   (0.21)
                                             ===========       =========
Weighted Average Common Shares Outstanding     8,965,104         818,448
                                             ===========       =========

         See Accompanying Notes To These Unaudited Financial Statements.

Xdogs.com, Inc.
(fka The Sled Dogs Company)
Unaudited Statement Of Operations

                                                    6 Months       6 Months
                                                     Ended          Ended
                                                   September      September
                                                    30, 1999       30, 1998
                                                  -----------     ----------
Revenue:                                          $         0     $   11,487
Cost of goods sold                                          0              0
                                                  -----------     ----------

Gross margin                                                0         11,487
                                                  -----------     ----------

Costs and expenses:

Other general and administrative                      420,059        183,940
                                                  -----------     ----------

Total costs and expenses                              420,059        183,940
                                                  -----------     ----------

(Loss) from operations                               (420,059)      (172,453)

Other income (expense)

Interest income                                         1,360              0
                                                  -----------     ----------

Total other income                                      1,360              0
                                                  -----------     ----------

(Loss) before extraordinary item                     (418,699)      (172,453)

Extraordinary gain on prepetitioned liabilities             0      2,564,734
                                                  -----------     ----------

Net Income (Loss)                                 $  (418,699)    $2,392,281
                                                  ===========     ==========
Basic and diluted earnings (loss) per common
  Share before:

(Loss) before extraordinary items                       (0.05)         (0.21)
Extraordinary item                                       0.00           3.13
                                                  -----------     ----------

Net income (loss)                                       (0.05)          2.92

Weighted Average Common Shares Outstanding          8,860,104        818,448
                                                  ===========     ==========

         See Accompanying Notes To These Unaudited Financial Statements.

Xdogs.com, Inc.
(fka The Sled Dogs Company)
Unaudited Statement Of Cash Flow

                                                     6 Months     6 Months
                                                      Ended        Ended
                                                    September    September
                                                     30, 1999     30, 1998
                                                    ---------    ---------

Cash Flows From Operating Activities:

Net Income (loss)                                  $(418,699)   $ 2,392,281

Adjustments to reconcile net income (loss) to net cash used in operating activities:


Extraordinary item                                         0     (2,564,734)
Depreciation and amortization                            654         32,369

(Increase) in accounts receivable                  $       0    $    (5,500)
Decrease in prepaid expenses                           4,000              0
(Increase) in deposits                               (13,541)             0
(Decrease) in prepetitioned liabilities              (32,438)             0
Increase in accounts payable                          11,355              0
Increase (Decrease) in other accrued expenses              0         42,505
                                                   ---------    -----------

Net Cash Flows (Used In) Operations                 (448,669)      (103,079)
                                                   ---------    -----------

Cash Flows From Investing Activities:

Purchase of property and equipment                   (14,144)             0
                                                   ---------    -----------

Net Cash Flows (Used In) Investing Activities:       (14,144)             0
                                                   ---------    -----------

Cash Flows From Financing Activities:

Cash in excess of bank balance                             0        (18,748)
Net proceeds from sale of common stock               537,969        126,055
                                                   ---------    -----------

Net Cash Flows Provided By Financing Activities      537,969        107,307


Net Increase In Cash and cash equivalents             75,156          4,228

Cash and cash equivalents at beginning of period      86,919          6,424
                                                   ---------    -----------

Cash and cash equivalents at end of period         $ 162,075    $    10,652
                                                   =========    ===========
Supplementary Disclosure Of Cash Flow
  Information:

Interest Paid                                      $       0    $         0
                                                   =========    ===========

         See Accompanying Notes To These Unaudited Financial Statements.

Xdogs.Com, Inc.
Notes To Unaudited Financial Statements
For The Six Month Period Ended September 30, 1999


Note 1 - Unaudited Financial Information

The unaudited financial information included for the three and six month interim period ended September 30, 1999 were taken from the books and records without audit. However, such information reflects all adjustments (consisting only of normal recurring adjustments, which are of the opinion of management, necessary to reflect properly the results of interim period presented). The results of operations for the six month period ended September 30, 1999 are not necessarily indicative of the results expected for the fiscal year ended March 31, 2000.

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

         Our most significant accomplishment for the period ended September 30, 1999 was our execution of a distribution agreement with Berghaus Limited. Under this agreement, we became their North American distributor. Berghaus Limited is a manufacturer of outdoor sporting goods, including performance clothing, footwear, and equipment. We anticipate that this relationship will lead to substantial revenues in the next fiscal year.

         As of September 30, 1999, we had current assets of $175,408 and total assets of $202,439. This compares with current and total assets of $104,252 as of March 31, 1999. We had no liabilities subject to compromise, compared to liabilities subject to compromise of $32,438 as of March 31, 1999.

         For the three months ended September 30, 1999, we had no revenue or cost of goods sold. We had a net loss from operations of $211,165. We had a loss per share of $0.02.

         For the six months ended September 30, 1999, we had no revenue or cost of goods sold. We had a net loss from operations of $420,059. We had a basic loss for the six month period per share of $0.05.

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

LIQUIDITY AND CAPITAL RESOURCES

         Our cash and cash equivalents were $162,075 on September 30, 1999, compared to $10,652 on September 30, 1998. During the fiscal quarter ended September 30, 1999, our investing activities used $14,144, compared to no cash for the fiscal quarter ended September 30, 1998.

         We sold $537,969 worth of common shares during the period to finance our activities. As of September 30, 1999, we were essentially insolvent and working toward a reorganization of our operations.

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

                                       XDOGS.COM, INC.

Dated: March 1, 2000                   /s/ Kent Rodriguez
                                       -----------------------------------
                                       Kent Rodriguez, Chairman and
                                       Chief Executive Officer
                                       (Principal Executive Officer)

                               INDEX TO EXHIBITS

EXHIBIT
  NO.                  DESCRIPTION
-------                -----------

  27            Financial Data Schedule