Form 10QSB
period 1999-12-31
XDOGS COM INC
filed 2000-03-01
CIK 918573

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549

                                  FORM 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the quarter ended December 31, 1999
                         Commission file number 1-12850

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

                            ------------------------

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 9,755,104 shares of Common Stock, $.01 par value per share, outstanding as of December 31, 1999.

                                 XDOGS.COM, INC.
               FORM 10-QSB QUARTERLY REPORT FOR THE QUARTER ENDED
                               December 31, 1999

                               TABLE OF CONTENTS

Part I - Financial Information

     Item 1. Financial Statements

Condensed Consolidated Balance Sheets - December 31, 1999 and March 31, 1999

         Condensed Consolidated Statements of Operations for the Nine Months ended December 31, 1999 and 1998

         Condensed Consolidated Statements of Cash Flows for the Nine Months ended December 31, 1999 and 1998

         Notes to Condensed Consolidated Financial Statements - December 31,
           1999

     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Part II - Other Information

     Item 1. Legal Proceedings

     Item 3. Defaults on Senior Securities

     Item 6. Exhibits and Reports on Form 8-K

Xdogs.com, Inc.
(fka The Sled Dogs Company)
Balance Sheet

                                             Unaudited
                                              December       March
                                              31, 1999      31, 1999
                                             ----------    ----------
ASSETS

Current Assets:

Cash and cash equivalents                    $  104,219    $   86,919
Prepaid expenses                                  5,333        17,333
                                             ----------    ----------
Total Current Assets                            109,552       104,252
                                             ----------    ----------
Property and equipment                           73,017             0
Less Accumulated Depreciation                    (2,166)            0
                                             ----------    ----------
Net Property and Equipment                       70,851             0
Other Assets - Deposits                          13,541             0
                                             ----------    ----------

TOTAL ASSETS                                 $  193,944    $  104,252
                                             ==========    ==========

LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES

Accounts Payable                             $  106,975        17,150
Liabilities Subject to Compromise                     0        32,438
                                             ----------    ----------
Total current liabilities                       106,975        49,588

SHAREHOLDERS' EQUITY:

Convertible preferred stock, Series A,
 par value $.10 per shares
 Authorized 1,000,000 Shares; Issued
 and outstanding -0-                                  0             0
Common Stock, $.01 Par Value;
 Authorized 20,000,000 Shares; Issued
 and outstanding 9,755,104 shares at
 December 31, 1999 and 6,604,625 shares
 at March 31, 1999                               97,551        66,046
Additional paid-in capital                    1,857,406       513,828
Common Stock Paid for but not Issued                  0       564,514
Accumulated deficit                          (1,867,988)   (1,089,724)
                                             ----------    ----------

TOTAL SHAREHOLDERS' EQUITY                       86,969        54,664
                                             ----------    ----------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY   $  193,944    $  104,252
                                             ==========    ==========

          See Accompanying Notes To These Unaudited Financial Statement

Xdogs.com, Inc.
(fka The Sled Dogs Company)
Unaudited Statement Of Operations


                                              3 Months       3 Months
                                               Ended          Ended
                                              December       December
                                              31, 1999       31, 1998
                                            ------------   ------------
Revenue:                                    $          0   $          0

Cost of goods sold                                     0              0
                                            ------------   ------------
Gross margin                                           0              0
                                            ------------   ------------
Costs and expenses:
General and administrative                       359,565        381,570
                                            ------------   ------------
Total costs and expenses                         359,565        381,570
                                            ------------   ------------
Net (loss) from operations                      (359,565)      (381,570)
Other income (expense)
Interest expense                                       0              0
Interest income                                        0              0
                                            ------------   ------------
Total other income (expense)                           0              0
                                            ------------   ------------
Net (Loss)                                      (359,565)      (381,570)
                                            ============   ============
Basic (Loss) Per Common Share                      (0.04)         (0.24)
                                            ============   ============
Weighted Average Common Shares Outstanding     9,755,104      1,618,262
                                            ============   ============


         See Accompanying Notes To These Unaudited Financial Statements.

Xdogs.com, Inc.
(fka The Sled Dogs Company)
Unaudited Statement Of Operations


                                                       9 Months          9 Months
                                                        Ended             Ended
                                                       December          December
                                                       31, 1999          31, 1998
                                                      -----------       ----------
Revenue:                                              $         0       $   11,487

Cost of goods sold                                              0                0
                                                      -----------       ----------
Gross margin                                                    0           11,487
                                                      -----------       ----------
Costs and expenses:
General and administrative                                779,624          565,510
                                                      -----------       ----------
Total costs and expenses                                  779,624          565,510
                                                      -----------       ----------
(Loss) from operations                                   (779,624)        (554,023)
Other income (expense)
Interest & other income                                     1,360                0
                                                      -----------       ----------
Total other income (expense)                                1,360                0
                                                      -----------       ----------
(Loss) before extraordinary item                         (778,264)        (554,023)
Extraordinary gain on prepetitioned liabilities                 0        2,564,734
                                                      -----------       ----------
Net (Loss)                                               (778,264)      $2,010,711
                                                      ===========       ==========

Basic and diluted earnings (Loss) per common share:

Income (loss) before extraordinary item                     (0.08)           (0.34)
Extraordinary item                                           0.00             1.58
                                                      -----------       ----------
Net income (loss)                                           (0.08)      $     1.24
                                                      ===========       ==========
Weighted Average Common Shares Outstanding              9,228,437        1,618,262
                                                      ===========       ==========


         See Accompanying Notes To These Unaudited Financial Statements.

Xdogs.com, Inc.
(fka The Sled Dogs Company)
Unaudited Statement Of Cash Flow


                                                        9 Months        9 Months
                                                          Ended          Ended
                                                        December        December
                                                        31, 1999        31, 1998
                                                       -----------     -----------
Cash Flows From Operating Activities:

Net Income (Loss)                                         (778,264)    $ 2,010,711
Adjustments to reconcile net income (loss)
 to net cash used in operating activities:

Extraordinary item                                               0      (2,564,734)
Depreciation and amortization                                2,166          32,369
Common Stock Issued for Services                                 0         286,032
(Increase) in accounts receivable                      $         0          (5,500)
Decrease in prepaid expenses                                12,000               0
(Increase) in deposits                                     (13,541)              0
Increase in accounts payable                                89,825               0
(Decrease) in prepetitioned liabilities                    (32,438)              0
(Decrease) in other accrued expenses                             0          (3,497)
                                                       -----------     -----------
Net Cash Flows (Used In) Operations                       (720,252)       (244,619)
                                                       -----------     -----------

Cash Flows From Investing Activities:

Purchase of property and equipment                         (73,017)              0
                                                       -----------     -----------

Net Cash Flows (Used In) Investing Activities:             (73,017)              0
                                                       -----------     -----------

Cash Flows From Financing Activities:

Cash in excess of bank balance                                   0         (18,748)
Net Proceeds from Sale of Common Stock                     810,569         261,773
                                                       -----------     -----------
Net Cash Flows Provided By Financing                       810,569         243,025
                                                       -----------     -----------
Net Increase (Decrease) In Cash and cash equivalent         17,300          (1,594)
Cash and cash equivalents at beginning of period            86,919           6,424
                                                       -----------     -----------

Cash and cash equivalents at end of period             $   104,219     $     4,830
                                                       ===========     ===========

Supplementary Disclosure Of Cash Flow
Information:

Interest Paid                                          $         0     $         0
                                                       ===========     ===========
Common Stock Issued for Services                       $         0     $   286,032
                                                       ===========     ===========


         See Accompanying Notes To These Unaudited Financial Statements.

Xdogs.com
(fka The Sled Dog Company)
Notes To Unaudited Financial Statements
For The Nine Month Period Ended December 31, 1999


Note 1 - Unaudited Financial Information

The unaudited financial information included for the three and nine month interim period ended December 31, 1999 were taken from the books and records without audit. However, such information reflects all adjustments (consisting only of normal recurring adjustments, which are of the opinion of management, necessary to reflect properly the results of interim period presented). The results of operations for the nine month period ended December 31, 1999 are not necessarily indicative of the results expected for the fiscal year ended March 31, 2000.

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

         Our most significant accomplishment this fiscal year was our execution of a distribution agreement with Berghaus Limited. Under this agreement, we became their North American distributor. Berghaus Limited is a manufacturer of outdoor sporting goods, including performance clothing, footwear, and equipment. We anticipate that this relationship will lead to substantial revenues in the next fiscal year.

         As of December 31, 1999, we had total current assets of $109,552 and total assets of $193,944. This compares with current assets and total assets of $104,252 as of March 31, 1999. We had no liabilities subject to compromise compared to liabilities subject to compromise of $32,438 as of March 31, 1999..

         For the three months ended December 31, 1999, we had no revenue. We had no cost of goods sold. We had a net loss from operations of $359,565. We had a loss for the three month period per share of $0.04.

         For the nine months ended December 31, 1999, we had no revenue or cost of goods sold. We had a net loss from operations of $778,264. We had a loss for the nine month period per share of $0.08.

         For the fiscal year ended March 31, 2000 we anticipate implementing our plan to develop into an internet seller of action sports hard goods and related apparel. We plan to actively develop our relationship with Berghaus Limited. While we anticipate generating substantial revenues under our agreement with Berghaus Limited during the fiscal year ended March 31, 2000, we do not expect to be profitable during this period.

LIQUIDITY AND CAPITAL RESOURCES

         Our cash and cash equivalents were $104,219 on December 31, 1999, compared to $4,830 on December 31, 1998.

         During the fiscal quarter ended December 31, 1999, our investing activities used $73,017, compared to no cash for the fiscal quarter ended December 31, 1999.

         We sold $810,569 worth of common shares during the period to finance our activities. As of December 31, 1999, we remained essentially insolvent and working a reorganization of our operations.

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

          Exhibit 27 -- Financial Data Schedule

     b.   No reports on Form 8-K


                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                       XDOGS.COM, INC.

Dated: March 1, 2000                   /s/ Kent Rodriguez
                                       -------------------------------
                                       Kent Rodriguez, Chairman and
                                       Chief Executive Officer
                                       (Principal Executive Officer)

                               INDEX TO EXHIBITS

EXHIBIT
  NO.                  DESCRIPTION
-------                -----------

  27            Financial Data Schedule