Form 10KSB40
period 2000-03-31
XDOGS COM INC
filed 2000-07-13
CIK 918573

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                                  -------------

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended March 31, 2000
                         Commission file number 1-12850

                                 XDOGS.COM, INC.
        (Exact name of small business issuer as specified in its charter)

                      527 MARQUETTE AVE. SOUTH, SUITE 2100
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Our revenues for our most recent fiscal year were $2,342

The aggregate market value of the Company's common stock held by non-affiliates of the Company on March 31, 2000 was approximately $21,820,000 computed by reference to the closing bid price as quoted on that date.

Check whether the Company has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act after the distribution of securities under a plan confirmed by a court. Yes X No

We have one class of equity securities outstanding: Common Stock, $.01 par value per share. On March 31, 2000, there were 9,685,104 shares outstanding. As of June 30, 1998, the date of our reorganization in Bankruptcy, our common shares were subject to a 54 for 1 reverse split. All references to our shares in this Registration Statement include the effect of the 54 for 1 reverse split of our common stock.

                                 XDOGS.COM, INC.

           FORM 10-KSB ANNUAL REPORT FOR THE YEAR ENDED MARCH 31, 2000


                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----
PART I
             ITEM 1. BUSINESS
             ITEM 2. PROPERTIES
             ITEM 3. LEGAL PROCEEDINGS
             ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF
                        SECURITY HOLDERS

PART II
             ITEM 5. MARKET FOR THE COMPANY'S
                        COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
             ITEM 6. MANAGEMENT'S DISCUSSION AND
                        ANALYSIS OF FINANCIAL CONDITION AND RESULTS  OF
                        OPERATIONS
             ITEM 7. FINANCIAL STATEMENTS
             ITEM 8. CHANGES IN AND DISAGREEMENTS
                        WITH ACCOUNTANTS ON ACCOUNTING AND
                        FINANCIAL DISCLOSURE

PART III
             ITEM 9. DIRECTORS, EXECUTIVE OFFICERS,
                        PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH
                        SECTION 16(A) OF THE EXCHANGE ACT
             ITEM 10. EXECUTIVE COMPENSATION
             ITEM 11. SECURITY OWNERSHIP OF CERTAIN
                         BENEFICIAL OWNERS AND MANAGEMENT
             ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
             ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

    SIGNATURES
    ----------

         References in this document to "us," "we," or "the Company" refer to Xdogs.com, Inc., its predecessor, and its subsidiary.

                                     PART I

ITEM 1. BUSINESS

GENERAL

         We had operations as of March 31, 2000. We had filed for protection under Chapter 11 of the U.S. Bankruptcy Code on November 5, 1997. The Plan of Reorganization was approved on June 30, 1998; and the Order and Final Decree closing the Chapter 11 case was issued on September 10, 1998.

HISTORY

         Prior to our Bankruptcy reorganization, we had historically marketed, manufactured and distributed Sled Dogs(TM) brand snow skates and related accessories. The prototype to the snow skate was developed by Hannes Jacob, a Swiss citizen.

         In March 1994, we completed an initial public offering of 1,750,000 shares of common stock and received net proceeds of $7,101,862.

         We were originally incorporated in Colorado under the name Snow Runner
(USA), Inc. in April 1991. In June 1991, our name was changed to Snow Runner Holdings, Inc. We were the general partner of Snow Runner (USA) Ltd., a Colorado limited partnership (the "Partnership"). The Partnership was dissolved in August 1992 and our name was changed to Snow Runner (USA) Inc. In late 1993, we relocated our operations to Minnesota and, in January 1994, changed our name to SnowRunner, Inc. In November 1994, we changed our name to The Sled Dogs Company. All assets owned by The Sled Dogs Company were transferred in a full and final settlement with Norwest Credit, Inc. in March, 1999. In May, 1999, we changed our state of domicile to Nevada and our name to Xdogs.com, Inc.


PROPOSED BUSINESS

         As of March 31, 2000, we had limited operations and should be considered to have limited operations and to be undercapitalized. It is our intention to develop into a wholesale distributor and Internet retailer of outdoor sports and lifestyle apparel.

         We provide the North American market access to a unique portfolio of products not currently available. The Company's distribution relationships are with European manufacturers of best-in-class outdoor sports and lifestyle clothing and equipment that are new to the North American market but have dominant market share in their respective markets. Offering exclusive and unique product lines differentiates the Company from its competitors and is a key to its competitive advantage. We will build our brand through traditional wholesale distribution as well as direct on-line sales to consumers. We are building a dynamic and vibrant on-line community that builds brand awareness, supports the Company's retail dealers, and increases the level of consumer interest in the outdoor active lifestyle.

         Our activities benefit its manufacturing partners, retail dealers and Internet based community by:


           o Providing manufacturers access to the North American market through wholesale distribution and via Internet sales and marketing on www.xdogs.com.

           o Increasing retailer sales by attracting customers interested in unique, "best-in-class" products for the outdoor lifestyle.

           o  Creating a strong community within the XDOGS.COM website.

           o Giving community members access to unique products, technical information, product reviews, expert advice, testimonials, outdoor news, schedules for action and outdoor sports, trip planning and packing checklists for a variety of events.

           o  Giving visitors a unique and user-friendly shopping experience.

         We have formed partnerships with experts in merchandising, e-commerce, website development, inventory management and fulfillment, wholesale and retail sales and marketing. These partners are critical to the success of our sales strategies.

         For the period ended March 31, 2000, we entered into several distribution agreements. All of these agreements are for limited periods and territories of exclusivity and are subject to performance criteria on our part. We anticipate that these relationships will lead to substantial revenues in the next fiscal year.

         In September, 1999 we executed a distribution agreement with Berghaus Limited. Under this agreement, we became their North American distributor. Berghaus Limited is a manufacturer of outdoor sporting goods, including performance clothing, footwear, and equipment.

         In January, 2000 we executed a distribution agreement with Oxbow, S.A. Under this agreement, we became their exclusive North American distributor (excluding the Caribbean basin). Oxbow, S.A. manufacturers of outdoor sportswear, including footwear, luggage, business bags and pouches.

         In February, 2000 we executed a distribution agreement with Metzler Design Brillenvertrieb GmbH. Under this agreement, we became their exclusive North American distributor. Metzler Design Brillenvertrieb GmbH. is a manufacturer of eyewear under the Lumen trademark.

         Subsequent to the fiscal year end, in June, 2000, we executed a distribution agreement with Gaastra International Sportswear, B.V. Under this agreement, we became their exclusive North American distributor (excluding the Caribbean basin).Gaastra International Sportswear, B.V. manufacturers of sports clothing and equipment.

COMPETITION

         The operations in which we propose to engage will be extremely competitive and subject to numerous risks. Selling on the Internet is new and highly competitive, with many companies having access to the same market. The profitability of this business is unproven. Further, the barriers to entry are not substantial. It is expected that most, if not all of our potential competitors have greater financial resources and longer operating histories than ours and can be expected to compete within the business which we plan to engage. We plan to use the Internet to give ourselves the marketing edge to be able to compete. Although we expect ultimately to be competitive in the markets in which we compete, there can be no assurance that we will have the necessary resources to be competitive.

PATENTS, TRADEMARKS, AND PROPRIETARY RIGHTS

         As of March 31, 2000, we owned registered trademarks "Extreme Dog" and "the Extreme Dogs" logo with the U.S. Patent and Trademark Office. We had also filed for U.S. trademark registration for the trademark "Life Without Limits". While we are not aware of any conflicting trademark rights owned by other parties, no assurance can be given that no such rights exist. We disposed of certain of its registered marks as a result of our settlement agreement with Norwest Credit, Inc. in 1999.

         With respect to our foreign patent and trademark filings, no assurance can be given that we will secure patent or trademark registrations in all foreign countries in which applications are now pending or in which applications are expected to be filed sometime in the future, or that we will maintain all existing applications or registrations.

EMPLOYEES

         As of March 31, 2000, we had fourteen employees, including three executive and eleven staff members. At that time, our directors and officers managed our corporate affairs. Since February 1, 1998, Mr. Rodriguez, our President, had been accruing a monthly salary of $7,000, plus a $500 per month car allowance. On November 23, 1999, we entered into a five year employment agreement with Mr. Rodriguez. Under the terms of the agreement, we accrue $5,000 per month in salary for him. He has stock options to acquire up to 550,000 common shares at exercise prices between $1.00 and $3.00 per share within five years of the date of the grant. Mr. Rodriguez will be entitled to a five percent fee, payable in stock, on funds raised by him. Otherwise, no officer or director is paid a salary. Our employees are not represented by any collective bargaining organization.

RESEARCH AND DEVELOPMENT

     Our expenditures for research and development activities amounted to $-0-in 2000 and 1999.

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

ITEM 2. PROPERTIES

         Our corporate office is located at 527 Marquette Ave. South, Suite 2100, Minneapolis, Minnesota 55402. This office space is leased from an unaffiliated third party for $6700 per month on a lease ending December 31, 2003. We do not plan to maintain manufacturing facilities. All manufacturing is planned to be done by third party contractors.

ITEM 3. LEGAL PROCEEDINGS

         As of March 31, 2000, neither we, nor any of our officers or directors, in their capacities as such were the subject of any material, pending or threatened legal proceeding, and Management is not aware of any contemplated action against us or such officers or directors.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the Company's shareholders during the fourth quarter of fiscal year 2000.

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

Fiscal Year ended 2000              High             Low
                                    ----             ---
    First Quarter
Common Shares                       $4.50            $2.187

    Second Quarter
Common Shares                       $4.375           $2.75

    Third Quarter
Common Shares                       $6.25            $2.062

    Fourth Quarter
Common Shares                       $4.625           $3.125


Fiscal Year Ended 1999              High             Low
                                    ----             ---
    First Quarter
Common Shares                       $0.06            $0.04

    Second Quarter
Common Shares                       $3.00            $0.04

    Third Quarter
Common Shares                       $0.63            $0.13

    Fourth Quarter
Common Shares                       $3.25            $0.34

         (b)      Approximate Number of Holders of Common Stock

         As of March 31, 2000, a total of 9,685,104 shares of our Common Stock were outstanding and the number of holders of record of our common stock at that date was approximately 1,000. However, we estimate that it has a significantly greater number of shareholders because a substantial number of our shares are held in nominee names by our market makers.

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

         As of March 31, 2000, we had limited operations. We were in the process of implementing our business plan to develop into a seller of action sports hard goods and related apparel. Our most significant accomplishment for the period ended March 31, 2000 was our execution of distribution agreements with Berghaus, Limited, Oxbow, S.A., and Metzler Design Brillenvertrieb, GmbH. We have become the North American distributor for these companies. We anticipate that these relationships will begin generating substantial revenues in the next fiscal year.

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

         With the changes made under "fresh-start accounting," as of March 31, 1999, we had current assets and total assets of $104,252. We had outstanding liabilities not subject to compromise of $17,150 and liabilities subject to compromise of $32,438. As of March 31, 2000, we had current assets of $325,332 and total assets of $607,700.

         After implementing "fresh-start accounting," we had total sales of $34,829 for the period ended March 31, 1999. We had net sales of $2,342 for the period ended March 31, 2000. We had no cost of goods sold during the period ended March 31, 1999 and had selling, general, and administrative expenses of $545,739. We had no cost of goods sold during the period ended March 31, 2000 and had selling, general, and administrative expenses of $6,469,713. This amount included the issuance of common shares, options, and warrants with a fair value of $4,630,684. We had an interest expense of $84,620 during the period ended March 31, 1999 and interest expense of $859 during the period ended March 31, 2000. Our net loss during the period ended March 31, 1999, which included losses from continuing operations and reorganization items was $1,492,349, or a loss of $0.49 per share. We recorded an extraordinary gain of $402,625 on debt extinguishment during the period ended March 31, 1999. As a result of this extraordinary item, we had a net loss of $0.36 per share for the nine months ended March 31, 1999. We had a net loss during the period ended March 31, 2000, which only included losses from continuing operations, of $6,463,817, or a loss of $0.615 per share.

         Our plan for the fiscal year ended March 31, 2001 is to continue to implement our development into a seller of action sports hard goods and related apparel. We plan to actively develop our relationship with the companies with whom we have developed contracts during the last fiscal year. While we anticipate generating substantial revenues during the fiscal year ended March 31, 2001, we still do not expect to be profitable during this period.

LIQUIDITY AND CAPITAL RESOURCES

         Our cash and cash equivalents were $282,795 on March 31, 2000, compared to $86,919 on March 31, 1999. During the period ended March 31, 2000, our operations increased net cash by $195,876. This increase came primarily from the sale of securities during the period.

         During the nine months ended March 31, 1999, we had no investing activities. During the twelve months ended March 31, 2000, we used $302,485 in investing activities, which consisted of $106,792 for the purchase of equipment and $195,693 for the acquisition of distribution rights..

         Our financing activities for the period ended March 31, 1999 provided cash of $777,014, which consisted of proceeds from sales of common stock. We paid $293,206 in notes payable. Therefore, our net cash provided by financing activities was $483, 808, which we used for general and administrative expenses, as well as working capital. Our financing activities for the period ended March 31, 2000 provided cash of $1,865,686.

         As of March 31, 2000, we were at the beginning of the development of our business plan. We plan to raise additional capital during the coming fiscal year, but did not have any definitive plans as of March 31, 2000.

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



                           //////INSERT HERE/////




ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         Our Directors and Executive Officers as of March 31, 2000 are shown below:

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

ITEM 10. EXECUTIVE COMPENSATION

        Only one executive officer accrued compensation and no other executive officer or director accrued or received compensation in excess of $100,000 during the fiscal year ended March 31, 2000. Compensation does not include minor business-related and other expenses paid by us for our officers during fiscal year 2000 or 1998. Such amounts in the aggregate do not exceed $10,000.

        Our Chief Executive Officer, Mr. Kent Rodriguez, was paid $15,000 for the period ended March 31, 2000. He was issued a total of 3,374,102 shares in 1999 in exchange for compensation of $105,000 and a personal guaranty by him of $843,500 on one of our debts. On November 23, 1999, we entered into a five year employment agreement with Mr. Rodriguez. Under the terms of the agreement, we accrue $5,000 per month in salary for him. He has stock options to acquire up to 550,000 common shares at exercise prices between $1.00 and $3.00 per share within five years of the date of the grant. Mr. Rodriguez will be entitled to a five percent fee, payable in stock, on funds raised by him.

        Mr. Rodriguez accrued compensation of $15,000 for 1998, which included a salary of $7,000 per month and a $500 per month car allowance. No other executive officer or director accrued or received compensation for fiscal year 1998.

        From time to time, we have granted shares of our common stock as additional compensation to its officers and key employees for their services, as determined by our Board of Directors. During fiscal year 2000, no shares were granted to officers or key employees.

        As of March 31, 2000, we had no group life, or relocation plans in effect. Further, we have no pension plans or plans or agreements which provide compensation on the event of termination of employment or change in control of our Company. We do have a group health policy through Blue Cross/Blue Shield.

        We do not pay members of our Board of Directors any fees for attendance or similar remuneration, but reimburses them for any out-of-pocket expenses incurred by them in connection with our business.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding ownership of our Common Stock as of March 31, 2000 by (i) each person known by us to be the beneficial owner of more than five percent of our outstanding common stock; (ii) each director of our Company; and (iii) all executive officers and directors of our Company as a group. As of March 31, 2000, we had a total of 9,685,104 common shares issued and outstanding.

Names and Addresses               Beneficial                 Percent
of Beneficial Owner               Ownership                  of Class
Kent Rodriguez                    3,374,102                  34.8%
527 Marquette Ave. South
Suite 2100
Minneapolis, MN 55402

Craig Avery                         263,000                   2.7%
527 Marquette Ave. South
Suite 2100
Minneapolis, MN 55402

Robert Corliss                       25,000                   .26%
527 Marquette Ave. South
Suite 2100
Minneapolis, MN 55402

Douglas Barton                      105,000                   1.1%
527 Marquette Ave. South
Suite 2100
Minneapolis, MN 55402

Officers and Directors            3,767,102                 38.86%
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

     (b) Reports on Form 8-K. No report on Form 8-K was filed during the last quarter of fiscal year 2000.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  July 13, 2000                                XDOGS.COM, INC.

                                         /s/ Kent Rodriguez
                                         -------------------------------------
                                         Kent Rodriguez, President
                                         and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Company in the capacities and on the dates indicated.

Signature and Title                                               Date
--------------------                                              ----

/s/ Kent Rodriguez                                            July 13, 2000
----------------------------
Kent Rodriguez, President,
Chief Executive Officer and
Director (Principal Executive Officer)

/s/ Craig Avery                                                July 13, 2000
----------------------------
Craig Avery, Chief Financial Officer, Treasurer and
Secretary (Principal Financial and Accounting Officer)

/s/ Robert Corliss                                             July 13, 2000
----------------------------
Robert Corliss, Director

/s/ Douglas Barton                                             July 13, 2000
----------------------------
Douglas Barton, Director

                          EXHIBIT INDEX TO FORM 10-KSB


For the fiscal year                               Commission File Number 1-12850
ended March 31, 2000


Exhibit               Description
-------               -----------

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

3.2                   Restated Bylaws (Incorporated by reference to Exhibit 3.2 to                     *
                      Registration Statement on Form SB-2, Registration No.
                      33-74240C).

3.3                   Articles of Incorporation for the State of Nevada (Incorporated                  *
                      by reference to Exhibit 3.3 to Form 10-KSB, filed February, 2000).

3.4                   Articles of Merger for the Colorado Corporation and the Nevada                   *
                      Corporation (Incorporated by reference to Exhibit 3.4 to Form
                      10-KSB, filed February, 2000)

3.5                   Bylaws of the Nevada Corporation (Incorporated by reference to                   *
                      Exhibit 3.5 to Form 10-KSB, filed February, 2000).

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

10.38                 Market Representative Agreement, dated July 24, 1996, between                      *
                      the Company and Japan Business Link, Inc.

10.39                 Agency Services Agreement, dated July 26, 1996, between the                        *
                      Company and Williams Television Time, Inc.

10.40                 Telesales Service Agreement, dated August 12, 1996, between the                    *
                      Company and Icon Health & Fitness, Inc.

10.41                 Agreement, dated September 18, 1996, between the Company and                       *
                      Distribution Systems and Services Corporation

10.42                 Agreement with Berghaus Limited (Incorporated by reference to                      *
                      Exhibit 10.42 to Form 10-KSB, filed February, 2000).

10.43                 Agreement with Oxbow, S.A. dated January 24, 2000

10.44                 Agreement with Metzler Design Brillenvertrieb GmbH, dated February 6, 2000

10.45                 Agreement with Gaastra International Sportswear, B.V., dated June 1, 2000

13                    Portions of 1996 Annual Report to Shareholders                                     *

21                    List of Subsidiaries (Incorporated by reference to Exhibit 21 to Registration      *
                      Statement on Form SB-2, Registration No. 33-74240C).

27                    Financial data schedule


----------

*    Incorporated by reference to a previously filed exhibit or report.