Form 10KSB40/A
period 2000-03-31
XDOGS COM INC
filed 2000-07-18
CIK 918573

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 FORM 10-KSB/A
                                Amendment No. 1
                                 -------------

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

                                 XDOGS.COM, INC.

           FORM 10-KSB ANNUAL REPORT FOR THE YEAR ENDED MARCH 31, 2000


                                TABLE OF CONTENTS

                                                                                Page
                                                                                ----
PART I                                                                           1
             ITEM 1. BUSINESS                                                    1
             ITEM 2. PROPERTIES                                                  4
             ITEM 3. LEGAL PROCEEDINGS                                           4
             ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF
                        SECURITY HOLDERS                                         4

PART II                                                                          4
             ITEM 5. MARKET FOR THE COMPANY'S
                        COMMON EQUITY AND RELATED STOCKHOLDER MATTERS            4
             ITEM 6. MANAGEMENT'S DISCUSSION AND
                        ANALYSIS OF FINANCIAL CONDITION AND RESULTS  OF
                        OPERATIONS                                               6
             ITEM 7. FINANCIAL STATEMENTS                                        8
             ITEM 8. CHANGES IN AND DISAGREEMENTS
                        WITH ACCOUNTANTS ON ACCOUNTING AND
                        FINANCIAL DISCLOSURE                                    24

PART III                                                                        25
             ITEM 9. DIRECTORS, EXECUTIVE OFFICERS,
                        PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH
                        SECTION 16(A) OF THE EXCHANGE ACT                       25
             ITEM 10. EXECUTIVE COMPENSATION                                    27
             ITEM 11. SECURITY OWNERSHIP OF CERTAIN
                         BENEFICIAL OWNERS AND MANAGEMENT                       28
             ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS            28
             ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K                          28

    SIGNATURES                                                               29-30


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

ITEM 2. PROPERTIES

         Our corporate office is located at 527 Marquette Ave. South, Suite 2100, Minneapolis, Minnesota 55402. This office space is leased from an unaffiliated third party for $6700 per month on a month-to-month lease. We do not plan to maintain manufacturing facilities. All manufacturing is planned to be done by third party contractors.

ITEM 3. LEGAL PROCEEDINGS

         We are involved in two litigation matters, neither of which, in the opinion of our management, has any merit. The first matter is Henry Furst v. Xdogs.com, which is a breach of contract case brought in U.S. District Court for the District of Minnesota by Mr. Furst. He is seeking approximately $144,000 in damages. He has also brought an action for Summary Judgement, which is pending. The second matter is Millennium Holdings Group, Inc. and G. David Gordon v. Xdogs.com, Inc. and Kent Rodriguez, which is a case for breach of contract, slander and lost opportunity damages. The specific amount of damages requested are not clear. This case was brought in the State Court of Palm Beach County, Florida. We have brought a motion to dismiss Millennium Holdings Group, Inc., which is pending.

         We plan to vigorously defend both matters.

         Otherwise as of March 31, 2000, neither we, nor any of our officers or directors, in their capacities as such were the subject of any material, pending or threatened legal proceeding, and Management is not aware of any contemplated action against us or such officers or directors.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the Company's shareholders during the fourth quarter of fiscal year 2000.

                                    PART II

ITEM 5. MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a)  Principal Market or Markets

         Our Common Stock is listed on the NASDAQ Bulletin Board under the symbol XDGS. Market makers and other dealers provided bid and ask quotations of our Common Stock.

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

         After implementing "fresh-start accounting," we had total sales of $34,829 for the period ended March 31, 1999. We had net sales of $2,342 for the period ended March 31, 2000. We had no cost of goods sold during the year ended March 31, 1999 and had selling, general, and administrative expenses of $545,739. We had no cost of goods sold during the year ended March 31, 2000 and had selling, general, and administrative expenses of $6,469,714. This amount included $3,485,341 in stock-based consulting and compensation expense relating to stock issued for services and options granted to non-employees and $1,146,343 in distribution right expenses relating to a warrant issued to a distributor. We had an interest expense of $84,620 during the period ended March 31, 1999 and interest expense of $300,000 for the year ended March 31, 2000 related to a beneficial conversion feature (See Note 7 to the Consolidated Financial Statements). Our net loss during the period ended March 31, 1999, which included losses from continuing operations and reorganization items was $1,492,349, or a loss of $0.49 per share. We recorded an extraordinary gain of $402,625 on debt extinguishment during the period ended March 31, 1999. As a result of this extraordinary item, we had a net loss of $0.36 per share for the nine months ended March 31, 1999. We had a net loss for the year ended March 31, 2000, which only included losses from continuing operations, of $6,463,817, or a loss of $0.71 per share.

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

LIQUIDITY AND CAPITAL RESOURCES

         Our cash and cash equivalents were $282,795 on March 31, 2000, compared to $86,919 on March 31, 1999. For the year ended March 31, 2000, our operations increased net cash by $195,876. This increase came primarily from the sale of securities during the period.

         During the nine months ended March 31, 1999, we had no investing activities. During the twelve months ended March 31, 2000, we used $302,485 in investing activities, which consisted of $106,792 for the purchase of equipment and $195,693 for the acquisition of distribution rights..

         Our financing activities for the period ended March 31, 1999 provided cash of $777,014, which consisted of proceeds from sales of common stock. We paid $293,206 in notes payable. Therefore, our net cash provided by financing activities was $483, 808, which we used for general and administrative expenses, as well as working capital. Our financing activities for the period ended March 31, 2000 provided cash of $1,838,794.

         As of March 31, 2000, we were at the beginning of the development of our business plan. We plan to raise additional capital during the coming fiscal year, but did not have any definitive plans as of March 31, 2000. All of our revenues have been from sources other than Internet sales. We have not yet generated any revenues as on Internet seller of action sporting goods. Our ability to generate revenues from operations and to achieve profitability is dependent upon a number of factors, including acceptance in the U.S. of European products. Our ability to continue operations is ultimately dependent upon our ability to obtain additional financing, generate significant revenues, and attain profitability. Our President, Mr. Rodriguez has agreed to provide funding for short term cash needs through March, 2001.

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

ITEM 7. FINANCIAL STATEMENTS

                                    XDOGS.COM
                        (FORMERLY THE SLED DOGS COMPANY)

                          CONSOLIDATED FINANCIAL REPORT

                                 MARCH 31, 2000

\

                                    CONTENTS

--------------------------------------------------------------------------------
INDEPENDENT AUDITOR'S REPORT                                                 10
--------------------------------------------------------------------------------

FINANCIAL STATEMENTS

   Consolidated balance sheets                                               11

   Consolidated statements of operations                                     12

   Consolidated statements of changes in stockholders'
     deficit                                                                 13

   Consolidated statements of cash flows                                14 - 15

   Notes to consolidated financial statements                           16 - 24

--------------------------------------------------------------------------------

                          INDEPENDENT AUDITOR'S REPORT

Board of Directors and Stockholders
XDogs.Com (Formerly The Sled Dogs Company)
Minneapolis, Minnesota

We have audited the accompanying consolidated balance sheets of XDogs.Com (formerly The Sled Dogs Company) as of March 31, 2000 and 1999, and the related consolidated statements of operations, changes in stockholders' deficit, and cash flows for the year then ended, the nine months ended March 31, 1999, and the three months ended June 30, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of XDogs.Com (formerly The Sled Dogs Company) as of March 31, 2000 and 1999, and the consolidated results of its operations and its cash flows for the year then ended, the nine months ended March 31, 1999, and the three months ended June 30, 1998, in conformity with generally accepted accounting principles.

On June 30, 1998, the Company emerged from bankruptcy. As discussed in Note 2 to the consolidated financial statements, the Company accounted for the reorganization using fresh-start reporting. Thus, the postreorganization consolidated financial statements are not comparable to the prereorganization consolidated financial statements.




Minneapolis, Minnesota
June 26, 2000

XDOGS.COM
(FORMERLY THE SLED DOGS COMPANY)

CONSOLIDATED BALANCE SHEETS
MARCH 31, 2000 AND 1999

ASSETS                                                                     2000              1999
------                                                                 ------------      ------------
Current Assets
  Cash                                                                 $    282,795      $     86,919
  Prepaid expenses and other assets                                          42,537            17,333
                                                                       ------------      ------------
     TOTAL CURRENT ASSETS                                                   325,332           104,252
                                                                       ------------      ------------

Office Equipment, net of accumulated depreciation of $,5993                  98,906                --
                                                                       ------------      ------------

Intangibles, net of accumulated amortization of $12,231 in 2000             183,462                --
                                                                       ------------      ------------
     TOTAL ASSETS                                                      $    607,700      $    104,252
                                                                       ============      ============

LIABILITIES AND STOCKHOLDERS' DEFICIT

Liabilities Not Subject to Compromise
  Accounts payable                                                     $    522,375      $     17,150
  Notes payable, shareholders (Note 7)                                      300,000                --
Liabilities Subject to Compromise (Note 1)                                       --            32,438
                                                                       ------------      ------------
     TOTAL CURRENT LIABILITIES                                              822,375            49,588
                                                                       ============      ============

Commitments and Contingencies (Notes 4, 7, 10, and 11)

Stockholders' Deficit (Notes 1, 2, 5 and 9)
  Common stock, $0.01 par value; authorized shares--20,000,000;
  issued and outstanding shares 2000: 9,685,104; 1999:6,604,625              96,851            66,046
Additional paid-in capital                                                7,329,290           513,828
Common stock paid for but not issued, 127,575 and 1,020,345 shares
  at March 31, 2000 and 1999 respectively                                   187,725           564,514
Accumulated deficit                                                      (7,828,541)       (1,089,724)
                                                                       ------------      ------------
                                                                           (214,675)           54,664
                                                                       ------------      ------------
                                                                       $    607,700      $    104,252
                                                                       ============      ============

See Notes to Consolidated Financial Statements.

XDOGS.COM
(FORMERLY THE SLED DOGS COMPANY)

CONSOLIDATED STATEMENTS OF OPERATIONS
YEAR ENDED MARCH 31, 2000 NINE MONTHS ENDED MARCH 31, 1999
AND THREE MONTHS ENDED JUNE 30, 1998

                                                                                        Reorganized
                                                                      REORGANIZED         Company,
                                                                        COMPANY,        Nine Months       Three Months
                                                                       YEAR ENDED           Ended             Ended
                                                                        MARCH 31,         March 31,         March 31,
                                                                          2000              2000              2000
                                                                      ------------      ------------      ------------
Net sales                                                             $      2,342      $     34,829      $     10,940
Cost of goods sold                                                              --                --                --
                                                                      ------------      ------------      ------------
     GROSS MARGIN                                                            2,342            34,829            10,940

OPERATING EXPENSES
  Selling, general, and administrative expense                           1,838,030           386,463            10,362
  Stock based consulting and compensation expense (Notes 5 and 9)        3,485,341           159,276                --
  Distribution rights expense (Note 8)                                   1,146,343                --                --
                                                                      ------------      ------------      ------------
     OPERATING EXPENSES                                                  6,469,714           545,739            10,362
                                                                      ------------      ------------      ------------

     OPERATING INCOME (LOSS)                                            (6,467,372)         (510,910)              578

Other income
  Interest expense (Note 7)                                               (300,000)           84,620                --
  Other income                                                              28,555                --                --
                                                                      ------------      ------------      ------------
     INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE
       REORGANIZATION ITEMS AND EXTRAORDINARY ITEMS                     (6,738,817)         (595,530)              578

Reorganization items:
  Guaranty fee (Note 5)                                                         --          (843,500)               --
  Legal fees                                                                    --           (53,319)               --
                                                                      ------------      ------------      ------------
     INCOME (LOSS) BEFORE EXTRAORDINARY ITEMS                           (6,738,817)       (1,492,349)              578

Extraordinary items:
  Extraordinary gain on discharge of prepetition liabilities                    --                --         2,564,734
  Extraordinary gain on debt extinguishment (Note 8)                            --           402,625                --
                                                                      ------------      ------------      ------------
     NET INCOME (LOSS)                                                $ (6,738,817)     $ (1,089,724)     $  2,565,312
                                                                      ============      ============      ============

Basic and diluted earnings (loss) per common share:
  Income (loss) before extraordinary item                                    (0.71)            (0.49)               --
  Extraordinary items                                                           --              0.13              9.90
                                                                      ------------      ------------      ------------
     NET INCOME (LOSS)                                                       (0.71)            (0.36)             9.90
                                                                      ============      ============      ============

Weighted-average number of common shares outstanding                     9,445,204         3,042,768           259,038
                                                                      ============      ============      ============

See Notes to Consolidated Financial Statements.

XDOGS.COM
(FORMERLY THE SLED DOGS COMPANY)

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
YEAR ENDED MARCH 31, 2000 NINE MONTHS ENDED MARCH 31, 1999
AND THREE MONTHS ENDED JUNE 30, 1998



                                                                                    Common Stock               Additional
                                                                           ------------------------------        Paid-In
                                                                              Shares            Amount           Capital
                                                                           ------------      ------------      ------------
Balance at March 31, 1997                                                  $    250,244      $      2,502      $ 13,729,268
  Net loss for the year ended March 31, 1998                                         --                --                --
                                                                           ------------      ------------      ------------
Balance at March 31, 1998                                                       250,244             2,502        13,729,268
  Common stock issued, bankruptcy (Note 1)                                    1,704,613            17,046            50,786
  Net income for the three months ended June 30, 1998                                --                --                --
  Fresh-start accounting, bankruptcy (Note 2)                                        --                --       (13,780,054)
                                                                           ------------      ------------      ------------
Balance at June 30, 1998                                                      1,954,857            19,548                --
  Common stock issued for services                                            3,089,102            30,891                --
  Private issuance of common stock in December 1998; January,
    February, and March 1999, net of stock issuance
    costs of $48,000                                                            974,000             9,740                --
  Private issuance of common stock in January 1999                               20,000               200                --
  Private issuance of common stock in January 1999                               16,666               167                --
  Common stock issued in connection with debt extinguishment (Note 8)            50,000               500                --
  Common stock issued in connection with guaranty fee (Note 5)                  500,000             5,000           513,828
  Common stock to be issued, net of commissions of $13,901 (Note 5)                  --                --                --
  Net loss for the nine months ended March 31, 1999                                  --                --                --
                                                                           ------------      ------------      ------------
Balance at March 31, 1999                                                     6,604,625            66,046           513,828
  Common stock issued for services (Note 5)                                     824,500             8,245         2,402,133
  Consulting expense recorded with issuance
    of options and warrant (Note 9)                                                  --                --         2,220,306
  Common stock issued, net of commissions of $60,986 (Note 5)                 2,716,263            27,163         1,893,023
  Shares redeemed                                                              (460,284)           (4,603)               --
  Beneficial conversion feature on shareholder debt (Note 7)                         --                --           300,000
  Common stock to be issued
  Net loss                                                                           --                --                --
                                                                           ------------      ------------      ------------
                                                                           $  9,685,104      $     96,851      $  7,329,290
                                                                           ============      ============      ============


                                                                                                                        Total
                                                                                      Common Stock                   Shareholders'
                                                                          Discount    Paid For, but   Accumulated       Equity
                                                                          on Shares     Not Issued      Deficit        (Deficit)
                                                                        ------------  -------------   ------------   ------------
Balance at March 31, 1997                                               $         --   $         --   $(14,574,767)  $   (842,997)
  Net loss for the year ended March 31, 1998                                      --             --     (2,509,899)    (2,509,899)
                                                                        ------------   ------------   ------------   ------------
Balance at March 31, 1998                                                         --             --    (17,084,666)    (3,352,896)
  Common stock issued, bankruptcy (Note 1)                                        --             --             --         67,832
  Net income for the three months ended June 30, 1998                             --             --      2,565,312      2,565,312
  Fresh-start accounting, bankruptcy (Note 2)                               (739,300)            --     14,519,354             --
                                                                        ------------   ------------   ------------   ------------
Balance at June 30, 1998                                                    (739,300)            --             --       (719,752)
  Common stock issued for services                                           128,385             --             --        159,276
  Private issuance of common stock in December 1998; January,
    February, and March 1999, net of stock issuance
    costs of $48,000                                                         185,760             --             --        195,500
  Private issuance of common stock in January 1999                             7,800             --             --          8,000
  Private issuance of common stock in January 1999                             8,833             --             --          9,000
  Common stock issued in connection with debt extinguishment (Note 8)         83,850             --             --         84,350
  Common stock issued in connection with guaranty fee (Note 5)               324,672             --             --        843,500
  Common stock to be issued, net of commissions of $13,901 (Note 5)               --        564,514             --        564,514
  Net loss for the nine months ended March 31, 1999                               --             --     (1,089,724)    (1,089,724)
                                                                        ------------   ------------   ------------   ------------
Balance at March 31, 1999                                                         --        564,514     (1,089,724)        54,664
  Common stock issued for services (Note 5)                                       --             --             --      2,410,378
  Consulting expense recorded with issuance
    of options and warrant (Note 9)                                               --             --             --      2,220,306
  Common stock issued, net of commissions of $60,986 (Note 5)                     --       (564,514)            --      1,355,672
  Shares redeemed                                                                 --             --             --         (4,603)
  Beneficial conversion feature on shareholder debt (Note 7)                      --             --             --        300,000
  Common stock to be issued                                                                 187,725                       187,725
  Net loss                                                                        --             --     (6,738,817)    (6,738,817)
                                                                        ------------   ------------   ------------   ------------
                                                                        $         --   $    187,725   $ (7,828,541)  $   (214,675)
                                                                        ============   ============   ============   ============


See Notes to Consolidated Financial Statements.

XDOGS.COM
(FORMERLY THE SLED DOGS COMPANY)

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEAR ENDED MARCH 31, 2000 NINE MONTHS ENDED MARCH 31, 1999
AND THREE MONTHS ENDED JUNE 30, 1998

                                                                                            Reorganized
                                                                           REORGANIZED       Company,
                                                                            COMPANY,        Nine Months     Three Months
                                                                           YEAR ENDED          Ended           Ended
                                                                            MARCH 31,        March, 31        June 30,
                                                                              2000             1999             1998
                                                                           -----------      -----------     ------------
Cash Flows From Operating Activities
  Net income (loss)                                                        $(6,738,817)     $(1,089,724)    $  2,565,312
  Adjustments to reconcile net income (loss) to net cash
   provided by (used in) operating activities:
  Extraordinary items                                                               --         (402,625)      (2,564,734)
  Depreciation and amortization                                                 18,224               --           32,369
  Noncash expense related to stock issued (Note 4)                           2,410,378        1,002,776               --
  Noncash expense related to options and warrants issued (Note 8)            2,220,306
  Noncash expense related to beneficial conversion feature (Note 6)            300,000
  Changes in operating assets and liabilities:
   Prepaid expenses                                                            (25,204)         (17,333)              --
   Accounts payable                                                            505,225           17,150               --
   Other accrued expenses                                                      (32,438)          79,618           (7,374)
                                                                           -----------      -----------     ------------
          NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES               (1,342,326)        (410,138)          25,573
                                                                           -----------      -----------     ------------

Cash Flows From Investing Activities
  Purchases of equipment                                                      (104,899)              --               --
  Acquisition of distribution rights                                          (195,693)              --               --
                                                                           -----------      -----------     ------------
          NET CASH USED IN INVESTING ACTIVITIES                               (300,592)              --               --
                                                                           -----------      -----------     ------------

Cash Flows From Financing Activities
  Net proceeds from sale of common stock                                     1,538,794          777,014               --
  Proceeds from notes payable to shareholders (Note 6)                         300,000               --               --
  Payments from notes payable and debtor-in-possession note                         --         (293,206)              --
  Cash in excess of bank balance                                                    --               --          (18,748)
                                                                           -----------      -----------     ------------
          NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                1,838,794          483,808          (18,748)
                                                                           -----------      -----------     ------------

          NET INCREASE IN CASH                                                 195,876           73,670            6,825

Cash
  Beginning                                                                     86,919           13,249            6,424
                                                                           -----------      -----------     ------------
  Ending                                                                   $   282,795      $    86,919     $     13,249
                                                                           ===========      ===========     ============

                                  (Continued)

XDOGS.COM
(FORMERLY THE SLED DOGS COMPANY)

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
YEAR ENDED MARCH 31, 2000 NINE MONTHS ENDED MARCH 31, 1999
AND THREE MONTHS ENDED JUNE 30, 1998

                                                                                     Reorganized
                                                                     REORGANIZED      Company,
                                                                       COMPANY,      Nine Months    Three  Months
                                                                     YEAR ENDED         Ended            Ended
                                                                      MARCH 31,       March 31,        June 30,
                                                                        2000             1999            1998
                                                                    -------------   -------------   --------------
Supplemental Schedule of Noncash Investing and
  Financing Activities (See Note 1 for discussion of noncash activity related to the reorganization)
Common stock issued relating to prepetition liabilities             $          --   $          --   $       67,832
Equipment surrendered                                                          --              --          150,557
Common stock issued in connection with settlement
  of debt (Note 9)                                                             --          84,350               --
                                                                    =============   =============   ==============

See Notes to Consolidated Financial Statements.

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

Under the terms of the plan, the allowed claims were being settled as follows:

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

LIABILITIES SUBJECT TO COMPROMISE: As a result of the Chapter 11 proceedings, all unsecured and undersecured prepetition liabilities were reclassified to liabilities subject to compromise at March 31, 1998. Substantially all of these claims were settled in fiscal 1999 in accordance with the Plan of Reorganization (see Note 1). The liabilities subject to compromise at March 31, 1999, consisted of the following:

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

The Company accounted for the reorganization using fresh-start accounting. Accordingly, all assets and liabilities are restated to reflect their reorganization value, which approximated fair value at the date of reorganization. See Note 2.

XDOGS.COM
(FORMERLY THE SLED DOGS COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE 2. FRESH-START REPORTING

In accounting for the effects of the reorganization, the Company implemented Statement of Position 90-7 (SOP 90-7), Financial Reporting by Entities in Reorganization Under the Bankruptcy Code, issued by the American Institute of Certified Public Accountants in November 1990. SOP 90-7 is applicable because pre-reorganization shareholders received less than 50 percent of the Company's New Common Stock, and reorganization value of the assets of the reorganized Company was less than the total of all post-petition liabilities and allowed claims.

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

The effect of the plan and the implementation of fresh-start accounting on the Company's consolidated balance sheet as of June 30, 1998, was as follows (unaudited):

                        Pre-Fresh-Start  Adjustments to                       Fresh-Start
                         Balance Sheet,   Record Plan       Fair Value       Balance Sheet,
                         June 30, 1998    Confirmation      Adjustments      June 30, 1998
                        ---------------  --------------     -----------      --------------
Cash                      $    13,249      $        --      $        --      $    13,249
Equipment                     150,557         (150,557)              --
                          -----------      -----------      -----------      -----------
                          $   163,806      $  (150,557)     $        --      $    13,249
                          ===========      ===========      ===========      ===========

Liabilities               $ 3,516,123      $(2,783,122)     $        --      $   733,001
Stockholders' deficit      (3,352,317)       2,632,565               --         (719,752)
                          -----------      -----------      -----------      -----------
                          $  (163,806)     $  (150,557)     $        --      $   (13,249)
                          ===========      ===========      ===========      ===========

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

CONSOLIDATION: The financial statements include the accounts of the Company and its wholly owned subsidiary, SnowRunner (Properties) Inc., which was established and incorporated in April 1993. The subsidiary was inactive in fiscal 2000 and 1999.

CASH: The Company maintains deposits at banks which, at times, exceed federally insured limits. The Company has not experienced any losses in such accounts.

DISCOUNT ON SHARES: Discount on shares represents the amount by which the liabilities exceeded the fair value of the assets when applying fresh-start accounting (see Note 2).

INTANGIBLES: Intangibles consist of cash paid for a four year distribution agreement. The cost is being amortized over the term of the agreement.

ACCOUNTING FOR LONG-LIVES ASSETS: The Company reviews its long-lived assets periodically to determine if any potential impairment exists. It is the Company's opinion that no impairment of long-lived assets exists.

DEPRECIATION: The Company depreciates its office equipment using the straight-line method over a period of five to seven years.

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

XDOGS.COM
(FORMERLY THE SLED DOGS COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

INCOME (LOSS) PER SHARE: The Company computes net income (loss) per share based upon the weighted-average number of common shares outstanding during each year. As described in Note 9, at March 31, 2000, the Company had stock options outstanding to purchase 1,476,300 shares of common stock. However, because the Company incurred a net loss the inclusion of those potential common shares in the calculation of diluted loss per share would have an antidilutive effect. Therefore, basic and diluted lass per share amounts are the same. At March 31, 1999 the Company had no common stock equivalents.

USE OF ESTIMATES: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

FAIR VALUE: The Company's financial instruments consist of cash and short-term debt. The current carrying amount of cash approximates fair value. The fair value of the Company's short-term debt is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities with similar collateral requirements.

NOTE 4. BASIS OF PRESENTATION, LIQUIDITY, AND DEPENDENCE ON SHAREHOLDER
FINANCING

Revenues on the accompanying statements of operations are from sources other than Internet sales. The Company has not generated any revenues as an Internet seller of action sporting goods. The Company's ability to generate revenues from operations and achieve profitability is dependent upon a number of factors, including acceptance in the United States of the European products. The ability to sustain future operations is ultimately dependent upon the Company's ability to obtain additional financing, generate significant revenues and attain profitability. The President of the Company has agreed to provide funding for short-term cash needs through March 2001. The Company is currently dependent upon this shareholder financing.

NOTE 5. COMMON STOCK

STOCK SPLIT: In conjunction with the bankruptcy, the Company effected a 54-for-1 reverse common stock split. The earnings per common share for the nine months ended March 31, 1999 and three months ended June 30, 1998, have been retroactively adjusted for this split as if it occurred on April 1, 1997. In addition, the statement of changes in stockholders' equity has been retroactively adjusted as if the split occurred on March 31, 1997.

STOCK ISSUED FOR COMPENSATION: During the year ended March 31, 1999, the Company issued a total of 3,374,102 shares to an officer of the Company in exchange for compensation of $105,000 and $843,500 for a personal guaranty provided on certain company debt. The value of the stock issued was recorded at quoted market price on the date of issuance.

During the year ended March 31, 2000 an additional 150,000 shares were issued to an officer in exchange for compensation. The value of the stock issued was recorded at quoted market price on the date of issuance and totaled $492,750.

XDOGS.COM
(FORMERLY THE SLED DOGS COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE 5. COMMON STOCK (CONTINUED)

In addition, the Company issued 674,500 of additional common shares in the year ended March 31, 2000 in lieu of cash for various expenses. The expense recorded was based upon quoted market price of the stock issued and totaled $1,918,628.

PRIVATE PLACEMENT: In June 2000, the Company completed additional private offerings of common stock. The total number of shares issued in conjunction with the offerings was 1,532,929, with gross proceeds of approximately $1,030,000 before offering costs and commissions. $564,514 was received prior to March 31, 1999, net of commissions of $60,986.

NOTE 6. INCOME TAXES

At March 31, 2000, the Company has accumulated a net operating loss of approximately $18,140,000, which may be used to reduce future taxable income through 2020. A valuation allowance has been recognized to completely reserve for the deferred tax assets related to the loss carryforwards. The reserve has been established because of the uncertainty of future taxable income, which is necessary in order to realize the benefits of the net operating loss carryforwards. Any tax benefits realized in the future from preconfirmation operating loss carryforwards will be reported as a direct addition to additional paid-in capital.

The Company's ability to utilize these carryforwards to offset future taxable income is subject to restrictions under Section 382 of the Internal Revenue Code due to certain changes in the equity ownership of the Company.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for tax purposes. Components of the Company's deferred tax assets are:

                                                March 31
                                      ----------------------------
                                          2000             1999
                                      -----------      -----------
Deferred tax assets:
  Net operating loss carryforward     $ 7,260,000      $ 4,880,000

Less valuation allowance               (7,260,000)      (4,880,000)
                                      -----------      -----------
Net deferred tax assets               $        --      $        --
                                      ===========      ===========

XDOGS.COM
(FORMERLY THE SLED DOGS COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6.  INCOME TAXES (CONTINUED)

Loss carryforwards for tax purposes as of March 31, 2000, have the following expiration dates:

Expiration Date                                                Amount
---------------                                            -------------
  2009                                                     $     530,000
  2010                                                     $   2,970,000
  2011                                                     $   3,210,000
  2012                                                     $   2,990,000
  2013                                                     $   2,500,000
  2020                                                     $   5,940,000
                                                           -------------
                                                           $  18,140,000
                                                           =============

Income tax benefit is different from that which would be computed by applying U.S. federal income tax rate (35 percent) to pretax loss as follows:

                                                                  March 31                     Ended
                                                       -----------------------------          June 30
                                                          2000                1999              1999
                                                       ----------          ---------         --------
Computed "expected" federal tax benefit
 (expense) at statutory rates                           2,178,000           381,000          (898,000)
Effect of net operating loss, with no current
 benefit                                               (2,178,000)         (381,000)               --
Benefit of net operating loss carryforward                                                    898,000
                                                       ----------          ---------         --------
Actual tax benefit                                   $         --       $         --      $        --

NOTE 7.  TRANSACTIONS WITH OFFICERS/STOCKHOLDERS

On March 10, 2000 the Company signed a $200,000 note with Mr. Rodriguez, an officer/stockholder. The note accrues interest at 12 percent and is due in full September 1, 2000. Accrued interest on the note is payable in stock and will be valued by the market price of the stock on the date of payment.

On March 14, 2000 the Company signed a $100,000 note with a stockholder. The note accrues interest at 12 percent and is due in full September 1, 2000. Accrued interest on the note is payable in stock and will be valued by the market price of the stock on the date of payment.

Both of these notes allow the note holder to convert, at any time during the term of the agreement, the note into common stock at $1.50 per share through June 30, 2000 and $1.00 per share thereafter. Because these notes can be converted to common stock at a discount from market price a "beneficial conversion feature" of $300,000 was recorded by the Company. The beneficial conversion feature was recorded by increasing additional paid in capital and charging interest expense with no effect on ending stockholders' equity.

XDOGS.COM
(FORMERLY THE SLED DOGS COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 8. EXTRAORDINARY ITEM ON DEBT EXTINGUISHMENT

On February 3, 1999, the Company reached an agreement with the bank on certain indebtedness owing to the bank in the amount of $780,181. The Company exchanged 50,000 shares of common stock and $293,206 in exchange for release of the amounts owed. The market value of the stock issued as of February 3, 2000, was $84,350 based on quoted market price. The resulting gain of $402,625 is shown as an extraordinary item in the accompanying consolidated statement of operations. There is no tax effect on the gain due to operating loss carryforwards and a loss for the nine-month period ended March 31, 1999.

NOTE 9.  SHAREHOLDERS' EQUITY

OPTIONS--EMPLOYEE GRANTS: The Company has granted nonqualified options for shares of common stock to certain officers, directors, and employees of the Company. As permitted under generally accepted accounting principles, these grants are accounted for following APB Opinion No. 25 and related interpretations. Accordingly compensation cost has been recognized for those grants whose exercise price is less than the fair market value of the stock on the date of grant.

OPTIONS AND WARRANTS--NONEMPLOYEE GRANTS: The Company also grants options to nonemployees for services and in conjunction with certain agreements. These grants are accounted for under FASB Statement No. 123 based on the grant date fair values. Total expense recorded by the Company related to option and grants to nonemployees totaled approximately $1,074,000. Total expense recorded by the Company related to a warrant granted in conjunction with a distribution agreement totaled approximately $1,146,000. The rights granted under the warrant vested immediately upon issuance so the entire amount of the expense was recorded during the year ended March 31, 2000.

OPTIONS AND WARRANTS--PRO FORMA INFORMATION: Had compensation cost for all of the stock-based compensation grants and warrants issued been determined based on grant date fair values of awards, reported net loss per share would have been increased to the pro forma amounts shown below.

Net loss, as reported                                         $(6,738,816)
Net loss, pro forma                                            (7,666,974)
Net loss per basic and diluted common share, as reported            (0.71)
Net loss per basic and diluted common share, pro forma              (0.81)

XDOGS.COM
(FORMERLY THE SLED DOGS COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 9.       SHAREHOLDERS' EQUITY (CONTINUED)

The above pro forma effects on net loss are not likely to be representative of the effects on reported net loss for future years because options vest over several years and additional awards are generally made each year. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 2000 no dividend yield during the expected life of outstanding options; risk-free interest rates of 6 percent; and expected lives of 1 to 3 years.

                                                              Weighted
                                                              Average
                                                 Stock        Exercise
                                   Warrants      Options       Price
                                   --------     --------      --------
Outstanding at beginning of year                $     --       $   --
 Granted                           500,000       976,300         3.28
 Exercised                              --            --           --
 Canceled                               --            --           --
                                   -------      --------
Outstanding at end of year         500,000      $976,300
                                   =======      ========

Weighted-average fair value of options and warrants
 granted during the year                                       $ 3.28
                                                               ======

The following table summarizes information about stock options and warrants outstanding at March 31, 2000:

                                                                              Options and Warrants
                        Options and Warrants Outstanding                          Exercisable
                   -------------------------------------------           -----------------------------
                                    Weighted
                                     Average         Weighted                                Weighted
                                    Remaining        Average                                 Average
Range of              Number       Contractual       Exercise              Number            Exercise
Exercise Prices    Outstanding        Life            Price              Exercisable          Price
---------------    -----------     -----------      ---------            -----------        ---------
$0.01 - .50           160,300         4.60           $0.15                 160,300            $0.15
$1.50 - 2.75          474,000         5.31            2.42                 240,000             2.24
$3.00 - 4.00          632,000         2.53            3.51                 522,000             3.51
$5.00 - 8.00          210,000         5.11            6.90                      --               --
                    ---------         ----           -----                 -------            -----
                    1,476,300         4.02           $3.28                 922,300            $2.59
                    =========         ====           =====                 =======            =====


CONVERTIBLE PREFERRED STOCK: The Company's Board of Directors is authorized to issue 1,000,000 shares of preferred stock, no par value. No stock has been issued under this authorization.

XDOGS.COM
(FORMERLY THE SLED DOGS COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 10. MAJOR SUPPLIER AND DISTRIBUTORSHIPS

The Company's principal product lines are franchised under different major distributor sales agreements. These agreements expire at varying times through December 31, 2004. In addition, these agreements require that certain operating and product pricing policies of the Company comply with provisions contained in the agreements.

The Company is an authorized distributor for Berghaus International (Berghaus), and Oxbow S.A (Oxbow). Berghaus and Oxbow manufacture outdoor sporting goods, including performance clothing, footwear, and equipment. The Company distributes products for Berghaus and Oxbow throughout most of North America. To acquire this territory, the Company agreed to make royalty payments to each supplier based upon a percentage of net sales. There were no royalties paid or are required to be paid as of March 31, 2000 and 1999.

The Company is the authorized distributor of Lumen Eyeware products for Metzler Design (Metzler) in the United States, Canada, Mexico and the Caribbean basin. To acquire this territory the Company agreed to pay Metzler a set percentage over base for products and guaranteed minimum levels of sales for calendar years beginning January 1, 2000 through the end of the agreement term. At March 31, 2000 no amounts were required to be accrued as royalties.

NOTE 11. LITIGATION

The Company is a defendant in two lawsuits for claims related to breach of contract. The amount claimed is unknown in one and approximately $144,000 for the other. These matters are currently in the early stages of discovery. Management is not able at this time to predict the ultimate effect these matters may have on the Company's financial position or results of operations, but they believe the claims are meritless and will vigorously defend against them.

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

ITEM 10. EXECUTIVE COMPENSATION

        Only one executive officer accrued compensation and no other executive officer or director accrued or received compensation in excess of $100,000 during the fiscal year ended March 31, 2000. Compensation does not include minor business-related and other expenses paid by us for our officers during fiscal year 2000 or 1999. Such amounts in the aggregate do not exceed $10,000.

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

        Mr. Rodriguez accrued compensation of $15,000 for 1999, which included a salary of $7,000 per month and a $500 per month car allowance. No other executive officer or director accrued or received compensation for fiscal year 1998.

        From time to time, we have granted shares of our common stock as additional compensation to our officers and key employees for their services, as determined by our Board of Directors. During fiscal year 2000, no shares were granted to officers or key employees.

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

        On March 10, 2000, we signed a promissory note for $200,000 with Mr. Rodriguez, an officer and stockholder. This note accrues at 12% per annum and is due September 1, 2000. Accrued interest on the note is payable in stock and will be valued at the fair market price of the stock on the date of payment.

        On March 14, 2000, we signed a promissory note for $100,000 with a stockholder. This note has the same terms as the preceding note. Both notes allow the holder to convert into stock at any time during the term of the agreement at $1.50 per share through June 30, 2000 and $1.00 per share thereafter.

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

Dated:  July 17, 2000                                XDOGS.COM, INC.

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

Signature and Title                                               Date
--------------------                                              ----

/s/ Kent Rodriguez                                            July 17, 2000
----------------------------
Kent Rodriguez, President,
Chief Executive Officer and
Director (Principal Executive Officer)

/s/ Craig Avery                                                July 17, 2000
----------------------------
Craig Avery, Chief Financial Officer, Treasurer and
Secretary (Principal Financial and Accounting Officer)

/s/ Robert Corliss                                             July 17, 2000
----------------------------
Robert Corliss, Director

/s/ Douglas Barton                                             July 17, 2000
----------------------------
Douglas Barton, Director

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

10.39                 Agency Services Agreement, dated July 26, 1996, between the                        *
                      Company and Williams Television Time, Inc.

10.40                 Telesales Service Agreement, dated August 12, 1996, between the                    *
                      Company and Icon Health & Fitness, Inc.

10.41                 Agreement, dated September 18, 1996, between the Company and                       *
                      Distribution Systems and Services Corporation

10.42                 Agreement with Berghaus Limited (Incorporated by reference to                      *
                      Exhibit 10.42 to Form 10-KSB, filed February, 2000).

10.43                 Agreement with Oxbow, S.A. dated January 24, 2000                                  *

10.44                 Agreement with Metzler Design Brillenvertrieb GmbH, dated February 6, 2000         *

10.45                 Agreement with Gaastra International Sportswear, B.V., dated June 1, 2000          *

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