Form 10QSB
period 2000-06-30
XDOGS COM INC
filed 2000-08-17
CIK 918573

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the quarter ended June 30, 2000
                         Commission file number 1-12850

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

                                   ----------

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

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13, or 15 (d) of the Exchange Act after the distribution
of securities under a plan confirmed by a court.     Yes X         No
                                                        ---           ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 9,940,037 shares of Common Stock, $.01 par value per share, outstanding as of June 30, 2000.

                                 Xdogs.com, Inc.
               FORM 10-QSB QUARTERLY REPORT FOR THE QUARTER ENDED
                                  June 30, 2000

                                TABLE OF CONTENTS


Part I - Financial Information

     Item 1.   Financial Statements

  Condensed Consolidated Balance Sheets - June 30, 2000 and March 31, 2000

         Condensed Consolidated Statements of Operations for the Three Months ended June 30, 2000 and 1999

         Condensed Consolidated Statements of Cash Flows for the Three Months ended June 30, 2000 and 1999

         Notes to Condensed Consolidated Financial Statements - June 30, 2000

     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Part II - Other Information

Xdogs.com, Inc.
(fka The Sled Dogs Company)
Balance Sheet
--------------------------------------------------------------------------------

                                                                         Unaudited
                                                                           June           March
                                                                          30, 2000      31, 2000
                                                                        -----------    -----------
ASSETS

Current Assets:

Cash and cash equivalents                                               $   158,016    $   282,795
Accounts Receivable                                                          74,701              0
Inventory                                                                   205,811              0
Prepaid Expenses and other assets                                            12,745         42,537
                                                                        -----------    -----------

Total Current Assets                                                        451,273        325,332
                                                                        -----------    -----------

Property and equipment                                                      117,205        104,899
Less Accumulated Depreciation                                               (11,830)        (5,993)
                                                                        -----------    -----------

Net Property and Equipment                                                  105,375         98,906

Other Assets

Intangibles, net of $36,692 and $12,231 in amortization                     159,001        183,462

Total Other Assets                                                          159,001        183,462
                                                                        -----------    -----------

TOTAL ASSETS                                                            $   715,649    $   607,700
                                                                        ===========    ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES

Accounts Payable                                                        $   693,068    $   522,375
Notes payable, shareholders                                                 590,000        300,000
                                                                        -----------    -----------

Total current liabilities                                                 1,283,068        822,375
                                                                        -----------    -----------



SHAREHOLDERS' EQUITY:

Convertible preferred stock, Series A, par value $.10 per share;
 Authorized 1,000,000 Shares; Issued
 and outstanding -0-                                                              0              0

Common Stock, $.01 Par Value;
 Authorized 20,000,000 Shares; Issued
 and outstanding 9,940,037 shares at June 30, 2000
 and 9,685,104 shares at March 31, 2000                                      99,403         96,851

Additional paid-in capital                                                7,771,934      7,329,290

Common Stock Paid for but not Issued                                              0        187,725

Accumulated deficit                                                      (8,438,756)    (7,828,541)
                                                                        -----------    -----------

TOTAL SHAREHOLDERS' EQUITY                                                 (567,419)      (214,675)
                                                                        -----------    -----------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                              $   715,649    $   607,700
                                                                        ===========    ===========

         See Accompanying Notes To These Unaudited Financial Statements.

Xdogs.com, Inc.
(fka The Sled Dogs Company)
Unaudited Statement Of Operations

--------------------------------------------------------------------------------


                                                             3 Months      3 Months
                                                              Ended         Ended
                                                              June           June
                                                             30, 2000      30, 1999
                                                           -----------    -----------
Revenue:                                                   $    96,511    $         0
Cost of goods sold                                             106,162              0
                                                           -----------    -----------

Gross profit                                                    (9,651)             0
                                                           -----------    -----------

Costs and expenses:

General and administrative                                     604,771        208,894
                                                           -----------    -----------

Total costs and expenses                                       604,771        208,894
                                                           -----------    -----------

(Loss) from operations                                        (614,422)      (208,894)

Other income (expense):

Interest expense                                                     0              0
Interest income                                                  4,208          1,292
                                                           -----------    -----------

Total other income (expense)                                     4,208          1,292
                                                           -----------    -----------

Net (Loss)                                                 $  (610,214)   $  (207,602)
                                                           ===========    ===========

Basic and diluted earnings (loss) per common share:

Net (Loss)                                                 $     (0.06)   $     (0.02)
                                                           ===========    ===========

Weighted Average Common Shares Outstanding                   9,813,077      8,755,104
                                                           ===========    ===========



         See Accompanying Notes To These Unaudited Financial Statements.

Xdogs.com, Inc.
(fka The Sled Dogs Company)
Unaudited Statement Of Cash Flow

--------------------------------------------------------------------------------

                                                                3 Months     3 Months
                                                                  Ended       Ended
                                                                  June        June
                                                                 30, 2000    30, 1999
                                                                ---------    ---------
Cash Flows From Operating Activities:


Net Income (loss)                                               $(610,214)   $(207,602)
                                                                =========

Adjustments to reconcile net loss to net cash used in operating activities:

Stock issued for services                                         109,786            0
Extraordinary item
Depreciation and amortization                                      30,298          225

Decrease in prepaid expenses and other assets                      29,792       (4,000)
(Increase) in accounts receivable                                 (74,701)           0
(Increase) in inventory                                          (205,811)           0
Increase In accounts payable                                      170,693      (14,336)
Increase in other accrued expenses                                      0           66
                                                                ---------    ---------

Net Cash Flows From (Used In)Operations                          (550,157)    (225,647)
                                                                ---------    ---------

Cash Flows From Investing Activities:

Purchase of property and equipment                                (12,305)      (4,276)
Acquisition of patents and trademarks                                   0            0
                                                                ---------    ---------

Net Cash Flows (Used In) Investing Activities:                    (12,305)      (4,276)
                                                                ---------    ---------

Cash Flows From Financing Activities:

Advances from officer/shareholder                                 290,000            0
Net proceeds from sale of common stock                            147,683      417,719

Net Cash Flows Provided By (Used In) Financing Activities         437,683      417,719
                                                                ---------    ---------


Net Increase (Decrease) In Cash and cash equivalents             (124,779)     187,796
Cash and cash equivalents at beginning of period                  282,795       86,919
                                                                ---------    ---------

Cash and cash equivalents at end of period                      $ 158,016    $ 274,715
                                                                =========    =========


Supplementary Disclosure Of Cash Flow Information:

Interest Paid                                                   $       0    $       0
                                                                =========    =========

         See Accompanying Notes To These Unaudited Financial Statements.

Xdogs.Com, Inc.
Notes To Unaudited Financial Statements
For The Three Month Period Ended June 30, 1999


Note 1 - Unaudited Financial Information

The unaudited financial information included for the three month interim period ended June 30, 2000 were taken from the books and records without audit. However, such information reflects all adjustments (consisting only of normal recurring adjustments, which are of the opinion of management, necessary to reflect properly the results of interim period presented). The results of operations for the three month period ended June 30, 2000 are not necessarily indicative of the results expected for the fiscal year ended March 31, 2001.


Note 2 - Financial Statements

Management has elected to omit substantially all footnotes relating to the condensed financial statements of the Company included in the report. For a complete set of footnotes, reference is made to the Company's Report on Form 10K-SB for the year ended March 31, 2000 as filed with the Securities and Exchange Commission and the audited financial statements included therein

                                 PART I - ITEM 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

References in this document to "us," "we," or "the Company" refer to Xdogs.com, Inc., its predecessor, and its subsidiary.

The following information should be read in conjunction with the consolidated condensed financial statements and the notes thereto included in Item 1 of this Quarterly Report, and the financial statements and the notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations contained our Company's Annual Report on Form 10-KSB for the year ended March 31, 2000.

RESULTS OF OPERATIONS

         On November 5, 1997 we filed for protection under Chapter 11 of the United States Bankruptcy Code. We changed our fiscal year end to March 31, effective March 31, 1997. We emerged from Bankruptcy as of June 30, 1999.

         As of June 30, 2000, we had current assets of $451,273 and total assets of $715,649. This compares with current assets of $325,332 and total assets of $607,700 as of March 31, 2000. We had no outstanding liabilities subject to compromise as of June 30, 2000 or March 31, 2000.

         For the three months ended June 30, 2000, we had $96,511 in revenues and $106,162 in cost of goods sold. We had a total net loss of $728,671, which was a net loss of $0.07 per share. This compares with no revenues or cost of goods sold for the three months ended June 30, 1999 and a total net loss of $207,602, or a net loss of $0.02 per share.

         Our plan for the fiscal year ended March 31, 2001 is to develop into a wholesale distributor and Internet retailer of outdoor sports and lifestyle apparel. We intend to provide the North American market access to a unique portfolio of products not currently available. Our distribution relationships are with European manufacturers of best-in-class outdoor sports and lifestyle clothing and equipment that are new to the North American market but have dominant market share in their respective markets. Offering exclusive and unique product lines differentiates us from our competitors and is a key to developing our competitive advantage. We plan to build our brand through traditional wholesale distribution as well as direct on-line sales to consumers. While we anticipate eventually generating substantial revenues during the fiscal year ended March 31, 2001, we do not expect to be profitable during this period. We hope to see profitability in the next fiscal year.

LIQUIDITY AND CAPITAL RESOURCES

         Our cash and cash equivalents were $158,016 on June 30, 2000, compared to $274,715 on June 30, 1999.

         During the fiscal quarter ended June 30, 2000, our investing activities used $12,305, compared to $4,276 for the fiscal quarter ended June 30, 1999.

         Financing activities generated $437,683 from advances by an officer and a shareholder and from the sale of common stock for the fiscal quarter ended June 30, 2000, as compared generating $417,719 in the same period in 1999.

         As of June 30, 2000, our financial position has improved from previous quarters. However, our current cash and cash equivalents are not sufficient to completely meet our business plan objectives . We plan to raise additional capital through a private placement, by leveraging our assets and utilizing internally generated profits.

FORWARD-LOOKING STATEMENTS CONTAINED IN THIS FORM 10-QSB ARE MADE PURSUANT TO THE SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. ALL FORWARD-LOOKING STATEMENTS INVOLVE RISKS AND UNCERTAINTIES. CERTAIN IMPORTANT FACTORS COULD CAUSE RESULTS TO DIFFER MATERIALLY FROM THOSE ANTICIPATED BY SOME STATEMENTS MADE IN THIS FORM 10-QSB. AMONG THE FACTORS THAT COULD CAUSE RESULTS TO DIFFER MATERIALLY ARE THE FOLLOWING: LACK OF AVAILABILITY OF FINANCING; INABILITY TO CONTROL COSTS OR EXPENSES; MANUFACTURING AND DISTRIBUTION PROBLEMS; AND LACK OF MARKET ACCEPTANCE OF THE COMPANY'S PRODUCTS.
PART II - OTHER INFORMATION

ITEM 1.- LEGAL PROCEEDINGS

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

ITEM 3.- DEFAULTS ON SENIOR SECURITIES. None

ITEM 4.- SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS. None

ITEM 5.- OTHER INFORMATION. None.

ITEM 6. - EXHIBITS AND REPORTS ON FORM 8-K.

         Exhibit No. 27.1- Financial Data Schedule

          No reports on Form 8-K

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.





                Xdogs.com, Inc.


                Dated: August 17, 2000


                /s/ Kent Rodriguez
                ----------------------------------------------------
                Kent Rodriguez, Chairman and Chief Executive Officer (Principal Executive Officer)

                                 EXHIBIT INDEX



      EXHIBIT
      NUMBER                     DESCRIPTION
      -------                    -----------
       27.1                      Financial Data Schedule