Form 10QSB/A
period 1999-06-30
XDOGS COM INC
filed 2000-11-17
CIK 918573

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB/A

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the quarter ended June 30, 1999
                         Commission file number 1-12850

                                 XDOGS.COM, INC.
                     Formerly known as The Sled Dogs Company
        ---------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)

                       80 SOUTH EIGHTH STREET, SUITE 3660
                          MINNEAPOLIS, MINNESOTA 55402
                     --------------------------------------
                    (Address of principal executive offices)


Incorporated under the laws of                           84-1168832
 the State of Nevada                             ----------------------------
                                                 I.R.S. Identification Number

                                 (612) 359-9020
          ------------------------------------------------------------
         (Small business issuer's telephone number including area code)

                     _____________________________________

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days.      Yes     No  X
                          -----  -----

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13, or 15 (d) of the Exchange Act after the distribution of
securities under a plan confirmed by a court.     Yes     No  X
                                                     -----  -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 8,755,104 shares of Common Stock, $.01 par value per share, outstanding as of June 30, 1999.

                                 XDOGS.COM, INC.
               FORM 10-QSB/A QUARTERLY REPORT FOR THE QUARTER ENDED
                                  June 30, 1999

                                TABLE OF CONTENTS

                                                                          Page
                                                                          ----
Part I - Financial Information

     Item 1.   Financial Statements

  Condensed Consolidated Balance Sheets -
   June 30, 1999 and March 31, 1999                                         3

  Condensed Consolidated Statements of Operations
   for the Three Months ended June 30, 1999 and 1998                        4

  Condensed Consolidated Statements of Cash Flows
   for the Three Months ended June 30, 1999 and 1998                        5

  Notes to Condensed Consolidated Financial Statements -
   June 30, 1999                                                            6

     Item 2.   Management's Discussion and Analysis of
               Financial Condition and Results of Operations                7

Part II - Other Information

     Item 1.   Legal Proceedings                                            8

     Item 3.   Defaults on Senior Securities                                8

     Item 6.   Exhibits and Reports on Form 8-K                             8

Signature                                                                   9

Xdogs.com, Inc.
(fka The Sled Dogs Company)
Balance Sheet

--------------------------------------------------------------------------------
                                                   Unaudited
                                                      June          March
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
 Authorized 1,000,000 Shares; Issued
 and outstanding -0-                                        0              0

Common Stock, $.01 Par Value;
 Authorized 20,000,000 Shares; Issued
 and outstanding 8,755,104 shares at
 June 30, 1999 and 6,604,625 shares
 at March 31, 1999                                     87,551         66,046

Additional paid-in capital                          1,991,910        513,828

Common Stock Paid for but not Issued                        0        564,514

Accumulated deficit                                (1,814,680)    (1,089,724)
                                                  -----------    -----------
TOTAL SHAREHOLDERS' EQUITY                            264,781         54,664
                                                  -----------    -----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY        $   300,099    $   104,252
                                                  ===========    ===========


         See Accompanying Notes To These Unaudited Financial Statements.

Xdogs.com,Inc.
(fka The Sled Dogs Company)
Unaudited Statement Of Operations

--------------------------------------------------------------------------------


                                                      3 Months       3 Months
                                                       Ended           Ended
                                                        June           June
                                                      30, 1999       30, 1998
                                                     -----------    -----------

Revenue:                                             $         0    $    10,940
Cost of goods sold                                             0              0
                                                     -----------    -----------
Gross margin                                                   0         10,940
                                                     -----------    -----------
Costs and expenses:

General and administrative                               726,248         10,362
                                                     -----------    -----------
Total costs and expenses                                 726,248         10,362
                                                     -----------    -----------
Income (loss) from operations                           (726,248)           578

Other income (expense):

Interest expense                                               0              0
Interest income                                            1,292              0
                                                     -----------    -----------
Total other income (expense)                               1,292              0
                                                     -----------    -----------
Income (Loss) before extraordinary item                 (724,956)           578

Extraordinary gain on prepetitioned liabilities                0      2,564,734
                                                     -----------    -----------
Net Income (Loss)                                    $(  724,956)   $ 2,565,312
                                                     ===========    ===========
Basic and diluted earnings (loss) per common share:
Income (loss) before extraordinary item                    (0.08)          0.00
Extraordinary item                                          0.00           9.90
                                                     -----------    -----------
Net income (loss)                                    $(     0.08)   $      9.90
                                                     ===========    ===========
Weighted Average Common Shares Outstanding             8,755,104        259,038
                                                     ===========    ===========


         See Accompanying Notes To These Unaudited Financial Statements.



Xdogs.com, Inc.
(fka The Sled Dogs Company)
Unaudited Statement Of Cash Flow

------------------------------------------------------------------------------------------------------

                                                                              3 Months      3 Months
                                                                               Ended          Ended
                                                                                June           June
                                                                              30, 1999       30, 1998
                                                                            -----------    -----------
Cash Flows From Operating Activities:


Net Income (loss)                                                           $(  724,956)   $ 2,565,312

Adjustments to reconcile net loss to net cash used in operating activities:

Stock issued for services                                                       329,187    $         0
FAS 123 Option Value                                                            188,167
Extraordinary item                                                                          (2,564,734)
Depreciaton and amortization                                                        225         32,369

(Increase) in prepaid expenses                                                   (4,000)             0
(Decrease) In Prepitioned Liabilities                                                 0              0
(Decrease) In Accounts Payable                                                  (14,336)             0
Increase (Decrease) in other accrued expenses                                        66         (7,374)
                                                                            -----------    -----------
Net Cash Flows From (Used In)Operations                                        (225,647)        25,573
                                                                            -----------    -----------
Cash Flows From Investing Activities:

Purchase of property and equipment                                               (4,276)             0
Acquisition of patents and trademarks                                                 0              0
                                                                            -----------    -----------
Net Cash Flows (Used In) Investing Activities:                                   (4,276)             0
                                                                            -----------    -----------
Cash Flows From Financing Activities:

Cash in Excess of Bank Balance                                                        0        (18,748)
Net proceeds from sale of common stock                                          417,719              0

Net Cash Flows Provided By (Used In) Financing Activities                       417,719        (18,748)
                                                                            -----------    -----------

Net Increase (Decrease) In Cash and cash equivalents                            187,796          6,825
Cash and cash equivalents at beginning of period                                 86,919          6,424
                                                                            -----------    -----------
Cash and cash equivalents at end of period                                  $   274,715    $    13,249
                                                                            ===========    ===========

Supplementary Disclosure Of Cash Flow Information:

Interest Paid                                                               $         0    $         0


                            See Accompanying Notes To These Unaudited Financial Statements.



Xdogs.Com, Inc.
Notes To Unaudited Financial Statements
For The Three Month Period Ended June 30, 1999


Note 1 - Unaudited Financial Information
----------------------------------------
The unaudited financial information included for the three month interim period ended June 30, 2000 were taken from the books and records without audit. However, such information reflects all adjustments (consisting only of normal recurring adjustments, which are of the opinion of management, necessary to reflect properly the results of interim period presented). The results of operations for the three month period ended June 30, 2000 are not necessarily indicative of the results expected for the fiscal year ended March 31, 2001.


Note 2 - Financial Statements
-----------------------------
Management has elected to omit substantially all footnotes relating to the condensed financial statements of the Company included in the report. For a complete set of footnotes, reference is made to the Company's Report on Form 10K-SB for the year ended March 31, 2000 as filed with the Securities and Exchange Commission and the audited financial statements included therein

PART I - ITEM 2

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

     For the three months ended June 30, 1999, we had no revenue or cost of goods sold. We had a net loss from operations of $724,958. We had no compromise of claims under our reorganization for the three months ended June 30, 1999 compared to an extraordinary gain of $2,564,734 as of March 31, 1999. We had a net loss of $0.08 per share.

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





                                       XDOGS.COM, INC.


Dated: February 18, 2000


                                       By:  /s/  Kent Rodriguez
                                          -----------------------------------
                                                 Kent Rodriguez, Chairman and
                                                 Chief Executive Officer
                                                 (Principal Executive Officer)