Form 10QSB/A
period 1999-09-30
XDOGS COM INC
filed 2000-11-17
CIK 918573

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

                                 XDOGS.COM, INC.
              FORM 10-QSB/A QUARTERLY REPORT FOR THE QUARTER ENDED
                               September 30, 1999

                               TABLE OF CONTENTS

                                                                           Page
                                                                           ----
Part I - Financial Information

     Item 1.   Financial Statements

  Condensed Consolidated Balance Sheets -
   September 30, 1999 and March 31, 1999                                     3

  Condensed Consolidated Statements of Operations
   for the Three Months ended September 30, 1999 and 1998                    4
   for the Six Months ended September 30, 1999 and 1998                      5

  Condensed Consolidated Statements of Cash Flows
   for the Six Months ended September 30, 1999 and 1998                      6

  Notes to Condensed Consolidated Financial Statements -
   September 30, 1999                                                        7

     Item 2.   Management's Discussion and Analysis of
               Financial Condition and Results of Operations                 8
Part II - Other Information

     Item 1.   Legal Proceedings                                             9

     Item 3.   Defaults on Senior Securities                                 9

     Item 6.   Exhibits and Reports on Form 8-K                              9

Signature                                                                    10

Xdogs.com, Inc.
(fka The Sled Dogs Company)
Balance Sheet

--------------------------------------------------------------------------------
                                                  Unaudited
                                                  September       March
                                                  30, 1999      31, 1999
                                                  ----------   ---------
ASSETS

Current Assets:

Cash and cash equivalents                         $  162,075   $   86,919
Prepaid Expenses                                      13,333       17,333
                                                  ----------   ----------

Total Current Assets                                 175,408      104,252

Property and equipment                                14,144            0
Less Accumulated Depreciation                           (654)           0
                                                  ----------   ----------
Net Property and Equipment                            13,490            0


Other Assets - Deposits                               13,541            0
                                                  ----------   ----------
TOTAL ASSETS                                      $  202,439   $  104,252
                                                  ----------   ----------
LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES

Accounts Payable                                  $   28,505   $   17,150
Liabilities Subject to Compromise                          0       32,438
                                                  ----------   ----------
Total current liabilities                             28,505       49,588
                                                  ----------   ----------


SHAREHOLDERS' EQUITY:

Convertible preferred stock, Series A,
 par value $.10 per share;
 Authorized 1,000,000 Shares; Issued
 and outstanding -0-                                       0            0

Common Stock, $.01 Par Value;
 Authorized 20,000,000 Shares; Issued
 and outstanding 8,965,104 shares at
 September 30, 1999  and 6,604,625 shares
 at March 31, 1999                                    89,651       66,046

Additional paid-in capital                         2,247,656      513,828

Common Stock Paid for but not Issued                       0      564,514

Accumulated deficit                               (2,163,373)  (1,089,724)
                                                  ----------   ----------
TOTAL SHAREHOLDERS' EQUITY                           173,934       54,664
                                                  ----------   ----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY        $  202,439   $  104,252
                                                  ==========   ==========


         See Accompanying Notes To These Unaudited Financial Statements.

Xdogs.com, Inc.
(fka The Sled Dogs Company)
Unaudited Statement Of Operations

--------------------------------------------------------------------------------

                                                  3 Months       3 Months
                                                    Ended         Ended
                                                  September     September
                                                  30, 1999       30, 1998
                                                 ----------     ----------

Revenue:                                         $        0     $      547
Cost of goods sold                                        0              0

Gross margin                                              0            547

Costs and expenses:

General and administrative                          348,761        173,578
                                                 ----------     ----------
Total costs and expenses                            348,761        173,578
                                                 ----------     ----------
(Loss) From Operations                             (348,761)      (173,031)

Other income (expense)

Interest income                                          68              0
                                                 ----------     ----------
Total other income (expense)                             68              0
                                                 ----------     ----------
Net (Loss)                                         (348,693)      (173,031)
                                                 ----------     ----------
Basic (Loss) Per Common Share                        ($0.04)        ($0.21)
                                                 ----------     ----------
Weighted Average Common Shares Outstanding        8,965,104        818,448
                                                 ==========     ==========


Xdogs.com, Inc.
(fka The Sled Dogs Company)
Unaudited Statement Of Operations

------------------------------------------------------------------------------------

                                                               6 Months    6 Months
                                                                Ended        Ended
                                                              September    September
                                                              30, 1999     30, 1998
                                                             ----------   ----------

Revenue:                                                     $        0   $   11,487
Cost of goods sold                                                    0            0

Gross margin                                                          0       11,487
                                                             ----------   ----------
Costs and expenses:

Other general and administrative                              1,075,009      183,940
                                                             ----------   ----------
Total costs and expenses                                      1,075,009      183,940
                                                             ----------   ----------
Income (Loss) from operations                                (1,075,009)    (172,453)

Other income (expense)

Interest income                                                   1,360            0
                                                             ----------   ----------
Total other income (expense)                                      1,360            0
                                                             ----------   ----------
Income (Loss) before extraordinary item                      (1,073,649)    (172,453)

Extraordinary gain on prepetitioned liabilities                       0    2,564,734
                                                             ----------   ----------
Net Income (Loss)                                           ($1,073,649)  $2,392,281
                                                             ==========   ==========

Basic and diluted earnings (loss) per common Share before:

Income (loss) before extraordinary items                          (0.12)       (0.21)
Extraordinary item                                                 0.00         3.13
                                                             ----------   ----------
Net income (loss)                                                 (0.12)        2.92

Weighted Average Common Shares Outstanding                    8,860,104      818,448
                                                             ==========   ==========

                                          5


Xdogs.com, Inc.
(fka The Sled Dogs Company)
Unaudited Statement Of Cash Flow

----------------------------------------------------------------------------------

                                                         6 Months      6 Months
                                                           Ended        Ended
                                                         September     September
                                                         30, 1999      30, 1998
Cash Flows From Operating Activities:


Net Income (loss)                                      ($1,073,649)   $ 2,392,281

Adjustments to reconcile net income (loss) to net cash used in operating activities:

Extraordinary item                                               0     (2,564,734)
Depreciaton and amortization                                   654         32,369
Stock issued for services                                  329,187              0
FAS 123 Option Value                                       325,763              0


(Increase) in accounts receivable                      $         0    ($    5,500)
Decrease in prepaid expenses                                 4,000              0
(Increase) in deposits                                     (13,541)             0
(Decrease) in prepitioned liabilities                      (32,438)             0
Increase in accounts payable                                11,355              0
Increase (Decrease) in other accrued expenses                    0         42,505
                                                       -----------    -----------
Net Cash Flows (Used In) Operations                       (448,669)      (103,079)
                                                       -----------    -----------
Cash Flows From Investing Activities:

Purchase of property and equipment                         (14,144)             0
                                                                      -----------
Net Cash Flows (Used In) Investing Activities:             (14,144)             0
                                                                      -----------
Cash Flows From Financing Activities:                      (14,144)             0
                                                                      -----------
Cash in excess of bank balance                                   0        (18,748)
Net proceeds from sale of common stock                     537,969        126,055
                                                       -----------    -----------
Net Cash Flows Provided By Financing Activities            537,969        107,307


Net Increase (Decrease) In Cash and cash equivalents        75,156          4,228
Cash and cash equivalents at beginning of period

Cash and cash equivalents at beginning of period            86,919          6,424
                                                       -----------    -----------
Cash and cash equivalents at end of period             $   162,075    $    10,652
                                                       ===========    ===========

Supplementary Disclosure Of Cash Flow Information:

Interest Paid                                          $         0    $         0
                                                       ===========    ===========


          See Accompanying Notes To These Unaudited Financial Statements



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

Note 2 - Bankruptcy Protection
------------------------------

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

Note 3 - Extraordinary Item
---------------------------

On June 30, 1998 the Company incurred an Extraordinary gain of $2,564,734 on the discharge of prepetition liabilities.

Note 4 - Financial Statements
-----------------------------

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

     For the three months ended September 30, 1999, we had no revenue or cost of goods sold. We had a net loss from operations of $348,683. We had a loss per share of $0.04.

     For the six months ended September 30, 1999, we had no revenue or cost of goods sold. We had a net loss from operations of $1,073,649. We had a basic loss for the six month period per share of $0.12.

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