Form 10QSB/A
period 1999-12-31
XDOGS COM INC
filed 2000-11-17
CIK 918573

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

                     -------------------------------------

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days.    Yes          No   X
                        ----         -----

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13, or 15 (d) of the Exchange Act after the distribution of
securities under a plan confirmed by a court.   Yes          No  X
                                                   -----       -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 9,755,104 shares of Common Stock, $.01 par value per share, outstanding as of December 31, 1999.

                                 XDOGS.COM, INC.
              FORM 10-QSB/A QUARTERLY REPORT FOR THE QUARTER ENDED
                                December 31, 1999

                                TABLE OF CONTENTS

                                                                         Page
Part I - Financial Information                                           ----

     Item 1.   Financial Statements

  Condensed Consolidated Balance Sheets -
   December 31, 1999 and March 31, 1999                                    3

  Condensed Consolidated Statements of Operations
   for the Three Months ended December 31, 1999 and 1998                   4
   for the Nine Months ended December 31, 1999 and 1998                    5

  Condensed Consolidated Statements of Cash Flows
   for the Nine Months ended December 31, 1999 and 1998                    6

  Notes to Condensed Consolidated Financial Statements -
December 31, 1999                                                          7

     Item 2.   Management's Discussion and Analysis of
               Financial Condition and Results of Operations               8

Part II - Other Information

     Item 1.   Legal Proceedings                                           9

     Item 3.   Defaults on Senior Securities                               9

     Item 6.   Exhibits and Reports on Form 8-K                            9

Signature                                                                  10

Xdogs.com, Inc.
(fka The Sled Dogs Company)
Balance Sheet

--------------------------------------------------------------------------------
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

SHAREHOLDERS' EQUITY:

Convertible  preferred  stock,  Series A,
 par value $.10 per  share;  Authorized
 1,000,000 Shares; Issued
 and outstanding -0-                                          0            0

Common Stock, $.01 Par Value;
 Authorized 20,000,000 Shares; Issued
 and outstanding 9,755,104 shares at
 December 31, 1999  and 6,604,625 shares
 at March 31, 1999                                       97,551       66,046

Additional paid-in capital                            4,936,181      513,828

Common Stock Paid for but not Issued                          0      564,514

Accumulated deficit                                  (4,946,763)  (1,089,724)
                                                     ----------   ----------

TOTAL SHAREHOLDERS' EQUITY                               86,969       54,664
                                                     ----------   ----------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY           $  193,944   $  104,252
                                                     ==========   ==========

         See Accompanying Notes To These Unaudited Financial Statements

Xdogs.com, Inc.
(fka The Sled Dogs Company)
Unaudited Statement Of Operations

--------------------------------------------------------------------------------


                                                    3 Months       3 Months
                                                     Ended          Ended
                                                    December       December
                                                    31, 1999       31, 1998
                                                   ----------     ----------

Revenue:                                           $        0     $        0
Cost of goods sold                                          0              0
                                                   ----------     ----------

Gross margin                                                0              0
                                                   ----------     ----------

Costs and expenses:

General and administrative                          2,783,390        381,570
                                                   ----------     ----------

Total costs and expenses                            2,783,390        381,570
                                                   ----------     ----------

Net (loss) from operations                         (2,783,390)      (381,570)

Other income (expense)


Interest expense                                            0              0
Interest income                                             0              0
                                                   ----------     ----------

Total other income (expense)                                0              0
                                                   ----------     ----------

Net (Loss)                                         (2,783,390)      (381,570)
                                                   ==========     ==========

Basic (Loss) Per Common Share                          ($0.29)        ($0.24)
                                                   ==========     ==========

Weighted Average Common Shares Outstanding          9,755,104      1,618,262
                                                   ==========     ==========


         See Accompanying Notes To These Unaudited Financial Statements.

Xdogs.com, Inc.
(fka The Sled Dogs Company)
Unaudited Statement Of Operations

--------------------------------------------------------------------------------

                                                       9 Months      9 Months
                                                          Ended       Ended
                                                        December     December
                                                        31, 1999     31, 1998
                                                       ----------   ----------

Revenue:                                               $        0   $   11,487
Cost of goods sold                                              0            0
                                                       ----------   ----------

Gross margin                                                    0       11,487
                                                       ----------   ----------

Costs and expenses:

General and administrative                              3,858,399      565,510
                                                       ----------   ----------

Total costs and expenses                                3,858,399      565,510
                                                       ----------   ----------

(Loss) from operations                                 (3,858,399)    (554,023)

Other income (expense)
Interest & other income                                     1,360            0
                                                       ----------   ----------

Total other income (expense)                                1,360            0
                                                       ----------   ----------

(Loss) before extraordinary item                       (3,857,039)    (554,023)

Extraordinary gain on prepetitioned liabilities                 0    2,564,734
                                                       ----------   ----------

Net (Loss)                                            ($3,857,039)  $2,010,711
                                                       ==========   ==========


Basic and diluted earnings (Loss) per common share:
Income (loss) before extraordinary item                     (0.42)       (0.34)
Extraordinary item                                           0.00         1.58
                                                       ----------   ----------

Net income (loss)                                          ($0.42)   $    1.24
                                                       ==========   ==========

Weighted Average Common Shares Outstanding              9,228,437    1,618,262
                                                       ==========   ==========


         See Accompanying Notes To These Unaudited Financial Statements.


Xdogs.com, Inc.
(fka The Sled Dogs Company)
Unaudited Statement Of Cash Flow

------------------------------------------------------------------------------------

                                                           9 Months       9 Months
                                                             Ended          Ended
                                                            December       December
                                                            31, 1999       31, 1998
                                                          -----------    -----------
Cash Flows From Operating Activities:


Net (Loss)                                                ($3,857,039)   $ 2,010,711

Adjustments to reconcile net income (loss) to net cash used in operating activities:

Extraordinary item                                                  0     (2,564,734)
Depreciaton and amortization                                    2,166         32,369
Loss on asset disposal                                              0              0
Common Stock Issued for Services                            2,409,362        286,032
FAS 123 Option Value                                          669,413              0

(Increase) in accounts receivable                         $         0    $    (5,500)
Decrease in prepaid expenses                                   12,000              0
(Increase) in deposits                                        (13,541)             0
Increase in accounts payable                                   89,825              0
Decrease in prepetitioned liabilities                         (32,438)             0
(Decrease) in other accrued expenses                                0         (3,497)
                                                          -----------    -----------

Net Cash Flows (Used In) Operations                          (720,252)      (244,619)
                                                          -----------    -----------

Cash Flows From Investing Activities:

Purchase of property and equipment                            (73,017)             0
                                                          -----------    -----------

Net Cash Flows (Used In) Investing Activities:                (73,017)             0
                                                          -----------    -----------

Cash Flows From Financing Activities:

Cash in excess of bank balance                                      0        (18,748)
Net Proceeds from Sale of Common Stock                        810,569        261,773
                                                          -----------    -----------

Net Cash Flows Provided By Financing                          810,569        243,025
                                                          -----------    -----------


Net Increase (Decrease) In Cash and cash equivalents           17,300         (1,594)
Cash and cash equivalents at beginning of period               86,919          6,424
                                                          -----------    -----------

Cash and cash equivalents at end of period                $   104,219    $     4,830
                                                          ===========    ===========


Supplementary Disclosure Of Cash Flow Information:

Interest Paid                                             $         0    $         0
                                                          ===========    ===========
Common Stock Issued for Services                          $         0    $   286,032
                                                          ===========    ===========


           See Accompanying Notes To These Unaudited Financial Statements.



Xdogs.com
(fka The Sled Dog Company)
Notes To Unaudited Financial Statements
For The Nine Month Period Ended December 31, 1999


Note 1 - Unaudited Financial Information
----------------------------------------

The unaudited financial information included for the three and nine month interim period ended September 30, 1999 were taken from the books and records without audit. However, such information reflects all adjustments (consisting only of normal recurring adjustments, which are of the opinion of management, necessary to reflect properly the results of interim period presented). The results of operations for the nine month period ended December 31, 1999 are not necessarily indicative of the results expected for the fiscal year ended March 31, 2000.

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

     For the three months ended December 31, 1999, we had no revenue. We had no cost of goods sold. We had a net loss from operations of $2,783,390. We had a loss for the three month period per share of $0.29.

     For the nine months ended December 31, 1999, we had no revenue or cost of goods sold. We had a net loss from operations of $3,857,034. We had a loss for the nine month period per share of $0.42.

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

     During the fiscal quarter ended December 31, 1999, our investing activities used $73,017, compared to no cash for the fiscal quarter ended December 31, 1998.

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





                                       XDOGS.COM, INC.


Dated: February 18, 2000


                                       By:  /s/  Kent Rodriguez
                                         --------------------------------------
                                                 Kent Rodriguez, Chairman and
                                                 Chief Executive Officer
                                                 (Principal Executive Officer)