Form 10QSB
period 2000-09-30
XDOGS COM INC
filed 2000-11-20
CIK 918573

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the quarter ended September 30, 2000
                         Commission file number 1-12850

                                   XDOGS, INC.
                     Formerly known as The Sled Dogs Company
        ---------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)

                        527 MARQUETTE AVENEUE, SUITE 2100
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
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 2,708,063 shares of Common Stock, $.01 par value per share, outstanding as of September 30, 2000.

                                 XDOGS.COM, INC.
               FORM 10-QSB QUARTERLY REPORT FOR THE QUARTER ENDED
                               September 30, 2000

                                TABLE OF CONTENTS

                                                                           Page
Part I - Financial Information

     Item 1.   Financial Statements

  Condensed Consolidated Balance Sheets -
   September 30, 2000 and March 31, 2000                                     3

  Condensed Consolidated Statements of Operations
    fot the Three Months ended September 30, 2000 and 1999                   4

  Condensed Consolidated Statements of Operations
   for the Six Months ended September 30, 2000 and 1999                      5

  Condensed  Consolidated  Statements  of Cash  Flows
   for the Six Months ended September 30, 2000 and 1999                      6

  Notes to Condensed Consolidated Financial Statements -
   September 30, 2000                                                        7

     Item 2.   Management's Discussion and Analysis of
               Financial Condition and Results of Operations                 8

Part II - Other Information                                                  9

     Item 1.   Legal Proceedings                                             9

     Item 6.   Exhibits and Reports on Form 8-K                              9

Signature                                                                    10



Xdogs, Inc.
(fka The Sled Dogs Company)
Balance Sheet
-----------------------------------------------------------------------------------------------

                                                                    Unaudited
                                                                    September         March
                                                                     30, 2000        31, 2000
                                                                   ------------    ------------
ASSETS
------
Current Assets:

Cash and cash equivalents                                          $      5,354    $    282,795
Accounts Receivable                                                      34,270               0
Inventory                                                               158,453               0
Prepaid Expenses and other assets                                         2,263          42,537
                                                                   ------------    ------------

Total Current Assets                                                    200,340         325,332
                                                                   ------------    ------------

Property and equipment                                                  118,746         104,899
Less Accumulated Depreciation                                           (17,667)         (5,993)
                                                                   ------------    ------------

Net Property and Equipment                                              101,079          98,906

Other Assets

Intangibles, net of $61,153 and $12,231 in amortization                 134,540         183,462

Total Other Assets                                                      134,540         183,462
                                                                   ------------    ------------

TOTAL ASSETS                                                       $    435,959    $    607,700
                                                                   ============    ============

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

LIABILITIES

Accounts Payable                                                   $    395,637    $    522,375
Notes payable                                                           200,000               0
Notes payable, shareholders                                             650,010         300,000
Other accrued liabilities                                                56,433               0
                                                                   ------------    ------------

Total current liabilities                                             1,302,080         822,375
                                                                   ------------    ------------

SHAREHOLDERS' EQUITY:

Convertible preferred stock, Series A, par value $.10 per share;
 Authorized 1,000,000 Shares; Issued
 and outstanding -0-                                                          0               0

Common Stock, $.01 Par Value; **
 Authorized 20,000,000 Shares; Issued
 and outstanding 2,708,063 shares at September 30, 1999
 and 1,937,021 shares at March 31, 2000                                  27,081          19,370

Additional paid-in capital                                           10,425,862       7,406,771

Common Stock Paid for but not Issued                                          0         187,725

Accumulated deficit                                                 (11,319,064)     (7,828,541)
                                                                   ------------    ------------

TOTAL SHAREHOLDERS' EQUITY                                             (866,121)       (214,675)
                                                                   ------------    ------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                         $    435,959    $    607,700
                                                                   ============    ============

** - 5 to 1 reverse split

                 See Accompanying Notes To These Unaudited Financial Statements.

                                                3


Xdogs, Inc.
(fka The Sled Dogs Company)
Unaudited Statement Of Operations
--------------------------------------------------------------------------------

                                                       3 Months       3 Months
                                                         Ended          Ended
                                                       September      September
                                                        30, 2000       30, 1999
                                                      -----------    -----------
Revenue:                                              $     7,163    $         0
Cost of goods sold                                        108,154              0
                                                      -----------    -----------

Gross profit                                             (100,991)             0
                                                      -----------    -----------

Costs and expenses:

Stock based compensation                                2,093,995        137,596
General and administrative                                691,462        211,165
                                                      -----------    -----------

Total costs and expenses                                2,785,457        348,761
                                                      -----------    -----------

(Loss) from operations                                 (2,886,448)      (348,761)
                                                      -----------    -----------

Other income (expense):

Interest expense                                          (30,870)             0
Interest income                                               863             68
                                                      -----------    -----------

Total other income (expense)                              (30,007)            68
                                                      -----------    -----------

Net (loss) before extraordinary items                  (2,916,455)      (348,693)
                                                      -----------    -----------

Extraordinary Items

Gain on debt extinquishment                                39,811              0
(Loss) from debt settlement                                (3,076)             0
                                                      -----------    -----------

Total                                                      36,735              0
                                                      -----------    -----------

Net (loss)                                            ($2,879,720)   ($  348,693)
                                                      ===========    ===========

Basic and diluted earnings (loss) per common share:

Net (Loss) before extraordinary items                 ($     1.17)   ($     0.19)
                                                      ===========    ===========
Net (Loss)                                            ($     1.15)   ($     0.19)
                                                      ===========    ===========
Weighted Average Common Shares Outstanding **           2,493,845      1,793,021
                                                      ===========    ===========

** - 5 to 1 reverse split

         See Accompanying Notes To These Unaudited Financial Statements.




Xdogs, Inc.
(fka The Sled Dogs Company)
Unaudited Statement Of Operations
--------------------------------------------------------------------------------

                                                       6 Months       6 Months
                                                         Ended          Ended
                                                       September      September
                                                        30, 2000       30, 1999
                                                      -----------    -----------
Revenue:                                              $   103,674    $         0
Cost of goods sold                                        214,317              0
                                                      -----------    -----------

Gross profit                                             (110,643)             0
                                                      -----------    -----------

Costs and expenses:

Stock based compensation                                2,203,781        654,950
General and administrative                              1,187,034        420,059
                                                      -----------    -----------

Total costs and expenses                                3,390,815      1,075,009
                                                      -----------    -----------

(Loss) from operations                                 (3,501,458)    (1,075,009)
                                                      -----------    -----------

Other income (expense):

Interest expense                                          (30,870)             0
Interest income                                             5,071          1,360
                                                      -----------    -----------

Total other income (expense)                              (25,799)         1,360
                                                      -----------    -----------

Net (Loss) before extraordinary items                  (3,527,257)    (1,073,649)
                                                      -----------    -----------

Extraordinary Items

Gain on debt extinquishment                                39,811              0
(Loss) from debt settlement                                (3,076)             0
                                                      -----------    -----------

Total                                                      36,735              0
                                                      -----------    -----------

Net (loss)                                            ($3,490,522)   ($1,073,649)
                                                      ===========    ===========

Basic and diluted earnings (loss) per common share:

Net (Loss) before extraordinary items                 ($     1.57)   ($     0.61)
                                                      ===========    ===========
Net (Loss)                                            ($     1.56)   ($     0.61)
                                                      ===========    ===========
Weighted Average Common Shares Outstanding              2,239,814      1,772,021
                                                      ===========    ===========

** - 5 to 1 reverse split

         See Accompanying Notes To These Unaudited Financial Statements.


                                      5


Xdogs, Inc.
(fka The Sled Dogs Company)
Unaudited Statement Of Cash Flow
---------------------------------------------------------------------------------

                                                        6 Months       6 Months
                                                          Ended          Ended
                                                        September      September
                                                        30, 2000       30, 1999
                                                       -----------    -----------
Cash Flows From Operating Activities:


Net (loss)                                             ($3,490,522)   ($1,073,649)
                                                       ===========    ===========

Adjustments to reconcile net loss to net cash used in operating activities:

Depreciaton and amortization                                60,596            654
Stock issued for services                                2,203,781        329,187
Stock issued for trade payables                            484,426              0
FAS 123 option value                                             0        325,763
                                                       -----------    -----------

Decrease in prepaid expenses and other assets               40,274          4,000
(Increase) in accounts receivable                          (34,270)             0
(Increase) in deposits                                           0        (13,541)
(Increase) in inventory                                   (158,453)             0
(Increase) in prepititioned liabilities                          0        (32,438)
Increase (Decrease) in accounts payable                     13,429         11,355
Increase in other accrued expenses                          56,433              0
                                                       -----------    -----------

Net Cash Flows From (Used In)Operations                   (824,306)      (448,669)
                                                       -----------    -----------

Cash Flows From Investing Activities:

Purchase of property and equipment                         (13,847)       (14,144)
                                                       -----------    -----------

Net Cash Flows (Used In) Investing Activities:             (13,847)       (14,144)
                                                       -----------    -----------

Cash Flows From Financing Activities:

Advances from officer/shareholder                          350,010              0
Net proceeds from sale of common stock                     150,869        537,969

Net Cash Flows Provided By Financing Activities            500,879        537,969
                                                       -----------    -----------


Net Increase (Decrease) In Cash and cash equivalents      (337,274)        75,156
Cash and cash equivalents at beginning of period           282,795         86,919
                                                       -----------    -----------

Cash and cash equivalents at end of period             ($   54,479)   $   162,075
                                                       ===========    ===========


Supplementary Disclosure Of Cash Flow Information:

Stock issued for services                              $ 2,203,781    $         0
                                                       ===========    ===========
Stock issued for trade payables                        $   489,423    $         0
                                                       ===========    ===========
Accounts Payable Converted to Note Payable             $   200,000    $         0
                                                       ===========    ===========
Interest Paid                                          $     4,437    $         0
                                                       ===========    ===========


          See Accompanying Notes To These Unaudited Financial Statements.



Xdogs.Com, Inc.
Notes To Unaudited Financial Statements
For The Six Month Period Ended September 30, 2000
-------------------------------------------------


Note 1 - Unaudited Financial Information

The unaudited financial information included for the three month interim period ended September 30, 2000 were taken from the books and records without audit. However, such information reflects all adjustments (consisting only of normal recurring adjustments, which are of the opinion of management, necessary to reflect properly the results of interim period presented). The results of operations for the three month period ended September 30, 2000 are not necessarily indicative of the results expected for the fiscal year ended March 31, 2001.


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

PART I - ITEM 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References in this document to "us," "we," or "the Company" refer to Xdogs, Inc., its predecessor, and its subsidiary.

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

     As of September 30, 2000, we had current assets of $200,340 and total assets of $435,959. This compares with current assets of $325,332 and total assets of $607,700 as of March 31, 2000.

     For the three months ended September 30, 2000, we had revenue of $7,163 cost of goods sold of $108,154. We had a net loss from operations of $2,886,448. We had a loss per share of $1.15.

     For the six months ended September 30, 2000, we had revenue of $103,674 and cost of goods sold of $214,317. We had a net loss from operations of $3,490,522. We had a basic loss for the six month period per share of $1.56.

     Our plan for the fiscal year ended March 31, 2001 is to implement our plan to develop into a wholesale distributor of action sports hard goods and related apparel. We plan to actively develop our relationships with Berghaus Limited, Oxbow, Gaastra and Lumen. While we anticipate generating substantial revenues under our agreement with Berghaus Limited during the fiscal year ended March 31, 2001, we do not expect to be profitable during this period.

LIQUIDITY AND CAPITAL RESOURCES

     Our cash and cash equivalents were $200,340 on September 30, 2000, compared to $162,075 on September 30, 1999. During the fiscal quarter ended September 30, 2000, our investing activities used $13,847, compared to $14,144 for the fiscal quarter ended September 30, 1999.

     We sold $150,869 worth of common shares and borrowed $350,000 from the Company's Chief Executive Officer during the period to finance our activities. As of September 30, 2000, we were essentially insolvent and working toward a reorganization of our operations.

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

Otherwise as of September 30, 2000, neither we, nor any of our officers or directors, in their capacities as such were the subject of any material, pending or threatened legal proceeding, and Management is not aware of any contemplated action against us or such officers or directors.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     a.   Exhibits

     b.   No reports on Form 8-K

                                   SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.





                                       XDOGS.COM, INC.


Dated: November 20, 2000


                                       By:  /s/  Kent Rodriguez
                                          -------------------------------------
                                                 Kent Rodriguez, Chairman and
                                                 Chief Executive Officer
                                                 (Principal Executive Officer)