Form 10QSB
period 2000-12-31
XDOGS COM INC
filed 2001-02-20
CIK 918573

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the quarter ended December 31, 2000
                         Commission file number 1-12850

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 3,673,242 shares of Common Stock, $.01 par value per share, outstanding as of December 31, 2000.

                                 XDOGS.COM, INC.
               FORM 10-QSB QUARTERLY REPORT FOR THE QUARTER ENDED
                                December 31, 2000

                                TABLE OF CONTENTS


                                                                          Page

Part I - Financial Information

     Item 1.   Financial Statements

  Condensed Consolidated Balance Sheets - December 31, 2000
   and March 31, 2000                                                      F-1

  Unaudited Statement of Operations for the Three Months
   ended December 31, 2000                                                 F-2

  Condensed Consolidated Statements of Operations for the
   Nine Months ended December 31, 2000 and 1999                            F-3

  Condensed  Consolidated  Statements  of Cash Flows for the
   Nine Months ended December 31, 2000 and 1999                            F-4

  Notes to Condensed Consolidated Financial Statements -
   December 31, 2000                                                       F-5

     Item 2.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations                          2

Part II - Other Information                                                 3

     Item 1.   Legal Proceedings                                            3

  Signature                                                                 4




Xdogs, Inc.
(fka The Sled Dogs Company)
Balance Sheet

----------------------------------------------------------------------------------------------------------
                                                                     Unaudited
                                                                     December                    March
                                                                     31, 2000                  31, 2000
ASSETS                                                             ------------               ------------
------

Current Assets:
Cash and cash equivalents                                          $      2,841               $    282,795
Accounts Receivable                                                      53,028                          0
Inventory                                                               142,813                          0
Prepaid Expenses and other assets                                             0                     42,537
                                                                   ------------               ------------
Total Current Assets                                                    198,682                    325,332
                                                                   ------------               ------------
Property and equipment                                                  118,746                    104,899
Less Accumulated Depreciation                                           (18,963)                    (5,993)
                                                                   ------------               ------------
Net Property and Equipment                                               99,783                     98,906

Other Assets

Intangibles, net of $85,616 and $12,231
in amortization                                                                 110,077                    183,462

Total Other Assets                                                      110,077                    183,462
                                                                   ------------               ------------
TOTAL ASSETS                                                       $    408,542               $    607,700
                                                                   ============               ============

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

LIABILITIES

Accounts Payable                                                   $    434,030               $    522,375
Notes payable                                                           200,000                          0
Notes payable, shareholders                                             726,000                    300,000
Other accrued liabilities                                                91,267                          0
                                                                   ------------               ------------
Total current liabilities                                             1,451,297                    822,375
                                                                   ------------               ------------



SHAREHOLDERS' EQUITY:

Convertible preferred stock, Series A, par value $.10 per share;
 Authorized 1,000,000 Shares; Issued
 and outstanding -0-                                                          0                          0

Common Stock, $.01 Par Value       **
 Authorized 20,000,000 Shares; Issued
 and outstanding 3,673,242 shares at December 31, 2000
 and 1,937,021 shares at March 31, 2000                                  36,732                     19,370

Additional paid-in capital                                           11,257,819                  7,406,771

Common Stock Paid for but not Issued                                    139,851                    187,725

Accumulated deficit                                                 (12,477,157                 (7,828,541)
                                                                                              ------------
TOTAL SHAREHOLDERS' EQUITY                                           (1,042,755)                  (214,675)
                                                                   ------------               ------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                         $    408,542               $    607,700
                                                                   ============               ============



** - 5 to 1 reverse split

                       See Accompanying Notes To These Unaudited Financial Statements.

                                                    F-1



Xdogs, Inc.
(fka The Sled Dogs Company)
Unaudited Statement Of Operations

---------------------------------------------------------------------------------


                                                        3 Months      3 Months
                                                         Ended          Ended
                                                        December       December
                                                        31, 2000       31, 1999
                                                        --------       --------
Revenue:                                              $    36,870    $         0
Cost of goods sold                                         17,984              0
                                                      -----------    -----------
Gross profit                                               18,886              0
                                                      -----------    -----------
Costs and expenses:

Stock based compensation                                  841,499              0
General and administrative                                305,154      2,783,390
                                                      -----------    -----------
Total costs and expenses                                1,146,653      2,783,390
                                                      -----------    -----------
(Loss) from operations                                 (1,127,767)    (2,783,390)
                                                      -----------    -----------
Other income (expense):

Interest expense                                          (28,488)             0
Interest income                                                11              0
Miscellaneous Income                                        1,150             68
                                                      -----------    -----------
Total other income (expense)                              (27,327)            68
                                                      -----------    -----------
Net (loss)                                             (1,155,094)    (2,783,322)
                                                      -----------    -----------
Basic and diluted earnings (loss) per common share:

Net (Loss)                                            ($     0.33)   ($     1.43)
                                                      ===========    ===========
Weighted Average Common Shares Outstanding        **    3,517,964      1,951,021
                                                      ===========    ===========


** - 5 to 1 reverse split


         See Accompanying Notes To These Unaudited Financial Statements.






Xdogs, Inc.
(fka The Sled Dogs Company)
Unaudited Statement Of Operations

---------------------------------------------------------------------------------


                                                        9 Months       9 Months
                                                         Ended          Ended
                                                        December       December
                                                        31, 2000       31, 1999
                                                      -----------    -----------
Revenue:                                              $   140,543    $         0
Cost of goods sold                                        232,301              0
                                                      -----------    -----------
Gross profit                                              (91,758)             0
                                                      -----------    -----------
Costs and expenses:

Stock based compensation                                2,935,494              0
General and administrative                              1,604,973      3,858,399
                                                      -----------    -----------
Total costs and expenses                                4,540,467      3,858,399
                                                      -----------    -----------
(Loss) from operations                                 (4,632,225)    (3,858,399)
                                                      -----------    -----------
Other income (expense):

Interest expense                                          (59,358)             0
Interest income                                             5,082
Miscellaneous Income                                        1,150          1,360
                                                      -----------    -----------
Total other income (expense)                              (53,126)         1,360
                                                      -----------    -----------
Net (Loss) before extraordinary items                  (4,685,351)    (3,857,039)
                                                      -----------    -----------
Extraordinary Items

Gain on debt extinquishment                                39,811              0
(Loss) from debt settlement                                (3,076)             0
                                                      -----------    -----------
Total                                                      36,735              0
                                                      -----------    -----------
Net (loss)                                            ($4,648,616)   ($3,857,039)
                                                      ===========    ===========
Basic and diluted earnings (loss) per common share:

Net (Loss) before extraordinary items                 ($     1.80)   ($     2.09)
                                                      ===========    ===========
Net (Loss)                                            ($     1.78)   ($     2.09)
                                                      ===========    ===========
Weighted Average Common Shares Outstanding              2,605,985      1,845,687
                                                      ===========    ===========


** - 5 to 1 reverse split


            See Accompanying Notes To These Unaudited Financial Statements.





Xdogs, Inc.
(fka The Sled Dogs Company)
Unaudited Statement Of Cash Flow

----------------------------------------------------------------------------------

                                                          9 Months       9 Months
                                                           Ended         Ended
                                                          December       December
                                                          31, 2000       31, 1999
                                                        -----------    -----------
Cash Flows From Operating Activities:


Net (loss)                                              ($4,648,616)   ($3,857,039)
                                                        ===========
Adjustments to reconcile net loss to net cash used in
operating activities:

Depreciaton and amortization                                 86,355          2,166
Stock issued for services                                 3,430,187      2,409,362
Stock issued for trade payables                             484,426              0
FAS 123 option value                                              0        669,413
                                                        -----------    -----------

Decrease in prepaid expenses and other assets                40,274         12,000
(Increase) in accounts receivable                           (53,028)             0
(Increase) in deposits                                            0        (13,541)
(Increase) in inventory                                    (142,813)             0
(Increase) in prepititioned liabilities                           0        (32,438)
Increase (Decrease) in accounts payable                     (88,345)        89,825
Increase in other accrued expenses                          (91,267)             0
                                                        -----------    -----------
Net Cash Flows From (Used In)Operations                    (982,827)      (720,252)
                                                        -----------    -----------
Cash Flows From Investing Activities:

Purchase of property and equipment                          (13,847)       (73,017)
                                                        -----------    -----------
Net Cash Flows (Used In) Investing Activities:              (13,847)       (73,017)
                                                        -----------    -----------
Cash Flows From Financing Activities:

Advances from officer/shareholder                           426,000              0
Net proceeds from sale of common stock                      290,720        810,569
                                                        -----------    -----------
Net Cash Flows Provided By Financing Activities             716,720        810,569
                                                        -----------    -----------

Net Increase (Decrease) In Cash and cash equivalents       (279,954)        17,300
Cash and cash equivalents at beginning of period            282,795         86,919
                                                        -----------    -----------
Cash and cash equivalents at end of period              $     2,841    $   104,219
                                                        ===========    ===========

Supplementary Disclosure Of Cash Flow Information:

Stock issued for services                               $ 3,045,280    $         0
                                                        ===========    ===========
Stock issued for trade payables                         $   489,423    $         0
                                                        ===========    ===========
Accounts Payable Converted to Note Payable              $   200,000    $         0
                                                        ===========    ===========
Interest Paid                                           $     4,437    $         0
                                                        ===========    ===========


          See Accompanying Notes To These Unaudited Financial Statements.



Xdogs, Inc.
Notes To Unaudited Financial Statements
For The Nine Month Period Ended December 31, 2000


Note 1 - Unaudited Financial Information
----------------------------------------

The unaudited financial information included for the three month and nine month interim period ended December 31, 2000 were taken from the books and records without audit. However, such information reflects all adjustments (consisting only of normal recurring adjustments, which are of the opinion of management, necessary to reflect properly the results of interim period presented). The results of operations for the nine month period ended December 31, 2000 are not necessarily indicative of the results expected for the fiscal year ended March 31, 2001.

Note 2 - Related Party Transactions
-----------------------------------

Of the 863,000 shares of after split common stock issued for the 3 month period ended December 31, 2000, 603,000 shares were issued in exchange for services and severance valued at $710,085.

An officer of the Company loaned the Company $426,000 during the three month interim period.

Note 3 - Stock Issued for Services
----------------------------------

During the three month period ended December 31, 2000 the Company issued an additional 260,000 shares to consultants valued at $131,414.

Note 4 - Extraordinary Items
----------------------------

During the 9 month period ended December 31, 2000 the Company issued 121,000 shares of post split common stock in exchange for $484,423 in trade payables that resulted in a loss of $3,076 and additional debt reduction amounting to $39,811 for a total extraordinary item of $36,735.

Note 5 - Financial Statements
-----------------------------

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

     On August 22, 2000, we reverse split our shares one for five

     As of December 31, 2000, we had current assets of $198,682 and total assets of $408,542. This compares with current assets of $325,332 and total assets of $607,700 as of March 31, 2000.

     For the three months ended December 31, 2000, we had revenue of $36,870 cost of goods sold of $17,984. We had a net loss from operations of $1,127,767. We had a loss per share of $0.33.

     For the nine months ended December 31, 2000, we had revenue of $140,543 and cost of goods sold of $232,301. We had a net loss from operations of $4,632,225. We had a loss for the nine month period of $1.78 per share.

     Our plan for the fiscal year ended March 31, 2001 is to implement our plan to develop into a wholesale distributor of action sports hard goods and related apparel. We plan to actively develop our relationships with Oxbow, Gaastra and Lumen.

LIQUIDITY AND CAPITAL RESOURCES

     Our cash and cash equivalents were $2,841 on December 31, 2000, compared to $282,795 on March 31, 2000. During the nine months ended December 31, 2000, our investing activities used $13,847, compared to $73,017 for the nine months ended December 31, 1999.

     We sold $290,720 worth of common shares and borrowed $426,000 from the Company's Chief Executive Officer during the period to finance our activities. As of December 31, 2000, we were essentially insolvent and working toward a reorganization of our operations.

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

PART II - OTHER INFORMATION

On November 29, 2000, Berghaus, Ltd., informed the Company it would continue its distribution upon payment of $120,000.00 in three installment payments. We are delinquent on the first installment.


ITEM 1 - LEGAL PROCEEDINGS

The first matter is Henry Furst v. Xdogs.com, which is a breach of contract case brought in U.S. District Court for the District of Minnesota by Mr. Furst. He is seeking approximately $144,000 in damages. We negotiated a settlement with Mr. Furst, to pay his $94,000 in installments, and gave Mr. Furst a confession of judgment for that amount. The Company is in default of this agreement.

The second matter is Millennium Holdings Group, Inc. and G. David Gordon v. Xdogs.com, Inc. and Kent Rodriguez, which is a case for breach of contract, slander and lost opportunity damages. The specific amount of damages requested is not clear. This case was brought in the State Court of Palm Beach County, Florida. We have brought a motion to dismiss the Millennium Holdings Group, Inc., action, which is pending.

On or about March 14, 2000, the Company's former Advisor Stephen Carlson, loaned the Company $100,000. The note called for payment in full on December 31, 2000. We are in default and Mr. Carlson has initiated legal proceeds to collect the loan.

Otherwise as of December 31, 2000, neither we, nor any of our officers or directors, in their capacities as such were the subject of any material, pending or threatened legal proceeding.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.





                                         XDOGS.COM, INC.


 Dated: February 13, 2001


                                         By:  /s/  Kent Rodriguez
                                            --------------------------------
                                                   Kent Rodriguez, Chairman and
                                                   Chief Executive Officer
                                                   (Principal Executive Officer)