Form 10KSB
period 2001-03-31
XDOGS COM INC
filed 2001-07-20
CIK 918573

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended March 31, 2001 Commission file number 1-12850

                                   XDOGS, INC.
                        Formerly known as XDOGS.COM, INC.
                        ---------------------------------
        (Exact name of small business issuer as specified in its charter)

                       527 Marquette Avenue S., Suite 2100
                          MINNEAPOLIS, MINNESOTA 55402
                          ----------------------------
                    (Address of principal executive offices)

Incorporated under the laws of                                84-1168832
the State of Nevada                                 ----------------------------
                                                    I.R.S. Identification Number


(Small Business Issuer's telephone number including area code): (612) 359-9020

Securities registered pursuant to Section 12(b) of the Act: NONE

Securities registered pursuant to Section 12(g) of the Act: COMMON STOCK, $.01 PAR VALUE PER SHARE (Title of Class)

Indicate by check mark whether the Company (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the
past 90 days.    Yes  X       No
                    -----       -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The issuer's revenues for its most recent fiscal year were $__________

The aggregate market value of the Company's common stock held by non-affiliates of the Company on June 30, 2001 was approximately $1,730,000 computed by reference to the average of the closing bid and ask prices as quoted on that date.

Check whether the Company has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act after the distribution of securities under a plan confirmed by a court.
Yes  X       No
   -----       -----

The Company has one class of equity securities outstanding: Common Stock, $.01 par value per share. On June 30, 2001, there were 5,589,242 shares outstanding. As of June 30, 1998, the date of our reorganization in Bankruptcy, our common shares were subject to a 54 for 1 reverse split. As of August 23, 2000, our common shares were subject to a 5 for 1 reverse split. All references to our shares in this Form 10-KSB include the effect of these reverse splits of our common stock.

                                   XDOGS, INC.

           FORM 10-KSB ANNUAL REPORT FOR THE YEAR ENDED MARCH 31, 2001

                                TABLE OF CONTENTS

                                                                           Page
                                                                           ----
PART I
          ITEM 1.    BUSINESS                                                1
          ITEM 2.    PROPERTIES                                              7
          ITEM 3.    LEGAL PROCEEDINGS                                       8
          ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF
                     SECURITY HOLDERS                                        8

PART II
          ITEM 5.    MARKET FOR THE COMPANY'S COMMON EQUITY
                     AND RELATED STOCKHOLDER MATTERS                         9
          ITEM 6.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                     FINANCIAL CONDITION AND RESULTS OF OPERATIONS          11
          ITEM 7.    FINANCIAL STATEMENTS                                   11
          ITEM 8.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                     ON ACCOUNTING AND FINANCIAL DISCLOSURE                 11

PART III
          ITEM 9.    DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND
                     CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A)
                     OF THE EXCHANGE ACT                                    12
          ITEM 10.   EXECUTIVE COMPENSATION                                 13
          ITEM 11.   SECURITY OWNERSHIP OF CERTAIN
                     BENEFICIAL OWNERS AND MANAGEMENT                       15
          ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS         16
          ITEM 13.   EXHIBITS AND REPORTS ON FORM 8-K                       16

SIGNATURES


References in this document to "us," "we," "the Registrant" or "the Company" refer to XDOGS, Inc., and its predecessors.

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

INTRODUCTION

We are the exclusive North America distributors of high-end European outdoor apparel and equipment for the outdoor enthusiast. Our mission is to have every outdoors enthusiast live a "Life Without Limits"(TM) and to possess their own personal vision of adventure, challenge, discovery and freedom. To accomplish this, we bring "best-in-class" European sporting goods brands to the North American marketplace via a traditional wholesale to retail business model. With exclusive marketing and distribution rights for some of Europe's premier brands, we are able to provide outdoor enthusiasts with the specialized apparel and gear they need to enhance their experience. These products come from respected brands including Lumen Eyewear from Austria, Oxbow surf and snowboarding apparel from France, and Gaastra sailing and casual wear from the Netherlands. These premium brands will require the building of brand awareness to assure their success in the North American market.

Due to general economic conditions and the ensuing downturn in e-commerce and internet-based businesses generally, we have abandoned our prior business plan to exploit our exclusive distribution rights via the internet and have re-focus our strategy and adopted a traditional wholesale to retail sales distribution model which we have been implementing since August, 2000. Our primary division is our International Brands Division for wholesale to retail distribution of well-known European brands of outdoor apparel and equipment. All of these products are European products manufactured in Europe and elsewhere.

We will generate most of our sales primarily in the United States, Canada and Mexico. We will sell our European brands initially to high-end, specialty retail stores in key markets such as prestigious outdoor sports resorts and major metropolitan areas. Eventually, and assuming the success of initial sales and acceptance in the American market, we anticipate selling to larger retail chain operations that will provide us with broader market penetration. At that time, we also expect to sell directly to consumers via the Internet.

To maintain our best-in-class image, we anticipate entering into an agreement with a well-established proprietor of close-out higher priced inventory. Selling end-of-season inventory and offering a venue for returns from retail partners will give us an opportunity to attempt to better manage gross margins and more importantly guard against the stigma of "close-out bargain basement" sales.

As part of our new strategy, we also adopted a Licensed Apparel Division to concentrate on acquiring well-known sport licenses for branded apparel marketed to mass merchants and larger retail operations. This division will brand items such as T-shirts with well-known sport logos.

Following our Chapter 11 bankruptcy reorganization finalized on September 10, 1998, and discussed in more detail below, we had limited operations and as of March 31, 2001 we still should be considered to have limited operations and to be under capitalized. We have minimal revenues from our International Brands Division and expect revenues from our Licensed Apparel Division in the last quarter of 2002.

FORWARD-LOOKING STATEMENTS

When used in this Annual Report on Form 10-KSB, the words "believes", "anticipates", "expects", "estimates" and similar expressions are intended to identify, in certain circumstances, forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements to differ materially from the predicted results, performance or achievements. Such factors include, among others, the following: general economic and business conditions, the acceptance in the marketplace of new products, currency fluctuations, changes in business strategy or development plans, availability of qualified personnel, changes in political, social and economic conditions and local regulations, particularly in Europe, and other factors outlined in the Company's previously filed public documents, copies of which may be obtained without cost from the Company. Given these uncertainties, prospective investors are cautioned not to place undue reliance on such statements. The Company also undertakes no obligation to update these forward-looking statements

HISTORY

We were originally incorporated in Colorado in April 1991 under the name Snow Runner (USA), Inc. We were the general partner of Snow Runner (USA) Ltd., a Colorado limited partnership to sell proprietary snow skates under the name "Sled Dogs" which was dissolved in August 1992 and our name was changed to Snow Runner (USA), Inc. In late 1993, we relocated our operations to Minnesota and in January 1994 changed our name to Snow Runner, Inc. In November 1994 we changed our name to the Sled Dogs Company. All assets owned by the Sled Dogs Company were transferred in a full and final settlement with Norwest Credit, Inc., in March, 1999, in connection with a Chapter 11 Reorganization filed by us. In May, 1999, we changed our state of domicile to Nevada and our name to XDOGS.com, Inc. With our decision to re-focus to a traditional wholesale to retail distributor, we further changed our name to XDOGS, Inc. in August 2000.

Prior to our bankruptcy reorganization, we had historically marketed, manufactured and distributed Sled Dog(TM) brand snow skates and related accessories. All of our inventory and distribution rights to the Sled Dog brand snow skates were transferred to Norwest Credit, Inc. in the Reorganization.

We had filed for protection under Chapter 11 of the U.S. Bankruptcy Code on November 5, 1997 principally because we went into default on our loan agreement with our senior lender, Norwest Credit, Inc. We eventually entered into a settlement agreement with Norwest Credit, Inc. The terms of the settlement agreement required us to surrender our inventory (which consisted primarily of snow skates) and related intellectual property and to pay $280,000 in additional cash over a defined period. The final cash payment was made on May 1, 1999.

Following our bankruptcy, we obtained the exclusive North American rights to distribute high-end European outdoor apparel and equipment. We first intended to exploit these rights over the Internet under the name XDOGS.com, Inc. However, due to the general economic conditions and the ensuing downturn in e-commerce and internet-based businesses generally, we abandoned this approach to preserve our core assets and adopted a more traditional strategy under our new name XDOGS, Inc.

PROPOSED BUSINESS

We have revised our business plan and see opportunity in two areas: traditional wholesale to retail sales of European best-in-class outdoor apparel and equipment and a newly adopted sports licensing division geared toward large national retailers. All of our revenues to date are derived from sales of our European product line and no revenues are derived from our licensing division.

International Brands Division with Exclusive Distribution Rights

The Company has secured the exclusive North American wholesale and retail distribution rights to best-in-class outdoor apparel and equipment from Oxbow, Lumen and Gaastra, and intends to continue to obtain similar exclusive rights to other top-class European sporting good brands. These arrangements comprise our International Brands Division. These manufacturers are new to the North American market but have dominant market share in their respective home markets. We believe our exclusive access to these brands combined with our specialty sales organization (discussed below under caption "Specialty Sales Organization") we are implementing differentiates us from our competitors and are the key to a competitive advantage. These premium brands, however, will require the building of brand awareness to assure their success in the North American market. We will primarily build brand awareness through traditional wholesale distribution to retail stores.

Best-in-Class European Products

We sell the following products in approximately 20 specialty stores in the United States.

Oxbow is a premium brand of surfing, snowboarding, motorbike racing and windsurfing clothing manufactured in France. Oxbow is considered the top-tier in all these categories, successfully combining functionality with high fashion. The multi-faceted options within the Oxbow brand represent substantial potential for sales development and brand growth. The Oxbow link to the same casual beach lifestyle images which fueled the growth of such brands as Quicksilver, Rusty, OP, O'Neil, and Tommy Bahama to a national scale, suggest potential distribution across a wide variety of specialty retail as well as a larger department store accounts. An elite international mix of wind and water sport athletes endorse the Oxbow brand creating the necessary beach image. Equally, the winter sports presence for the brand, with its snowboard and freestyle ski products and promotions, also offer the brand a counter-seasonal boost of activity and business potential to keep the brand vibrant year-around. We have the exclusive Internet and wholesale distribution rights to Oxbow products in North America. As part of our distribution arrangement with Oxbow, we inherited Oxbow's limited wholesale distribution in North America (fewer than 40 retail accounts). Despite this limited distribution, there is high brand recognition and appeal among participants in the sports specific for Oxbow products. Oxbow's demographic is more upscale than their closet competitor, Quicksilver (NYSE:ZQK)

Lumen is an Austrian manufacturer of high-end sport-specific eyewear for golf, biking, driving, skiing, snowboarding, beach and shooting sports. Lumen products equal or exceed their competition in quality and design, with a very competitive price point. We expect a tremendous reception for this brand with its launch in North America. Competitors in the highly fragmented market include Vuarnet, Oakley (NYSE:OO), Bolle (AMEX:BLE) and Gargoyles (OTCBB:GOYL), and many others. We have the exclusive Internet and wholesale distribution rights to Lumen products in North America.

The latest addition to XDOGS' collection of exclusive brands is Gaastra, a Netherlands based manufacturer of top quality technical and lifestyle sailing apparel. Gaastra was founded in 1897 as a manufacturer of top-quality sails. They now offer recreational and professional sailors worldwide the gear best equipped to fight the elements of wind and water. Gaastra offers both foul weather gear comparable to Gill, Helly Hansen, Henry Lloyd and Musto and sportswear comparable to Polo Ralph Lauren (NYSE:RL), Tommy Hilfiger (NYSE:TOM) and Nautica (NasdaqNM:NAUT).

All of our distribution agreements with these manufacturers are for limited time periods and territories with certain performance criteria on our part. We expect these relationships to lead to more revenue in the next fiscal year.

Berghaus Limited terminated our exclusive distribution agreement with them. Consequently, we currently no longer sell Berghaus outdoor sporting goods including performance clothing, footwear, and equipment.

Other and Expanding European Product Lines

We are negotiating exclusive distribution agreements with several other best-in-class, well-branded, European-based sporting goods and apparel manufacturers for the exclusive North American distribution rights to their products. These arrangements will make us the unique vendor for obtaining these top quality products in North America. Additional brands enhance the level of consumer awareness of XDOGS products by offering a wide selection of outdoor sports-related products from one source. We anticipate obtaining the exclusive North American distribution rights of 20 to 30 best-in-class, non-North American brands in the next three years.

Plan of Wholesale to Retail Distribution of European Brands

We need to build brand awareness of these top-class products to assure their success in the North American market and have developed a traditional wholesale distribution plan. Initially, we intend to focus our selling efforts to select, high-end specialty retailers, in four key market-types: prestigious outdoor sports resorts, major metropolitan areas, top college and university towns, and key geographical regions. Currently, we sell our lines to approximately 20 specialty stores in the United States, including Nordstroms(R). Our goal is to strategically position our lines in approximately 200 quality retail specialty stores by the end of fiscal year 2002. We will target those specialty retailers located in resorts and major metropolitan areas first where we believe the brand will receive exposure to a more geographically dispersed clientele resulting in broader distribution in future seasons.

As specialty retail sales solidify, we then intend to expand our selling efforts to larger retail chain operations for broader market penetration. We anticipate our account base to vary in this market depending on the brand and the demographic group served. With a broader market penetration we feel we would be in a position to resume direct sales to consumers via the Internet.

To maintain our best-in-class image, we are currently negotiating and anticipate entering into an agreement with a well-established proprietor of closeout higher priced inventory. Selling end-of-season inventory and offering a venue for returns from retail partners will give us an opportunity to attempt to better manage gross margins and more importantly guard against the stigma of "close-out bargain basement" sales.

No assurance can be given that we will successfully meet any or all of these desired goals.

Specialty Sales Organization for European Brands

We recognizes the primary need for wholesale representatives who focus their selling and retail service efforts on specific niches of the sports lifestyle industry. The XDOGS family of brands will be matched with sales representatives who specialize in specific sport product areas and clearly delineated geographical territories to increase the authenticity and credibility of the XDOGS brands' images. The Company's initial priority is to establish retail sales in each key influential marketplace across the country. As specialty retail sales solidify, broader general sports lifestyle retail chain store venues will become increasingly viable for the brands.

The Company has twelve sales territories within the United States, seven of which are deemed areas of highest potential. We establish territories based on the product lines and how they best address the four key market types. We have hired six independent sales representatives in eight of the territories. We expect to hire sales representatives for all twelve territories by the spring/summer 2002 season. We have selected our sales representatives because they each exhibit industry experience and enthusiasm for the active sports lifestyle which we believe is critical to our selling success. All sales representatives are generally compensated based on commissions.

Jim Johnston, our Chief Operating Officer with over 20 years in the sporting goods and sportswear industry, will train our sales representatives with manufacturer participation. Our strategy is to continue to promote our "Life Without Limits" image associated with the active sports lifestyle. Training will occur at our headquarters in Minneapolis, Minnesota upon obtaining a new product line and prior to important trade shows. Our training focuses on three items:
(1) comprehensive sales, product and customer service training, (2) building solid, long-term customer relationships, and (3) gaining product, marketing strategy and market conditions feedback from the sales representatives. We believe Mr. Johnston's experience in hiring and training sales teams for the sports apparel industry is a strong asset to our sales initiative.

Business-to-Business E-commerce

We will support its retail dealers from its website by means of a dealer locator, as well as placing store specific content regarding news, events and promotions on the website. We will survey leading retailers from across the outdoor sporting goods industry to determine the features and functionality that will be mutually beneficial to both us and the dealers we supports.

We plan to develop a "Dealers only" section on our website to streamline the retailer purchase process. This section will allow dealers to examine and research our products, compare them with similar products (both ours and competitors' products) and place on-line purchase orders for products. It will also allow retailers to double-check inventory, ordering and delivery status and schedules so they can more efficiently plan their buying cycles. This section will also allow for "ASAP" purchase orders from retailers who have sold their initial inventory of our products.

Licensed Apparel Division

The new Licensed Apparel Division of XDOGS will concentrate on acquiring new sports licenses and marketing branded and private label apparel to the nation's mass merchants and large format retail operations. The staff of this division has over twenty years of experience in sourcing and designing sportswear for the nations largest retailers. The Licensed Apparel Division will serve as a complement and balance to the International Brands Division.

Heading the division is Karen Swanson, a 22-year veteran of the apparel industry. Ms. Swanson's experience includes 12 years as a Senior Designer and Product Manager of men's and boy's clothing at Munsingwear. Additionally, she was the Manager of Merchandising and Design for Zubaz, Inc. for 8 years.

We believe the addition of a division devoted to the mass merchant retail opportunities in sports apparel will complement our existing business model and accelerate our sales growth. We expect no revenues from this division until the last quarter of 2002.

PROMOTION AND ADVERTISING

We believe marketing is a key to our success. We intend to spend 10% of top line revenues to promote our product lines, website, and to build XDOGS brand awareness. We will use both traditional and non-traditional marketing and advertising vehicles such as trade show participation, print advertisements, promotions, sponsorships, Internet marketing, direct mail, and cross-promotion with retail and manufacturing partners. Most of the proceeds will be spent on trade shows and print advertising.

Trade Shows

We attend approximately four trade shows a year. Trade shows are the most expeditious venue for rapidly elevating buyer awareness of the image, characteristics, and energy of an unknown brand or company. Established businesses also attend to maintain industry "viability". Trade shows also support and elevate the independent selling efforts of sales representatives as they cover their territories in the weeks prior to and following a show. Currently, we will primarily focus on the following shows in the next several years, adapting presentations to the needs of each our brands:

          MAGIC (Men's Apparel Guild in California) - February and August each year in Las Vegas. The largest apparel show of all types, from formal wear to urban street brands to sport

          ASR (Action Sports Retailer) - February in Long Beach and September in San Diego each year. Noted for "revealing" the cutting edge new brands of the young active apparel industry

          Surf Expo - January and September in Orlando each year. Similar in impact to ASR, with a little more aquatic influence and much better coverage of eastern USA retailers

          SIA (Snowsports Industry America) - January in Las Vegas. Particularly appropriate for XDOGS brands with winter sports products in their Fall/Winter collections.


Print Advertising

The Company's history is in the snowskate and snowboard culture, and it has continued to be associated with extreme sports brands that are cutting edge driven from this snowskate heritage. Currently, our target consumer is the "active outdoor participant" who partakes in at least six outdoor-related activities per year, has some college experience, is a full-time professional, aged 18 to 39, has an annual income in excess of $50,000, and lives in either an urban or suburban setting. As the Company grows and adds complementary product lines, we expect to appeal to the broader market of recreational outdoor people.

We will place print ads in targeted, high-circulation, outdoor magazines whose readership fits the required demographic such as Outside, Men's Health, Men's Journal, Ski, Skiing, Sports Illustrated for Women, Sailing Magazine, Longboard Magazine, Surfing, Wahine and the Association of Surfing Professionals' Tour Guide. In addition, we will target regional publications like Rocky Mountain Sports and Fitness and Windy City ports, which have demographic and regional desirability.

Sponsorships

An integral part of our marketing effort is sponsorship of, and website content, contributed by leading personalities in the outdoor sports field. Such high profile personalities include Josh Mohr, a surfer and longboard designer who promotes Oxbow and Lumen products, Laird Hamilton, acclaimed big wave surfer, and Jason Polakow, world renown Australian wind surfer and action photographer, each of whom promote Oxbow products.

COMPETITION

The market for surfing, snowboarding and windsurfing clothing, eyewear and sailing apparel is highly competitive. Direct competitors in the United States are different depending on the product and the distribution channel. Oxbow surfing, snowboarding and windsurfing clothing compete with the QuickSilver brand of outdoor wear. Lumen eyewear competes with Vuarnet, Oakley, Bolle and Gargoyles brands of eyewear. Gaastra foul weather gear competes with Gill, Halle Henson, Henry Lloyd and Musto brands and its sportswear competes with Polo Ralph Lauren, Tommy Hillfiger and Nautica brands. It is expected that most, if not all of our current and potential competitors have greater financial resources and longer operating histories than ours. Although we expect ultimately to be competitive in the markets in which we compete, there can be no assurance that we will have the necessary resources to be competitive.

LOCALITY AND SEASONALITY

During the fiscal year ended March 31, 2001, most of our sales were made to customers located on the East and West coasts. We generally sell our products on a net-30 to net-60 day basis in the United States. We have no cooperative advertising programs with our customers and do not reimburse our customers for marketing expenses.

Our sales fluctuate from quarter to quarter primarily due to seasonal consumer demand patterns for different categories of the Company's products. Most of our sales occur in the third calendar quarter, resulting from purchases for fall products.

PATENTS, TRADEMARKS, AND PROPRIETARY RIGHTS

As of March 31, 2001, we have pending with the U.S. Patent and Trademark Office applications to register the marks "Life Without Limits" and the "Life Without Limits" logo. We have common law rights to the mark "XDOGS" and will be seeking federal registration of this mark. These marks are the marks we are currently exploiting. While we are not aware of any conflicting trademark rights owned by other parties, no assurance can be given that no such rights exist.

IMPORTS AND IMPORT RESTRICTIONS

The Company imports all of its European products from foreign countries. We do not anticipate that any restrictions will materially or adversely impact our operations since we have always operated under such constraints.

ENVIRONMENTAL MATTERS

During the last three fiscal years, compliance with environmental laws and regulations did not have a specific impact on the Company's operations. The Company does not anticipate that it will incur any material capital expenditures for environmental control facilities for environmental facilities during the next fiscal year.

EMPLOYEES

As of March 31, 2001, we had five employees, consisting of one executive and four staff members, four of which are full time employees. Our employees are not represented by any collective bargaining organization.

RESEARCH AND DEVELOPMENT

During the last three fiscal years, we did not incur research and development expenses.

ITEM 2. PROPERTIES

Our corporate office is located at 527 Marquette Avenue, South, Suite 2100, Minneapolis, Minnesota 55402. This office space is leased from an unaffiliated third party for $6700 per month on a lease ending December 31, 2003. We do not manufacture any of the products we sell. The majority of the products we sell are manufactured in Southeast Asia, Europe and elsewhere. We have a sales showroom at our headquarters in Minneapolis where we display sample garments and products and point of purchase display systems.

ITEM 3. LEGAL PROCEEDINGS

Mr. Henry Furst filed a complaint against us in the U.S. District Court for the District of Minnesota, alleging that the Company breached its contractual obligations to him and seeking $144,000 in damages. The parties subsequently negotiated a settlement whereby the Company agreed to pay Mr. Furst $94,000 in installments and executed a confession of judgment in favor of Mr. Furst for that amount. The Company has failed to pay Mr. Furst in accordance with the settlement agreement.

Millennium Holdings Group, Inc. filed a complaint against us in the State Court of Palm Beach County, Florida alleging breach of contract, slander and lost opportunity damages arising out of a contract dispute. The Company has filed a motion to dismiss the action for lack of jurisdiction, which is currently pending. The Company intends to vigorously defend against this matter.

On or about March 14, 2000, the Company's former adviser consultant, Stephen Carlson, loaned the Company $100,000. We executed a note in favor of Mr.Carlson which required payment in full on December 31, 2000. We are in default and Mr. Carlson on March 9, 2001, initiated a legal action against us in the District Court of Hennepin County to collect the loan. We also granted to Mr. Carlson options to purchase 60,000 shares of Common Stock, all of which are not-in-the money.

On November 29, 2000, Berghaus Ltd., informed the Company it would continue its distribution upon payment of $120,000 in three installments with the first installment due March 1, 2001. The Company has not made the first payment and we no longer sell Berghaus products.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Company's shareholders during the fiscal year ended March 31, 2001.

                                     PART II

ITEM 5. MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a) Principal Market or Markets

Our Common Stock was listed on the NASDAQ Small Cap Market under the symbol SNOW and on the Boston Stock Exchange under the symbol SNW. Effective with the close of business on June 19, 1997, our Common Stock was delisted from the NASDAQ Small Cap Market. After this date, we began trading on the NASD Bulletin Board. Market makers and other dealers provided bid and ask quotations of our Common Stock. We trade under the symbol "XDGI".

The table below represents the range of high and low bid quotations of our Common Stock as reported during the reporting period herein. The following bid price market quotations represent prices between dealers and do not include retail markup, markdown, or commissions; hence, they may not represent actual transactions.

                                   High       Low
                                   ----       ---
Twelve Months Ended
March 31, 2001

First Quarter
Common Shares                    $20.00      $7.185

Second Quarter
Common Shares                     $8.125      $.437

Third Quarter
Common Shares                     $1.50       $.312

Fourth Quarter
Common Shares                     $1.00       $.218


Fiscal Year
ended 2000                         High       Low
                                   ----       ---

First Quarter
Common Shares                     $4.50      $2.187

Second Quarter                    $4.375     $2.75
Common Shares

Third Quarter                     $6.25      $2.062
Common Shares

Fourth Quarter                    $4.625     $3.125
Common Shares

(b) Approximate Number of Holders of Common Stock

As of June 30, 2001 5,589,242 shares of our common stock were outstanding and the number of holders of record of our common stock at that date was approximately 1,000. However, we estimate that it has a significantly greater number of shareholders because a substantial number of our shares are held in nominee names by our market makers.

(c) Dividends

Holders of Common Stock are entitled to receive such dividends as may be declared by our Board of Directors. No dividends on the Common Stock were paid by us during the periods reported herein nor do we anticipate paying dividends on Common Stock in the foreseeable future.

(d) Sales of Unregistered Shares

Fiscal 01

On August 10, 2000, the Company issued to Imaginet, LLC one hundred twenty thousand (120,000) shares of Common Stock for past services rendered in connection with building our website.

On August 15, 2000, we issued 40,000 of our Common Stock to Lloyd M. Claycomb pursuant to a Consulting Agreement.

On September 1, 2000, we issued 58,000 of our Common Stock to C. Hans Figi pursuant to a Consulting Agreement, 10,000 of which were returned to our treasury.

On September 15, 2000, we issued 45,000 shares of our Common Stock to Alliance Corporate Services, Inc., pursuant to a Consulting Agreement.

On September 19, 2000, the Company issued to each of Bruce Beaty and Scott Anderson, five thousand (5,000) shares of common stock in connection with their $50,000 investment to the Company.

From time to time, we have granted options to purchase shares of our Common Stock as compensation to our employees and consultants for past, present or future services rendered, as determined by our Board of Directors. In fiscal year 2001, we granted a total of 615,000 options to purchase shares of our Common Stock as follows: (a) 280,000 options to purchase shares of Common Stock were granted to eight of our employees, including 150,000 options to Mr. Rodriguez our Chairman and President, (b) 30,000 options to purchase shares of our Common Stock were granted to our three outside directors, and (c) 305,000 options to purchase shares of our Common Stock were granted to four consultants, including 100,000 shares each to Jim Johnston our acting Chief Operating Officer (at $.50 per share) and Robert Corliss, our director (at $.01 per share). Most if not all of the options we issued are not in-the-money.

Fiscal 99

In April 1999, we issued an aggregate of 34,900 shares of our Common Stock to five employees or consultants for past, present or future services rendered.

In April and November 1999, in connection with certain transactions we issued warrants and options to purchase an aggregate of 18,500 shares of our Common Stock to three parties at exercise prices ranging from $.01 to $.70. Infinity Sports and Leisure Group, LLC, of which our director Mr. Corliss is President, received warrants to purchase 10,000 shares at an exercise price of $.01.

In issuing all of the above securities, we relied on the exemption from registration under Section 4(2) of the Securities Act of 1922, as amended.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We will be filing this item by amendment to this Form 10-KSB.

ITEM 7. FINANCIAL STATEMENTS.

We will be filing this item and our accountants' consents by amendment to this Form 10-KSB.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

We previously reported in a Form 8-K originally filed November 1, 2000, as amended by Forms 8-K/A filed on November 20, 2000, December 15, 2000 and December 29, 2000, that our former certified public accountants, McGladrey & Pullen, LLP, resigned effective August 8, 2000, and that on August 9, 2000, we engaged the firm of Cordovano and Harvey, CPA's, 201 Steele Street, Suite 300, Denver, Colorado 80206, as our independent accountants for the fiscal year ended March 31, 2001. The change of accountants was approved by our Board of Directors.

During the two most recent fiscal years and up to the date of their resignation we and our former certified public accounts, McGladrey & Pullen, LLP, had a disagreement in the most recent fiscal year related to the measurement of compensation expenses resulting from equity instruments granted to employees and non-employees at prices below the quoted market price of the stock on the date of the grant. The equity instruments consisted of 824,500 shares of stock issued with a value between $2.687 and $3.285 based upon publicly traded stock prices. The disagreement arose as the Company believed the value of these shares should be at less than the traded price of the common stock at the date of issuance. McGladrey & Pullen, LLP's position was that the traded price was in fact the value to be used to measure compensation expense.

Also included in the equity instruments granted were 1,476,000 options and warrants issued that the Company believed should be valued at less than the fair value as determined using the Black Scholes method which was the position taken by McGladrey & Pullen, LLP. The Company initially disagreed as the equity instruments were all issued with a restrictive legend. Theses matters were not discussed with any committee of the Board of Directors. These matters were ultimately resolved to the satisfaction of McGladrey & Pullen, LLP and recorded based on McGladrey & Pullen's position. The Company has authorized McGladrey & Pullen, LLP to respond fully to the inquiries of the successor accountant concerning the subject matter of such disagreement.

There were no other disagreements or other events reportable under this item during our most recent two fiscal years and preceding the date of resignation. Further, the former auditor's report on the financial statements for the two most recent fiscal years did not contain an adverse, opinion a disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope, or accounting principles.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Our Directors and Executive Officers are shown below:

Name                         Age             Position
----                         ---             --------

Kent Rodriguez               43              Chairman, Chief Executive Officer,
                                             President and Director

Robert Corliss               48              Director

Douglas Barton               59              Director

Craig Avery                  52              Secretary and Director

Each Director is serving a term of office which will continue until the next annual meeting of shareholders and until the election and qualification of his respective successor.

KENT RODRIGUEZ

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

DOUGLAS BARTON

Mr. Barton has served as a Director of the Company since November, 1998. From 1987 to the present, he has been the President and sole owner of Douglas Communications, Inc., a private promotion, development, and marketing consulting firm. He has a B.S. degree in Economics/History from the University of Minnesota. Mr. Barton shall devote such time as is necessary to carry out his responsibilities as a Director of the Company.

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

The Company's Directors will serve in such capacity until the next annual meeting of the Company's shareholders and until their successors have been elected and qualified. There are no family relationships among the Company's officers and directors, nor are there any arrangements or understanding between any of the directors or officers of the Company or any other person pursuant to which any officer or director was or is to be selected as an officer or director. The Directors held four meetings in 2001.

In 1999, the Board of Directors established a Compensation Committee comprised of Messrs. Avery and Barton. The Compensation Committee held one meeting in 2001. In May 2000, the Board of Directors established an Audit Committee comprising Messrs. Avery, Barton and Corliss.

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

ITEM 10. EXECUTIVE COMPENSATION

COMPENSATION OF BOARD OF DIRECTORS

Members of the Board of Directors receive no cash compensation for their service on the Board of Directors, the Compensation Committee or the Audit Committee but are reimbursed for any out-of-pocket expenses incurred by them in connection with our business. On September 19, 2000, three members of the Board of Directors were granted options to purchase 10,000 shares of common stock at an exercise price of $1.00 per share, all of which are currently exercisable.

EXECUTIVE COMPENSATION

The following table sets forth the compensation received for the three fiscal years ended March 31, 2001, by the Company's Chief Executive Officer (the "Named Executive Officer"). No other executive officer of the Company received in excess of $100,000 during that period. Compensation does not include minor business-related and other expenses paid by us for our officers. Such amounts in the aggregate do not exceed $10,000.

                                                         Annual Compensation
                                                     ---------------------------
                 Name and                     Year     Salary(1)     Securities
            Principal Position                                       Underlying
                                                                       Options
-----------------------------------------     ----   --------------  -----------
Kent A. Rodriguez, Chairman and President     2001   $105,000(2)      260,000(3)
                                              2000    $60,000(2)      110,000(4)
                                              1999    $60,000(2)      110,000(4)
----------
(1)  No bonuses were paid for the years ended March 31, 2001, 2000, and 1999.
(2) Effective on November 23, 1999, Mr. Rodriguez became subject to an employment agreement pursuant to which he accrues $5,000 per month in salary. Mr. Rodriguez received an additional $45,000 worth of compensation as consideration for past, present and future services rendered.
(3) Options were granted in September 1999 and September 2000 and all are currently exercisable with an exercise price of $.375.
(4) All options were granted in September 1999 and all are currently exercisable with an exercise price of $.375.

Mr. Rodriguez did not receive any other annual compensation, long-term compensation or other compensation during the Company's fiscal years ended March 31, 2001, 2000 or 1999.

OPTION GRANTS IN LAST FISCAL YEAR

                        Number of
       Name and         Securities   Percentage of Total   Exercise   Expiration
  Principal Position    Underlying   Options Granted to      Price       Date
                         Options     Employees in Fiscal
                         Granted            Year
--------------------------------------------------------------------------------
   Kent Rodriguez,      150,000(1)        24.8%(2)           .375       3/30/04
Chairman and President

----------
(1) Represents options to purchase shares of common stock granted for employment compensation all of which are currently exercisable.
(2) Based upon a total of 605,000 options to purchase common stock granted during fiscal 2001.


AGGREGATED OPTIONS EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR END OPTION VALUES

       Name and        Common Shares Acquired    Value      # of Unexercised     Value of Unexercised
  Principal Position         on Exercise        Realized       Securities        in-the-money Options
                                                           Underlying Options   at Fiscal Year End ($)
                                                           at Fiscal Year End        Exercisable/
                                                              Exercisable/           Unexercisable
                                                              Unexercisable
-----------------------------------------------------------------------------------------------------
    Kent Rodriguez,              ___               ___         260,000(1)/0             $0/$0(2)
Chairman and President

----------

(1) The exercise price for all options is $.375 per share.
(2) Calculations are based upon the closing bid price of $.25 per share as of March 31, 2001.


                                       14

EMPLOYMENT AGREEMENTS

We have an employment agreement with Kent Rodriguez, our Chairman and President dated November 23, 1999. The employment agreement extends through November 23, 2004, unless terminated earlier. If we terminate Mr. Rodriguez without cause, we are required to pay him. Under the employment agreement, Mr. Rodriguez earns a base salary of $60,000. Since November 1999, Mr. Rodriguez has agreed to allow the Company to accrue such amount. Mr. Rodriguez was also granted options to purchase 90,000 shares of common stock at an exercise price of $.375. All options have vested and terminate November 23, 2004. He is also entitled to health, life and disability benefits. If Mr. Rodriguez's employment is terminated for any reason, he is entitled to a severance payment equal to one year's salary.

Mr. Rodriguez was also granted for his serviceship as a director options to purchase 20,000 shares of common stock at an exercise price of $.375. This option has also vested and terminates November 23, 2004.

During the term of his employment, if Mr. Rodriguez is responsible for obtaining financing for the Company, we agreed to grant him a stock option in an amount equal to a five percent of the funds raised by him.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding ownership of our Common Stock as of June 30, 2001 by (i) each person known by us to be the beneficial owner of more than five percent of our outstanding common stock; (ii) each director of our Company; and (iii) all executive officers and directors of our Company as a group. As of June 30, 2001, we had a total of 5,589,242 common shares issued and outstanding.

Names and Addresses             Beneficial            Percent
of Beneficial Owner             Ownership             of Class
-------------------             ---------             --------

Kent Rodriguez                    940,200(1)           16.82%
527 Marquette Avenue South
Suite 2100
Minneapolis, MN 55402

Craig Avery                        20,000(2)           .0036%
527 Marquette Avenue South
Suite 2100
Minneapolis, MN 55402

Robert Corliss                    244,000(2)(3)         4.36%
527 Marquette Avenue South
Suite 2100
Minneapolis, MN 55402

Douglas Barton                     60,000(2)            1.07%
527 Marquette Avenue South
Suite 2100
Minneapolis, MN 55402

Officers and Directors          1,264,200              22.62%
as a Group (4 persons)

----------
(1) Includes 200,000 shares of Common Stock owned by Weyer Capital, an affiliate of Mr. Rodriguez and options to acquire 260,000 shares of Common Stock.

(2) Includes options to acquire 10,000 shares of Common Stock issued to outside directors.

(3) Includes options to acquire 100,000 shares of Common Stock.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

We paid to Douglas Communications Inc., owned by Mr. Barton, our director, $4,000 for consulting services rendered to us.

Mr. Rodriguez, our Chairman and President, loaned us an aggregate of $375,000 in April and May of 2000. We issued to him three notes representing this amount bearing interest at 12%. All of the notes were due September 1, 2000 and all remain unpaid. Our obligations under these notes are secured by security agreements in favor of Mr. Rodriguez.

Steven Carlson, our former advisor consultant loaned us $100,000 in March of 2000. We issued to him a note representing this amount bearing interest at 12%. This note was due September 1, 2000. Our obligations are secured by a security agreement in favor of Mr. Carlson. Mr. Carlson has started an action in Hennepin County Court, Minnesota, to collect the amount we owe him under the note.

Rock Cliff Development, an affiliate of one of our directors, loaned us $100,000 in April 2000. We issued to it a note representing this amount bearing interest at 12%. This note was due September 1, 2000 and remains unpaid. Our obligations are secured by a security agreement in favor of Rock Creek Development.

We issued Mr. Rodriguez, our Chairman and President, a total of 674,820 shares in 1999 in exchange for compensation of $105,000 and a personal guaranty by him of $843,500 on one of our debts.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits. See "Exhibit Index" immediately following the signatures on this report on Form 10-KSB.

     (b) Reports on Form 8-K. During the fiscal year ended March 31, 2001, we filed one report on Form 8-K, and three amendments thereto, as discussed in
     Item 8 above, regarding changes in and disagreements with our accountants.

                                   SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: July 20, 2001.                        XDOGS, INC.


                                             /s/ Kent Rodriguez
                                             ------------------
                                             Kent Rodriguez, Chairman, President
                                             and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this

Report has been signed by the following persons on behalf of the Company in the capacities and on the dates indicated.

Signature and Title                          Date
-------------------                          ----


/s/ Kent Rodriguez                           July 20, 2001
------------------
Kent Rodriguez, Chairman, President,
Chief Executive Officer and
Director (Principal Executive Officer
and Chief Financial Officer)


/s/ Craig Avery                              July 18, 2001
---------------
Craig Avery, Secretary


/s/ Robert Corliss                           July 18, 2001
------------------
Robert Corliss, Director


/s/ Douglas Barton                           July 18, 2001
------------------
Douglas Barton, Director

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   XDOGS, INC.
                          EXHIBIT INDEX TO FORM 10-KSB

                    For the fiscal year ended March 31, 2001
                         Commission File Number 1-12850


Exhibit     Description                                              Page Number
-------     -----------                                              -----------

3.1         Restated Articles of Incorporation (Incorporated by            *
            reference to Exhibit 3.1 to Registration Statement on
            Form SB-2, Registration No. 33-74240C).
3.2         Restated Bylaws (Incorporated by reference to Exhibit 3.2      *
            to Registration Statement on Form SB-2, Registration No.
            33-74240C).
3.3         Articles of Incorporation for the State of Nevada.             *
            (Incorporated by reference to Exhibit 2.2 to Form 10-KSB
            filed February 2000)
3.4         Articles of Merger for the Colorado Corporation and the        *
            Nevada Corporation (Incorporated by reference to Exhibit
            3.4 to Exhibit 3.4 to Form 10-KSB filed February 2000)
3.5         Bylaws of the Nevada Corporation (Incorporated by              *
            reference to Exhibit 3.5 to Form 10-KSB filed February
            2000)
4.1         Specimen of Common Stock (Incorporated by reference to         *
            Exhibit 4.1 to Registration Statement on Form SB-2,
            Registration No. 33-74240C).
10.1        Contract of Sale between Hannes Jacob and Allrounder Idea      *
            Realization, S.A. and Snow Runner (Properties) Inc. dated September 3, 1993 (Incorporated by reference to Exhibit
            10.1 to Registration Statement on Form SB-2, Registration
            No. 33-74240C).
10.2        License Agreement between Snow Runner (Properties) Inc.        *
            and Snow Runner (USA) Inc. effective September 3, 1993 (Incorporated by reference to Exhibit 10.10 to
            Registration Statement on Form SB-2, Registration No.
            33-74240C).
10.3        License Agreement between Hannes Jacob and Allrounder          *
            Realization SA and Snow Runner (USA) Inc. dated June 26,
            1992 (Incorporated by reference to Exhibit 10.11 to
            Registration Statement on Form SB-2, Registration No.
            33-74240C).
10.4        Amended and Restated Distribution Agreement between Snow       *
            Runner (USA) Inc. and DalBello Sport S.R.L. dated June
            26, 1992 (Incorporated by reference to Exhibit 10.12 to Registration Statement on Form SB-2, Registration No. 33-74240C). Registration No. 33-74240C).
10.5        Reorganization Agreement by and among Snow Runner (USA)        *
            Ltd., Snow Runner Holdings, Inc., Nigel Alexander,
            Steven Clarke and Harbour Settlement dated July 23, 1992 (Incorporated by reference to Exhibit 10.19 to
            Registration Statement on Form SB-2, Registration No.
            33-74240C).
10.6        Credit and Security Agreement dated June 30,1995 between       *
            the Company and Norwest Credit, Inc.
10.7        Revolving Note for $2,000,000 dated June 30, 1995 between      *
            the Company and Norwest Credit, Inc.
10.8        Patent and Trademark Security Agreement dated June 30,         *
            1995 between the Company and Norwest Credit, Inc.
10.9        Agreement with Berghaus Limited dated (Incorporated by         *
            reference to Exhibit 10.42 to Form 10-KSB filed February
            2000)
10.10       Incentive Compensation and Employment Agreement for Kent
            A. Rodriguez

--------
* Incorporated by reference to a previously filed exhibit or report.


             XDOGS, INC. INDEX TO CONSOLIDATED FINANCIAL STATEMENTS