Form 10KSB/A
period 2001-03-31
XDOGS COM INC
filed 2001-08-20
CIK 918573

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB/A

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

                         126 North 3rd Street, Suite 407
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The issuer's revenues for its most recent fiscal year were: $134,963

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

Explanatory Note: This Amendment to our Form 10-KSB filed July 20, 2001 is being filed to primarily supply Management's Discussion and Analysis of Operations and our Financial Statements required by Items 6 and 7 of Form 10-KSB. We also updated Item 1 on our business plan.

                                   XDOGS, INC.

          FORM 10-KSB/A ANNUAL REPORT FOR THE YEAR ENDED MARCH 31, 2001

                                TABLE OF CONTENTS

                                                                           Page
                                                                           ----
PART I
          ITEM 1.    BUSINESS                                                1
          ITEM 2.    PROPERTIES                                              7
          ITEM 3.    LEGAL PROCEEDINGS                                       8
          ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF
                     SECURITY HOLDERS                                        8

PART II
          ITEM 5.    MARKET FOR THE COMPANY'S COMMON EQUITY
                     AND RELATED STOCKHOLDER MATTERS                         9
          ITEM 6.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                     FINANCIAL CONDITION AND RESULTS OF OPERATIONS          11
          ITEM 7.    FINANCIAL STATEMENTS                                   12
          ITEM 8.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                     ON ACCOUNTING AND FINANCIAL DISCLOSURE                 12

PART III
          ITEM 9.    DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND
                     CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A)
                     OF THE EXCHANGE ACT                                    12
          ITEM 10.   EXECUTIVE COMPENSATION                                 13
          ITEM 11.   SECURITY OWNERSHIP OF CERTAIN
                     BENEFICIAL OWNERS AND MANAGEMENT                       15
          ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS         16
          ITEM 13.   EXHIBITS AND REPORTS ON FORM 8-K                       16

SIGNATURES


References in this document to "us," "we," "the Registrant" or "the Company" refer to XDOGS, Inc., and its predecessors.

FORWARD-LOOKING STATEMENTS

When used in this Annual Report on Form 10-KSB/A, the words "believes", "anticipates", "expects", "estimates" and similar expressions are intended to identify, in certain circumstances, forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements to differ materially from the predicted results, performance or achievements. Such factors include, among others, the following: general economic and business conditions, the ability to secure financing for working capital and operations, the acceptance in the marketplace of new products, changes in business strategy or development plans, availability of qualified personnel, currency fluctuations, changes in political, social and economic conditions and local regulations, particularly in Europe, and other factors outlined in the Company's previously filed public documents, copies of which may be obtained without cost from the Company. Given these uncertainties, prospective investors are cautioned not to place undue reliance on such statements. The Company also undertakes no obligation to update these forward-looking statements

                                     PART I

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

Due to general economic conditions and the ensuing downturn in e-commerce and internet-based businesses generally, we have abandoned our prior business plan to exploit our exclusive distribution rights via the internet and have re-focus our strategy and adopted a traditional wholesale to retail sales distribution model which we have been implementing since August, 2000. Our only division is our International Brands Division for wholesale to retail distribution of well-known European brands of outdoor apparel and equipment. All of these products are European products manufactured in Europe and elsewhere.

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

Following our Chapter 11 bankruptcy reorganization finalized on September 10, 1998, and discussed in more detail below, we had limited operations and as of March 31, 2001 we still should be considered to have limited operations and to be under capitalized. We have minimal revenues from our International Brands Division.

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

PROPOSED BUSINESS

We have revised our business plan and see opportunity as a traditional wholesale to retail sales of European best-in-class outdoor apparel and equipment. Our revenues to date are minimal.

International Brands Division with Exclusive Distribution Rights

The Company has secured the exclusive North American wholesale and retail distribution rights to best-in-class outdoor apparel and equipment from Oxbow, Lumen and Gaastra, and intends to continue to obtain similar exclusive rights to other top-class European sporting good brands. These arrangements comprise our International Brands Division. These manufacturers are new to the North American market but have dominant market share in their respective home markets. We believe our exclusive access to these brands combined with our specialty sales organization (discussed below under caption "Specialty Sales Organization") we intend to implement differentiates us from our competitors and are the key to a competitive advantage. These premium brands, however, will require the building of brand awareness to assure their success in the North American market. We intend to build brand awareness primarily through traditional wholesale distribution to retail stores.

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

Other and Expanding European Product Lines

We intend to negotiate exclusive distribution agreements with several other best-in-class, well-branded, European-based sporting goods and apparel manufacturers for the exclusive North American distribution rights to their products. These arrangements we believe will make us the unique vendor for obtaining these top quality products in North America. Additional brands enhance the level of consumer awareness of XDOGS products by offering a wide selection of outdoor sports-related products from one source. We anticipate obtaining the exclusive North American distribution rights of 20 to 30 best-in-class, non-North American brands in the next three years.

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

Business-to-Business E-commerce

We intend to support our retail dealers from our website by means of a dealer locator, as well as placing store specific content regarding news, events and promotions on the website. We intend to survey leading retailers from across the outdoor sporting goods industry to determine the features and functionality that will be mutually beneficial to both us and the dealers we supports.

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

ITEM 2. PROPERTIES

As of July 31, 2001 our corporate office is located at 126 North 3rd Street, Suite 407, Minneapolis, Minnesota 55402. This office space is leased from an unaffiliated third party for $950.00 per month. We do not manufacture any of the products we sell. The majority of the products we sell are manufactured in Southeast Asia, Europe and elsewhere. We have a sales showroom at our headquarters in Minneapolis where we display sample garments and products and point of purchase display systems.

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

Fiscal 00

During fiscal 2000, we issued in the aggregate 1,476,000 options and warrants to our distributors Berghaus and Oxbow in connection with entering into exclusive distribution agreements.

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     As of March 31, 2001, we had limited operations with minimal revenues that generated a loss. Due to general economic conditions and the ensuing downturn in e-commerce and internet-based businesses generally, we abandoned our prior business plan to exploit our exclusive distribution rights via the internet and re-focused our strategy and adopted a traditional wholesale to retail sales distribution model which we have been implementing since August, 2000.

     Our most significant accomplishment for the period ended March 31, 2001 was our execution of a distribution agreement with Gaastra of the Netherlands.

     We currently have no significant orders pending.

     As of March 31, 2000, we had current assets of $325,332 and total assets of $607,700. As of March 31, 2001, we had outstanding liabilities of $1,674,472. We had current assets of $16,636 and total assets of $69,153.

     We had net sales of $2,432 for the period ended March 31, 2000. We had net sales of $134,963 for the period ended March 31, 2001. We had no cost of goods sold during the year ended March 31, 2000 and had selling, general, and administrative expenses of $6,469,714. This amount included $3,485,341 in stock-based consulting and compensation expense relating to stock issued for services and options granted to non-employees and $1,146,343 in distribution right expenses relating to a warrant issued to a distributor. We had cost of goods sold during the year ended March 31, 2001 of $195,616 and had selling, general, and administrative expenses of $1,373,581. We had an interest expense of $300,000 during the period ended March 31, 2000 and interest expense of $91,314 for the year ended March 31, 2001. We had a net loss for the year ended March 31, 2000, which only included losses from continuing operations, of $6,463,817, or a loss of $0.71 per share. We had a net loss for the year ended March 31, 2001, which only included losses from continuing operations, of $5,820,739, or a loss of $2.24 per share.

     Our plan for the fiscal year ended March 31, 2002 is to continue to implement our development into a traditional wholesale to retail seller of specialty action sports hard goods and related apparel. We plan to continue developing our relationship with the companies with whom we have developed contracts during the last fiscal year. While we anticipate generating some revenues during the fiscal year ended March 31, 2002, we still do not expect to be profitable during this period.

LIQUIDITY AND CAPITAL RESOURCES

     Our cash and cash equivalents were $-0- on March 31, 2001, compared to $282,795 on March 31, 2000. For the year ended March 31, 2001, our operations decreased net cash by $282,795.

     During the twelve months ended March 31, 2000, we used $302,485 in investing activities, which consisted of $106,792 for the purchase of equipment and $195,693 for the acquisition of distribution rights. During the twelve months ended March 31, 2001, we used $10,395 in investing activities, which consisted of $10,395 for the purchase of equipment

     Our financing activities for the period ended March 31, 2000 provided cash of $1,838,794. Our financing activities for the period ended March 31, 2001 provided cash of $844,013.

     As of March 31, 2001, we were developing our business plan to reflect the changing environment of retail and wholesale sales. We plan to raise additional capital during the coming fiscal year, but currently have not located additional funding. Our ability to continue operations is highly dependent upon our ability to obtain immediate additional financing or generate revenues from operations, neither of which can be guaranteed. Unless additional funding is located, it is highly unlikely that we can continue to operate. Ultimately, our success is dependent upon our ability to generate revenues from operations and to achieve profitability which is dependent upon a number of factors including acceptance in the U.S. of European products, There is no assurance that even with adequate financing, we will generate revenues and be profitable.

ITEM 7. FINANCIAL STATEMENTS.

The financial statements begin on page F-1.

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

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits. See "Exhibit Index" immediately following the signatures on this report on Form 10-KSB/A.

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

Dated: August 17, 2001.                      XDOGS, INC.


                                             /s/ Kent Rodriguez
                                             ------------------
                                             Kent Rodriguez, Chairman, President
                                             and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this

Report has been signed by the following persons on behalf of the Company in the capacities and on the dates indicated.

Signature and Title                          Date
-------------------                          ----


/s/ Kent Rodriguez                           August 17, 2001
------------------
Kent Rodriguez, Chairman, President,
Chief Executive Officer and
Director (Principal Executive Officer
and Chief Financial Officer)


/s/ Craig Avery                              August 17, 2001
---------------
Craig Avery, Secretary


/s/                                          August 17, 2001
------------------
Robert Corliss, Director


/s/ Douglas Barton                           August 17, 2001
------------------
Douglas Barton, Director

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   XDOGS, INC.
                          EXHIBIT INDEX TO FORM 10-KSB

                    For the fiscal year ended March 31, 2001
                         Commission File Number 1-12850


Exhibit     Description                                              Page Number
-------     -----------                                              -----------

3.1         Restated Articles of Incorporation (Incorporated by            *
            reference to Exhibit 3.1 to Registration Statement on
            Form SB-2, Registration No. 33-74240C).
3.2         Restated Bylaws (Incorporated by reference to Exhibit 3.2      *
            to Registration Statement on Form SB-2, Registration No.
            33-74240C).
3.3         Articles of Incorporation for the State of Nevada.             *
            (Incorporated by reference to Exhibit 2.2 to Form 10-KSB
            filed February 2000)
3.4         Articles of Merger for the Colorado Corporation and the        *
            Nevada Corporation (Incorporated by reference to Exhibit
            3.4 to Exhibit 3.4 to Form 10-KSB filed February 2000)
3.5         Bylaws of the Nevada Corporation (Incorporated by              *
            reference to Exhibit 3.5 to Form 10-KSB filed February
            2000)
4.1         Specimen of Common Stock (Incorporated by reference to         *
            Exhibit 4.1 to Registration Statement on Form SB-2,
            Registration No. 33-74240C).
10.1        Contract of Sale between Hannes Jacob and Allrounder Idea      *
            Realization, S.A. and Snow Runner (Properties) Inc. dated September 3, 1993 (Incorporated by reference to Exhibit
            10.1 to Registration Statement on Form SB-2, Registration
            No. 33-74240C).
10.2        License Agreement between Snow Runner (Properties) Inc.        *
            and Snow Runner (USA) Inc. effective September 3, 1993 (Incorporated by reference to Exhibit 10.10 to
            Registration Statement on Form SB-2, Registration No.
            33-74240C).
10.3        License Agreement between Hannes Jacob and Allrounder          *
            Realization SA and Snow Runner (USA) Inc. dated June 26,
            1992 (Incorporated by reference to Exhibit 10.11 to
            Registration Statement on Form SB-2, Registration No.
            33-74240C).
10.4        Amended and Restated Distribution Agreement between Snow       *
            Runner (USA) Inc. and DalBello Sport S.R.L. dated June
            26, 1992 (Incorporated by reference to Exhibit 10.12 to Registration Statement on Form SB-2, Registration No. 33-74240C). Registration No. 33-74240C).
10.5        Reorganization Agreement by and among Snow Runner (USA)        *
            Ltd., Snow Runner Holdings, Inc., Nigel Alexander,
            Steven Clarke and Harbour Settlement dated July 23, 1992 (Incorporated by reference to Exhibit 10.19 to
            Registration Statement on Form SB-2, Registration No.
            33-74240C).
10.6        Credit and Security Agreement dated June 30,1995 between       *
            the Company and Norwest Credit, Inc.
10.7        Revolving Note for $2,000,000 dated June 30, 1995 between      *
            the Company and Norwest Credit, Inc.
10.8        Patent and Trademark Security Agreement dated June 30,         *
            1995 between the Company and Norwest Credit, Inc.
10.9        Agreement with Berghaus Limited dated (Incorporated by         *
            reference to Exhibit 10.42 to Form 10-KSB filed February
            2000)
10.10       Agreement with Oxbow, S.A. dated January 24, 2000              *
            (Incorporated by reference to Exhibit 10.43 to Form 10KSB
            filed July 13, 2000).
10.11       Agreement with Gaastra International Sportswear, B.V.          *
            (Incorporated by reference to Exhibit 10.43 to Form 10KSB filed July 13, 2000).
10.12       Incentive Compensation and Employment Agreement for Kent
            A. Rodriguez

--------
* Incorporated by reference to a previously filed exhibit or report.


             XDOGS, INC. INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                   XDOGS, INC.
                   Index to Consolidated Financial Statements



                                                                            Page
                                                                            ----

Independent auditors' reports .............................................  F-2

Consolidated balance sheet, March 31, 2001.................................  F-4

Consolidated statements of operations, for the years
   ended March 31, 2001 and 2000 ..........................................  F-5

Consolidated statement of shareholders' deficit,
   April 1, 1999 through March 31, 2001 ...................................  F-6

Consolidated statements of cash flows, for the years
   ended March 31, 2001 and 2000 ..........................................  F-7

Notes to consolidated financial statements.................................  F-8

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders
XDOGS, Inc.


We have audited the consolidated balance sheets of XDOGS, Inc. as of March 31, 2001, and the related consolidated statements of operations, shareholders' deficit, and cash flows for the year ended March 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of XDOGS, Inc. as of March 31, 2001, and the results of their operations and their cash flows for the year ended March 31, 2001, in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in the Summary of Significant Accounting Policies, the Company has a working capital deficit at March 31, 2001 and has suffered significant operating losses from inception through March 31, 2001, which raise a substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in the Summary of Significant Accounting Policies. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.



/s/ Cordovano and Harvey, P.C.
------------------------------
Cordovano and Harvey, P.C.
Denver, Colorado
August 1, 2001

                          Independent Auditor's Report

Board of Directors and Stockholders
Xdogs.com (formerly The Sled Dogs Company)
Minneapolis, Minnesota

We have audited the accompanying balance sheets of Xdogs.com (formerly The Sled Dogs Company) as of March 31, 2000 and 1999 (not separately included herein), and the related consolidated statements of operations, changes in stockholders deficit, and cash flows for the year then ended, the nine months ended March 31, 1999 (not separately included herein), and the three months ended June 30, 1998 (not separately included herein). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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


/s/ McGladrey & Pullen, LLP
---------------------------
McGladrey & Pullen, LLP
Minneapolis, Minnesota
June 26, 2000


                                              XDOGS, INC.
                                      Consolidated Balance Sheets


                                                                                           March 31,
                                                                                             2001
                                                                                         ------------
ASSETS
Current assets:
     Cash ............................................................................   $       --
     Accounts receivable, net of allowance for doubtful accounts of $25,014 and $ 0 ..          2,899
     Inventory (Note C) ..............................................................         13,737
                                                                                         ------------
                                                                  Total current assets         16,636

     Equipment, at cost, net of accumulated depreciation of $12,776 (Note D) .........         52,517
     Other assets (Note E) ...........................................................           --
                                                                                         ------------
                                                                                         $     69,153
                                                                                         ============

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
     Accounts and notes payable:
        Accounts payable and accrued expenses ........................................   $    646,946
        Notes payable related party (Note B) .........................................        731,433
        Notes payable (Note F) .......................................................        200,000
        Litigation liabilities (Note F) ..............................................         96,093
                                                                                         ------------
                                                             Total current liabilities      1,674,472
                                                                                         ------------

Commitments and contingencies (Note A, B, J and K) ...................................           --

Shareholders' deficit (Note G)
        Common stock, $0.01 par value, 20,000,000 shares authorized,
          4,131,742 shares issued and outstanding ....................................         41,317
        Additional paid-in capital ...................................................     11,842,806
        Common stock paid for but not issued .........................................        159,839
        Retained deficit .............................................................    (13,649,280)
                                                                                         ------------
                                                           Total shareholders' deficit     (1,605,318)
                                                                                         ------------
                                                                                         $     69,154
                                                                                         ============


 See accompanying summary of significant accounting policies and notes to the financial statements.



                                           XDOGS, Inc.
                             Consolidated Statements of Operations

                                                                         For the Years Ended
                                                                               March 31,
                                                                     --------------------------
                                                                         2001           2000
                                                                     -----------    -----------

Net sales ........................................................   $   134,963    $     2,342
Cost of goods sold ...............................................      (195,616)          --
                                                                     -----------    -----------
                                               Gross (loss) margin       (60,653)         2,342
                                                                     -----------    -----------

Operating expenses:
    Selling, general and administrative expenses .................     1,373,581      1,838,030
    Stock based consulting & compensation expense (Note B and G) .     3,564,497      3,485,341
    Asset impairment (Note C, D and E) ...........................       647,570           --
    Loss on litigation (Note K) ..................................        96,093           --
    Accounts payable settlement ..................................        (6,735)          --
    Distribution rights expense (Note H) .........................          --        1,146,343
                                                                     -----------    -----------
                                                Operating expenses     5,675,006      6,469,714
                                                                     -----------    -----------

                                                    Operating loss    (5,735,659)    (6,467,372)

Non-operating income (expense):
    Interest expense (Note B and F) ..............................       (91,314)      (300,000)
    Other income .................................................         6,234         28,555
                                                                     -----------    -----------
                                          Loss before income taxes    (5,820,739)    (6,738,817)

Provision (benefit) for income taxes (Note I) ....................          --             --
                                                                     -----------    -----------
                                                          Net loss   $(5,820,739)   $(6,738,817)
                                                                     ===========    ===========

Basic and diluted loss per common share ..........................   $     (2.24)   $     (3.57)
                                                                     ===========    ===========

Basic and diluted weighted average
   common shares outstanding (Note G) ............................     2,600,663      1,889,041
                                                                     ===========    ===========


See accompanying summary of significant accounting policies and notes to the financial statements.


                                                            XDOGS, Inc.
                                         Consolidated Statements of Shareholders' Deficit
                                               April 1, 1999 through March 31, 2001


                                                   Common Stock           Additional   Common Stock
                                             ------------------------      Paid-in     Paid For, but     Retained
                                                Shares       Amount        Capital      Not Issued         Loss            Total
                                             -----------   ----------    ------------   -----------    ------------    ------------
                    Balance, March 31, 1999    6,604,625   $   66,046    $ 513,828.00   $564,514.00    $(1,089,724.00) $     54,664

Common stock issued for services (Note F) .      824,500        8,245       2,402,133          --              --         2,410,378

Consulting expense recorded with issuance
   of options and warrants (Note F) .......         --           --         2,220,306          --              --         2,220,306

Common stock issued, net of commissions
   of $60,986 (Note F) ....................    2,716,263       27,163       1,893,023      (564,514)           --         1,355,672

Shares redeemed ...........................     (460,284)      (4,603)           --            --              --            (4,603)

Beneficial conversion feature on
   shareholder debt (Note F) ..............         --           --           300,000          --              --           300,000

Common stock to be issued .................         --           --              --         187,725            --           187,725

Net loss ..................................         --           --              --            --        (6,738,817)     (6,738,817)
                                             -----------   ----------    ------------   -----------    ------------    ------------
                    Balance, March 31, 2000    9,685,104       96,851       7,329,290       187,725      (7,828,541)       (214,675)

Shares issued from subscription ...........       90,000          900          86,575       (87,475)           --

Common stock issued for services (Note F) .    3,002,862       30,028       2,208,449          --              --         2,238,477

Common stock issued for cash (Note F) .....      157,350        1,574         145,776          --              --           147,350

Common stock issued for debt (Note F) .....      605,000        6,050         447,373          --              --           453,423

5 to 1 Reverse split (Note F) .............  (10,832,253)    (108,323)        108,323          --              --

Common stock to be issued .................         --           --              --         264,827            --           264,827

Shares issued from subscription ...........      172,179        1,722         203,516      (205,238)           --              --

Common stock issued for services (Note F) .    1,251,500       12,515       1,133,483          --              --         1,145,998

Consulting expense recorded with issuance
   of options and warrants (Note F) .......         --           --           180,021          --              --           180,021

Net loss ..................................         --           --              --            --        (5,820,739)     (5,820,739)
                                             -----------   ----------    ------------   -----------    ------------    ------------
                    Balance, March 31, 2001    4,131,742   $   41,317    $ 11,842,806   $   159,839    $(13,649,280)   $ (1,605,318)
                                             ===========   ==========    ============   ===========    ============    ============


              See accompanying summary of significant accounting policies and notes to the financial statements.


                                                  XDOGS, Inc.
                                     Consolidated Statements of Cash Flows

                                                                                       For the Year Ended
                                                                                           March 31,
                                                                                   --------------------------
Cash flow from operating activities:                                                   2001           2000
                                                                                   -----------    -----------
    Net loss ...................................................................   $(5,820,739)   $(6,738,817)

      Transactions not requiring cash:
        Depreciation and amortization ..........................................       115,225         18,224
        Asset impairment .......................................................       647,570           --
        Payable settlement gain ................................................        (6,735)          --
        Noncash expense related to stock issued (Note B & G) ...................     3,335,416      2,410,378
        Noncash expense related to options and warrants issued (Note G) ........       180,021      2,220,306
        Noncash expense related to benenficainal conversion feature (Note ) ....          --          300,000

      Changes in operating assets and liabilities:
        Current assets .........................................................        12,163        (25,204)
        Accounts payable and other accrued expenses ............................       420,665        472,787
                                                                                   -----------    -----------
                                         Net cash (used in) operating activities    (1,116,414)    (1,342,326)
                                                                                   -----------    -----------

Cash flow from investing activities:
      Purchases of equipment ...................................................       (10,395)      (104,899)
      Acquisition of distribution rights .......................................          --         (195,693)
                                                                                   -----------    -----------
                                         Net cash (used in) investing activities       (10,395)      (300,592)
                                                                                   -----------    -----------

Cash flow from financing activities:
       Net proceeds from sale of common stock ..................................       412,177      1,538,794
       Payment of notes payable to shareholder (Note B) ........................       (11,567)          --
       Proceeds from notes payable to shareholders (Note B) ....................       443,403        300,000
                                                                                   -----------    -----------
                                       Net cash provided by financing activities       844,013      1,838,794
                                                                                   -----------    -----------

                                       Net increase in cash and cash equivalents      (282,796)       195,876

Cash at beginning of year ......................................................       282,795         86,919
                                                                                   -----------    -----------

Cash at end of year ............................................................   $      --      $   282,795
                                                                                   ===========    ===========

Supplemental cash flow information:
      Cash paid for interest ...................................................   $    17,645    $      --
                                                                                   ===========    ===========
      Cash paid for income taxes ...............................................   $      --      $      --
                                                                                   ===========    ===========

      Noncash investing and financing activities:
          Liability accrued for Web site development ...........................   $   200,000    $      --
                                                                                   ===========    ===========


     See accompanying summary of significant accounting policies and notes to the financial statements.

                                                      F-7

                                   XDOGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE A. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF BUSINESS:

The Company was incorporated in Colorado in 1991 as a distributor of SnowRunner snow skates. Between 1991 and 1994, the Company was restructured, and the name of the Company was changed several times, including such names as SnowRunner
(USA) Inc., SnowRunners, Inc., and The Sled Dogs Company. The Company filed for bankruptcy protection in 1997. As a result of the bankruptcy, the Company was reorganized and in 1999 was renamed XDOGS, Inc. The intent of the Company is to develop into a "clicks and mortar" seller of action sports hard goods and related apparel and to create an Internet destination site for active outdoor lifestyle enthusiasts. However, thus far this effort has proven unsuccessful. The Company's ability to generate revenues from operations and achieve profitability is dependent upon a number of factors, including acceptance in the United States of the European products. The ability to sustain future operations is ultimately dependent upon the Company's ability to obtain additional financing, generate significant revenues and attain profitability. The President of the Company has agreed to provide funding for short-term cash needs through March 2001. The Company is currently dependent upon this shareholder financing.

CONSOLIDATION:

The financial statements include the accounts of the Company and its wholly owned subsidiary, SnowRunner (Properties) Inc., which was established and incorporated in April 1993. The subsidiary was inactive in fiscal 2001 and 2000.

CASH:

The Company maintains deposits at banks which, at times, exceed federally insured limits. The Company has not experienced any losses in such accounts.

INVENTORY:

The Company records inventory at cost. The Company uses average costs method to record cost of goods sold.

INTANGIBLE ASSETS:

Intangibles consist of cash paid for a four year distribution agreement and liabilities incurred and stock issued for the Company's website. The cost is being amortized over the term of the agreement.

ACCOUNTING FOR LONG-LIVED ASSETS:

The Company reviews its long-lived assets periodically to determine if any potential impairment exists.

REVENUE RECOGNITION:

The Company recognizes revenue when products are shipped.

                                   XDOGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

INCOME (LOSS) PER SHARE:

The Company computes net income (loss) per share based upon the weighted-average number of common shares outstanding during each year. As described in Note F, at March 31, 2001, the Company had stock options outstanding to purchase 955,260 shares of common stock. However, because the Company incurred a net loss the inclusion of those potential common shares in the calculation of diluted loss per share would have an antidilutive effect. Therefore, basic and diluted lass per share amounts are the same.

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

STOCK-BASED COMPENSATION:

SFAS No. 123, "Accounting for Stock-Based Compensation" was issued in October 1995. This accounting standard permits the use of either a "fair value based method" or the "intrinsic value method" defined in Accounting Principles Board Opinion 25, "Accounting for Stock Issued to Employees" (APB 25) to account for stock-based compensation arrangements. Companies that elect to use the method provided in APB 25 are required to disclose pro forma net income and pro forma earnings per share information that would have resulted from the use of the fair value based method. The Company adopted SFAS No. 123 during the period ended September 30, 1999; however, the Company has elected to continue to determine the value of stock-based compensation arrangements with employees under the provisions of APB 25. Pro forma disclosures have been included with the accompanying consolidated financial statements at Note F.

                                   XDOGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE B. TRANSACTIONS WITH OFFICERS/STOCKHOLDERS

During the year ended March 31, 2001, the Company signed several notes with its President, Mr. Rodriguez, for additional $317,000 in proceeds. These notes were due in full on September 1, 2000, December 1, 2000 and March 1, 2001 respectively. These notes accrue interest at 12 percent per annum. During the year ended March 31, 2001, the Company made $17,648 in interest payment.

During the year ended March 31, 2001, the Company signed a note with a Director, dba Rock Cliff Development, Inc. for $100,000. The note was due in full on December 1, 2000 and accrues interest at 12 percent per annum.

During the year ended March 31, 2001, the Company advanced $26,000 from an unrelated shareholder collateralized by its receivables. The Company made $11,567 in principal payments during the year ended March 31, 2001.

On March 10, 2000 the Company signed a $200,000 note with an officer/stockholder. The note accrues interest at 12 percent and is due in full September 1, 2000. Accrued interest on the note is payable in stock and will be valued by the market price of the stock on the date of payment. On March 14, 2000 the Company signed a $100,000 note with a stockholder. The note accrues interest at 12 percent and is due in full September 1, 2000. Accrued interest on the note is payable in stock and will be valued by the market price of the stock on the date of payment.

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

NOTE C. INVENTORY OBSOLESCENCE

Due to changing market conditions, a thorough review was made of the Company's apparel inventory. As a result, a provision for inventory losses of $128,996 was charged against operations in fiscal year 2001. As of March 31, 2001, the allowance for inventory obsolescence is $128,996.

NOTE D: EQUIPMENT

The Company owns two tradeshow booths for use during regular business operations. As of March 31, 2001, one of the tradeshow booths was no longer utilized by the Company for its intended purposes. Accordingly, the Company recorded an impairment charge of $50,000 and wrote off related accumulated amortization of $9,524.

The Company incurred $7,290 during fiscal year ended March 31, 2001 for leasehold improvement. As of March 31, 2001, the Company operates on a monthly lease and intends to move its headquarter office. Accordingly, the Company recorded an impairment charge of $7,290 and wrote off related accumulated depreciation of $156.

                                   XDOGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE E. INTANGIBLE ASSETS

The Company incurred liabilities during 2000 and 2001 for the development of the company's web site. Web-site Impairment in the amount of $684,423. The Company entered into a settlement agreement with its vendor by issuing 600,000 shares of pre split common stock and entering into a $200,000 notes payable. The Company capitalized expenses in the amount of $385,348 incurred during 2001 fiscal year for the construction of its web site. As of March 31, 2001, the web site is not operational. Accordingly, the Company recorded an impairment charge of $385,348.

The Company has a history of operating losses triggered an impairment review of its distribution agreement. The Company calculated the present value of expected cash flows of its Berghaus distribution agreement to determine the fair value of the assets. Accordingly, at March 31, 2001, the Company recorded an impairment charge of $195,693 and wrote off the related accumulated amortization of $12,231.

NOTE F. COMMON STOCK

REVERSE SPLIT

On August 24, 2000, the shareholders approved a reverse split of its common stock. Weighted average shares outstanding for fiscal 2000 has been adjusted to reflect changes in shares outstanding. Common stock account was adjusted to reflect the change in the number of outstanding shares. After the reverse split, the Company is authorized to issue 20,000,000 shares of its $.01 par value common stock.

STOCK ISSUED FOR COMPENSATION:

During the year ended March 31, 2001, the Company issued 1,852,072 shares of post split common stock to its officers, directors, various employees and outside service providers, in exchange for compensation. The value of the stock issued was recorded at quoted market price on the date of issuance and totaled $3,384,476.

During the year ended March 31, 2000, 150,000 shares were issued to an officer in exchange for compensation. The value of the stock issued was recorded at quoted market price on the date of issuance and totaled $492,750.

In addition, the Company issued 674,500 of additional common shares in the year ended March 31, 2000 in lieu of cash for various expenses. The expense recorded was based upon quoted market price of the stock issued and totaled $1,918,628.

PRIVATE PLACEMENT:

During fiscal year ended March 31, 2001, the Company issued additional common stock through private offering. The total number of shares issued was 203,649 after split common stock with gross proceeds of approximately $349,293.

In June 2000, the Company completed additional private offerings of common stock. The total number of shares issued in conjunction with the offerings was 1,532,929, with gross proceeds of approximately $1,030,000 before offering costs and commissions. $564,514 was received prior to March 31, 1999, net of commissions of $60,986.

                                   XDOGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


EMPLOYEE GRANTS:

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

OPTIONS AND WARRANTS--NONEMPLOYEE GRANTS:

The Company also grants options to nonemployees for services and in conjunction with certain agreements. These grants are accounted for under FASB Statement No. 123 based on the grant date fair values. Total expense recorded by the Company related to option and warrants totaled $180,021, $2,220,306 in 2001 and 2000 respectively. The rights granted under the warrant vested immediately upon issuance so the entire amount of the expense was recorded during the year ended March 31, 2001 and 2000.

                                           Warrants & Options
                                       -------------------------     Weighted
                                                     Number of        Average
                                        Number of   Excercisable  Exercise Price
                                         Shares        Shares        Per Share
                                       ----------    ----------      ---------
Balance at March 31, 1999 ..........    1,476,300     1,476,300      $   3.29
   Warrants/Options issued .........         --            --         --
   Warrants/Options exercised ......         --            --         --
   Warrants/Options canceled .......         --            --         --
                                       ----------    ----------      --------

Balance at March 31, 2000 ..........    1,476,300     1,476,300      $   3.29
   Warrants issued .................      300,000
   Reverse Split ...................   (1,421,040)
   Warrants issued .................      775,000
   Warrants exercised ..............         --
   Warrants canceled ...............     (175,000)
                                       ----------    ----------      --------

Balance at March 31, 2001 ..........      955,260       955,260      $   6.15
                                       ----------    ----------      --------


OPTIONS AND WARRANTS--PRO FORMA INFORMATION:

Had compensation cost for all of the stock-based compensation grants and warrants issued been determined based on grant date fair values of awards, reported net loss per share would have been increased to the pro forma amounts shown below.

                                   XDOGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                                      For the Years Ended
                                                            March 31,
                                                -------------------------------
                                                    2001               2000
                                                -----------       -------------

Net loss, as reported ....................      $(5,820,740)      $  (6,738,816)
                                                ===========       =============
Pro forma net loss .......................      $(5,820,740)      $  (7,666,974)
                                                ===========       =============

Basic and diluted loss per common
   share, as reported ....................      $     (2.24)      $       (3.57)
                                                ===========       =============
Pro forma basic and diluted loss
   per common share ......................      $     (2.24)      $       (4.06)
                                                ===========       =============


Pro forma information regarding net income and earnings per share is required by SFAS 123 as if the Company had accounted for its issued warrants under the fair value method of that Statement. The fair value for these warrants was estimated at the date of issuance using the Black-Scholes option-pricing model with the following assumptions:

Risk-free interest rate........................     5.00%
Dividend yeild.................................     0.00%
Volatility factor..............................    17.00%
Weighted average expected life.................   5 years

The above pro forma effects on net loss are not likely to be representative of the effects on reported net loss for future years because options vest over several years and additional awards are generally made each year.

NOTE G. INCOME TAXES

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

Loss carryforwards for tax purposes as of March 31, 2000, have the following expiration dates:

Income tax benefit is different from that which would be computed by applying U.S. federal income tax rate (35 percent) to pretax loss as follows:

                                   XDOGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                                               March 31,
                                                         ---------------------
                                                          2001           2000
                                                         -------       -------
U.S. federal statutory graduated rate ..............      18.18%        15.00%
State income tax rate,
   net of federal benefit ..........................       3.89%         4.04%
Net operating loss for which no tax
   benefit is currently available ..................     -22.07%       -19.04%
                                                         -------       -------
                                                           0.00%         0.00%
                                                         =======       =======

NOTE H: MAJOR SUPPLIER AND DISTRIBUTORSHIPS

The Company's principal product lines are franchised under different major distributor sales agreements. These agreements expire at varying times through December 2005. In addition, these agreements require that certain operating and product pricing policies of the Company comply with provisions contained in the agreements.

The Company is an authorized distributor for Berghaus International (Berghaus), and Oxbow S.A. (Oxbow). Berghaus and Oxbow manufacture outdoor sporting goods. The Company distributes products for Berghaus and Oxbow throughout most of North America. To acquire this territory, the Company agreed to make royalty payments to each supplier based upon a percentage of net sales. Royalties have been accrued as of March 31, 2001 and 2000.

The Company is the authorized distributor of Lumen Eyeware products for Metzler Design (Metzler) in the United States, Canada, Mexico and the Caribbean basin. To acquire this territory, the Company agreed to pay Metzler a set percentage over base for products and guaranteed minimum levels of sales for calendar years beginning January 1, 2000 through the end of the agreement term. At March 31, 2001 and 2000, royalties have been accrued.

NOTE I. LITIGATION

The Company is a defendant in three lawsuits for claims related to breach of contract and nonpayment of note. We have booked two of the three lawsuits in the financial statements. These recorded claims include $96,093 related to a breach of contract lawsuit and approximately $118,000 in non-payment of notes, accrued interest and accrued expenses to a former Director. Management is not able at this time to predict the ultimate effect these matters may have on the Company's financial position or results of operations, but they will vigorously defend against them.