Form 10KSB/A
period 2001-03-31
XDOGS COM INC
filed 2001-11-14
CIK 918573

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              FORM 10-KSB/A (NO.2)

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

NOTE REGARDING AMENDMENT NO. 2 TO FORM 10-KSB

This Amendment No. 2 to our Form 10-KSB filed July 20, 2001 is being filed solely with respect to the financial statements for the fiscal year ended March 31, 2001 and the Notes thereto. The amended fiscal year 2001 financial statements prepared by Cordovano and Harvey, P.C., filed herewith, contain minor technical changes which in their opinion are not material. Additionally, the accountant's report of McGladrey & Pullen, LLP on the fiscal year 2000 financial statements included in our previously filed Form 10-KSB/A on August 20, 2001 was incorrect and was included without the consent of McGladrey & Pullen, LLP. This Amendment No. 2 includes the corrected opinion and is being included with the consent of McGladrey & Pullen, LLP. We have not included or updated any other information in this document other than the amended fiscal year 2001 financial statements. For current information on us, please refer to other recent filings with the Securities and Exchange Commission.


                                  XDOGS, INC.

                 AMENDMENT NO. 2 TO FORM 10-KSB/A ANNUAL REPORT

                    FOR THE FISCAL YEAR ENDED MARCH 31, 2001



                               TABLE OF CONTENTS

(Items 1 through Item 12 are not filed in this Amendment No. 2.
Please see Amendment No. 1 filed August 20, 2001.)


Item 13. Exhibits and Reports on Form 8-K.............................     3

Signatures............................................................     3

Financial Statements..................................................     F-1


References in this document to "us," "we," "the Registrant" or "the Company" refer to XDOGS, Inc., and its predecessors.

FORWARD-LOOKING STATEMENTS

When used in this Annual Report on Form 10-KSB/A, the words "believes", "anticipates", "expects", "estimates" and similar expressions are intended to identify, in certain circumstances, forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements to differ materially from the predicted results, performance or achievements. Such factors include, among others, the following: general economic and business conditions, the ability to secure financing for working capital and operations, the acceptance in the marketplace of new products, changes in business strategy or development plans, availability of qualified personnel, currency fluctuations, changes in political, social and economic conditions and local regulations, particularly in Europe, and other factors outlined in the Company's previously filed public documents, copies of which may be obtained without cost from the Company. Given these uncertainties, prospective investors are cautioned not to place undue reliance on such statements. The Company also undertakes no obligation to update these forward-looking statements

                                   XDOGS, INC.

      FORM 10-KSB/A (NO.2) ANNUAL REPORT FOR THE YEAR ENDED MARCH 31, 2001


                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                            Page
                                                                            ----
Independent auditors' reports.............................................   F-2

Consolidated balance sheet, March 31, 2001................................   F-4


Consolidated statements of operations, for the years ended
March 31, 2001 and 2000...................................................   F-5


Consolidated statements of shareholders' deficit, April 1, 1999
through March 31, 2001....................................................   F-6


Consolidated statements of cash flows, for the years ended
March 31, 2001 and 2000...................................................   F-7


Notes to consolidated financial statements................................   F-8

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

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in the Summary of Significant Accounting Policies, the Company has a net capital deficit at March 31, 2001 and has suffered significant operating losses since inception through March 31, 2001, which raise a substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in the Summary of Significant Accounting Policies. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.



/s/ Cordovano and Harvey, P.C.
------------------------------
Cordovano and Harvey, P.C.
Denver, Colorado
August 1, 2001

                          Independent Auditor's Report



Board of Directors and Stockholders
XDOGS, Inc.
Minneapolis, Minnesota

We have audited the accompanying consolidated statements of operations, changes in stockholders deficit, and cash flows of XDOGS, Inc. (formerly Xdogs.com and The Sled Dogs Company) for the year ended March 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects the consolidated results of operations and cash flows of XDOGS, Inc. (formerly Xdogs.com and The Sled Dogs Company) for the year ended March 31, 2000 in conformity with accounting principles generally accepted in the United States of America



                                                     /s/ McGladrey & Pullen, LLP
                                                     ---------------------------
                                                     McGladrey & Pullen, LLP
Minneapolis, Minnesota
June 26, 2000



                                                         XDOGS, INC.
                                                 CONSOLIDATED BALANCE SHEETS


                                                                                                                March 31,
                                                                                                                  2001
                                                                                                              ------------

ASSETS
Current assets:
     Cash...................................................................................................  $       --
     Accounts receivable, net of allowance for doubtful accounts of $25,014.................................         2,899
     Inventory, net of allowance for obsolescence of $128,996 (Note C)......................................        13,737
                                                                                                               -----------
                                                                                     Total current assets ..        16,636

     Equipment, at cost, net of accumulated depreciation of $12,776 (Note D)................................        52,517
     Other assets (Note E)..................................................................................          --
                                                                                                               -----------
                                                                                                               $    69,153
                                                                                                               ===========


LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
     Accounts and notes payable:
        Accounts payable and accrued expenses...............................................................     $.646,946
        Indebtedness to related party (Note B)..............................................................        14,433
        Notes payable related party (Note B)................................................................       717,000
        Note payable (Note E)...............................................................................       200,000
        Litigation liabilities (Note I).....................................................................        96,093
                                                                                                               -----------
                                                                                Total current liabilities ..     1,674,472
                                                                                                               -----------

Commitments and contingencies (Note A, H and I) ............................................................          --


Shareholders' deficit (Note F)
        Preferred stock, no par value, 1,000,000 shares authorized, 0 shares
          issued and outstanding ...........................................................................          --
        Common stock, $0.01 par value, 20,000,000 shares authorized,
          4,131,742 shares issued and outstanding...........................................................        41,318
        Additional paidin capital...........................................................................     9,442,478
        Accrued compensation................................................................................     2,400,327
        Common stock paid for but not issued................................................................       159,839
        Retained deficit....................................................................................  (13,6498,281)
                                                                                                               -----------
                                                                              Total shareholders' deficit ..    (1,605,319)
                                                                                                               -----------
                                                                                                               $    69,153
                                                                                                               ===========



                                 See accompanying notes to consolidated financial statements

                                                            F-4


                                                           XDOGS, Inc.
                                               CONSOLIDATED STATEMENTS OF OPERATIONS



                                                                                                          For the Years Ended
                                                                                                                March 31,
                                                                                                       --------------------------
                                                                                                           2001           2000
                                                                                                       -----------    -----------

Net sales...........................................................................................   $   134,963    $     2,342


Cost of goods sold..................................................................................      (195,616)          --
                                                                                                       -----------    -----------
                                                                   Gross margin ....................       (60,653)         2,342
                                                                                                       -----------    -----------




Operating expenses:
    Selling, general and administrative expenses....................................................     1,373,581      1,838,030
    Stock based consulting & compensation expense (Note F)..........................................     3,564,497      3,485,341
    Asset impairment (Note C, D and E)..............................................................       647,570           --
    Loss on litigation (Note I).....................................................................        96,093           --
    Accounts payable settlement.....................................................................        (6,735)          --
    Distribution rights expense (Note F) ...........................................................          --        1,146,343
                                                                                                       -----------    -----------
                                                             Operating expenses ....................     5,675,006      6,469,714
                                                                                                       -----------    -----------

                                                                 Operating loss ....................    (5,735,659)    (6,467,372)


Nonoperating income (expense):
    Interest expense (Note B and E).................................................................       (91,315)      (300,000)
    Other income....................................................................................         6,234         28,555
                                                                                                       -----------    -----------
                                                       Loss before income taxes ....................    (5,820,740)    (6,738,817)


Provision (benefit) for income taxes (Note G) ......................................................          --             --
                                                                                                       -----------    -----------
                                                                       Net loss ....................   $(5,820,740)   $(6,738,817)
                                                                                                       ===========    ===========

Basic and diluted loss per common share.............................................................   $     (2.24)   $     (3.57)
                                                                                                       ===========    ===========
Basic and diluted weighted average
   common shares outstanding (Note F)...............................................................     2,600,663      1,889,041
                                                                                                       ===========    ===========


                                    See accompanying notes to consolidated financial statements

                                                                F-5



                                             XDOGS, Inc.
                          CONSOLIDATED STATEMENTS OF SHAREHOLDERS' DEFICIT
                                April 1, 1999 through March 31, 2001



                                                                                        Additional
                                                                Common Stock             Paid-in
                                                           Shares          Amount        Capital
                                                       ------------    ------------    ------------
                             Balance, March 31, 1999      6,604,625    $     66,046    $    513,828

Common stock issued for services (Note F) ..........        824,500           8,245       2,402,133

Consulting expense recorded with issuance
   of options and warrants (Note F) ................           --              --              --

Common stock issued, net of commissions of
$60,986 (NoteF) ....................................      2,716,263          27,163       1,893,023

Shares redeemed ....................................       (460,284)         (4,603)           --

Beneficial conversion feature on shareholder
debt (Note  B) .....................................           --              --           300,000

Common stock to be issued ..........................           --              --              --

Net loss ...........................................           --              --              --
                                                       ------------    ------------    ------------
                             Balance, March 31, 2000      9,685,104          96,851       5,108,984


Shares issued from subscription ....................         90,000             900          86,575

Common stock issued for services (Note F) ..........      3,002,862          30,029       2,208,449

Common stock issued for cash (Note F) ..............        157,350           1,574         145,776



Common stock issued for debt (Note E and F) ........        605,000           6,050         447,373

5 to 1 Reverse split (Note F) ......................    (10,832,253)       (108,323)        108,323

Common stock to be issued ..........................           --              --              --

Shares issued from subscription ....................        172,179           1,722         203,516

Common stock issued for services (Note F) ..........      1,251,500          12,515       1,133,482

Consulting expense recorded with issuance
   of options and warrants (Note F) ................           --              --              --

Net loss ...........................................           --              --              --
                                                       ------------    ------------    ------------
                             Balance, March 31, 2001      4,131,742    $     41,318    $  9,442,478
                                                       ============    ============    ============


                    See accompanying notes to consolidated financial statements

                                                F-6



                                                     XDOGS, Inc.
                                  CONSOLIDATED STATEMENTS OF SHAREHOLDERS' DEFICIT
                                        April 1, 1999 through March 31, 2001 (Con't)


                                                                       Common Stock
                                                          Accrued     Paid For, but     Retained
                                                       Compensation    Not Issued         Loss           Total
                                                       ------------   ------------    ------------    ------------
                             Balance, March 31, 1999   $       --     $    564,514    $ (1,089,724)   $     54,664

Common stock issued for services (Note F) ..........           --             --              --         2,410,378

Consulting expense recorded with issuance
   of options and warrants (Note F) ................      2,220,306           --              --         2,220,306

Common stock issued, net of commissions of
$60,986 (NoteF) ....................................           --         (564,514)           --         1,355,672

Shares redeemed ....................................           --             --              --            (4,603)

Beneficial conversion feature on shareholder
debt (Note  B) .....................................           --             --              --           300,000

Common stock to be issued ..........................           --          187,725            --           187,725

Net loss ...........................................           --             --        (6,738,817)     (6,738,817)
                                                       ------------   ------------    ------------    ------------
                             Balance, March 31, 2000      2,220,306        187,725      (7,828,541)       (214,675)


Shares issued from subscription ....................           --          (87,475)           --              --

Common stock issued for services (Note F) ..........           --             --              --         2,238,478

Common stock issued for cash (Note F) ..............           --             --              --           147,350



Common stock issued for debt (Note E and F) ........           --             --              --           453,423

5 to 1 Reverse split (Note F) ......................           --             --              --              --

Common stock to be issued ..........................           --          264,827            --           264,827

Shares issued from subscription ....................           --         (205,238)           --              --

Common stock issued for services (Note F) ..........           --             --              --         1,145,997

Consulting expense recorded with issuance
   of options and warrants (Note F) ................        180,021           --              --           180,021

Net loss ...........................................           --             --        (5,820,740)     (5,820,740)
                                                       ------------   ------------    ------------    ------------
                             Balance, March 31, 2001   $  2,400,327   $    159,839    $(13,649,281)   $ (1,605,319)
                                                       ============   ============    ============    ============


                            See accompanying notes to consolidated financial statements

                                                     F-6 (Con't)


                                                    XDOGS, Inc.
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                        For the Years Ended
                                                                                              March 31,

Cash flow from operating activities:                                                      2001           2000
                                                                                      ------------    -----------
    Net loss........................................................................  $ (5,820,740)   $(6,738,817)

      Transactions not requiring cash:
        Depreciation and amortization...............................................       115,225         18,224
        Asset impairment............................................................       647,570           --
        Payable settlement gain.....................................................        (6,735)          --
        Noncash expense related to stock issued (Note F)............................     3,335,416      2,410,378
        Noncash expense related to options and warrants issued (Note  F)............       180,021      2,220,306
        Noncash expense related to benenficainal conversion feature (Note B)........          --          300,000


      Changes in operating assets and liabilities:
        Current assets..............................................................      (245,830)       (25,204)
        Accounts payable and other accrued expenses.................................       420,665        472,787
                                                                                       -----------    -----------
                                         Net cash (used in) operating activities ...    (1,374,408)    (1,342,326)
                                                                                       -----------    -----------

Cash flow from investing activities:
      Purchases of equipment........................................................       (10,395)      (104,899)
      Acquisition of distribution rights ...........................................          --         (195,693)
                                                                                       -----------    -----------
                                         Net cash (used in) investing activities ...       (10,395)      (300,592)
                                                                                       -----------    -----------

Cash flow from financing activities:
       Net proceeds from sale of common stock.......................................       412,177      1,538,794
       Payment of notes payable to shareholder (Note B).............................       (11,565)          --
       Proceeds from notes payable to shareholders (Note B).........................       443,403        300,000
                                                                                       -----------    -----------
                                         Net cash provided by financing activities .       844,015      1,838,794
                                                                                       -----------    -----------

                                         Net increase in cash and cash equivalents .      (540,788)       195,876


Cash at beginning of year ..........................................................       282,795         86,919
                                                                                       -----------    -----------

Cash at end of year.................................................................   $  (257,993)   $   282,795
                                                                                       ===========    ===========

Supplemental cash flow information:
      Cash paid for interest........................................................   $    17,645    $      --
                                                                                       ===========    ===========
       Cash paid for income taxes...................................................   $      --      $      --
                                                                                       ===========    ===========

      Noncash investing and financing activities:
          Liability accrued for web site development................................   $   200,000    $      --
                                                                                       ===========    ===========


                           See accompanying notes to consolidated financial statements

                                                       F-7

                                   XDOGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE A. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF BUSINESS:

The Company was incorporated in Colorado in 1991 as a distributor of SnowRunner snow skates. Between 1991 and 1994, the Company was restructured, and the name of the Company was changed several times, including such names as SnowRunner
(USA) Inc., SnowRunners, Inc., and The Sled Dogs Company. The Company filed for bankruptcy protection in 1997. As a result of the bankruptcy, the Company was reorganized and in 1999 was renamed XDOGS, Inc. The Company intends to refocus its efforts from an Internet based distribution model to a traditional wholesale to retail distribution model which it has been implementing since August 2000. However, thus far this effort has proven unsuccessful. The Company's ability to generate revenues from operations and achieve profitability is dependent upon a number of factors, including acceptance in the United States of the European products. The ability to sustain future operations is ultimately dependent upon the Company's ability to obtain additional financing, generate significant revenues and attain profitability.

BASIS OF PRESENTATION

The Company has a net capital deficit at March 31, 2001 resulting from among other things; recurring operating losses. In addition, the Company is unable to meet its obligations as they come due and is in default on certain debt obligations. The Company's business plan for fiscal 2002, which is described elsewhere in this Form 10-KSB, contemplates reduced operating expenses, obtaining additional equity funding and the refinancing or restructuring of its debt obligations. The Company's ability to achieve the foregoing elements of its business plan, which may be necessary to permit the realization of assets and satisfaction of liabilities in the ordinary course of business, is uncertain.

CONSOLIDATION:

The financial statements include the accounts of the Company and its wholly owned subsidiary, SnowRunner (Properties) Inc., which was established and incorporated in April 1993. The subsidiary was inactive in fiscal years 2001 and 2000.

CASH:

The Company maintains deposits at banks which, at times, exceed federally insured limits. The Company has not experienced any losses in such accounts.

INVENTORY:

The Company records inventory at cost. The Company uses the average cost method to record cost of goods sold.

INTANGIBLE ASSETS:

Intangibles consist of cash paid for a four year distribution agreement and liabilities incurred and stock issued for the Company's website. The cost is being amortized over the term of the agreement.

                                   XDOGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

INCOME (LOSS) PER SHARE:

The Company computes net income (loss) per share based upon the weighted-average number of common shares outstanding during each year. As described in Note F, at March 31, 2001, the Company had stock options outstanding to purchase 955,260 shares of common stock. However, because the Company incurred a net loss the inclusion of those potential common shares in the calculation of diluted loss per share would have an antidilutive effect. Therefore, basic and diluted loss per share amounts are the same.

USE OF ESTIMATES:

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

FAIR VALUE:

The Company's financial instruments consist of cash and short-term debt. The current carrying amount of cash approximates fair value. The fair value of the Company's short-term debt is estimated based on the quoted market prices for the same or similar issues or on the current rates to the Company for debt of the same remaining maturities with similar collateral requirements.

                                   XDOGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

NOTE B. NOTES PAYABLE, RELATED PARTY

During the year ended March 31, 2001, the Company signed several notes with an officer/stockholder, for an additional $317,000 in proceeds. These notes were due in full on September 1, 2000 and December 1, 2000 respectively. These notes accrue interest at 12 percent per annum. During the year ended March 31, 2001, the Company made $17,648 in interest payments. These notes are in default as of March 31, 2001.

During the year ended March 31, 2001, the Company signed a note with an affiliate, owned by one of the Company's directors, for $100,000. The note was due in full on December 1, 2000 and accrues interest at 12 percent per annum. This note is in default as of March 31, 2001.

During the year ended March 31, 2001, the Company received $26,000 in an interest free advance from an unrelated shareholder collateralized by its receivables. The Company made $11,567 in principal payments during the year ended March 31, 2001. The balance of $14,433 has been accrued as indebtedness to the related party as of March 31, 2001.

On March 10, 2000 the Company signed a $200,000 note with an officer/stockholder. The note accrues interest at 12 percent and is due in full on September 1, 2000. Accrued interest on the note is payable in stock and will be valued at the market price of the stock on the date of payment. This note is in default as of March 31, 2001.

On March 14, 2000 the Company signed a $100,000 note with a stockholder/advisor. The note accrues interest at 12 percent and is due in full on September 1, 2000. Accrued interest on the note is payable in stock and will be valued at the market price of the stock on the date of payment. This note is in default as of March 31, 2001 and under litigation. (see Note I)

All of these notes, except for the $26,000 advance, allow the note holders, at any time during the term of the agreement, to convert the notes into common stock at a price range between $.50 and $2.00 per share. Because two of the notes entered into during the year ended March 31, 2000 can be converted to common stock at a discount from the market price, a "beneficial conversion feature" of $300,000 was recorded by the Company during the year ended March 31, 2000. The beneficial conversion feature was recorded by increasing additional paid in capital and charging interest expense with no effect on ending stockholders' equity.

                                   XDOGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE C. INVENTORY OBSOLESCENCE

Due to changing market conditions a thorough review was made of the Company's apparel inventory. As a result, a provision for inventory losses of $128,996 was charged against operations in fiscal year 2001. As of March 31, 2001, the allowance for inventory obsolescence is $128,996.

NOTE D: EQUIPMENT

The Company owns two tradeshow booths for use during regular business operations. As of March 31, 2001, one of the tradeshow booths is no longer utilized by the Company for its intended purposes. Accordingly, the Company recorded an impairment charge of $50,000 and wrote off related accumulated amortization of $9,524.

The Company incurred $7,290 during fiscal year ended March 31, 2001 for leasehold improvement. As of March 31, 2001, the Company operates on a monthly lease and intends to move its headquarter office. Accordingly, the Company recorded an impairment charge of $7,290 and wrote off related accumulated depreciation of $156.

NOTE E. INTANGIBLE ASSETS & NOTE PAYABLE

The Company incurred liabilities during 2000 and 2001 for the development of the Company's web site in the amount of $684,423. The Company entered into a settlement agreement with its vendor by issuing 600,000 shares of pre split common stock and entering into a $200,000 note payable on July 31, 2000.

The Company capitalized expenses incurred during fiscal year ended March 31, 2001 for the construction of its web site in the amount of $385,348. As of March 31, 2001, the web site is not operational. Accordingly, the Company recorded an impairment charge of $385,348.

The $200,000 note accrues interest at "prime rate" announced by Wells Fargo Bank. The note is secured by all of the Company's assets. Such security interest is subordinate to the security interest of an officer/shareholder. The Company agreed to repay $100,000 on September 15, 2000 and $100,000 on July 31, 2001. The note is in default as of March 31, 2001.

The Company's history of operating losses triggered an impairment review of its distribution agreements. The Company calculated the present value of expected cash flows of its Berghaus distribution agreement to determine the fair value of the assets. Accordingly, at March 31, 2001, the Company recorded an impairment charge of $195,693 and wrote off the related accumulated amortization of $12,231.

NOTE F. SHAREHOLDERS' DEFICIT

CONVERTIBLE PREFERRED STOCK

The Company's Board of Directors is authorized to issue 1,000,000 shares of no par value preferred stock. No stock has been issued under this authorization.

                                   XDOGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


COMMON STOCK REVERSE SPLIT

On August 24, 2000, the shareholders approved a reverse split of the Company's common stock. Weighted average shares outstanding for the fiscal year ended March 31, 2000 has been adjusted to reflect changes in shares outstanding. The common stock account was adjusted to reflect the change in the number of outstanding shares. After the reverse split, the Company is authorized to issue 20,000,000 shares of its $.01 par value common stock.

COMMON STOCK ISSUED FOR COMPENSATION:

During the year ended March 31, 2001, the Company issued 1,852,072 shares of post split common stock to its officers, directors, various employees and outside service providers, in exchange for compensation. The value of the stock issued was recorded at the quoted market price on the date of issuance and totaled $3,384,476.

During the year ended March 31, 2000, 150,000 shares were issued to an officer in exchange for compensation. The value of the stock issued was recorded at the quoted market price on the date of issuance and totaled $492,750.

In addition, the Company issued an additional 674,500 common stock during the year ended March 31, 2000 in lieu of cash for various expenses. The expenses recorded were based upon the quoted market price of the stock issued and totaled $1,918,628.

COMMON STOCK ISSUED IN PRIVATE PLACEMENT:

During fiscal year ended March 31, 2001, the Company issued additional common stock through a private offering. The total number of post split common stock issued was 203,649 shares with gross proceeds of approximately $349,293.

In June 2000, the Company completed additional private offerings of common stock. The total number of shares issued in conjunction with the offerings was 1,532,929, with gross proceeds of approximately $1,030,000, before offering costs and commissions. $564,514 was received prior to March 31, 1999, net of commissions of $60,986.

OPTIONS AND WARRANTS - EMPLOYEE GRANTS:

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

OPTIONS AND WARRANTS--NONEMPLOYEE GRANTS:

The Company also grants options to nonemployees for services and in conjunction with certain agreements. These grants are accounted for under FASB Statement No. 123 based on the grant date fair values. Total expenses recorded by the Company related to options and warrants totaled $180,021 and $2,220,306 in the years ended March 31, 2001 and 2000 respectively.



                                   XDOGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Total expenses recorded by the Company related to a warrant granted in conjunction with a distribution agreement during the fiscal year ended March 31, 2000 totaled approximately $1,146,000. Other options and warrants issued to non-employees during the fiscal year ended March 31, 2000 totaled $1,074,000.

The rights granted under the warrant vested immediately upon issuance so that the entire amount of the expense was recorded during the years ended March 31, 2001 and 2000.

                                          Warrants & Options
                                   ---------------------------------      Weighted Average       Weighted
                                   Number of          Number of            Exercise Price        Average
                                    Shares        Shares Exercisable         Per Share          Fair Value
                                   ----------     ------------------      ----------------      -----------
Balance as of March 31, 1999.....        --                   --            $        --         $       --
  Warrants/Options issused.......   1,476,300                 --                     --                 --
  Warrants/Options exersised ....        --                   --                     --                 --
  Warrants/Options canceled......        --                   --                     --                 --
                                   ----------

Balnace at March 31, 2000........   1,476,300            1,476,300          $       3.39        $      3.28
  Warrants/Options issued             300,00                  --                     --                  --
  Reverse Split..................  (1,421,040)                --                     --                  --
  Warrants/Options issued........     775,000                 --                     --                  --
  Warrants/Options exercised.....        --                   --                     --                  --
  Warrants/Options cancelled.....    (175,000)                --                     --                  --
                                   ----------

Balance at March 31, 2001             955,260              955,260          $       6.15        $      5.28
                                   ----------


The following table summarizes information about stock options and warrants outstanding at March 31, 2001.

                                        Remaining           Average                         Average
Range of              Number            Contractual         Exercise          Number        Exercise
Exercise Prices     Outstanding         Life (years)        Per Share       Exercisable      Price
                    -----------         ------------        ----------      -----------    ----------

$0.01-$3.00          632,060               2.38             $     0.74        632,060      $     0.74
$5.00-$13.75         134,800               3.95             $    10.74        134,800      $    10.74
$15.00-$20.00        146,400               1.74             $    17.20        146,400      $    17.20
$25-$40               42,000               4.11             $    34.50         42,000      $    34.50
                    --------                                                 --------
                     955,260               2.58             $     6.15        955,260      $     6.15
                    ========                                                 ========


OPTIONS AND WARRANTS--PRO FORMA INFORMATION:

Had compensation cost for all of the stock-based compensation grants and warrants issued been determined based on grant date fair values of awards, reported net loss per share would have been increased to the pro forma amounts shown below.

                                      F-13

                                  XDOGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                                  For the Years Ended
                                                        March 31,
                                             -------------------------------
                                                  2001              2000
                                             -------------     -------------
Net loss, as reported................        $  (5,820,740)    $  (6,738,816)
                                             =============     =============
Pro forma net loss...................        $  (5,846,904)    $  (7,666,974)
                                             =============     =============

Basic and diluted loss per commom
   share, as reported................        $       (2.24)    $       (3.57)
                                             =============     =============
Pro forma basic and diluted loss
   per common share..................        $       (2.25)    $       (4.06)
                                             =============     =============


Pro forma information regarding net income and earnings per share is required by SFAS 123 as if the Company had accounted for its issued warrants/options under the fair value method of that Statement. The fair value for these warrants was estimated at the date of issuance using the Black-Scholes option-pricing model with the following assumptions:

Risk-free interest rate..............................     5.00%
Dividend yeild.......................................     0.00%
Volatility factor....................................    17.00%
Weighted average expected life.......................   5 years

The above pro forma effects on net loss are not likely to be representative of the effects on reported net loss for future years because options vest over several years and additional awards are generally made each year.

NOTE G. INCOME TAXES

At March 31, 2001, the Company has accumulated a net operating loss of approximately $23,960,740, which may be used to reduce future taxable income through 2021. A valuation allowance has been recognized to completely reserve for the deferred tax assets related to the loss carryforwards. The reserve has been established because of the uncertainty of future taxable income, which is necessary in order to realize the benefits of the net operating loss carryforwards. Any tax benefits realized in the future from preconfirmation operating loss carryforwards will be reported as a direct addition to additional paid-in capital. The Company's ability to utilize these carryforwards to offset future taxable income is subject to restrictions under Section 382 of the Internal Revenue Code due to certain changes in the equity ownership of the Company. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for tax purposes. Components of the Company's deferred tax assets are:

                                   XDOGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                                           March 31,
                                                -----------------------------
                                                    2001             2000
                                                ------------     ------------

Deferred tax assets from net operating loss
  carryforward................................  $  8,386,259     $  7,260,000

Less valuation allowance......................  $ (8,386,259)    $ (7,260,000)
                                                ------------     ------------
Net deferred tax assets.......................  $       --       $       --
                                                ============     ============


A reconciliation of the U.S. statutory federal income tax rate to the effective rate is as follows:

                                                        March 31,
                                               --------------------------
                                                  2001            2000
                                               ----------      ----------
U.S. federal statutory graduated rate.........     34.00%          34.00%
State income tax rate,
  net of federal benefit......................      0.00%           0.00%
Net operating loss for which no tax
  benefit is currently available..............    -34.00%         -34.00%
                                               ----------      ----------
                                                    0.00%           0.00%
                                               ==========      ==========


NOTE H: MAJOR SUPPLIERS AND DISTRIBUTORSHIPS

The Company's principal product lines are franchised under different major distributor sales agreements. These agreements expire at varying times through December 2005. In addition, these agreements require that certain operating and product pricing policies of the Company comply with provisions contained within the agreements.

The Company was an authorized distributor for Berghaus International (Berghaus), and for Oxbow (Oxbow) during fiscal years ended March 31, 2001 and 2000. Berghaus and Oxbow manufacture outdoor sporting goods. The Company distributed products for Berghaus and Oxbow throughout most of North America. Oxbow received warrants from the Company for signing the distribution agreement (See Note F). To acquire this territory, the Company agreed to make royalty payments to each supplier based on a percentage of the Company's net sales. Such royalties have been accrued as of March 31, 2001.

The Company is an authorized distributor of Lumen Eyeware products for Metzler Design (Metzler) in the United States, Canada, Mexico and the Caribbean basin. To acquire this territory, the Company agreed to pay Metzler a set percentage over cost for products and guaranteed minimum levels of sales for the calendar years beginning January 1, 2000 through the end of the agreement term in 2005. At March 31, 2001, such royalties have been accrued.

The Company is an authorized distributor of Axiom sportswear for Gaastra International Sportswear (Gaastra) in the United States. To acquire this territory, the Company agreed to pay Gaastra a set percentage over cost for products and guaranteed minimum levels of sales for the calendar years beginning June 1, 2000 through the end of the agreement term in 2005. At March 31, 2001, such royalties have been accrued.

                                  XDOGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


The Company guaranteed certain purchase levels in connection with all of its distribution agreements. As of March 31, 2001, the Company had not attained the guaranteed purchase levels. The distribution suppliers have the right to terminate the distribution agreements if such guaranteed purchase levels are not attained. As of March 31, 2001, the Company has not received any termination notice except for a notice from Berghaus.

On November 29, 2000, Berghaus informed the Company it would continue its distribution agreement upon payment of $120,000 in three installments with the first installment due March 1, 2001. The Company has not made the first payment and no longer sells Berghaus products.

NOTE I. LITIGATION

The Company is a defendant in three lawsuits for claims related to breach of contract and nonpayment of note. The Company has accrued liabilities from two of the three lawsuits in the financial statements.

Mr. Henry Furst filed a complaint against the Company, alleging that the Company breached its contractual obligations to him and seeking $144,000 in damages. The Company entered into a settlement agreement with Mr. Hurst whereby the Company agreed to pay Mr. Furst $94,000 in installments and executed a confession of judgment in favor of Mr. Furst for that amount. A litigation liability of $96,093 has been recorded. The judgment is in default as of March 31, 2001.

The Company's former adviser consultant and shareholder, Steven Carlson initiated a legal action against the Company on March 9, 2001 for approximately $118,000 in non-payment of notes, accrued interest and accrued expenses. The Company has recorded such claims as of March 31, 2001. (See Note B)

The Company is involved in another lawsuit filed by Millennium Holdings Group. Millennium Holdings Group alleged claims against the Company for breach of contract, slander and lost opportunity. Management is not able, at this time, to predict the ultimate effect the Millennium Holdings Group's claim may have on the Company's financial position or results of operations, but they will vigorously defend against them.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits. See Exhibit Index immediately following the signatures on this report on Form 10-KSB/A.

(b) Reports on Form 8-K. We have not filed any reports on Form 8-K other than as stated in Amendment No. 1 to Form 10-KSB filed August 20, 2001.



                                   SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 13, 2001.                    XDOGS, INC.


                                             /s/ Kent Rodriguez
                                             ------------------
                                             Kent Rodriguez, Chairman, President
                                             and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this

Report has been signed by the following persons on behalf of the Company in the capacities and on the dates indicated.

Signature and Title                          Date
-------------------                          ----


/s/ Kent Rodriguez                           November 13, 2001
------------------
Kent Rodriguez, Chairman, President,
Chief Executive Officer and
Director (Principal Executive Officer
and Chief Financial Officer)


/s/ Craig Avery                              November 14, 2001
---------------
Craig Avery, Secretary


/s/ Robert Corliss                           November 14, 2001
------------------
Robert Corliss, Director


/s/ Douglas Barton                           November 14, 2001
------------------
Douglas Barton, Director

                                  XDOGS, INC.

                        EXHIBIT INDEX TO AMENDMENT NO. 2

                                 TO FORM 10-KSB

                    FOR THE FISCAL YEAR ENDED MARCH 31, 2001

                          COMMISSION FILE NO. 1-12850





23.1     Consent of McGladrey & Pullen, LLP

23.2     Consent of Cordovano and Harvey, P.C.