Form 10QSB
period 2001-06-30
XDOGS COM INC
filed 2001-11-14
CIK 918573

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the quarter ended June 30, 2001

                         Commission file number 1-12850

                                   XDOGS, INC.
                                   -----------
                        Formerly known as XDOGS.COM, INC.
        (Exact name of small business issuer as specified in its charter)

                        126 North Third Street, Suite 407
                          MINNEAPOLIS, MINNESOTA 55401
                          ----------------------------
                    (Address of principal executive offices)


Incorporated under the laws of                              84-1168832
   the State of Nevada                              I.R.S. Identification Number

                                 (612) 359-9020
                                 --------------
         (Small business issuer's telephone number including area code)

                                   ----------

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                                  Yes X   No ___

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13, or 15 (d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
                                                                   Yes X   No___

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 5,589,242 shares of Common Stock, $.01 par value per share, outstanding as of June 30, 2001.

                                   XDOGS, INC.
               FORM 10-QSB QUARTERLY REPORT FOR THE QUARTER ENDED
                                  June 30, 2001

                                TABLE OF CONTENTS


Part I - Financial Information

Item 1.   Financial Statements

          Condensed Consolidated Balance Sheets - June 30, 2001 (unaudited)

          Condensed Statements of Operations for the Three Months ended June 30, 2001 and 2000 (unaudited)

          Condensed Statements of Shareholder's deficit for the three months ended June 30, 2001 (unaudited)

          Condensed Statements of Cash Flows for the Three Months ended June 30, 2001 and 2000 (unaudited)

          Notes to Condensed Financial Statements - June 30, 2001 (unaudited)


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Part II - Other Information

                                   XDOGS, INC.


                     INDEX TO CONDENSED FINANCIAL STATEMENTS

                                                                           Page
                                                                           ----

PART I  FINANCIAL INFORMATION


Item 1. Financial Statements
Condensed balance sheet, June 30, 2001 (unaudited)........................   3
Condensed statements of operations for the three months
      ended June 30, 2001 and 2000 (unaudited)............................   4
Condensed statement of shareholders' deficit for the three months
      ended June 30, 2001 (unaudited).....................................   5
Condensed statements of cash flows for the three months
      ended June 30, 2001 and 2000 (unaudited)............................   6
Notes to condensed financial statements (unaudited).......................   7

PART I. Item 1. FINANCIAL INFORMATION
-------------------------------------

                                   XDOGS, INC.
                            CONDENSED BALANCE SHEETS
                                   (Unaudited)


                                 June 30, 2001


Assets
Current assets:
      Cash......................................................  $       --
      Accounts receivable, net of allowance.....................         3,500
      Inventory, net of allowance...............................        13,849
                                                                  ------------
                                            Total current assets        17,349

Property and equipment, net.....................................        50,621
                                                                  ------------
                                                                  $     67,970
                                                                  ============


Liabilities and Shareholder's Deficit
Current liabilities:
      Accounts payable and accrued liabilities..................  $    738,471
      Note Payable..............................................       200,000
      Notes payable, related party..............................       691,796
      Litigation Liability......................................        77,355
                                                                  ------------
                                       Total current liabilities     1,707,622
                                                                  ------------

Shareholder's deficit:
      Preferred stock...........................................          --
      Common stock..............................................        55,843
      Additional paidin capital.................................    10,027,374
      Accrued compensation......................................     2,400,327
      Common stock subscribed...................................       102,302
      Accumulated deficit.......................................   (14,225,498)
                                                                  ------------
                                     Total shareholder's deficit    (1,639,652)
                                                                  ------------
                                                                  $     67,970
                                                                  ============


            See accompanying notes to condensed financial statements

                                   XDOGS, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                         Three Months Ended
                                                               June 30,
                                                     --------------------------
                                                         2001           2000
                                                     -----------    -----------

Sales and revenues, net...........................   $    11,729    $    96,511
Cost of sales and revenues .......................        (4,718)      (106,162)
                                                     -----------    -----------
                                      Gross profit         7,011         (9,651)

Operating expenses:
      General and administrative .................       339,519        604,771
      Stock based compensation ...................       200,682           --
                                                     -----------    -----------
                          Total operating expenses       540,201        604,771
                                                     -----------    -----------
                              Loss from operations      (533,190)      (614,422)
                                                     -----------    -----------


Interest expense .................................       (33,027)          --
Interest income ..................................          --            4,208
                                                     -----------    -----------
                          Loss before income taxes      (566,217)      (610,214)


Provision for income taxes .......................          --             --
                                                     -----------    -----------
                   Loss before extraordinary items      (566,217)      (610,214)


Extraordinary loss on debt retirement ............       (10,000)          --
                                                     -----------    -----------
                                          Net loss   $  (576,217)   $  (610,214)
                                                     ===========    ===========

Basic and diluted loss per common share ..........   $     (0.12)   $     (0.31)
                                                     ===========    ===========

Basic and diluted weighted average
      common shares outstanding ..................     4,860,492      1,962,615
                                                     ===========    ===========


            See accompanying notes to condensed financial statements



                                                    XDOGS, INC.
                                   CONDENSED STATEMENT OF SHAREHOLDERS' DEFICIT
                                                    (unaudited)
                                        April 1, 2001 through June 30, 2001



                                                Preferred Stock              Common Stock             Additional
                                           -----------------------   ----------------------------      Paid-in
                                             Shares       Amount        Shares        Par Value        Capital
                                           ----------   ----------   ------------    ------------    ------------
Balance, April 1, 2001 .................   $     --     $     --        4,131,742    $     41,318    $  9,442,478

Sale of common stock ($.10 per share) ..         --           --          565,000           5,650         164,350

Common stock subscription ..............         --           --             --              --              --

Common stock issued for subscription ...         --           --          200,000           2,000          98,000

Common stock issued for debt ...........         --           --          325,000           3,250         140,046

Common stock issued for services .......         --           --          372,500           3,725         192,400

Common stock retired ...................         --           --          (10,000)           (100)         (9,900)

Net loss for the three months ended
   June 30, 2001 .......................         --           --             --              --              --
                                           ----------   ----------   ------------    ------------    ------------
                  Balance, June 30, 2001         --     $     --        5,584,242    $     55,843    $ 10,027,374
                                           ==========   ==========   ============    ============    ============


                             See accompanying notes to condensed financial statements

                                                        5



                                               XDOGS, INC.
                              CONDENSED STATEMENT OF SHAREHOLDERS' DEFICIT
                                               (unaudited)
                               April 1, 2001 through June 30, 2001 (Con'T)



                                                          Common Stock
                                             Deferred     Paid For, But   Accumulated
                                           Compensation    Not Issued        Deficit         Total
                                           ------------   ------------    ------------    ------------
Balance, April 1, 2001 .................   $  2,400,327   $    159,839    $(13,649,281)   $ (1,605,319)

Sale of common stock ($.10 per share) ..           --             --              --           170,000

Common stock subscription ..............           --           42,463            --            42,463

Common stock issued for subscription ...           --         (100,000)           --              --

Common stock issued for debt ...........           --             --              --           143,296

Common stock issued for services .......           --             --              --           196,125

Common stock retired ...................           --             --              --           (10,000)

Net loss for the three months ended
   June 30, 2001 .......................           --             --          (576,217)       (576,217)
                                           ------------   ------------    ------------    ------------
                  Balance, June 30, 2001   $  2,400,327   $    102,302    $ 14,225,498    $ (1,639,652)
                                           ============   ============    ============    ============


                        See accompanying notes to condensed financial statements

                                                5(Con't)


                                            XDOGS, INC.
                                CONDENSED STATEMENTS OF CASH FLOWS
                                            (Unaudited)


                                                                            Three Months Ended
                                                                                 June 30,
                                                                          ----------------------
                                                                             2001         2000
                                                                          ---------    ---------
Cash flows from operating activities:
                                  Net cash used in investing activities    (212,463)    (550,157)
                                                                          ---------    ---------

Cash flows from investing activities:
      Equipment purchases .............................................        --        (12,305)
                                                                          ---------    ---------
                                  Net cash used in investing activities        --        (12,305)
                                                                          ---------    ---------

Cash flows from financing activities:
      Advance from officer/shareholder ................................        --        290,000
      Proceeds from sale of common stock ..............................     212,463      147,683
                                                                          ---------    ---------
                              Net cash provided by financing activities     212,463      437,683
                                                                          ---------    ---------

Net change in cash ....................................................        --       (124,779)
Cash, beginning of period .............................................        --        282,795
                                                                          ---------    ---------

                                                    Cash, end of period   $    --      $ 158,016
                                                                          =========    =========

Supplemental disclosure of cash flow information:
      Cash paid during the period for:
         Interest .....................................................   $    --      $    --
                                                                          =========    =========

         Income taxes .................................................   $    --      $    --
                                                                          =========    =========


                     See accompanying notes to condensed financial statements

                                                6

                                   XDOGS, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                 For The Three Month Period Ended June 30, 2001
                                   (Unaudited)


Note 1:  Unaudited Financial Information

The unaudited condensed financial statements presented herein have been prepared by the Company in accordance with the accounting policies in its annual Form 10-KSB report dated March 31, 2001, as amended, and should be read in conjunction with the notes thereto.

In the opinion of management, all adjustments (consisting only of normal recurring adjustments) which are necessary to provide a fair presentation of operating results for the interim periods presented have been made. The results of operations for the three months period ended June 30, 2001 are not necessarily indicative of the results to be expected for the fiscal year ending March 31, 2002.

Note 2. Related Party Transactions

During the three months ended June 30, 2001, the Company issued 105,000 shares of its common stock to two officers and three directors of the Company for compensation for services provided valued at $72,900.

In addition, the Company issued 240,000 shares to Rock Cliff Development, an affiliate controlled by a director of the Company, to retire $24,000 of a $100,000 outstanding note payable. The Company values the stock at $.10 per share, the private placement price. The Company recorded a loss on retirement of debt in the amount of $10,000 as a result of the transaction.

Note 3: Financial Statements

Management has elected to omit substantially all footnotes relating to the condensed financial statements of the Company included in the report. For a complete set of footnotes, reference is made to the Company's report on Form 10-KSB for the year ended March 31, 2001, as amended, as filed with the Securities and Exchange Commission and the audited financial statements included therein.

                                 PART I - ITEM 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References in this document to "us," "we," or "the Company" refer to XDOGS, Inc., its predecessor, and its subsidiary.

The following information should be read in conjunction with the consolidated condensed financial statements and the notes thereto included in Item 1 of this Quarterly Report, and our other filings made with the Securities and Exchange Commission.

RESULTS OF OPERATIONS

As of June 30, 2001, we had limited operations with minimal revenues. Due to general economic conditions and the ensuing downturn in e-commerce and internet-based businesses generally, we abandoned our prior business plan to exploit our exclusive distribution rights via the internet and re-focused our strategy and adopted a traditional wholesale to retail sales distribution model which we have been implementing since August, 2000.

We currently have no significant orders pending.

As of June 30, 2001, we had current assets of $17,349 and total assets of $67,970. As of June 30, 2001, we had current liabilities of $1,707,622.

For the three months ended June 30, 2001, we had $11,729 in revenues and $4,718 in cost of goods sold. We had a total net loss of $576,217, which was a net loss of $0.12 per share. This compares with $96,511 in revenues and $106,162 in cost of goods sold for the three months ended June 30, 2000 and a total net loss of $610,214, or a net loss of $0.06 per share.

Our plan for the fiscal year ended March 31, 2002 is to continue our development into a traditional wholesale to retail seller of specialty action sports hard goods and related apparel. While we anticipate generating some minimal revenues during the fiscal year ended March 31, 2002, we do not expect to be profitable during this period. We are also looking for a significant partner to either enter into a joint venture, merge into us or to acquire us. No material discussions have occurred to date.

LIQUIDITY AND CAPITAL RESOURCES

Our cash and cash equivalents were $-0- on June 30, 2001, compared to $158,016 on June 30, 2000. For the three months ended June 30, 2001, there was no net change to our cash.

During the three months ended June 30, 2001, we used $212,463 for general working capital. During the three months ended June 30, 2000, we used $12,305 in investing activities, which consisted of the purchase of equipment

Financing activities generated $212,463 from advances by shareholders and from the sale of common stock for the fiscal quarter ended June 30, 2001, as compared generating $437,683 from similar sources in the same period in 2000.

Since August 2000, we had been developing our business plan to reflect the changing environment of retail and wholesale sales. We intended to raise additional capital during fiscal year 2001, but were unable to locate additional funding. Our ability to continue operations is highly dependent upon our ability to obtain immediate additional financing, generate revenues from operations, and align ourself with a third party through a joint venture, merger or other extraordinary transaction, none of which can be guaranteed. Our current cash and cash equivalents are not sufficient to meet our business plan objectives. Unless additional funding is located, it is highly unlikely that we can continue to operate. Ultimately, our success is dependent upon our ability to generate revenues from operations and to achieve profitability which is dependent upon a number of factors including acceptance in the U.S. of European products and an increase in consumer spending for non-essential goods. There is no assurance that even with adequate financing, we will generate revenues and be profitable.


FORWARD-LOOKING STATEMENTS CONTAINED IN THIS FORM 10-QSB ARE MADE PURSUANT TO THE SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. ALL FORWARD-LOOKING STATEMENTS INVOLVE RISKS AND UNCERTAINTIES. CERTAIN IMPORTANT FACTORS COULD CAUSE RESULTS TO DIFFER MATERIALLY FROM THOSE ANTICIPATED BY SOME STATEMENTS MADE IN THIS FORM 10-QSB. AMONG THE FACTORS THAT COULD CAUSE RESULTS TO DIFFER MATERIALLY ARE THE FOLLOWING: LACK OF AVAILABILITY OF FINANCING; INABILITY TO CONTROL COSTS OR EXPENSES; AND LACK OF MARKET ACCEPTANCE OF THE COMPANY'S PRODUCTS; A SLOWING ECONOMY; INABILITY TO GENERATE REVENUES.


PART II - OTHER INFORMATION

ITEM 1.- LEGAL PROCEEDINGS

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

     Otherwise as of March 31, 2001, neither we, nor any of our officers or directors, in their capacities as such were the subject of any material, pending or threatened legal proceeding, and Management is not aware of any contemplated action against us or such officers or directors.

ITEM 2.- CHANGES IN SECURITIES.

     a. None

     b. None

     c. None

     d. None

ITEM 3.- DEFAULTS ON SENIOR SECURITIES. None

ITEM 4.- SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS. None

ITEM 5.- OTHER INFORMATION. None.

ITEM 6.- EXHIBITS AND REPORTS ON FORM 8-K.

     Exhibits - See attached Exhibit List.

     No reports on Form 8-K were filed during the fiscal quarter ended June 30, 2001.



                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.





     XDOGS, INC.


     Dated: November 13, 2001


     /s/ Kent Rodriguez
     ----------------------------------------------------
     Kent Rodriguez, President and Chief Executive Officer
     (Principal Executive Officer)

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   XDOGS, INC.
                          EXHIBIT INDEX TO FORM 10-QSB

                   For the fiscal quarter ended June 30, 2001
                         Commission File Number 1-12850


Exhibit     Description                                              Page Number
-------     -----------                                              -----------

3.1         Restated Articles of Incorporation (Incorporated by            *
            reference to Exhibit 3.1 to Registration Statement on
            Form SB-2, Registration No. 33-74240C).
3.2         Restated Bylaws (Incorporated by reference to Exhibit 3.2      *
            to Registration Statement on Form SB-2, Registration No.
            33-74240C).
3.3         Articles of Incorporation for the State of Nevada.             *
            (Incorporated by reference to Exhibit 2.2 to Form 10-KSB
            filed February 2000)
3.4         Articles of Merger for the Colorado Corporation and the        *
            Nevada Corporation (Incorporated by reference to Exhibit
            3.4 to Exhibit 3.4 to Form 10-KSB filed February 2000)
3.5         Bylaws of the Nevada Corporation (Incorporated by              *
            reference to Exhibit 3.5 to Form 10-KSB filed February
            2000)
4.1         Specimen of Common Stock (Incorporated by reference to         *
            Exhibit 4.1 to Registration Statement on Form SB-2,
            Registration No. 33-74240C).
10.1        Contract of Sale between Hannes Jacob and Allrounder Idea      *
            Realization, S.A. and Snow Runner (Properties) Inc. dated September 3, 1993 (Incorporated by reference to Exhibit
            10.1 to Registration Statement on Form SB-2, Registration
            No. 33-74240C).
10.2        License Agreement between Snow Runner (Properties) Inc.        *
            and Snow Runner (USA) Inc. effective September 3, 1993 (Incorporated by reference to Exhibit 10.10 to
            Registration Statement on Form SB-2, Registration No.
            33-74240C).
10.3        License Agreement between Hannes Jacob and Allrounder          *
            Realization SA and Snow Runner (USA) Inc. dated June 26,
            1992 (Incorporated by reference to Exhibit 10.11 to
            Registration Statement on Form SB-2, Registration No.
            33-74240C).
10.4        Amended and Restated Distribution Agreement between Snow       *
            Runner (USA) Inc. and DalBello Sport S.R.L. dated June
            26, 1992 (Incorporated by reference to Exhibit 10.12 to Registration Statement on Form SB-2, Registration No. 33-74240C). Registration No. 33-74240C).
10.5        Reorganization Agreement by and among Snow Runner (USA)        *
            Ltd., Snow Runner Holdings, Inc., Nigel Alexander,
            Steven Clarke and Harbour Settlement dated July 23, 1992 (Incorporated by reference to Exhibit 10.19 to
            Registration Statement on Form SB-2, Registration No.
            33-74240C).
10.6        Credit and Security Agreement dated June 30,1995 between       *
            the Company and Norwest Credit, Inc.
10.7        Revolving Note for $2,000,000 dated June 30, 1995 between      *
            the Company and Norwest Credit, Inc.
10.8        Patent and Trademark Security Agreement dated June 30,         *
            1995 between the Company and Norwest Credit, Inc.
10.9        Agreement with Berghaus Limited dated (Incorporated by         *
            reference to Exhibit 10.42 to Form 10-KSB filed February
            2000)
10.10       Agreement with Oxbow, S.A. dated January 24, 2000              *
            (Incorporated by reference to Exhibit 10.43 to Form 10-KSB filed July 13, 2000).
10.11       Agreement with Gaastra International Sportswear, B.V.          *
            (Incorporated by reference to Exhibit 10.43 to Form 10KSB
            filed July 13, 2000).
10.12       Incentive Compensation and Employment Agreement for Kent       *
            A. Rodriguez (Incorporated by reference to Exhibit 10.12 to Form 10-KSB/A filed August 20, 2001).

--------
* Incorporated by reference to a previously filed exhibit or report.