Form 10QSB
period 2001-09-30
XDOGS COM INC
filed 2001-11-27
CIK 918573

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the quarter ended September 30, 2001

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 7,554,242 shares of Common Stock, $.01 par value per share, outstanding as of September 30, 2001.

                                   XDOGS, INC.


                                                                            Page
                                                                            ----

PART I  FINANCIAL INFORMATION


Item 1. Financial Statements

Condensed balance sheet, September 30, 2001 (unaudited).......................3

Condensed statements of operations for the three months and six months ended September 30, 2001 and 2000 (unaudited)...........................4

Condensed statement of shareholders' deficit for the six months ended September 30, 2001(unaudited).....................................5

Condensed statements of cash flows for the six months
      ended September 30, 2001 and 2000 (unaudited)...........................6

Notes to condensed financial statements (unaudited)...........................7

PART I. Item 1. FINANCIAL INFORMATION
-------         ---------------------


                                   XDOGS, INC.

                             CONDENSED BALANCE SHEET

                                   (Unaudited)


                               September 30, 2001


Assets

Current assets:

      Accounts receivable, net of allowance.........................$     2,341
      Inventory, net of allowance...................................     12,553
                                                                    -----------

                                     Total current assets ..........     14,894



Property and equipment, net.........................................     48,099
Other assets........................................................        350
                                                                    -----------

                                                                    $    63,343
                                                                    ===========

Liabilities and Shareholder's Deficit

Current liabilities:
      Accounts payable and accrued liabilities..................... $   805,301
      Note Payable.................................................     200,000
      Indebtedness to shareholder..................................      14,433
      Notes payable, related party (Note 2)........................     627,363
      Litigation Liability.........................................      77,355
                                                                    -----------
                           Total current liabilities ..............   1,724,452
                                                                    ===========


Shareholder's deficit:

      Preferred stock
      Common stock.................................................      74,393
      Additional paidin capital....................................  10,307,059
      Accrued compensation.........................................   2,400,327
      Accumulated deficit.......................................... (14,442,888)
                                                                    -----------
               Total shareholder's deficit ........................  (1,661,109)
                                                                    -----------

                                                                    $    63,343
                                                                    ===========


           See accompanying notes to condensed financials statements



                                                    XDOGS, INC.

                                        CONDENSED STATEMENTS OF OPERATIONS

                                                    (Unaudited)



                                                            Three Months Ended             Six Months Ended
                                                               September 30,                 September 30,
                                                        -----------    -----------    -----------    -----------
                                                            2001           2000           2001           2000
                                                        -----------    -----------    -----------    -----------
Sales and revenues, net .............................   $     2,590    $     7,163    $    14,319    $   103,674
Cost of sales and revenues ..........................         1,295        108,154          6,013        214,317
                                                        -----------    -----------    -----------    -----------
                                         Gross profit         1,295       (100,991)         8,306       (110,643)


Operating expenses:

     General and administrative .....................       119,506        691,462        459,025      1,187,034
     Stock based compensation, related party (Note 2)          --             --           72,900           --
     Stock based compensation .......................        82,448      2,093,995        210,230      2,203,781
                                                        -----------    -----------    -----------    -----------
                             Total operating expenses       201,954      2,785,457        742,155      3,390,815
                                                        -----------    -----------    -----------    -----------
                                 Loss from operations      (200,659)    (2,886,448)      (733,849)    (3,501,458)
                                                        -----------    -----------    -----------    -----------


Interest expense ....................................       (26,731)       (30,870)       (59,758)       (30,870)
Interest income .....................................          --              863           --            5,071
                                                        -----------    -----------    -----------    -----------
                             Loss before income taxes      (227,390)    (2,916,455)      (793,607)    (3,527,257)


Provision for income taxes ..........................          --             --             --             --
                                                        -----------    -----------    -----------    -----------
                      Loss before extraordinary items      (227,390)    (2,916,455)      (793,607)    (3,527,257)


Extraordinary Items:

Gain on debt extinguishment .........................          --           39,811           --           39,811
loss from debt retirement ...........................          --           (3,076)          --           (3,076)
                                                        -----------    -----------    -----------    -----------


                                             Net loss   $  (227,390)   $(2,879,720)   $  (793,607)   $(3,490,522)
                                                        ===========    ===========    ===========    ===========

Net loss before extraordinary items .................   $     (0.03)         (1.17)         (0.14)   $     (1.57)
                                                        ===========    ===========    ===========    ===========

Basic and diluted loss per common share .............   $     (0$03)         (1.16)         (0.14)         (1.56)
                                                        ===========    ===========    ===========    ===========
Basic and diluted weighted average
     common shares outstanding ......................     6,511,742      2,493,845      5,718,409      2,239,814
                                                        ===========    ===========    ===========    ===========


                             See accompanying notes to condensed financials statements

                                                         4



                                              XDOGS, INC.

                             CONDENSED STATEMENT OF SHAREHOLDERS' DEFICIT

                                              (unaudited)

                                April 1, 2001 through September 30, 2001



                                                  Preferred Stock                Common Stock
                                            ---------------------------   ---------------------------
                                               Shares         Amount         Shares        Par Value
                                            ------------   ------------   ------------   ------------
Balance, April 1, 2001 ................             --     $       --        4,131,742   $     41,318
Sale of common stock ..................             --             --        1,005,000         10,050
Common stock subscription .............             --             --             --             --
Common stock issued for subscription ..             --             --          555,000          5,550
Common stock issued for debt ..........             --             --        1,205,000         12,050
Common stock issued for
   services, related party (Note 2) ...             --             --          105,000          1,050
Common stock issued for services ......             --             --          447,500          4,475
Common stock retired ..................             --             --          (10,000)          (100)
Net loss for the six months ended
   September 30, 2001 .................             --             --             --             --
                                            ------------   ------------   ------------   ------------
            Balance, September 30, 2001             --     $       --        7,439,242   $     74,393
                                            ============   ============   ============   ============


                      See accompanying notes to condensed financials statements

                                                   5



                                                      XDOGS, INC.

                                     CONDENSED STATEMENT OF SHAREHOLDERS' DEFICIT

                                                      (unaudited)

                                        April 1, 2001 through September 30, 2001
                                                      (Continued)


                                           Additional                    Common Stock
                                            Paid-in        Deferred      Paid For, But    Accumulated
                                            Capital       Compensation    Not Issued        Deficit          Total
                                          ------------    ------------   ------------    ------------    ------------
Balance, April 1, 2001 ................   $  9,442,478    $  2,400,327   $    159,839    $(13,649,281)   $ (1,605,319)
Sale of common stock ..................        203,950            --             --              --           214,000
Common stock subscription .............           --              --           42,463            --            42,463
Common stock issued for subscription ..        258,200            --         (202,302)           --            61,448
Common stock issued for debt ..........        200,731            --             --              --           212,781
Common stock issued for
   services, related party (Note 2) ...         71,850            --             --              --            72,900
Common stock issued for services ......        139,750            --             --              --           144,225
Common stock retired ..................         (9,900)           --             --              --           (10,000)
Net loss for the six months ended
   September 30, 2001 .................           --              --             --          (793,607)       (793,607)
                                          ------------    ------------   ------------    ------------    ------------
            Balance, September 30, 2001   $ 10,307,059    $  2,400,327   $       --      $(14,442,888)   $ (1,661,109)
                                          ============    ============   ============    ============    ============


                              See accompanying notes to condensed financials statements

                                                      5 (Con't)



                                                 XDOGS, INC.

                                      CONDENSED STATEMENTS OF CASH FLOWS

                                                 (Unaudited)


                                                                                Six Months Ended
                                                                                   September 30,
                                                                          -------------------------------
                                                                              2001               2000
                                                                          ------------       ------------

Cash flows from operating activities:

                                  Net cash used in operating activities   $   (214,000)      $   (764,473)
                                                                          ------------       ------------

Cash flows from investing activities:

      Equipment purchases .............................................           --              (13,847)
                                                                          ------------       ------------

                                  Net cash used in investing activities           --              (13,847)
                                                                          ------------       ------------

Cash flows from financing activities:

      Advance from officer/shareholder ................................           --              350,010
      Proceeds from sale of common stock ..............................        214,000            150,869
                                                                          ============       ============
                              Net cash provided by financing activities        214,000            500,879
                                                                          ============       ============


Net change in cash ....................................................           --             (277,441)
Cash, beginning of period .............................................           --              282,795
                                                                          ------------       ------------

                                                    Cash, end of period   $       --         $      5,354
                                                                          ============       ============

Supplemental disclosure of cash flow information:

      Cash paid during the period for:
          Interest ....................................................   $       --         $       --
                                                                          ============       ============
          Income taxes ................................................   $       --         $       --
                                                                          ============       ============


                        See accompanying notes to condensed financials statements

                                                     6

                                   XDOGS, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)


Note 1:  Unaudited Financial Information

The unaudited condensed financial statements presented herein have been prepared by the Company in accordance with the accounting policies in its annual Form 10-KSB report dated March 31, 2001 and should be read in conjunction with the notes thereto.

In the opinion of management, all adjustments (consisting only of normal recurring adjustments) which are necessary to provide a fair presentation of operating results for the interim periods presented have been made. The results of operations for the six months period ended September 30, 2001 are not necessarily indicative of the results to be expected for the fiscal year ending March 31, 2002.

Note 2.  Related Party Transactions

During the three months ended June 30, 2001, the Company issued 105,000 shares of its common stock to two officers and three directors of the Company for compensation for services provided. The value of the services provided is based on the value of the common stock issued. The Company valued the common stock issued at $72,900 based on the contemporaneous sales of stock to unrelated third parties.

In addition, the Company issued 240,000 shares to Rock Cliff Development, an affiliate controlled by a director of the Company, to retire $25,000 of a $100,000 outstanding note payable. The Company valued the stock issued at $25,000, the amount of debt retired.

During the three months ended September 30, 2001, the Company issued an additional 860,000 shares to Rock Cliff Development, to retire the remaining $75,000 note payable and associated accrued interest payable in the amount of $16,638. The Company valued the stock issued at $91,638, the amount of debt and interest payable retired.

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

RESULTS OF OPERATIONS

As of September 30, 2001, we had limited operations with minimal revenues. Due to general economic conditions and the ensuing downturn in e-commerce and internet-based businesses generally, we abandoned our prior business plan to exploit our exclusive distribution rights via the internet and re-focused our strategy and adopted a traditional wholesale to retail sales distribution model which we have been implementing since August, 2000.

As of September 30, 2001, we had current assets of $14,894 and total assets of $63,343.

As of September 30, 2001, we had current liabilities of $1,724,452. For the three months ended September 30, 2001, we had $2,590 in revenues and $1,295 in cost of goods sold. We had a total net loss of $227,390, which was a net loss of $0.03 per share. This compares with $7,163 in revenues and $108,154 in cost of goods sold for the three months ended September 30, 2000 and a total net loss of $2,879,720, or a net loss of $1.16 per share.

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

LIQUIDITY AND CAPITAL RESOURCES

Our cash and cash equivalents were $-0- on September 30, 2001, compared to $5,354 on September 30, 2000. For the three months ended September 30, 2001, there was no net change to our cash. During the six months ended September 30, 2001, we used $214,000 for general working capital. During the six months ended September 30, 2000, we used $764,473 in investing activities, which consisted of the purchase of equipment. Financing activities generated $214,000 from advances by shareholders and from the sale of common stock for the six months ended June 30, 2001, as compared generating $500,879 from similar sources in the same period in 2000.

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

On or about March 14, 2000, the Company's former adviser consultant, Stephen Carlson, loaned the Company $100,000. We executed a note in favor of Mr.Carlson which required payment in full on December 31, 2000. We are in default and Mr. Carlson on March 9, 2001, initiated a legal action against us in the District Court of Hennepin County to collect the loan. The parties have reached a negotiated settlement. We also granted to Mr. Carlson options to purchase 60,000 shares of Common Stock, all of which are not-in-the money and issued Mr. Carlson 120,000 shares of Common stock in October 2000 for past, present and future services.

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

ITEM 3.- DEFAULTS ON SENIOR SECURITIES. None

ITEM 4.- SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS. None

ITEM 5.- OTHER INFORMATION. None.

ITEM 6.- EXHIBITS AND REPORTS ON FORM 8-K.

     Exhibits - See attached Exhibit List.

     No reports on Form 8-K were filed during the fiscal quarter ended September 30, 2001.



                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.





     XDOGS, INC.


     Dated: November 26, 2001


     /s/ Kent Rodriguez
     ----------------------------------------------------
     Kent Rodriguez, President and Chief Executive Officer
     (Principal Executive Officer)

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   XDOGS, INC.
                          EXHIBIT INDEX TO FORM 10-QSB

                 For the fiscal quarter ended September 30, 2001
                         Commission File Number 1-12850


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