Form 10QSB
period 2001-12-31
XDOGS COM INC
filed 2002-02-19
CIK 918573

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the quarter ended December 31, 2001

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 14,047,306 shares of Common Stock, $.01 par value per share, outstanding as of February 19, 2002.

                                   XDOGS, INC.

                                                                           Page
                                                                           ----

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed balance sheet, December 31, 2001 (unaudited).......................3

Condensed statements of operations for the three months and nine months ended December 31, 2001 and 2000 (unaudited)...........................4

Condensed statement of shareholders' deficit for the nine months ended December 31, 2001(unaudited).....................................5

Condensed statements of cash flows for the nine months
      ended December 31, 2001 and 2000 (unaudited)...........................6

Notes to condensed financial statements (unaudited)..........................7

PART I. Item 1. FINANCIAL INFORMATION
-------        ----------------------

                                   XDOGS, INC.
                             CONDENSED BALANCE SHEET
                                   (Unaudited)

                               December 31, 2001

Assets
Property and equipment, net ....................................         45,579
Other assets ...................................................            350
                                                                   ------------

                                                                   $     45,929
                                                                   ============

Liabilities and Shareholder's Deficit
Current liabilities:
      Accounts payable and accrued liabilities .................   $    789,738
      Note Payable .............................................        210,000
      Indebtedness to shareholder ..............................         14,433
      Notes payable, related party (Note 2) ....................        617,000
      Litigation Liability .....................................         77,355
                                                                   ------------
                                    Total current liabilities ..      1,708,526
                                                                   ------------

Shareholder's deficit:
      Preferred stock ..........................................           --
      Common stock .............................................         89,730
      Additional paid-in capital ...............................     10,424,014
      Deferred compensation .....................................     2,400,327
      Accumulated deficit ......................................    (14,576,668)
                                                                   ------------
                                    Total shareholder's deficit      (1,662,597)
                                                                   ------------

                                                                   $     45,929
                                                                   ============

            See accompanying notes to condensed financial statements


                                                               XDOGS, INC.
                                                  CONDENSED STATEMENTS OF OPERATIONS
                                                               (Unaudited)


                                                                              Three Months Ended              Nine Months Ended
                                                                                  December 31,                   December 31,
                                                                           --------------------------    --------------------------
                                                                              2001           2000            2001          2000
                                                                           -----------    -----------    -----------    -----------
Sales and revenues, net ................................................   $    36,610    $    36,870    $    50,929    $   140,543
Cost of sales and revenues .............................................        12,553         17,984         18,566        232,301
                                                                           -----------    -----------    -----------    -----------
                                                      Gross profit .....        24,057         18,886         32,363        (91,758)

Operating expenses:
      General and administrative .......................................       100,538        305,154        559,563      1,604,973
      Stock based compensation, related party (Note 2) .................          --             --           72,900           --
      Stock based compensation .........................................        32,653        841,499        242,883      2,935,494
                                                                           -----------    -----------    -----------    -----------
                                          Total operating expenses .....       133,191      1,146,653        875,346      4,540,467
                                                                           -----------    -----------    -----------    -----------
                                              Loss from operations .....      (109,134)    (1,127,767)      (842,983)    (4,632,225)
                                                                           -----------    -----------    -----------    -----------

Interest expense .......................................................       (24,646)       (28,488)       (84,404)       (59,358)
Miscellaneous income ...................................................          --               11           --            1,150
Interest income ........................................................          --            1,150           --            5,082
                                                                           -----------    -----------    -----------    -----------
                                          Loss before income taxes .....      (133,780)    (1,155,094)      (927,387)    (4,685,351)

Provision for income taxes .............................................          --             --             --             --
                                                                           -----------    -----------    -----------    -----------
                                   Loss before extraordinary items .....      (133,780)    (1,155,094)      (927,387)    (4,685,351)

Extraordinary Items:
Gain on debt extinguishment ............................................          --             --             --           39,811
Loss from debt retirement ..............................................          --             --             --           (3,076)
                                                                           -----------    -----------    -----------    -----------

                                                          Net loss .....   $  (133,780)   $(1,155,094)   $  (927,387)   $(4,648,616)
                                                                           ===========    ===========    ===========    ===========

Net loss before extraordinary items ....................................   $     (0.02)   $     (0.33)   $     (0.14)   $     (1.80)
                                                                           ===========    ===========    ===========    ===========
Basic and diluted loss per common share ................................   $     (0.02)   $     (0.33)   $     (0.14)   $     (1.79)
                                                                           ===========    ===========    ===========    ===========
Basic and diluted weighted average
      common shares outstanding ........................................     8,206,143      3,517,964      6,767,376      2,605,985
                                                                           ===========    ===========    ===========    ===========


                                     See accompanying notes to condensed financial statements




                                                          XDOGS, INC.
                                             CONDENSED STATEMENT OF SHAREHOLDERS' DEFICIT
                                                           (unaudited)
                                              April 1, 2001 through December 31, 2001


                       Preferred Stock        Common Stock         Additional                Common Stock
                      -----------------   ----------------------    Paid-in       Accrued    Paid For, But  Accumulated
                       Shares    Amount     Shares     Par Value     Capital    Compensation  Not Issued     Deficit         Total
                      -------------------------------------------------------------------------------------------------------------


Balance, April 1, 2001   --     $  --    4,131,742  $  41,318    $  9,442,478  $  2,400,327  $  159,839 $ (13,649,281) $ (1,605,319)

Sale of common stock     --        --    2,560,000     25,600         555,150          --      (159,839)         --         417,911

Common stock issued
  in exchange
  for debt               --        --    1,205,000     12,050         179,458          --          --            --         191,508

Common stock issued
 for services,
 related party
 (Note 2)                --        --      105,000      1,050          71,850          --          --            --          72,900

Common stock issued
  for services           --        --      983,153      9,831         187,959          --          --            --         197,790

Common stock returned
  and retired            --        --      (11,852)      (119)         (9,881)         --            --          --         (10,000)

Net loss for the
  nine months ended
  December 31, 2001      --        --         --         --              --            --          --        (927,387)     (927,387)
                       ------   -------  --------- ----------    ------------  ------------  ----------  ------------  ------------

    Balance,
    December 31, 2001    --     $  --    8,973,043  $  89,730    $ 10,424,014  $  2,400,327  $     --    $(14,576,668) $ (1,662,597)
                       ======   =======  =========  =========    ============  ============  ==========  ============  ============



                                  See accompanying notes to condensed financial statements







                                                     XDOGS, INC.
                                           CONDENSED STATEMENTS OF CASH FLOWS
                                                     (Unaudited)

                                                                                                             Nine Months Ended
                                                                                                                December 31,
                                                                                                       ----------------------------
                                                                                                          2001               2000
                                                                                                       ----------         ---------
Cash flows from operating activities:
                                  Net cash used in operating activities ......................         $ (110,000)        $(982,827)
                                                                                                       ----------         ---------
Cash flows from investing activities:
      Equipment purchases ....................................................................               --             (13,847)
                                                                                                       ----------         ---------
                                  Net cash used in investing activities ......................               --             (13,847)
                                                                                                       ----------         ---------


Cash flows from financing activities:
      Advance from officer/shareholder .......................................................               --             426,000
      Proceeds from note payable .............................................................             10,000              --
      Proceeds from sale of common stock .....................................................            100,000           290,720
                                                                                                       ----------         ---------
                              Net cash provided by financing activities ......................            110,000           716,720
                                                                                                       ----------         ---------

Net change in cash ...........................................................................               --            (279,954)
Cash, beginning of period ....................................................................               --             282,795
                                                                                                       ----------         ---------

                                                    Cash, end of period ......................         $     --           $   2,841
                                                                                                       ==========         =========

Supplemental disclosure of cash flow information:
      Cash paid during the period for:
         Interest ............................................................................         $     --           $    --
                                                                                                       ==========         =========
         Income taxes ........................................................................         $     --           $    --
                                                                                                       ==========         =========

                                    See accompanying notes to condensed financial statements





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

In the opinion of management, all adjustments (consisting only of normal recurring adjustments) which are necessary to provide a fair presentation of operating results for the interim periods presented have been made. The results of operations for the nine months period ended December 31, 2001 are not necessarily indicative of the results to be expected for the fiscal year ending March 31, 2002.

Note 2. Related Party Transactions

During the three months ended June 30, 2001, the Company issued 105,000 shares of its common stock to two officers and three directors of the Company as compensation for services provided. The value of the transaction provided is based on the fair value of the common stock issued. The Company valued the common stock issued at $72,900 based on the contemporaneous sales of stock to unrelated third parties.

In addition, the Company issued 240,000 shares of its common stock to Rock Cliff Development, an affiliate, controlled by a director of the Company, to retire $24,000 of a $100,000 outstanding note payable. The Company valued the stock issued at $24,000, the amount of debt retired.

During the three months ended September 30, 2001, the Company issued an additional 860,000 shares to Rock Cliff Development, to retire the remaining $76,000 note payable and associated accrued interest payable in the amount of $16,638. The Company valued the stock issued at $92,638, the amount of debt and interest payable retired. The $100,000 note payable to Rock Cliff Development and the associated interest were paid in full as of September 30, 2001.

During the three months ended December 31, 2001, the Company reserved, under its 2001 Compensation Plan, 115,000 shares of common stock for issuance to directors and employees of the Company in consideration for services performed. The shares of common stock were subsequently issued in January 2002.

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

RESULTS OF OPERATIONS

As of December 31, 2001, we had limited operations with minimal revenues. Due to general economic conditions and the ensuing downturn in e-commerce and internet-based businesses generally, we abandoned our prior business plan to exploit our exclusive distribution rights via the internet and re-focused our strategy and adopted a traditional wholesale to retail sales distribution model which we have been implementing since August, 2000.

As of December 31, 2001, we had current assets of $-0- and total assets of $45,929.

As of December 31, 2001, we had current liabilities of $1,708,526. For the three months ended December 31, 2001, we had $36,610 in revenues and $12,553 in cost of goods sold. We had a total net loss of $133,780, which was a net loss of $0.02 per share. This compares with $36,870 in revenues and $17,984 in cost of goods sold for the three months ended December 31, 2000 and a total net loss of $1,155,094, or a net loss of $.33 per share.

Our plan for the fiscal year ended March 31, 2002 is to continue our development as a traditional wholesale to retail seller of specialty action sports hard goods and related apparel. While we anticipate generating some minimal revenues during the fiscal year ended March 31, 2002, we do not expect to be profitable during this period. We are also looking for a significant partner to either enter into a joint venture, merge into us or to acquire us. No material discussions have occurred to date.

LIQUIDITY AND CAPITAL RESOURCES

Our cash and cash equivalents were $-0- on December 31, 2001, compared to $2,841 on December 31, 2000. For the three months ended December 31, 2001, there was no net change to our cash. During the nine months ended December 31, 2001, we used $110,000 for general working capital and $-0- for investing activities, compared to $982,827 and $13,847, respectively, for the nine months ended 2000.

For the nine months ended December 31, 2001, financing activities generated $110,000, $100,000 of which was from the sale of common stock, compared to $716,720 for the same period in 2000, of which $290,720 was from the sale of common stock and $426,000 was advanced by an affiliate.

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

FORWARD-LOOKING STATEMENTS CONTAINED IN THIS FORM 10-QSB ARE MADE PURSUANT TO THE SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. ALL FORWARD-LOOKING STATEMENTS INVOLVE RISKS AND UNCERTAINTIES. CERTAIN IMPORTANT FACTORS COULD CAUSE RESULTS TO DIFFER MATERIALLY FROM THOSE ANTICIPATED BY SOME STATEMENTS MADE IN THIS FORM 10-QSB. AMONG THE FACTORS THAT COULD CAUSE RESULTS TO DIFFER MATERIALLY ARE THE FOLLOWING: LACK OF AVAILABILITY OF FINANCING; INABILITY TO CONTROL COSTS OR EXPENSES; LACK OF MARKET ACCEPTANCE OF THE COMPANY'S PRODUCTS; A STAGNATE OR SLOWING ECONOMY; AND INABILITY TO GENERATE REVENUES.

PART II - OTHER INFORMATION

ITEM 1.- LEGAL PROCEEDINGS

Mr. Henry Furst filed a complaint against us in the U.S. District Court for the District of Minnesota, alleging that the Company breached its contractual obligations to him and seeking $144,000 in damages. The parties subsequently negotiated a settlement whereby the Company agreed to pay Mr. Furst $94,000 in installments and executed a confession of judgment in favor of Mr. Furst for that amount. The Company has failed to pay Mr. Furst in accordance with the settlement agreement. Approximately $20,000 of the confession of judgment has been executed upon.

Millennium Holdings Group, Inc. filed a complaint against us in the State Court of Palm Beach County, Florida alleging breach of contract, slander and lost opportunity damages arising out of a contract dispute. This case was recently dismissed with prejudice.

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

ITEM 2.- CHANGES IN SECURITIES.

     a. None

     b. None

     c. The Company issued an aggregate of 1,000,000 shares of common stock at $.10 per share to four accredited investors for total proceeds of $100,000. In issuing these securities, the Company relied upon the exemption from registration under Section 4(2) of the Securities Act of 1933 and Regulation D.

     d. None

ITEM 3.- DEFAULTS ON SENIOR SECURITIES. None

ITEM 4.- SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS. None

ITEM 5.- OTHER INFORMATION. None.

ITEM 6.- EXHIBITS AND REPORTS ON FORM 8-K.

     Exhibits - See attached Exhibit List.

     No reports on Form 8-K were filed during the fiscal quarter ended December 31, 2001.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.





     XDOGS, INC.


     Dated: February 19, 2002


     /s/ Kent Rodriguez
     ----------------------------------------------------
     Kent Rodriguez, President and Chief Executive Officer
     (Principal Executive Officer)

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   XDOGS, INC.
                          EXHIBIT INDEX TO FORM 10-QSB

                 For the fiscal quarter ended December 31, 2001
                         Commission File Number 1-12850

Exhibit     Description                                              Page Number
-------     -----------                                              -----------

3.1         Restated Articles of Incorporation (Incorporated by            *
            reference to Exhibit 3.1 to Registration Statement on
            Form SB-2, Registration No. 33-74240C).
3.2         Restated Bylaws (Incorporated by reference to Exhibit 3.2      *
            to Registration Statement on Form SB-2, Registration No.
            33-74240C).
3.3         Articles of Incorporation for the State of Nevada.             *
            (Incorporated by reference to Exhibit 2.2 to Form 10-KSB
            filed February 2000)
3.4         Articles of Merger for the Colorado Corporation and the        *
            Nevada Corporation (Incorporated by reference to Exhibit
            3.4 to Exhibit 3.4 to Form 10-KSB filed February 2000)
3.5         Bylaws of the Nevada Corporation (Incorporated by              *
            reference to Exhibit 3.5 to Form 10-KSB filed February
            2000)
4.1         Specimen of Common Stock (Incorporated by reference to         *
            Exhibit 4.1 to Registration Statement on Form SB-2,
            Registration No. 33-74240C).
10.1        Contract of Sale between Hannes Jacob and Allrounder Idea      *
            Realization, S.A. and Snow Runner (Properties) Inc. dated September 3, 1993 (Incorporated by reference to Exhibit
            10.1 to Registration Statement on Form SB-2, Registration
            No. 33-74240C).
10.2        License Agreement between Snow Runner (Properties) Inc.        *
            and Snow Runner (USA) Inc. effective September 3, 1993 (Incorporated by reference to Exhibit 10.10 to
            Registration Statement on Form SB-2, Registration No.
            33-74240C).
10.3        License Agreement between Hannes Jacob and Allrounder          *
            Realization SA and Snow Runner (USA) Inc. dated June 26,
            1992 (Incorporated by reference to Exhibit 10.11 to
            Registration Statement on Form SB-2, Registration No.
            33-74240C).
10.4        Amended and Restated Distribution Agreement between Snow       *
            Runner (USA) Inc. and DalBello Sport S.R.L. dated June
            26, 1992 (Incorporated by reference to Exhibit 10.12 to Registration Statement on Form SB-2, Registration No. 33-74240C). Registration No. 33-74240C).
10.5        Reorganization Agreement by and among Snow Runner (USA)        *
            Ltd., Snow Runner Holdings, Inc., Nigel Alexander,
            Steven Clarke and Harbour Settlement dated July 23, 1992 (Incorporated by reference to Exhibit 10.19 to
            Registration Statement on Form SB-2, Registration No.
            33-74240C).
10.6        Credit and Security Agreement dated June 30,1995 between       *
            the Company and Norwest Credit, Inc.
10.7        Revolving Note for $2,000,000 dated June 30, 1995 between      *
            the Company and Norwest Credit, Inc.
10.8        Patent and Trademark Security Agreement dated June 30,         *
            1995 between the Company and Norwest Credit, Inc.
10.9        Agreement with Berghaus Limited dated (Incorporated by         *
            reference to Exhibit 10.42 to Form 10-KSB filed February
            2000)
10.10       Agreement with Oxbow, S.A. dated January 24, 2000              *
            (Incorporated by reference to Exhibit 10.43 to Form 10-KSB filed July 13, 2000).
10.11       Agreement with Gaastra International Sportswear, B.V.          *
            (Incorporated by reference to Exhibit 10.43 to Form 10KSB
            filed July 13, 2000).
10.12       Incentive Compensation and Employment Agreement for Kent       *
            A. Rodriguez (Incorporated by reference to Exhibit 10.12 to Form 10-KSB/A filed August 20, 2001).
10.13       2001 Compensation Plan (Incorporated by reference to           *
            Exhibit 10.1 to Form S-8 filed January 14, 2002).

--------
* Incorporated by reference to a previously filed exhibit or report.