Form 10QSB/A
period 2001-12-21
XDOGS COM INC
filed 2002-04-11
CIK 918573

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB/A

       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                     For the quarter ended December 31, 2001

                         Commission File Number 1-12850


                                   XDOGS, INC.
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)


             Nevada                                           84-1168832
             ------                                           ----------
 (State or other jurisdiction of                           (I.R.S. Employer
  incorporation or organization)                         Identification Number)


                        126 North Third Street, Suite 407
                          Minneapolis, Minnesota 55401
           ----------------------------------------------------------
          (Address of principal executive offices, including zip code)


                                 (612) 359-9020
                                 --------------
              (Registrant's Telephone Number, Including Area Code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such requirements for the past 90 days.

                                 YES [X] NO [ ]

The sole purpose of this Amendment to our 10-QSB for the quarter ended December 31, 2001 is to correct on our cover page the number of shares outstanding as of February 19, 2002, as follows:

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: 10,278,043 shares of Common Stock, $.01 par value per share, outstanding as of February 19, 2002.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                            XDOGS, INC.
                                           (Name of Registrant)

Date:    April 9, 2002                   By: /s/ Kent A. Rodriguez
         ----------------                   -------------------------
                                                 Kent A. Rodriguez, President
                                                 and Chief Executive Officer