Form 10KSB
period 2002-03-31
XDOGS COM INC
filed 2002-07-12
CIK 918573

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended March 31, 2002 Commission file number 1-12850

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [x]

The issuer's revenues for its most recent fiscal year were $48,898

The aggregate market value of the Company's common stock held by non-affiliates of the Company on July 10, 2002 was approximately $624,003 computed by reference to the average of the closing bid and ask prices as quoted on that date.

Check whether the Company has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act after the
distribution of securities under a plan confirmed by a court. Yes   X   No
                                                                  -----    -----

The Company has one class of equity securities outstanding: Common Stock, $.01 par value per share (the "Common Stock"). On June 30, 2002, there were 11,363,043 shares outstanding. As of June 30, 1998, the date of our reorganization in Bankruptcy, our common shares were subject to a 54 for 1 reverse split. As of August 23, 2000, our common shares were further subject to a 5 for 1 reverse split. All references to our shares in this Form 10-KSB include the effect of these reverse splits of our common stock. The Company is also authorized to issue 1,000,000 shares of Preferred Stock, par value $.10 per share, of which 100 shares are Class A Convertible Preferred Stock we have agreed to issue. See "Item 5 Market for the Company's Common Equity and Related Stockholder Matters."

                                   XDOGS, INC.

           FORM 10-KSB ANNUAL REPORT FOR THE YEAR ENDED MARCH 31, 2002

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----

PART I
          ITEM 1.  BUSINESS                                                  1
          ITEM 2.  PROPERTIES                                                3
          ITEM 3.  LEGAL PROCEEDINGS                                         3
          ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF
                   SECURITY HOLDERS                                          4

PART II
          ITEM 5.  MARKET FOR THE COMPANY'S COMMON EQUITY
                   AND RELATED STOCKHOLDER MATTERS                           4
          ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS             7
          ITEM 7.  FINANCIAL STATEMENTS                                     10
          ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                   ON ACCOUNTING AND FINANCIAL DISCLOSURE                   10

PART III
          ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND
                   CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A)
                   OF THE EXCHANGE ACT                                      12
          ITEM 10. EXECUTIVE COMPENSATION                                   13
          ITEM 11. SECURITY OWNERSHIP OF CERTAIN
                   BENEFICIAL OWNERS AND MANAGEMENT                         16
          ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS           17
          ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K                         17

SIGNATURES                                                                  18

FINANCIAL STATEMENTS                                                       F-1



References in this document to "us," "we," "the Registrant" or "the Company" refer to XDOGS, Inc., and its predecessors.

This report contains "forward-looking" statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are based on certain assumptions and describe future plans, strategies and expectations of the Company. They are generally identifiable by use of the words "believe", "expect", "intend", "anticipate", "estimate", "project" or similar expressions. These statements are not guarantees of future performance, events or results and involve potential risks and uncertainties. Accordingly, actual performance, events or results may differ materially from such forward-looking statements. We undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

Factors that could cause actual results to differ materially from current expectations include, but are not limited to, changes in general economic conditions, changes in interest rates, legislative and regulatory changes, the unavailability of equity and debt financing, unanticipated costs associated with our potential acquisitions, expanding a new line of business, ability to meet competition, loss of existing key personnel, ability to hire and retain future personnel, our failure to manage our growth effectively and the other risks identified in this filing or other reports of the Company filed with the U.S. Securities and Exchange Commission. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Further information concerning us and our business, including additional factors that could materially affect our financial results, is included in our other filings with the U.S. Securities and Exchange Commission.

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

INTRODUCTION

Limited Operations

We currently have limited operations with no significant revenues and have generated a loss in each year of our operations. Previously, we were the exclusive North America distributors of high-end European outdoor apparel and equipment for the outdoor enthusiast. We sought to build and market our exclusive distribution rights and these products initially through the internet and then later through a traditional wholesale to retail business model. We have not been successful.

Due to general economic conditions and the ensuing downturn in e-commerce and internet-based businesses generally, we abandoned our prior business plan to exploit our exclusive distribution rights via the internet and re-focused our strategy and adopted a traditional wholesale to retail sales distribution model which we have been implementing since August, 2000. However, this has provided no substantial operations or revenues to date and we do not anticipate that it will. Due to the lack of revenues, we no longer maintain any exclusive distribution arrangements. We continue to sell on a non-exclusive and very limited basis certain European brand outdoor apparel through a traditional wholesale to retail distribution model. However, because we have been operating at significant losses, retail distribution of high-end European outdoor apparel and equipment will no longer be our focus or emphasis.

In our current form, we expect to continue to generate significant losses and without additional funding through private placements of our common stock, which cannot be guaranteed, it is highly unlikely that we can continue to operate. As a result, we have been focusing on a plan of operation entailing a strategic acquisition or acquisitions to enhance shareholder value.

Acquisition Strategy

On June 18, 2002, we filed a Form 8-K disclosing that on June 11, 2002, we signed a non-binding letter of intent to acquire bigTime sports apparel, inc., an Oklahoma corporation ("bigTime") which sells sports and athletic apparel under its brand "bigTime" to the collegiate market. bigTime designs, manufactures and sells a variety of quality athletic apparel for coaches and athletes including shirts, jerseys, pullovers sweaters and jackets, shorts, pants, coach's polos, hats, caps and gear. bigTime apparel is manufactured in authentic team colors with the finest materials using what we believe is superior construction methods for rugged athletic competition. bigTime's catalog is available for viewing at www.bigtimesports.com.

We believe that the combined retails sales and marketing experience of bigTime's President, Thomas Lawson, and our President, Kent Rodriguez, will create value to our company and our shareholders. In June 2002, Mr. Lawson was elected to our Board of Directors. In connection with Mr. Lawson serving as a director and providing consulting services to us during the interim period until closing, we issued to him 100,000 shares of our Common Stock, value at $.11 per share.

We intend to issue 14,000,000 shares of our Common Stock for either all of the outstanding capital stock of bigTime or all of its assets necessary and useful in its operations, as determined by us. The proposed acquisition is subject to completion of due diligence review by us, negotiation and execution of a definitive transaction agreement, a determination by our independent accountants that bigTime's financial statements are auditable for SEC financial reporting compliance purposes, and approvals of the respective boards of directors of each company and the shareholders of bigTime. Additionally, although we may issue convertible preferred stock immediately, ultimately, we will need to increase our authorized shares common stock.

The parties intend to execute a definitive transaction agreement prior to December 5, 2002. bigTime is subject to a no-shop agreement until no later than September 5, 2002.

If the acquisition is closed as anticipated, bigTime's operations will constitute our core business. It is anticipated that the acquisition will result in the current shareholders of bigTime owning a significant block of our outstanding securities.

There can be no assurance that we will consummate a transaction with bigTime, or if consummated, that the combined operations will be successful or profitable.

We also are exploring and evaluating the feasibility of other acquisition candidates in addition to bigTime. Although we have identified two possible candidates, we have not yet completed our preliminary due diligence and as a result, we have not entered into other letters of intent and there can be no assurance that we will. There can be no assurance that any acquisition candidate will be acquired, or if acquired that the combined operations will be successful or profitable.

We plan to raise additional capital during the coming fiscal year, but currently have not located additional funding. Our ability to continue operations is highly dependent upon our ability to obtain immediate additional financing, or generate revenues from a combined operation with bigTime or another acquisition candidate, none of which can be guaranteed. Unless additional funding is located, it is highly unlikely that we can continue to operate. Ultimately, our success is dependent upon our ability to generate revenues from a combined operation with one of our acquisition candidates and to achieve profitability which is dependent upon a number of factors, including general economic conditions and the sustained profitability of the operations of these candidates. There is no assurance that even with adequate financing or combined operations, we will generate revenues and be profitable.

We are restructuring our debt obligation to our President, Kent Rodriquez, primarily through the issuances of Series A Preferred Stock. See "Item 5 Market for the Company's Common Equity and Related Stockholder Matters".

Finally, we continue to reduce operating expenses where possible.

Following our Chapter 11 bankruptcy reorganization finalized on September 10, 1998, and discussed in more detail below, we had limited operations and as of March 31, 2002 we still should be considered to have limited operations and to be under capitalized.

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

Following our bankruptcy, we obtained the exclusive North American rights to distribute high-end European outdoor apparel and equipment. We first intended to exploit these rights over the Internet under the name XDOGS.com, Inc. However, due to the general economic conditions and the ensuing downturn in e-commerce and internet-based businesses generally, we abandoned this approach to preserve our core assets and in August 2000 adopted a more traditional strategy under our new name XDOGS, Inc. In our current form, we expect to continue to generate significant losses and without additional funding through private placements of our common stock, which cannot be guaranteed, it is highly unlikely that we can continue to operate. As a result, we have been focusing on a plan of operation entailing a strategic acquisition or acquisitions to enhance shareholder value as indicated above.

PATENTS, TRADEMARKS, AND PROPRIETARY RIGHTS

We have common law rights to the marks "XDOGS" and "LIFE WITHOUT LIMITS". These marks are the marks we are currently exploiting. While we are not aware of any conflicting trademark rights owned by other parties, no assurance can be given that no such rights exist.

ENVIRONMENTAL MATTERS

During the last three fiscal years, compliance with environmental laws and regulations did not have a specific impact on the Company's operations. The Company does not anticipate that it will incur any material capital expenditures for environmental control facilities for environmental facilities during the next fiscal year.

EMPLOYEES

As of March 31, 2002, we had one full time employee consisting of our President. Prior thereto and during fiscal 2002, we had one other full time and three part time employees.

RESEARCH AND DEVELOPMENT

During the last three fiscal years, we did not incur research and development expenses.

ITEM 2. PROPERTIES

Our corporate office is located at 126 North Third Street, Suite 407, Minneapolis, Minnesota 55401. This office space is leased from an unaffiliated third party on a month to month basis for a monthly rental of $725.00 through July 31, 2002, at which point rent may increase. We use this space for general office purposes and for a showroom to display sample garments and products when needed. We do not manufacture any of the products we sell, the majority of which are manufactured in Southeast Asia, Europe and elsewhere.

ITEM 3. LEGAL PROCEEDINGS

Mr. Henry Furst filed a complaint against us in the U.S. District Court for the District of Minnesota alleging that the Company breached its contractual obligations to him and seeking $144,000 in damages. The parties subsequently negotiated a settlement whereby the Company agreed to pay Mr. Furst $94,000 in installments and executed a confession of judgment in favor of Mr. Furst for that amount. The Company failed to pay Mr. Furst in accordance with this settlement agreement. In June 2002, pursuant to an agreement, we agreed with Mr. Furst to pay him $14,500 on June 13, 2002 in satisfaction of his judgment against us. We have not made this payment yet.

On or about March 14, 2000, the Company's former adviser consultant, Stephen Carlson, loaned the Company $100,000. We executed a note in favor of Mr.Carlson which required payment in full on December 31, 2000. We are in default and Mr. Carlson on March 9, 2001, initiated a legal action against us in the District Court of Hennepin County to collect the loan. We also granted to Mr. Carlson options to purchase 60,000 shares of Common Stock, all of which are not-in-the money. In November 2001, we entered into a settlement agreement with Mr. Carlson whereby we agreed to pay him $125,000 over time and on or before June 30, 2002 and secured our obligation with our President's personal assets. To date, we have paid Mr. Carlson $40,000 and own him $85,000.

Millennium Holdings Group, Inc. filed a complaint against us in the State Court of Palm Beach County, Florida alleging breach of contract, slander and lost opportunity damages arising out of a contract dispute. This case was recently dismissed.

In October 2001, Gage Marketing Services filed an action against us in the U.S. District Court for the District of Minnesota alleging nonpayment for services. Pursuant to a settlement agreement in January 2002, we agreed to pay Gage Marketing Services $9,000 in February 2002 to settle this dispute. We have not made this payment yet.

We also have various matters pending alleging nonpayment for services and aggregating not more than $25,000.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Company's shareholders during the fiscal year ended March 31, 2002.

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

                                High      Low
                                ----      ---
Fiscal Year Ended
March 31, 2002

First Quarter
Common Shares                  $1.12      $.21

Second Quarter
Common Shares                   $.51      $.08

Third Quarter
Common Shares                   $.30     $.125

Fourth Quarter
Common Shares                   $.18      $.07

                                High      Low
                                ----      ---
Fiscal Year Ended
March 31, 2001

First Quarter
Common Shares                 $20.00    $7.185

Second Quarter
Common Shares                 $8.125     $.437

Third Quarter
Common Shares                  $1.50     $.312

Fourth Quarter
Common Shares                  $1.00     $.218


(b) Approximate Number of Holders of Common Stock

As of June 30, 2002, 11,363,043 shares of our Common Stock were outstanding and the number of holders of record of our common stock at that date was approximately 545. However, we estimate that it has a significantly greater number of shareholders because a substantial number of our shares are held in nominee names by our market makers.

(c) Dividends

Holders of Common Stock are entitled to receive such dividends as may be declared by our Board of Directors. No dividends on the Common Stock were paid by us during the periods reported herein nor do we anticipate paying dividends on Common Stock in the foreseeable future.

(d) Securities Authorized for Issuance Under Equity Compensation Plans.

                                                                                  Number of securities
                               Number of securities                               remaining for future
                                 to be issued upon        Weighted-average        issuance under equity
                                    exercise of           exercise price of        compensation plans
                               outstanding options,     outstanding options,      (excluding securities
                                warrants and rights      warrants and rights     reflected in column (a))
---------------------------------------------------------------------------------------------------------
                                        (a)                      (b)                       (c)
---------------------------------------------------------------------------------------------------------
  Equity compensation plans
approved by security holders             0                        0                         0
---------------------------------------------------------------------------------------------------------
  Equity compensation plans
  not approved by security
           holders                    550,000             None outstanding               550,000
---------------------------------------------------------------------------------------------------------
            Total
---------------------------------------------------------------------------------------------------------

We have no equity compensation plans which were approved by our shareholders.

In January 2002, our Board of Directors adopted our 2002 Compensation Plan which permits the grant of up to 550,000 share of our common stock (disclosed above) in the aggregate for nonqualified stock options, stock appreciation rights, restricted stock, performance shares, performance units, cash-based awards, phantom shares and share-based awards. No securities have been issued under this plan.

Other than outstanding options to purchase 255,000 shares of our common stock granted to three individuals with a weighted average exercise price of $2.93 per share, we have no other options or warrants outstanding or arrangements for the issuance of options or stock grants outstanding as of March 31, 2002.

In June 2002, the Board of Directors authorized the issuance of the following securities which we have not yet completed but intend to:

     (a) 100 shares of Series A Preferred Stock to our President, Mr. Rodriguez, for satisfaction of $500,000 of debt we owe him;

     (b) 500,000 shares of common stock to our President, Mr. Rodriguez for accrued interest on our loan to him valued at approximately $26,000; and

     (c) 750,000 shares of common stock pursuant to a registration statement on Form S-8 to our legal counsel for legal services rendered and to be rendered valued at approximately $75,000.

(e) Preferred Stock.

Our Articles of Incorporation authorize us to issue up to 1,000,000 shares of preferred stock, par value $.10 per share, with such classes, series and preferences as our Board of Directors may determine from time to time. In June 2002, our Board of Directors authorized the creation of 100 shares of Series A Convertible Preferred Stock (the "Series A Preferred Stock"). Our Board further agreed to issue all of the Series A Preferred Stock to our Chairman and President, Kent Rodriguez, in satisfaction of $500,000 of loans made by Mr. Rodriguez.

The Series A Preferred Stock accrues dividends at the rate of 8% per annum on the original purchase price for the shares. If declared by the Board of Directors, these dividends are payable quarterly, beginning in September 2002. We are prohibited from paying any dividends on our Common Stock until all accrued dividends are paid on our Series A Preferred Stock.

If we liquidate or dissolve, and after payment of our debts, the holders of the Series A Preferred Stock are entitled to a preference payment before we make any distributions to our common stockholders. The preference amount equal is the original purchase price for the Series A Preferred shares plus accrued, but unpaid dividends.

The Series A Preferred Stock is convertible at anytime into 40% of the then outstanding shares of common stock and securities convertible into common stock on a fully diluted basis. However, conversion is limited to the number of shares of common stock available for issuance under our articles of incorporation. We do not currently have available a sufficient number of shares of common stock for issuance if the holders of the Series A Preferred Stock elected at this time to convert.

Regardless of whether there are a sufficient number of shares of common stock to permit conversion of the Series A Preferred Stock, the Series A Preferred Stock votes at all times on as as-if converted basis. Upon issuance of the Series A Preferred Stock to Mr. Rodriguez, which we anticipate completing on or about the filing of this Form 10-KSB, Mr. Rodriguez will have the right to vote the Series A Preferred Stock together with his other holdings in the Company which we anticipate will be nearly a majority of the outstanding voting securities of the Company. Other than the Series A Preferred Stock, no preferred stock has been issued. See "Security Ownership of Certain Beneficial Owners and Management.".

(f) Sales of Unregistered Shares

Fiscal 02 to date

During the year ended March 31, 2002, we issued 85,000 shares to various vendors in lieu of payment of our outstanding liabilities valued at $94,885, the outstanding liabilities amount.

During the year ended March 31, 2002, we issued 1,558,153 shares of common stock to our officers, directors, various employees and outside service providers, in exchange for compensation valued at $390,965.

During the year ended March 31, 2002, we issued 2,585,000 shares of our common stock to 24 investors for gross proceeds of approximately $350,000. We also issued 355,000 shares of our common stock to 20 investors for prior years subscriptions.

During the year ended March 31, 2002 we issued 1,100,000 shares of our common stock to Mr. Avery's affiliate to satisfy an outstanding note payable.

In June 2002, we issued 1,000,000 shares of our common stock to Mr. Rodriguez's affiliate for interest accruing through December 31, 2001 on an outstanding note payable.

In June 2002, our Board of Directors authorized us to issue 500,000 shares of our common stock to Mr. Rodriguez's affiliate for interest accruing from January 1, 2002 through June 30, 2001 on an outstanding note payable. We have not issued this yet but intend to.

Fiscal 01

During fiscal 2001, we issued to four parties approximately 263,000 shares of Common Stock for consulting services or vendor services.

On September 19, 2000, the Company issued to each of two investors five thousand (5,000) shares of common stock in connection with their $50,000 investment to the Company.

From time to time, we have granted options to purchase shares of our Common Stock as compensation to our employees and consultants for past, present or future services rendered, as determined by our Board of Directors. In fiscal year 2001, we granted a total of 615,000 options to purchase shares of our Common Stock as follows: (a) 280,000 options to purchase shares of Common Stock were granted to eight of our employees, including 150,000 option to Mr. Rodriguez our President, (b) 20,000 options to purchase shares of our Common Stock were granted to our two outside directors, and (c) 305,000 options to purchase shares of our Common Stock were granted to four consultants, including 100,000 shares of Jim Johnston our acting Chief Operating Officer. Except for certain options issued to Mr. Rodriguez, all of these have either terminated or were terminated or cancelled, or are not in-the-money.

Fiscal 99

In April 1999, we issued an aggregate of 34,900 shares of our Common Stock to five employees or consultants for past, present or future services rendered.

In April and November 1999, in connection with certain transactions we issued warrants and options to purchase an aggregate of 18,500 shares of our Common Stock to three parties at exercises prices of $.30, $.40 and $.70, respectively. All of these have either terminated or were terminated or cancelled.

In issuing all of the above securities, we relied on the exemption from registration under Section 4(2) of the Securities Act of 1922, as amended.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS AND PLAN OF OPERATION

Limited or No Real Operations

As of March 31, 2002, we had limited operations with minimal revenues that generated a loss. Due to general economic conditions and the ensuing downturn in e-commerce and internet-based businesses generally, we abandoned our prior business plan to exploit our exclusive distribution rights via the internet and re-focused our strategy and adopted a traditional wholesale to retail sales distribution model seller of specialty action sports hard goods and related apparel which we have been implementing since August, 2000. This has provided no substantial operations or revenues to date and we do not anticipate that it will. In our current form, we expect to continue to generate significant losses and without additional funding through private placements of our common stock, which cannot be guaranteed, it is highly unlikely that we can continue to operate. As a result, we have been focusing on a plan of operation entailing a strategic acquisition or acquisitions to enhance shareholder value.

Acquisition Strategy

On June 18, 2002, we filed a Form 8-K disclosing that on June 11, 2002, we signed a non-binding letter of intent to acquire bigTime sports apparel, inc., an Oklahoma corporation ("bigTime") which sells sports and athletic apparel under its brand "bigTime" to the collegiate market. We intend to issue 14,000,000 shares of our common stock for either all of the outstanding capital stock of bigTime or all of its assets necessary and useful in its operations, as determined by us. The proposed acquisition is subject to completion of due diligence review by us, negotiation and execution of a definitive transaction agreement, a determination by our independent accountants that bigTime's financial statements are auditable for SEC financial reporting compliance purposes, and approvals of the respective boards of directors of each company and the shareholders of bigTime.

The parties intend to execute a definitive transaction agreement prior to December 5, 2002. bigTime is subject to a no-shop agreement until no later than September 5, 2002.

There can be no assurance that we will consummate a transaction with bigTime, or if consummated, that the combined operations will be successful or profitable.

We also are exploring and evaluating the feasability of other acquisition candidates in addition to bigTime. Although we have identified two possible candidates, we have not yet completed our preliminary due diligence and as a result, we have not entered into other letters of intent and there can be no assurance that we will. There can be no assurance that any acquisition candidate will be acquired, or if acquired that the combined operations will be successful or profitable.

Financing Activities

We have most recently been funding our obligations through the issuance of our common stock for services rendered or for cash in private placements. The Company may seek additional funds in the private or public equity or debt markets in order to execute its plan or operation and business strategy. There can be no assurance that the Company will be able to attract capital or obtain such financing when needed or on acceptable terms in which case the Company's ability to execute its business strategy will be impaired.

Debt Restructure

We are restructuring our debt obligations to our President, Kent Rodriguez, primarily through the issuances of Series A Preferred Stock. We owe Mr. Rodriguez for loans approximately $650,000 accruing interest at 12% per annum. In June 2002, we agreed to issue to Mr. Rodriguez 100 Class A Preferred Shares in satisfaction of $500,000 of this debt. See "Item 5 Market for the Company's Common Equity and Related Stockholder Matters".

Operations for Fiscal 2002

As of March 31, 2002, we had current assets of $56, total assets of $30,511 and outstanding liabilities of $1,708,692. We had net sales of $48,898 for this period and our cost of goods sold was $18,566, resulting in gross margins of $30,331. During this period, our selling, general, and administrative expenses was $686,873, our interest expense was $129,442, and our stock-based consulting and compensation expense relating to stock issued for services was $331,345. We had a net loss for the year ended March 31, 2002, which only included losses from continuing operations, of $1,050,670 or a loss of $0.16 per share.


LIQUIDITY AND CAPITAL RESOURCES

Essentially, we have no cash. Our cash and cash equivalents were $56 on March 31, 2002, compared to $0 on March 31, 2001. As a result of having no cash, we meet our liquidity needs through the issuance of our common shares for cash or for services rendered. For fiscal 2002, we issued 2,940,000 shares of our common stock in private placements raising $349,750 and 1,548,000 shares for services rendered. We also issued during fiscal 2002 through this date, 2,185,000 shares of our common stock for debt forgiveness, 2,100,000 of which were issued to two affiliates of two of our directors.

During the twelve months ended March 31, 2002, we used $2,711 in investing activities. During the twelve months ended March 31, 2001, we used $10,395 for the purchase of equipment.

Our financing activities for the period ended March 31, 2002 provided cash of $345,150 as compared to $844,015 for the period ended March 31, 2001.

We plan to raise additional capital during the coming fiscal year, but currently have not located additional funding. Our ability to continue operations is highly dependent upon our ability to obtain immediate additional financing, or generate revenues from a combined operation with bigTime or another acquisition candidate, none of which can be guaranteed. Unless additional funding is located, it is highly unlikely that we can continue to operate. Ultimately, our success is dependent upon our ability to generate revenues from a combined operation with one of our acquisition candidates and to achieve profitability which is dependent upon a number of factors, including the sustained profitability of the operations of these candidates. There is no assurance that even with adequate financing or combined operations, we will generate revenues and be profitable.

Risk Factors.

An investment in our securities is very speculative. You should not purchase our shares if you cannot afford to lose your entire investment. You should consider the following risks before acquiring any of our shares.

We have never been, and may never be, profitable.

During the past several years, we have attempted, without success, to generate revenues and profits by the resale of branded clothing and accessories. For the year ended March 31, 2002, we incurred a loss of $886,621. At March 31, 2002, we had a working capital deficiency of $1,708,636. We cannot assure that we will ever be profitable.

We essentially have no business operations and may not successfully acquire any new business.

We have essentially discontinued the marketing of branded clothes and accessories due to our lack of working capital. We seek to acquire one or more operating businesses and have entered into a letter of intent to acquire bigTime sports apparel, inc., of Norman, Oklahoma. We cannot assure that we will make this or any other acquisition or that we can profitably operate any business that we acquire. If we make the bigTime sports or any other acquisition, we will issue a number of shares to which will substantially dilute your interest in us.

We need additional capital.

We need additional financing to continue operations. The amount required depends upon our business operations, including whether we actually acquire a new business. We may be unable to secure this additional required financing on a timely basis, under terms acceptable to us or at all. To obtain additional financing, we will likely sell additional equity securities, which will further dilute your ownership of us. Ultimately, if we do not raise the required capital, we may need to cease operations.

We are dependent on our key personnel.

We are highly dependent upon the services of Kent A. Rodriguez, our President and Chief Executive Officer. We have an employment agreement with him. However, if he terminated his services with us, our business would suffer.

     There is only a limited trading market for our securities.

Our Common Stock currently trades on the OTC Bulletin Board. The prices quoted may not reflect the price at which you can resell your shares. Because of the low price of our stock, we are subject to particular rules of the U.S. Securities and Exchange Commission that make it difficult for stock brokers to solicit customers to purchase our stock. This reduces the number of potential buyers of our stock and may reduce the value of your shares. We cannot assure that a trading market for our stock will continue or that you will ever be able to resell your shares at a profit, or at all.

     We pay no dividends.

We have never paid any cash dividends and do not expect to do so in the future. If you need current income, you should not purchase our stock.

     Our management controls us.

Our current officers and directors own approximately 58% of our outstanding stock and are able to affect the election of the members of our Board of Directors and corporate decisions. In particular, Mr. Rodriguez controls approximately 52% of our voting securities. This voting concentration may also have the effect of delaying or preventing a change in our management or control or otherwise discourage potential acquirers from attempting to gain control of us. If potential acquirers are deterred, you may lose an opportunity to profit from a possible acquisition. See "Security Ownership of Certain Beneficial Owners and Management" and "Market for the Company's Common Stock and Related Stockholder Matters".

     A significant number of shares will become eligible for public sale, potentially depressing our stock price.

During the last fiscal year, we issued an aggregate of approximately 6,683,000 shares of our Common Stock in private transactions not registered with the U.S. Securities and Exchange Commission. Under the SEC's Rule 144, these shares generally first become eligible for public resale after one year. Shareholders generally may resell only a limited number of their privately acquired shares after one year. Generally, after two years, stockholders who are not affiliated with us may resell any number of their privately acquired shares. The resale of the shares we have privately issued, or the potential for their future public resale, may depress our stock price.

     Our governing documents and Nevada law may discourage the potential acquisitions of our business.

Our Board of Directors may issue additional shares of capital stock and establish their rights, preferences and classes, in most cases without stockholder approval. In addition, we may become subject to anti-takeover provisions of Nevada law. These provisions may deter or discourage takeover attempts and other changes in control of us not approved by our Board of Directors. If potential acquirers are deterred, you may lose an opportunity to profit from a possible acquisition.

ITEM 7. FINANCIAL STATEMENTS. Our audited Financial Statements are attached as a Schedule.

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

We and our former certified public accounts, McGladrey & Pullen, LLP, had a disagreement in our prior fiscal year ended March 31, 2001 related to the measurement of compensation expenses resulting from equity instruments granted to employees and non-employees at prices below the quoted market price of the stock on the date of the grant. The equity instruments consisted of 824,500 shares of stock issued with a value between $2.687 and $3.285 based upon publicly traded stock prices. The disagreement arose as the Company believed the value of these shares should be at less than the traded price of the common stock at the date of issuance. McGladrey & Pullen, LLP's position was that the traded price was in fact the value to be used to measure compensation expense.

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

There were no other disagreements or other events reportable under this item during our most recent two fiscal years. Further, the former auditor's report on the financial statements for the prior fiscal year did not contain an adverse opinion, a disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope, or accounting principles.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Our Directors and Executive Officers are shown below:

Name                     Age       Position
----                     ---       --------

Kent Rodriguez           44        Chief Executive Officer, President, Director

Douglas Barton           60        Director

Craig Avery              53        Secretary, Director

Thomas Lawson            46        Director


Each Director is serving a term of office which will continue until the next annual meeting of shareholders and until the election and qualification of his respective successor. Mr. Corliss, a former director, resigned effective November, 2001. The Board of Directors filled the vacancy created by such resignation by electing Mr. Lawson as a director effective as of June 3, 2002. Mr. Lawson is the President and major stockholder of bigTime Sports Apparel, Inc., a company we intend to acquire subject to the terms of a non-binding Letter of Intent signed by the parties on June 11, 2002.

KENT RODRIGUEZ

Mr. Rodriguez joined the Company as Chief Executive Officer, President, and Chief Executive Officer in January, 1997. Since 1995, he has been the Managing Partner of Weyer Capital Partners, a Minneapolis-based venture capital corporation. From 1985 to 1995, he was employed by the First National Bank of Elmore, Minnesota in various capacities. He has a B.A. degree from Carleton College.

DOUGLAS BARTON

Mr. Barton has served as a Director of the Company since November, 1998. From 1987 to the present, he has been the President and sole owner of Venture Communications, Inc., (formerly known as Douglas Communications, Inc.) a private promotion, development, and marketing consulting firm. He has a B.S. degree in Economics/History from the University of Minnesota. Mr. Barton shall devote such time as is necessary to carry out his responsibilities as a Director of the Company.

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

THOMAS LAWSON

Mr. Lawson was recently elected to the Board of Directors in June, 2002. For the past four years, Mr. Lawson has been a major stockholder and President of bigTime Sports Apparel, Inc., an Oklahoma based collegiate sports apparel business which Mr. Lawson started. Prior to bigTime, Mr. Lawson spent 14 years with Nike, Inc., in various apparel sales capacities including National Apparel Sales Manager for Department Stores. He has an B.B.A. from the University of Oklahoma. Mr. Lawson shall devote such time as is necessary to carry out his responsibilities as a Director of the Company.

The Company's Directors will serve in such capacity until the next annual meeting of the Company's shareholders and until their successors have been elected and qualified. There are no family relationships among the Company's officers and directors, nor are there any arrangements or understanding between any of the directors or officers of the Company or any other person pursuant to which any officer or director was or is to be selected as an officer or director. The Directors held two meetings and took action six times by written consent during the fiscal year ended March 31, 2002.

In 1999, the Board of Directors established a Compensation Committee comprised of Messrs. Avery and Barton. The Compensation Committee held one meeting in fiscal 2002. In May 2000, the Board of Directors established an Audit Committee. It is currently comprised of Messrs. Avery and Barton. The Audit Committee held one meeting in fiscal 2002.

Compliance with Section 16(a) of the Securities Exchange Act of 1934.

Section 16(a) of the Securities Exchange Act of 1934 (the "34 Act") requires our officers and directors and persons owning more than ten percent of our Common Stock to file initial reports of ownership and changes in ownership with the Securities and Exchange Commission ("SEC"). Additionally, Item 405 of Regulation S-B under the 34 Act requires us to identify in our Form 10-KSB and proxy statement those individuals for whom one of the above referenced reports was not filed on a timely basis during the most recent fiscal year or prior fiscal years. Given these requirements, we have the following report to make under this section. None of our officers or directors, and all persons owning more than ten percent of its shares have filed the subject reports, if required, on a timely basis during the past fiscal year.

ITEM 10. EXECUTIVE COMPENSATION

COMPENSATION OF BOARD OF DIRECTORS

Members of the Board of Directors receive no cash compensation for their service on the Board of Directors, the Compensation Committee or the Audit Committee but are reimbursed for any out-of-pocket expenses incurred by them in connection with our business. During fiscal 2002, our outside directors received the following shares of our Common Stock as director compensation:

     Director            Date                  Amount       Price
     --------            ----                  ------       -----

     Craig Avery         May 14, 2001          10,000       $1.09
                         January 30, 2002      15,000         .18
     Douglas Barton      May 14, 2001          10,000       $1.09
                         January 30, 2002      15,000         .18
     Robert Corliss      May 14, 2001          10,000       $1.09


Additionally, during fiscal 2002, Mr. Corliss, our former Board member received 15,000 shares for certain consulting services provided by him post-resignation.

On June 18, 2002, Mr. Lawson received 100,000 shares of our Common Stock valued at $.11 per share, for director compensation for the 2003 fiscal year and for consulting services.

EXECUTIVE COMPENSATION

The following table sets forth the compensation received for the three fiscal years ended March 31, 2002, by the Company's Chief Executive Officer (the "Named Executive Officer"). No other executive officer of the Company received in excess of $100,000 during that period. Compensation does not include minor business-related and other expenses paid by us for our officers. Such amounts in the aggregate do not exceed $10,000.

                                                       Annual Compensation
                                                 ------------------------------
              Name and                                               Securities
        Principal Position                                           Underlying
        ------------------               Year       Salary(1)         Options
                                         ----       ---------         -------
Kent A. Rodriguez, Chief Executive       2002     $97,200(2)(3)      150,000(4)
Officer and President                    2001    $105,000(2)(5)      260,000(6)
                                         2000        $60,000(2)      110,000(7)


(1) No salary was paid in any year but accrued on a monthly basis. No bonuses were paid for the years ended March 31, 2001 and 2000. A stock bonus was paid in 2002 as explained below.
(2) Effective on November 23, 1999, Mr. Rodriguez became subject to an employment agreement pursuant to which he accrues $5,000 per month in salary.
(3) In 2002, we issued 150,000 shares of common stock as a bonus valued at $37,200.
(4) In 2002, all of Mr. Rodriguez's options were terminated or cancelled other than 150,000 which we re-priced from $.50 to $.375.
(5) Mr. Rodriguez received an additional $45,000 of compensation as consideration for past, present and future services rendered paid by the issuance of 150,000 shares of common stock and an option to purchase 150,000 shares of common stock issued September 19, 2000.
(6) Options were granted in September 1999 and September 2000 with an exercise price of $.50, all of which have been terminated and cancelled or re-priced.
(7) Options were granted in September 1999, all of which have been terminated and cancelled or re-priced.

Mr. Rodriguez did not receive any other annual compensation, long-term compensation or other compensation during the Company's fiscal years ended March 31, 2002, 2001 or 2000.

OPTION GRANTS IN LAST FISCAL YEAR

The Company did not grant any options to purchase any equity securities of the Company during fiscal 2002.


AGGREGATED OPTIONS EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR END OPTION VALUES

------------------------------------------------------------------------------------------------------------------
          Name and           Common Shares Acquired     Value        # of Unexercised        Value of Unexercised
     Principal Position            on Exercise        Realized    Securities Underlying       in-the-money Options
                                                                Options at Fiscal Year End   at Fiscal Year End ($)
                                                                      Exercisable/                Exercisable/
                                                                     Unexercisable               Unexercisable
------------------------------------------------------------------------------------------------------------------
       Kent Rodriguez,                 ___               ___           150,000/0                    $0/$0(1)
Chief Executive Officer and
         President
------------------------------------------------------------------------------------------------------------------

(1) Calculations are based upon the closing bid price of $.12 per share as of March 31, 2002.

EMPLOYMENT AGREEMENTS

We have an employment agreement with Kent Rodriguez, our Chief Executive Officer and President dated November 23, 1999. The employment agreement extends through November 23, 2004, unless terminated earlier. If we terminate Mr. Rodriguez without cause, we are required to pay him. Under the employment agreement, Mr. Rodriguez earns a base salary of $60,000. Since November 1999, Mr. Rodriguez has agreed to allow the Company to accrue such amount. All prior options granted to Mr. Rodriguez were terminated other than 150,000 options which we re-priced in 2002 from an exercise price of $.50 to $.375. All options have vested and terminate November 23, 2006. He is also entitled to health, life and disability benefits. If Mr. Rodriguez's employment is terminated for any reason, he is entitled to a severance payment equal to one year's salary.

During the term of his employment, if Mr. Rodriguez is responsible for obtaining financing for the Company, we agreed to grant him a stock option in an amount equal to a five percent of the funds raised by him.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding ownership of our Common Stock as of June 30, 2002 by (i) each person known by us to be the beneficial owner of more than five percent of our outstanding common stock; (ii) each director of our Company; and (iii) all executive officers and directors of our Company as a group. As of June 30, 2002, we had a total of 11,363,043 common shares issued and outstanding.


Names and Addresses                Beneficial                 Percent
of Beneficial Owner                Ownership                  of Class
-------------------                ---------                  --------

Kent Rodriguez                     10,388,695(1)              51.88%
126 North Third Street
Suite 407
Minneapolis, MN 55401

Craig Avery                         1,135,000(2)              10.00%
126 North Third Street
Suite 407
Minneapolis, MN 55401

Douglas Barton                         78,000                 .0068%
126 North Third Street
Suite 407
Minneapolis, MN 55401

Thomas Lawson                         100,000                 .0088%
126 North Third Street
Suite 407
Minneapolis, MN 55401

Officers and Directors(3)          11,701,695                 58.44%
as a Group (4 persons)

(1) Includes 1,000,000 shares of Common Stock and 200,000 shares of Common Stock owned by Eromle Financial LLC and Weyer Capital, respectively, each an affiliate of Mr. Rodriguez, options to acquire 150,000 shares of Common Stock, 500,000 shares of Common Stock we agreed in June 2002 to issue for interest on our loan to Rodriguez, and 8,008,695 shares of Common Stock issuable upon conversion of 100 shares of Series A Preferred Stock we agreed in June 2002 to issue in satisfaction of $500,000 of our loan obligations to Mr. Rodriguez.

(2) Includes 1,100,000 shares of Common Stock owned by Rock Cliff Development, an affiliate of Mr. Avery.

(3) Includes options to acquire 150,000 shares of Common Stock, 500,000 shares of Common Stock we agreed in June 2002 to issue for interest on our loan to Mr. Rodriguez, and 8,008,695 shares of Common Stock issuable upon conversion of 100 shares of Series A Preferred Stock we agreed in June 2002 to issue in satisfaction of $500,000 of our loan obligations to Mr. Rodriguez.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Related Party - Notes Payable

During the years ended March 31, 2002, 2001 and 2000, we signed several notes with Mr. Rodriguez, our Chief Executive Officer and President, for $128,120, $317,000 and $200,000 in proceeds. These notes accrue interest at 12 percent per annum. During the year ended March 31, 2002, we issued 1,000,000 shares of our Common Stock to Mr. Rodriguez in lieu of interest payments through December 31, 2001 totaling $81,784. The remaining principal in the amount of $645,120 and associated accrued interest in the amount of $39,428 are included in the accompanying financial statements as notes payable related party and accrued liabilities. These notes were in default at March 31, 2002.

In June 2002, our Board of Directors authorized us to issue to Mr. Rodriguez 500,000 shares of our common stock in lieu of outstanding unpaid interest payments through June 30, 2002 totaling $25,643. Additionally, our Board authorized the creation of the Series A Preferred Stock and the issuance of the same to Mr. Rodriguez in satisfaction of $500,000 of the notes payable to him. See "Item 5 Market for the Company's Common Equity and Related Stockholder Matters".

During the year ended March 31, 2002, we issued in two transactions a total of 1,100,000 shares of our Common Stock valued by us at $116,113 to retire the principal and interest owing to Rock Cliff Development, an affiliate of Mr. Avery, our director, which loaned us $100,000 in April 2000. This note is considered paid in full.

Related Party - Other

On June 18, 2002, we issued to Thomas Lawson, a major stockholder of bigTime with whom we have a pending Letter of Intent, 100,000 shares of our Common Stock at a price of $.11 per share for director compensation for fiscal 2003 and consulting services to us during the interim period until our pending transaction with bigTime is completed.

Steven Carlson, our former advisor consultant loaned us $100,000 in March of 2000. We issued to him a note representing this amount bearing interest at 12%. This note was due September 1, 2000. Our obligations are secured by a security agreement in favor of Mr. Carlson. We also granted to Mr. Carlson options to purchase 60,000 shares of Common Stock, all of which are not-in-the money. Mr. Carlson on March 9, 2001, initiated a legal action against us in the District Court of Hennepin County to collect the loan. In November 2001, we entered into a settlement agreement with Mr. Carlson whereby we agreed to pay him $125,000 over time and on or before June 30, 2002 and secured our obligation by our President pledging to Mr. Carlson his home as collateral. To date, we have paid Mr. Carlson $40,000 and own him $85,000.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits. See "Exhibit Index" immediately following the signatures on this report on Form 10-KSB.

     (b) Reports on Form 8-K. During the fiscal year ended March 31, 2002, we filed one report on Form 8-K, as discussed in Items 1 and 6 above, regarding our Letter of Intent to acquired bigTime sports apparel, inc.

                                   SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: July 12, 2002.                          XDOGS, INC.

                                               /s/ Kent Rodriguez
                                               ------------------
                                               Kent Rodriguez, President
                                               and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Company in the capacities and on the dates indicated.

Signature and Title                                    Date
                                                       ----

/s/ Kent Rodriguez                                     July 12, 2002
------------------
Kent Rodriguez, President,
Chief Executive Officer and
Director (Principal Executive Officer
and Chief Financial Officer)


/s/ Craig Avery                                        July 11, 2002
---------------
Craig Avery, Secretary and Director


/s/ Douglas Barton                                     July 11, 2002
------------------
Douglas Barton, Director



-----------------
Thomas Lawson, Director

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   XDOGS, INC.
                          EXHIBIT INDEX TO FORM 10-KSB

                    For the fiscal year ended March 31, 2002
                         Commission File Number 1-12850

Exhibit
Number      Description                                                 Page
-------     -----------                                                 ----

3.1         Restated Articles of Incorporation (Incorporated by           *
            reference to Exhibit 3.1 to Registration Statement on Form SB-2, Registration No. 33-74240C).

3.2         Restated Bylaws (Incorporated by reference to Exhibit         *
            3.2 to Registration Statement on Form SB-2,
            Registration No. 33-74240C).

3.3         Articles of Incorporation for the State of Nevada.            *
            (Incorporated by reference to Exhibit 2.2 to Form
            10-KSB filed February 2000)

3.4         Articles of Merger for the Colorado Corporation and           *
            the Nevada Corporation (Incorporated by reference to Exhibit 3.4 to Exhibit 3.4 to Form 10-KSB filed
            February 2000)

3.5         Bylaws of the Nevada Corporation (Incorporated by             *
            reference to Exhibit 3.5 to Form 10-KSB filed
            February 2000)

4.1         Specimen of Common Stock (Incorporated by reference           *
            to Exhibit 4.1 to Registration Statement on Form
            SB-2, Registration No. 33-74240C).

4.2 Certificate of Designation of Series and Determination of Rights and Preferences of Series A Convertible
            Preferred Stock.

10.1        Incentive Compensation and Employment Agreement for           *
            Kent A. Rodriguez (Incorporated by Reference to
            Exhibit 10.12 of our Form 10-KSB filed July 20, 2001)

23.1        Consent of Cordovano and Harvey CPA


* Incorporated by reference to a previously filed exhibit or report.


             XDOGS, INC. INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                   XDOGS, INC.

                          INDEX TO FINANCIAL STATEMENTS

                                                                           Page
                                                                           ----


Report of Independent auditors............................................  F-2

Balance sheet, March 31, 2002.............................................  F-3

Statements of operations, for the years
     ended March 31, 2002 and 2001........................................  F-4

Statement of changes in shareholders' deficit,
     April 1, 2000 through March 31, 2002.................................  F-5

Statements of cash flows, for the years
     ended March 31, 2002 and 2001........................................  F-6

Notes to financial statements.............................................  F-7

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders
XDOGS, Inc.:


We have audited the balance sheet of XDOGS, Inc. as of March 31, 2002, and the related statements of operations, shareholders' deficit, and cash flows for the years ended March 31, 2002 and 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of XDOGS, Inc. as of March 31, 2002, and the results of its operations and its cash flows for the years ended March 31, 2002 and 2001, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note A, the Company has a net capital deficit at March 31, 2002 and has suffered significant operating losses since inception, which raise a substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note A. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



/s/ Cordovano and Harvey, P.C.
------------------------------
Cordovano and Harvey, P.C.
Denver, Colorado
July 9, 2002



                                     XDOGS, INC.
                                    BALANCE SHEET

                                   March 31, 2002

                                       Assets
Current assets:
     Cash ...........................................................   $         56
                                                                        ------------
                                                 Total current assets             56

Equipment, at cost, net of accumulated depreciation
     of $14,264 .....................................................         26,573
Idle equipment, at cost, net of accumulated depreciation
     of $5,883 ......................................................          3,532
Deposit .............................................................            350
                                                                        ------------

                                                                        $     30,511
                                                                        ============

                        Liabilities and Shareholders' Deficit
Current liabilities:
     Accounts and notes payable:
     Accounts payable ...............................................   $    404,690
     Accrued expenses ...............................................        243,956
     Notes payable, related party (Note B) ..........................        645,120
     Notes payable, other (Note E) ..................................        235,000
     Litigation liabilities (Note H) ................................        179,926
                                                                        ------------

                                            Total current liabilities      1,708,692
                                                                        ------------

Commitments and contingencies (Notes A, H and I) ....................           --

Shareholders' deficit (Note F)
     Preferred stock, no par value, 1,000,000 shares authorized,
        -0- shares issued and outstanding ...........................           --
     Common stock, $0.01 par value, 20,000,000 shares authorized,
        10,513,043 shares issued and outstanding ....................        105,130
     Additional paid-in capital .....................................     10,414,313
     Accured compensation ...........................................      2,502,327
     Retained deficit ...............................................    (14,699,951)
                                                                        ------------
                                          Total shareholders' deficit     (1,678,181)
                                                                        ------------
                                                                        $     30,511
                                                                        ============


                   See accompanying notes to financial statements



                                            XDOGS, INC.
                                     STATEMENTS OF OPERATIONS

                                                                           For the Years Ended
                                                                                 March 31,
                                                                        --------------------------
                                                                            2002           2001
                                                                        -----------    -----------

Net sales ...........................................................   $    48,898    $   134,963
Cost of goods sold ..................................................       (18,566)      (195,616)
                                                                        -----------    -----------

                                                         Gross margin        30,332        (60,653)
                                                                        -----------    -----------

Operating expenses:
    Selling, general and administrative expenses ....................       686,873      1,373,581
    Stock based consulting & compensation expense (Note F) ..........       331,345      3,564,497
    Asset impairment (Note D) .......................................          --          599,960
    Loss on asset write-off (Note C) ................................        14,818         47,610
    Loss on litigation (Note I) .....................................          --           96,093
    Accounts payable settlement gains ...............................       (79,445)        (6,735)
                                                                        -----------    -----------
                                             Total operating expenses       953,591      5,675,006
                                                                        -----------    -----------

                                                       Operating loss      (923,259)    (5,735,659)

Non-operating income (expense):
    Interest expense (Notes B and E) ................................      (129,442)       (91,315)
    Other income ....................................................         2,031           --
    Interest income .................................................          --            6,234
                                                                        -----------    -----------
                                             Loss before income taxes    (1,050,670)    (5,820,740)

Provision (benefit) for income taxes (Note G) .......................          --             --
                                                                        -----------    -----------
                                                             Net loss   $(1,050,670)   $(5,820,740)
                                                                        ===========    ===========

Basic and diluted loss per common share .............................   $     (0.16)   $     (2.24)
                                                                        ===========    ===========

Basic and diluted weighted average
   common shares outstanding (Note A) ...............................     6,551,125      2,600,663
                                                                        ===========    ===========



                          See accompanying notes to financial statements



                                                   XDOGS, Inc.
                       STATEMENT OF CHANGES IN SHAREHOLDERS' DEFICIT April 1, 2000 through
                                                 March 31, 2002


                                                                                Common Stock             Additional
                                                                        ----------------------------      Paid-in
                                                                           Shares          Amount         Capital
                                                                        ------------    ------------    ------------

                                              Balance, March 31, 2000      9,685,104    $     96,851    $  5,108,984

Common stock issued for services (Note F) ...........................      3,002,862          30,029       2,208,449

Common stock issued for cash (Note F) ...............................        247,350           2,474         232,352

Common stock issued for debt (Note F) ...............................        605,000           6,050         447,373

5 to 1 Reverse split (Note F) .......................................    (10,832,253)       (108,323)        108,323

Common stock to be issued ...........................................           --              --              --

Shares issued from subscription (Note F) ............................        172,179           1,722         203,516

Common stock issued for services (Note F) ...........................      1,251,500          12,515       1,133,482

Consulting expense recorded with issuance
   of options and warrants (Note F) .................................           --              --              --

Net loss ............................................................           --              --              --
                                                                        ------------    ------------    ------------
                                              Balance, March 31, 2001      4,131,742          41,317       9,442,479

Common stock issued for cash ........................................      2,940,000          29,400         484,099

Common stock issued in exchange
   for debt and interest, related party (Note B) ....................      2,100,000          21,000         176,917

Common stock issued in exchange for liabilities (Notes F & I) .......         85,000             850          94,035

Common stock issued for services (Note F) ...........................      1,558,153          15,581         390,964

Common stock returned and retired (Note F) ..........................       (301,852)         (3,019)       (174,181)

Compensation expense recorded with repricing
   of options (Note F) ..............................................           --              --              --

Net loss ............................................................           --              --              --
                                                                        ------------    ------------    ------------
                                              Balance, March 31, 2002     10,513,043    $    105,130    $ 10,414,313
                                                                        ============    ============    ============


Table continues on following page.


                                                            XDOGS, Inc.
                                STATEMENT OF CHANGES IN SHAREHOLDERS' DEFICIT April 1, 2000 through
                                                          March 31, 2002
                                                           (Continued)


                                                                                       Common Stock
                                                                          Accrued      Paid For, but     Retained
                                                                        Compensation    Not Issued        Deficit         Total
                                                                        ------------   ------------    ------------    ------------

                                              Balance, March 31, 2000   $  2,220,306   $    187,725    $ (7,828,541)   $   (214,675)

Common stock issued for services (Note F) ...........................           --             --              --         2,238,478

Common stock issued for cash (Note F) ...............................           --          (87,475)           --           147,350

Common stock issued for debt (Note F) ...............................           --             --              --           453,423

5 to 1 Reverse split (Note F) .......................................           --             --              --              --

Common stock to be issued ...........................................           --          264,827            --           264,827

Shares issued from subscription (Note F) ............................           --         (205,238)           --              --

Common stock issued for services (Note F) ...........................           --             --              --         1,145,997

Consulting expense recorded with issuance
   of options and warrants (Note F) .................................        180,021           --              --           180,021

Net loss ............................................................           --             --        (5,820,740)     (5,820,740)
                                                                        ------------   ------------    ------------    ------------
                                              Balance, March 31, 2001      2,400,327        159,839     (13,649,281)      1,605,319

Common stock issued for cash ........................................           --         (159,839)           --           353,660

Common stock issued in exchange
   for debt and interest, related party (Note B) ....................           --             --              --           197,917

Common stock issued in exchange for liabilities (Notes F & I) .......           --             --              --            94,885

Common stock issued for services (Note F) ...........................           --             --              --           406,546

Common stock returned and retired (Note F) ..........................           --             --              --          (177,200)

Compensation expense recorded with repricing
   of options (Note F) ..............................................        102,000           --              --           102,000

Net loss ............................................................           --             --        (1,050,670)     (1,050,670)
                                                                        ------------   ------------    ------------    ------------
                                              Balance, March 31, 2002   $  2,502,327   $       --      $(14,699,951)   $ (1,678,181)
                                                                        ============   ============    ============    ============


                                          See accompanying notes to financial statements

                                                            F-5 (con't)


                                                 XDOGS, Inc.
                                         STATEMENTS OF CASH FLOWS


                                                                                     For the Years Ended
                                                                                           March 31,
                                                                                  --------------------------
Cash flow from operating activities: ..........................................      2002            2001
                                                                                  -----------    -----------
    Net loss ..................................................................   $(1,050,670)   $(5,820,740)

       Transactions not requiring cash:
         Depreciation and amortization ........................................        10,305        115,225
         Loss on asset write-off ..............................................        14,818           --
         Asset impairment .....................................................          --          647,570
         Noncash expense paid by related party notes (Note  B) ................       128,120           --
         Noncash expense related to stock issued (Note F) .....................       229,345      3,335,416
         Noncash expense related to options and warrants issued (Note  F) .....       102,000        180,021

       Changes in operating assets and liabilities:
         Current assets .......................................................        16,286       (245,830)
         Accounts payable and other accrued expenses ..........................       207,413        671,923
                                                                                  -----------    -----------
                                        Net cash (used in) operating activities      (342,383)    (1,116,415)
                                                                                  -----------    -----------

Cash flow from investing activities:
       Purchases of equipment .................................................        (2,711)       (10,395)
                                                                                  -----------    -----------
                                        Net cash (used in) investing activities        (2,711)       (10,395)
                                                                                  -----------    -----------

Cash flow from financing activities:
        Net proceeds from sale of common stock ................................       349,750        412,177
        Payment of litigation payable .........................................       (25,167)          --
        Payment of notes payable to shareholder ...............................       (14,433)       (11,565)
        Proceeds from notes payable to shareholders (Note B) ..................        35,000        443,403
                                                                                  -----------    -----------
                                      Net cash provided by financing activities       345,150        844,015
                                                                                  -----------    -----------

                                      Net increase in cash and cash equivalents            56       (282,795)

Cash at beginning of year .....................................................          --          282,795
                                                                                  -----------    -----------

Cash at end of year ...........................................................   $        56    $      --
                                                                                  ===========    ===========

Supplemental cash flow information:
       Cash paid for interest .................................................   $    12,289    $    17,645
                                                                                  ===========    ===========
       Cash paid for income taxes .............................................   $      --      $      --
                                                                                  ===========    ===========

       Noncash investing and financing activities:
           Liability accrued for web site development .........................   $      --      $   200,000
                                                                                  ===========    ===========
           Stock issued for retirement of AP, debt and interest ...............   $   296,713    $453,423.00
                                                                                  ===========    ===========


                               See accompanying notes to financial statements

                                                    F-6

                                   XDOGS, INC.
                          NOTES TO FINANCIAL STATEMENTS


NOTE A. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature Of Business

The Company was incorporated in Colorado in 1991 as a distributor of SnowRunner snow skates. Between 1991 and 1994, the Company was restructured, and the name of the Company was changed several times, including such names as SnowRunner
(USA) Inc., SnowRunners, Inc., and The Sled Dogs Company. The Company filed for bankruptcy protection in 1997. As a result of the bankruptcy, the Company was reorganized and in 1999 was renamed XDOGS, Inc. Subsequently, the Company focused its effort on an Internet based distribution model and a traditional wholesale to retail distribution model. These efforts have not been successful. The Company's ability to sustain future operations is ultimately dependent upon the Company's ability to obtain additional financing, generate significant revenues and attain profitability.

Basis Of Presentation

The Company presented its financial statements on a consolidated basis prior to 2002 due to an inactive wholly owned subsidiary, SnowRunner (Properties) Inc., which was established and incorporated in April 1993. The subsidiary has been dissolved in fiscal year 2002. The Company no longer presents its financial statements on a consolidated basis.

The Company has a net capital deficit at March 31, 2002 resulting from among other things; recurring operating losses. In addition, the Company is unable to meet its obligations as they come due and is in default on certain debt obligations. The Company's business plan for fiscal 2002, which is described elsewhere in this Form 10-KSB, contemplates a merger, reduced operating expenses, restructuring of its debt obligations and obtaining additional equity funding. The Company's ability to achieve the foregoing elements of its business plan, which may be necessary to permit the realization of assets and satisfaction of liabilities in the ordinary course of business, is uncertain.

Recently Adopted Accounting Policies

The Company adopted Statement of Financial Accounting Standards (SFAS) No. 144 on January 1, 2002. Prior to that date, the Company accounted for the impairment and disposal of long-lived assets under SFAS No. 121, Accounting for the Impairment of Long-lived Assets and Assets to be Disposed of. There was no effect on the Company's financial statements resulting from the adoption of SFAS No. 144.

Cash

The Company maintains deposits at banks which, at times, exceed federally insured limits. The Company has not experienced any losses in such accounts.

Inventory

The Company records inventory at cost. The Company uses the average cost method to record cost of goods sold.

Revenue Recognition

The Company recognizes revenue when products are shipped.

                                   XDOGS, INC.
                          NOTES TO FINANCIAL STATEMENTS


Property, Equipment And Depreciation

Property and equipment are stated at cost less accumulated depreciation. Depreciation is provided using the straight-line method over the estimated useful lives of the assets, which is estimated to be three to seven years. Expenditures for repairs and maintenance are charged to expense when incurred. Expenditures for major renewals and betterments, which extend the useful lives of existing equipment, are capitalized and depreciated.

Income Taxes

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

Impairment Of Long-Lived Assets

The Company evaluates the carrying value of its long-lived assets under the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Statement No. 144 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted future cash flows estimated to be generated by those assets are less than the assets' carrying amount. If such assets are impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying value or fair value, less costs to sell.

Income (Loss) Per Share

The Company computes net income (loss) per share based upon the weighted-average number of common shares outstanding during each year. As described in Note F, at March 31, 2002, the Company had stock options outstanding to purchase 255,000 shares of common stock. However, because the Company incurred a net loss the inclusion of those potential common shares in the calculation of diluted loss per share would have an antidilutive effect. Therefore, basic and diluted loss per share amounts are the same.

Use Of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Fair Value

The Company's financial instruments consist of cash and short-term debt. The current carrying amount of cash approximates fair value. The fair value of the Company's short-term debt is estimated based on the quoted market prices for the same or similar issues or on the current rates to the Company for debt of the same remaining maturities with similar collateral requirements.

                                   XDOGS, INC.
                          NOTES TO FINANCIAL STATEMENTS


Stock-Based Compensation

SFAS No. 123, "Accounting for Stock-Based Compensation" was issued in October 1995. This accounting standard permits the use of either a "fair value based method" or the "intrinsic value method" defined in Accounting Principles Board Opinion 25, "Accounting for Stock Issued to Employees" (APB 25) to account for stock-based compensation arrangements. Companies that elect to use the method provided in APB 25 are required to disclose pro forma net income and pro forma earnings per share information that would have resulted from the use of the fair value based method. The Company adopted SFAS No. 123 during the period ended September 30, 1999; however, the Company has elected to continue to determine the value of stock-based compensation arrangements with employees under the provisions of APB 25. Pro forma disclosures have been included with the accompanying financial statements at Note F.

NOTE B. RELATED PARTY TRANSACTIONS

During the years ended March 31, 2002, 2001 and 2000, the Company signed several notes with an officer/director, for $128,120, $317,000 and $200,000 in proceeds. These notes accrue interest at 12 percent per annum. During the year ended March 31, 2002, the Company issued 1,000,000 shares of its common stock to the officer/director in lieu of interest payment of $81,784. The remaining principal balance of $645,120 and associated accrued interest in the amount of $39,428 are included in the accompanying financial statements as notes payable related party and accrued liabilities, respectively. These notes were in default at March 31, 2002.

During the year ended March 31, 2002, the Company issued 1,100,000 shares of its common stock to an affiliate in lieu of payments for a note payable in the amount of $100,000 and its associated accrued interest in the amount of $16,133. The note payable was considered paid in full at March 31, 2002.

At March 31, 2002, notes payable, related party consist of the following:

Demand notes payable to an officer, secured by all available
business assets and bearing interest at 12% .......................     $645,120
                                                                        --------

Total notes payable, related party ................................     $645,120
                                                                        ========

NOTE C: EQUIPMENT

The Company disposed of certain office equipment and abandoned a trade show booth during the year ended March 31, 2002 and recorded a write-off in the amount of $14,818.

The Company abandoned two tradeshow booths during the year ended March 31, 2001. Accordingly, the Company wrote off the value of the tradeshow booths in the amount of $50,000 and their related accumulated amortization of $9,524, in the year ended March 31, 2001.

The Company incurred $7,290 during the year ended March 31, 2001 for leasehold improvements. The Company moved its headquarters in August 2001. Accordingly, the Company wrote off the valued of the leasehold improvements in the amount of $7,290 and its related accumulated depreciation of $156.

                                   XDOGS, INC.
                          NOTES TO FINANCIAL STATEMENTS


NOTE D. INVENTORY AND INTANGIBLE ASSETS

As of March 31, 2001, the Company completed a balance sheet review and determined that the carrying amount of its inventory, website and distribution agreements were not recoverable. As a result of this review, the Company recorded asset impairment charges of $128,996, $385,348 and $85,616, respectively.

NOTE E. NOTES PAYABLE, OTHER

At March 31, 2002, notes payable, other consist of the following:

Note payable to a vendor, due on July 31, 2001, Wells Fargo prime
 rate, secured by assets of the Company, in default .................   $200,000
Note payable to a stockholder, due on March 31, 2002, 12% per annum interest rate, secured by assets of the Company, in default .. 10,000 Note payable to a stockholder, due on July 31, 2002, 15% per annum
 interest rate, personally guaranteed by an officer of the Company ..     25,000
                                                                        --------

Total notes payable, other ..........................................   $235,000
                                                                        ========

NOTE F. SHAREHOLDERS' DEFICIT

Convertible Preferred Stock

The Company's Board of Directors is authorized to issue 1,000,000 shares of no par value preferred stock. No stock has been issued under this authorization.

Common Stock Reverse Split

On August 24, 2000, the shareholders approved a reverse split of the Company's common stock. On that date, the number of shares of common stock outstanding was adjusted to reflect the reverse split. After the reverse split, the Company is authorized to issue 20,000,000 shares of its $.01 par value common stock.

Common Stock Issued For Debt, Interest And Other Liabilities

During the year ended March 31, 2002 and 2001, the Company issued 35,000 and 120,000 shares of its common stock to settle outstanding liabilities totaling $70,667 and $453,423, respectively.

Common Stock Issued For Compensation

During the year ended March 31, 2002, the Company cancelled 301,852 shares of its outstanding common stock due to the termination of various service agreements. The Company recorded a reduction in stock-based consulting expenses in the amount of $177,200.

                                   XDOGS, INC.
                          NOTES TO FINANCIAL STATEMENTS


During the years ended March 31, 2002 and 2001, the Company issued 1,558,153 and 1,852,072 shares of common stock to its officers, directors, various employees and outside service providers, in exchange for services. The value of the stock issued was recorded at the quoted market price on the date of issuance and totaled $390,965 and $3,384,476, respectively.

Sale of Common Stock

During the years ended March 31, 2002 and 2001, the Company sold, through its officers and directors, 2,940,000 and 203,649 shares of its common stock for $513,499 and $352,588, respectively.

Options And Warrants - Employee Grants

The Company has granted nonqualified options for shares of common stock to certain of its officers, directors, and employees. As permitted under generally accepted accounting principles, these grants are accounted for following APB Opinion No. 25 and related interpretations. Accordingly, compensation cost has been recognized for those grants whose exercise price is less than the fair market value of the stock on the date of grant.

The Company agreed to re-price 150,000 options previously granted to an officer on May 9, 2001. The Company recorded a $102,000 stock-based compensation expenses associated with the re-pricing of the options in the year ended March 31, 2002.

Options And Warrants--Nonemployee Grants

The Company also grants options to non-employees for services and in conjunction with certain agreements. These grants are accounted for under SFAS No. 123 based on the grant date fair values. Expenses recorded by the Company related to options and warrants totaled $-0- and $180,021 for the years ended March 31, 2002 and 2001, respectively.

The following table summarizes changes in stock options and warrants during the years ended March 31, 2002 and 2001:


                                 Warrants & Options
                                ---------------------                   Weighted Average
                                 Number of  Number of      Number of     Exercise Price
                                 Warrants    Options   Shares Exercisable   Per Share
                                ---------------------  ------------------   ---------

Balance at April 1, 2000........  500,000    976,300        1,476,300        $ 3.29
   Warrants/Options issued......  300,000       --
   Reverse Split................ (640,000)  (781,040)
   Warrants/Options issued......     --      775,000
   Warrants/Options canceled....     --     (175,000)
                                ---------------------

Balance at March 31, 2001.......  160,000    795,260          955,260        $ 6.15
                                ---------------------

   Warrants/Options repriced....     --      150,000
   Warrants/Options forfeited
     or canceled................ (100,000)  (750,260)
                                ---------------------

Balance at March 31, 2002........  60,000    195,000          255,000        $ 2.93
                                =====================


                                      F-11

                                   XDOGS, INC.
                          NOTES TO FINANCIAL STATEMENTS


The following table summarizes information about stock options and warrants outstanding at March 31, 2002:


                                                           Warrants & Options
Post Reverse Split           Warrants & Options                Exercisable
                    ------------------------------------  ---------------------
                                   Weighted
                                   Average     Weighted                Weighted
                                  Remaining     Average                Average
   Range of            Number    Contractual   Exercise     Number     Exercise
Exercise Prices     Outstanding  Life (years)  Per Share  Exercisable   Price
---------------     -----------  ------------  ---------  -----------   -----

 $0.01-$0.50          150,000        2.00       $ 0.35      150,000     $ 0.35
 $1.00-$3.00           45,000        1.50       $ 2.08       45,000     $ 2.08
 $5.00-$15.00          60,000        2.08       $10.00       60,000     $10.00

                     ---------                             ---------
                      255,000                               255,000
                     =========                             =========


Options And Warrants--Pro Forma Information

Had compensation cost for all of the stock-based compensation grants and warrants issued been determined based on grant date fair values of awards, reported net loss per share would have been increased to the pro forma amounts shown below:

                                                      For the Years Ended
                                                           March 31,
                                                -------------------------------
                                                    2002               2001
                                                -----------       -------------

Net loss, as reported ....................      $(1,050,670)      $  (5,820,740)
                                                ===========       =============
Pro forma net loss .......................      $(1,057,675)      $  (5,846,904)
                                                ===========       =============

Basic and diluted loss per common
   share, as reported ....................      $     (0.16)      $       (2.24)
                                                ===========       =============
Pro forma basic and diluted loss
   per common share ......................      $     (0.16)      $       (2.25)
                                                ===========       =============


Pro forma information regarding net income and earnings per share is required by SFAS 123 as if the Company had accounted for its issued warrants/options under the fair value method of that Statement. The fair value for these warrants was estimated at the date of issuance using the Black-Scholes option-pricing model with the following assumptions:

Risk-free interest rate.........................................    5.00%
Dividend yield..................................................    0.00%
Volatility factor...............................................  217.00%
Weighted average expected life..................................  2 years

The above pro forma effects on net loss are not likely to be representative of the effects on reported net loss for future years because options vest over several years and additional awards are generally made each year.

                                   XDOGS, INC.
                          NOTES TO FINANCIAL STATEMENTS


NOTE G. INCOME TAXES

At March 31, 2002, the Company has accumulated a net operating loss of approximately ($25,011,410) (including pre-reorganization), which may be used to reduce future taxable income through 2022. A valuation allowance has been recognized to completely reserve for the deferred tax assets related to the loss carryforwards. The reserve has been established because of the uncertainty of future taxable income, which is necessary in order to realize the benefits of the net operating loss carryforwards. Any tax benefits realized in the future from preconfirmation operating loss carryforwards will be reported as a direct addition to additional paid-in capital. The Company's ability to utilize these carryforwards to offset future taxable income is subject to restrictions under
Section 382 of the Internal Revenue Code due to certain changes in the equity ownership of the Company. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for tax purposes. Components of the Company's deferred tax assets are:

                                                              March 31,
                                                    ---------------------------
                                                        2002            2001
                                                    -----------     -----------

Deferred tax assets from net operating loss
  carryforward .................................    $ 8,503,879     $ 8,386,259

Less valuation allowance .......................    $(8,503,879)    $(8,386,259)

                                                    -----------     -----------
Net deferred tax assets ........................    $      --       $      --
                                                    ===========     ===========


A reconciliation of the U.S. statutory federal income tax rate to the effective rate is as follows:

                                                                 March 31,
                                                            -----------------
                                                             2002       2001
                                                            ------     ------
U.S. federal statutory graduated rate ..............         34.00%     34.00%
State income tax rate,
   net of federal benefit ..........................          0.00%      0.00%
Net operating loss for which no tax
   benefit is currently available ..................        -34.00%    -34.00%
                                                            ------     ------
                                                              0.00%      0.00%
                                                            ======     ======

NOTE H. LITIGATION

During the year ended March 31, 2002, the Company settled a lawsuit initiated by its former landlord for unpaid rent and expenses in the amount of $33,093 by issuing 50,000 shares of its common stock and paying $8,875.

In October 2001, a vendor filed an action against the Company alleging nonpayment for services. Pursuant to a settlement agreement in January 2002, the Company agreed to pay the vendor $9,000 in February 2002 to settle this dispute. The $9,000 remains outstanding at March 31, 2002 and is included in the accompanying financial statements as litigation liabilities.

A consultant filed a complaint against the Company, alleging that the Company breached its contractual obligations to him and was rewarded a confession of judgment in the amount of $94,000. A litigation liability of $96,093 was recorded at March 31, 2001. During the year ended March 31, 2002, the Company paid a total of $22,363 in interest and principal. The remaining $85,926 in principal is included in the accompanying financial statements as litigation liabilities. The Company is negotiating with the consultant to further reduce the outstanding judgment amount.

                                   XDOGS, INC.
                          NOTES TO FINANCIAL STATEMENTS


A former consultant and shareholder of the Company initiated a legal action against the Company on March 9, 2001 for approximately $118,000 in non-payment of notes, accrued interest and accrued expenses. On November 16, 2001, the consultant/shareholder and the Company agreed to settle the legal action for $125,000. The Company paid $40,000 as of March 31, 2001. The remaining $85,000 of the settlement is included in the accompanying financial statements as litigation liabilities.

The Company was involved in another lawsuit filed by Millennium Holdings Group, which was dismissed with prejudice during the year ended March 31, 2002.

NOTE I. SUBSEQUENT EVENT

In June 2002, the Company and an officer of the Company agreed to convert $500,000 of his outstanding notes payable to the Company into 100 shares of series A cumulative convertible preferred stock. Such preferred stock has a par value of $.001 per share, carries an 8% per annum dividend rate upon declaration by the board of directors, is convertible to 40% of the fully diluted outstanding common stock at any time, and is entitled voting rights on an as converted basis. The Company further agreed to issue 500,000 shares of its common stock in lieu of payment for the accrued interest of the $500,000 notes payable from January 1, 2002 through June 3, 2002.

Additionally, the board of directors approved an amendment to the Company's Articles of Incorporation to increase the number of authorized shares from 20,000,000 to 50,000,000, pending shareholders' approval. The Company has identified a possible merger candidate, however no definitive agreement has been signed.