Form 10QSB
period 2002-06-30
XDOGS COM INC
filed 2002-09-06
CIK 918573

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the quarter ended June 30, 2002

                         Commission file number 1-12850

                                   XDOGS, INC.
                        Formerly known as XDOGS.COM, INC.
         ---------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

                        527 Marquette Avenue, Suite 2130
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


        Yes      X                No
           --------------           ----------------

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 11,363,043 shares of Common Stock, $.01 par value per share, outstanding as of August 30, 2002.

                                   XDOGS, INC.
                                      INDEX

Part I: FINANCIAL INFORMATION
Item 1.  FINANCIAL STATEMENTS

                                                                         Page
                                                                         ----
Item 1. Financial Statements
Condensed balance sheet, June 30, 2002 (unaudited)..........................3
Condensed statements of operations for the three months
     ended June 30, 2002 and 2001 (unaudited)...............................4
Condensed statement of changes in shareholders' deficit
     for the three months
     ended June 30, 2002 (unaudited)........................................5
Condensed statements of cash flows for the three months
     ended June 30, 2002 and 2001 (unaudited)...............................6
Notes to condensed financial statements (unaudited).........................7

Item 2. Management's Discussion and Analysis of Financial Condition
     and Results of Operations..............................................9

Part II: OTHER INFORMATION..................................................11

                                  XDOGS, INC.
                            CONDENSED BALANCE SHEET
                                 JUNE 30, 2002
                                  (Unaudited)


                                     Assets


Current assets:
     Cash ...................................................      $     6,992
                                                                   -----------
                            Total current assets ............            6,992
Furniture and equipment, at cost, net of accumulated
     depreciation (Note 5)...................................            5,025
Deposit......................................................              350
                                                                   -----------

                                                                   $    12,367
                                                                   ===========

                     Liabilities and Shareholders' Deficit

Current liabilities:
     Accounts and notes payable:
        Accounts payable and accrued liabilities.............      $   685,726
        Notes payable, related party (Note 2)................          145,120
        Notes payable, other.................................          235,000
     Dividends payable.......................................            3,000
     Litigation liabilities .................................          179,926
                                                                   -----------

                            Total current liabilities .......        1,248,772
                                                                   -----------

Commitments and contingencies ...............................             --

Shareholders' deficit (Note 4)
     Preferred stock ........................................          500,000
     Common stock ...........................................          118,880
     Additional paid-in capital..............................       10,465,658
     Accrued compensation....................................        2,502,327
     Stock paid for but not issued...........................           22,238
     Retained deficit........................................      (14,845,508)
                                                                   -----------

                            Total shareholders' deficit .....       (1,236,405)
                                                                   -----------
                                                                   $    12,367
                                                                   ===========


            See accompanying notes to condensed financial statements

                                                 XDOGS, INC.
                                   CONDENSED STATEMENTS OF OPERATIONS
                                                (Unaudited)


                                                                                  For the Three Months Ended
                                                                                           June 30,
                                                                               --------------------------------
                                                                                    2002               2001
                                                                               ------------        ------------


Net sales ..............................................................       $       --          $     11,729
Cost of goods sold......................................................               --                (4,718)
                                                                               ------------        ------------

                                                            Gross margin               --                 7,011
                                                                               ------------        ------------

Operating expenses:
    Selling, general and administrative expenses .......................             67,385             339,519
    Stock based consulting and compensation expense (Note 2) ...........             30,000             200,682
    Asset impairment (Note 5) ..........................................             25,080                --
                                                                               ------------        ------------
                                                Total operating expenses            122,465             540,201
                                                                               ------------        ------------

                                                          Operating loss           (122,465)           (533,190)

Non-operating income (expense):
    Interest expense ...................................................            (20,091)            (33,027)
    Litigation liabilities .............................................               --               (10,000)
                                                                               ------------        ------------
                                                Loss before income taxes           (142,556)           (576,217)

Provision (benefit) for income taxes (Note 3) ..........................               --                  --
                                                                               ------------        ------------
                                                                Net loss       $   (142,556)       $   (576,217)
                                                                               ============        ============

                                 Loss attributable to Common Stock after
                                                preferred stock dividend       $   (145,556)       $   (576,217)
                                                                               ============        ============

Basic and diluted loss per common share ................................       $      (0.01)       $      (0.12)
                                                                               ============        ============

Basic and diluted weighted average
    common shares outstanding ..........................................         11,050,543           4,860,492
                                                                               ============        ============


                       See accompanying notes to condensed financial statements




                                           XDOGS, INC.
                        CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS' DEFICIT
                                   April 1, 2002 Through June 30, 2002
                                           (Unautied)



                                                      Preferred Stock               Common Stock
                                                 -----------------------     -------------------------
                                                   Shares      Amount           Shares        Amount
                                                 --------   ------------     ----------   ------------

                    Balance, April 1, 2002           --     $       --       10,513,043   $    105,130

Common stock issued to related
    parties for services
    valued at fair value (Note 2) ........           --             --          150,000          1,500

Common stock issued for cash (Note 4) ....           --             --          425,000          4,250

Common stock to be issued (Note 4) .......           --             --             --             --

Shares issued in exchange for
    related party notes
    and related accrued interest  (Note 2)            100        500,000        500,000          5,000

Dividends on preferred stock .............           --             --             --             --

Common stock issued to
    consultants for services
    valued at fair value (Note 4) ........           --             --          300,000          3,000

Net loss .................................           --             --             --             --
                                             ------------   ------------   ------------   ------------
                    Balance, June 30, 2002            100   $    500,000     11,888,043   $    118,880
                                             ============   ============   ============   ============





                                              Additional                  Common Stock
                                                Paid-in        Accrued    Paid For, but    Retained
                                                Capital     Compensation    Not Issued      Deficit         Total
                                             ------------   ------------   -------------  ------------    ------------

                    Balance, April 1, 2002   $ 10,414,313   $  2,502,327   $       --     $(14,699,952)   $ (1,678,182)

Common stock issued to related
    parties for services
    valued at fair value (Note 2) ........          3,500           --             --             --             5,000

Common stock issued for cash (Note 4) ....         16,050           --             --             --            20,300

Common stock to be issued (Note 4) .......           --             --           22,238           --            22,238

Shares issued in exchange for
    related party notes
    and related accrued interest  (Note 2)         19,795           --             --             --           524,795

Dividends on preferred stock .............           --             --             --           (3,000)         (3,000)

Common stock issued to
    consultants for services
    valued at fair value (Note 4) ........         12,000           --             --             --            15,000

Net loss .................................           --             --             --         (142,556)       (142,556)
                                             ------------   ------------   ------------   ------------    ------------
                    Balance, June 30, 2002   $ 10,465,658   $  2,502,327   $     22,238   $(14,845,508)   $ (1,236,405)
                                             ============   ============   ============   ============    ============




                                    See accompanying notes to condensed financial statements




                                                  XDOGS, INC.
                                     CONDENSED STATEMENTS OF CASH FLOWS
                                                  (Unaudited)


                                                                                    For the Three Months Ended
                                                                                            June 30,
                                                                                  -------------------------------
                                                                                     2002                 2001
                                                                                  ---------            ---------

                                          Net cash (used in) o$erating activities $(193,562)           $(550,157)
                                                                                  ---------            ---------

Cash flow from investing activities:
       Purchases of equipment ...................................................      --                (12,305)
                                                                                  ---------            ---------
                                          Net cash (used in) investing activities      --                (12,305)
                                                                                  ---------            ---------

Cash flow from financing activities:
        Net proceeds from sale of common stock ..................................    42,538              147,683
        Advance from shareholder ................................................      --                290,000
                                                                                  ---------            ---------
                                        Net cash provided by financing activities    42,538              437,683
                                                                                  ---------            ---------

                                                               Net change in cash  (151,024)            (124,779)

Cash at beginning of period .....................................................   158,016              282,795
                                                                                  ---------            ---------

Cash at end of period ........................................................... $   6,992            $ 158,016
                                                                                  =========            =========

Supplemental cash flow information:
       Cash paid for interest ................................................... $    --              $    --
                                                                                  =========            =========
       Cash paid for income taxes ............................................... $    --              $    --
                                                                                  =========            =========

       Noncash investing and financing activities:
            Liability accrued for web site development .......................... $    --              $ 200,000
                                                                                  =========            =========
            Stock issued for retirement of AP, debt and interest ................ $    --              $ 453,423
                                                                                  =========            =========
          Shares issued for retirement of notes and interest (Note 2) ........... $ 524,795            $    --
                                                                                  =========            =========



                                      See accompanying ntoes to condensed financial statements



                                   XDOGS, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)


Note 1:  Unaudited Financial Information

The unaudited condensed financial statements presented herein have been prepared by the Company in accordance with the accounting policies in its annual Form 10-KSB report dated March 31, 2002 and should be read in conjunction with the notes thereto.

In the opinion of management, all adjustments (consisting only of normal recurring adjustments) which are necessary to provide a fair presentation of operating results for the interim periods presented have been made. The results of operations for the three months period ended June 30, 2002 are not necessarily indicative of the results to be expected for the fiscal year ending March 31, 2003.

Note 2: Related Party Transactions

During the three months ended June 30, 2002, the Company issued 40,000 shares of its common stock, valued at $4,000, to an officer in lieu of a salary payment. The Company also accrued, but did not pay, the officer $15,000 for the three months ended June 30, 2002. In addition, the Company issued 10,000 shares of common stock, valued at $1,000, to an employee in lieu of a severance payment. Also, the Company issued a Director of the Company 100,000 shares of common stock, valued at $10,000, as compensation in lieu of Director's fees. For financial accounting purposes, the Company valued the common stock transactions based on the OTCBB quoted market price.

In June 2002, the Company issued 100 shares of its Series A Preferred Stock and 500,000 shares of common stock, respectively, to an officer in exchange for the extinguishment of notes payable totalling $500,000 and accrued interest payable on the notes totalling $24,795. The 100 shares of Series A Preferred Stock are convertible into the number of shares of common stock sufficient to represent 40 percent of the fully diluted shares outstanding after their issuance. The Series A Preferred Stock pays eight percent dividends. The dividends are cumulative and payable quarterly. The Series A Preferred Stock carries a liquidating preference, over all other classes of stock, equal to the amount paid for the stock plus any unpaid dividends. The Series A Preferred Stock provides for voting rights on an "as converted to common stock" basis.

The Board of Directors has the authority to issue, at any time or from time to time, up to 1 million shares of preferred stock in one or more series. The voting rights and such designations, preferences, limitations and special rights are, subject to terms of the Company's Articles of Incorporation, determined by the Board of Directors.

Note 3:  Income Taxes

The Company records its income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes". The Company incurred net operating losses during the three months ended June 30, 2002 resulting in a deferred tax asset, which was fully allowed for; therefore, the net benefit and expense resulted in $-0-income taxes.

                                  XDOGS, INC.
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  (Unaudited)


Note 4: Shareholders' Deficit

During the three months ended June 30, 2002, the Company issued 300,000 shares of its common stock, valued at $15,000, to a consultant. For financial accounting purposes, the Company valued the common stock transactions based on the OTCBB quoted market price.

During the three months ended June 30, 2002, the Company sold 425,000 shares of its common stock for $20,300. The Company also received $22,328 for shares of common stock to be issued in the next quarter.

Note 5: Asset Impairment

Effective April 1, 2002, management reviewed its property and equipment for impairment and wrote down the property and equipment to its salvage value. The Company took a charge to operations during the quarter of $25,080.

PART I - ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

     This report contains "forward-looking" statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are based on certain assumptions and describe our future plans, strategies and expectations. They are generally identifiable by use of the words "believe", "expect", "intend", "anticipate", "estimate", "project" or similar expressions. These statements are not guarantees of future performance, events or results and involve potential risks and uncertainties. Accordingly, actual performance, events or results may differ materially from such forward-looking statements. We undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

     Factors that could cause actual results to differ materially from current expectations include, but are not limited to, risks associated with our acquisition strategy, changes in general economic conditions, changes in interest rates, legislative and regulatory changes, the unavailability of equity and debt financing, unanticipated costs associated with our potential acquisitions, ability to meet competition, loss of existing key personnel, ability to hire and retain future personnel, our failure to manage our growth effectively and the other risks identified in this filing or our other reports filed with the U.S. Securities and Exchange Commission. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.

     The following information should be read in conjunction with the consolidated condensed financial statements and the notes thereto included in
Item 1 of this Quarterly Report, and our other filings made with the Securities and Exchange Commission.

RESULTS OF OPERATIONS AND PLAN OF OPERATION

Limited or No Real Operations

     As of June 30, 2002, we had limited operations with minimal revenues that generated a loss. Due to general economic conditions and the ensuing downturn in e-commerce and internet-based businesses generally, we abandoned our prior business plan to exploit our exclusive distribution rights via the internet and re-focused our strategy and adopted a traditional wholesale to retail sales distribution model seller of specialty action sports hard goods and related apparel which we have been implementing since August, 2000. This has provided no substantial operations or revenues to date and we do not anticipate that it will. In our current form, we expect to continue to generate significant losses and without additional funding through private placements of our common stock, which cannot be guaranteed, it is highly unlikely that we can continue to operate. As a result, we have been focusing on a plan of operation entailing a strategic acquisition or acquisitions to enhance shareholder value.

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

     We plan to execute a definitive transaction agreement prior to December 5, 2002. bigTime is subject to a no-shop agreement only through September 5, 2002. We are continuing our due diligence investigation of bigTime's business.

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

Financing Activities

     We have most recently been funding our obligations through the issuance of our common stock for services rendered or for cash in private placements. We may seek additional funds in the private or public equity or debt markets in order to execute its plan or operation and business strategy. There can be no assurance that we will be able to attract capital or obtain such financing when needed on acceptable terms, or at all, in which case our ability to execute our business strategy will be impaired and we may need to cease operations.

Operations for Fiscal 2002

     As of June 30, 2002, we had current assets of $6,992, total assets of $12,357 and total current liabilities of $1,248,921. We had no net sales for this period. During this period, our total expenses were $142,566. Our selling, general, and administrative expenses was $67,385, our interest expense was $20,000, our stock-based consulting and compensation expense relating to stock issued for services was $30,000 and we took a charge to operations of approximately $25,000 for equipment. We had a net loss for the quarter ended June 30, 2002 of $0.01 per share.

LIQUIDITY AND CAPITAL RESOURCES

     Essentially, we have no cash. Our cash and cash equivalents were $6,992 on June 30, 2002, compared to $158,016 on June 30, 2001. As a result of having no cash, we meet our liquidity needs through the issuance of our common shares for cash or for services rendered. For this quarter, we issued 425,000 shares of our common stock in private placements raising $42,538 and 450,000 shares for services rendered. We also issued during through this date, 100 shares of Series A Convertible Preferred Stock for debt forgiveness. See Item 2 - Change in Securities.

     During the three months ended June 30, 2002, we used no cash in investing activities. Our financing activities for the 2002 period provided cash of $42,538 as compared to $437,683 for the same period in 2001.

     We plan to raise additional capital during the coming fiscal year, but currently have not located additional funding. Our ability to continue operations is highly dependent upon our ability to obtain immediate additional financing, or generate revenues from a combined operation with bigTime or another acquisition candidate, none of which can be guaranteed. Unless additional funding is located, it is highly unlikely that we can continue to operate. Ultimately, our success is dependent upon our ability to generate revenues from a combined operation with one of our acquisition candidates and to achieve profitability, which is dependent upon a number of factors, including the sustained profitability of the operations of these candidates. There is no assurance that even with adequate financing or combined operations, we will generate revenues and be profitable.

PART II - OTHER INFORMATION

ITEM 1. - LEGAL PROCEEDINGS

     Mr. Henry Furst filed a complaint against us in the U.S. District Court for the District of Minnesota alleging that we breached our contractual obligations to him and seeking $144,000 in damages. The parties subsequently negotiated a settlement whereby we agreed to pay Mr. Furst $94,000 in installments and executed a confession of judgment in favor of Mr. Furst for that amount. We failed to pay Mr. Furst in accordance with this settlement agreement. In June 2002, pursuant to an agreement, we agreed with Mr. Furst to pay him $14,500 on June 13, 2002 in satisfaction of his judgment against us. We have not made this payment yet.

     On or about March 14, 2000, our former advisory consultant, Stephen Carlson, loaned us $100,000. We executed a note in favor of Mr. Carlson that required payment in full on December 31, 2000. We are in default and Mr. Carlson on March 9, 2001, initiated a legal action against us in the District Court of Hennepin County to collect the loan. We also granted to Mr. Carlson options to purchase 60,000 shares of Common Stock, all of which are not-in-the money. In November 2001, we entered into a settlement agreement with Mr. Carlson whereby we agreed to pay him $125,000 over time and on or before June 30, 2002 and secured our obligation with our President's personal assets. To date, we have paid Mr. Carlson $45,000 and own him $80,000.

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

ITEM 2.- CHANGES IN SECURITIES

     a. See b. below

     b. Preferred Stock. Our Articles of Incorporation authorize us to issue up to 1,000,000 shares of preferred stock, par value $.10 per share, with such classes, series and preferences as our Board of Directors may determine from time to time. In June 2002, our Board of Directors authorized the creation of 100 shares of Series A Convertible Preferred Stock (the "Series A Preferred Stock"). Our Board further agreed to issue all of the Series A Preferred Stock to our Chairman and President, Kent Rodriguez, in satisfaction of $500,000 of loans made by Mr. Rodriguez.

     The Series A Preferred Stock accrues dividends at the rate of 8% per annum on the original purchase price for the shares. If declared by the Board of Directors, these dividends are payable quarterly, beginning in September 2002. We are prohibited from paying any dividends on our Common Stock until all accrued dividends are paid on our Series A Preferred Stock.

     If we liquidate or dissolve, and after payment of our debts, the holders of the Series A Preferred Stock are entitled to a preference payment before we make any distributions to our common stockholders. The preference amount equals the original purchase price for the Series A Preferred shares plus accrued, but unpaid dividends.

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

     Regardless of whether there are a sufficient number of shares of common stock to permit conversion of the Series A Preferred Stock, the Series A Preferred Stock votes at all times on as as-if converted basis. Mr. Rodriguez's right to vote the Series A Preferred Stock together with his other holdings in us represents a majority of the voting power of our outstanding securities. Other than the Series A Preferred Stock, no preferred stock has been issued.

     c. Recent Sales of Unregistered Securities. During the quarter ended June 30, 2002, we issued an aggregate of 425,000 shares of our Common Stock to two accredited investors for cash. We also issued an aggregate of 450,000 shares of our Common Stock to four accredited investors (including 40,000 shares to our Chief Executive Officer) in exchange for consulting services or employment compensation. Finally, we issued 100 shares of our Series A Convertible Preferred Stock to our Chief Executive Officer in exchange for notes and interest on them. We relied on Section 4(2) of the Securities Act of 1933, as amended, for the issuance of all of these securities.

     d. None.

ITEM 3. - DEFAULTS UPON SENIOR SECURITIES.  None.

ITEM 4.- SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.  None

ITEM 5.- OTHER INFORMATION.  None.

ITEM 6. - EXHIBITS AND REPORTS ON FORM 8-K.

     a. Exhibits -



Exhibit
Number   Description                                                                       Page
-------  -----------                                                                       ----

3.1      Restated Articles of Incorporation (Incorporated by reference to                   *
         Exhibit 3.1 to Registration Statement on Form SB-2, Registration
         No. 33-74240C).
3.2      Restated Bylaws (Incorporated by reference to Exhibit 3.2 to                       *
         Registration Statement on Form SB-2, Registration No.
         33-74240C).
3.3      Articles of Incorporation for the State of Nevada. (Incorporated by
         reference to Exhibit 2.2 to Form 10-KSB filed February 2000)                       *
3.4      Articles of Merger for the Colorado Corporation
         and the Nevada Corporation (Incorporated by reference to Exhibit 3.4               *
         to Form 10-KSB
         filed February 2000)
3.5      Bylaws of the Nevada Corporation (Incorporated by reference to Exhibit 3.5         *
         to Form 10-KSB filed February 2000)
4.1      Specimen of Common Stock (Incorporated by reference to Exhibit                     *
         4.1 to Registration Statement on Form SB-2, Registration No.
         33-74240C).
4.2      Certificate of Designation of Series and Determination of Rights and
         Preferences of Series A Convertible Preferred Stock (Incorporated by
         reference to Exhibit 4.2 to Form 10-KSB filed July 12, 2002.)                      *
10.1     Incentive Compensation and Employment Agreement for Kent A. Rodriguez              *
         (Incorporated by Reference to Exhibit 10.12 of our Form 10-KSB
         filed July 20, 2001)
99.1     Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002



* Incorporated by reference to a previously filed exhibit or report.

     b. Reports on Form 8-K. On June 18, 2002, we filed a Report on Form 8-K disclosing our intent to acquire bigTime sports apparel, inc.

                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

     Dated: September 6, 2002.

                                       XDOGS, INC.



                                       By /s/ Kent A. Rodrieguez
                                         ---------------------------------------
                                              Kent A. Rodriguez, Chairman and
                                              Chief Executive Officer



                                  CERTIFICATION

     I, Kent A. Rodrieguez, certify that:

     1. I have reviewed this quarterly report on Form 10-QSB of XDOGS, Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

     Dated: September 6, 2002.

                                    /s/ Kent A. Rodrieguez
                                    --------------------------------------------
                                    Kent A. Rodriguez, Chairman and Chief
                                    Executive Officer of XDOGS, Inc. (Principal
                                    Executive and Financial Officer)




                                INDEX TO EXHIBITS

Exhibit
Number       Description                                                                       Page
-------      -----------                                                                       ----

3.1          Restated Articles of Incorporation (Incorporated by reference to                    *
             Exhibit 3.1 to Registration Statement on Form SB-2, Registration
             No. 33-74240C).
3.2          Restated Bylaws (Incorporated by reference to Exhibit 3.2 to                        *
             Registration Statement on Form SB-2, Registration No.
             33-74240C).
3.6          Articles of Incorporation for the State of Nevada. (Incorporated by
             reference to Exhibit 2.2 to Form 10-KSB filed February 2000)                        *
3.7          Articles of Merger for the Colorado Corporation
             and the Nevada Corporation (Incorporated by reference to Exhibit 3.4                *
             to Form 10-KSB filed February 2000)
3.8          Bylaws of the Nevada Corporation (Incorporated by reference to Exhibit 3.5          *
             to Form 10-KSB filed February 2000)
4.1          Specimen of Common Stock (Incorporated by reference to Exhibit                      *
             4.1 to Registration Statement on Form SB-2, Registration No.
             33-74240C).
4.3          Certificate of Designation of Series and Determination of Rights and
             Preferences of Series A Convertible Preferred Stock (Incorporated by
             reference to Exhibit 4.2 to Form 10-KSB filed July 12, 2002.)                       *
10.1         Incentive Compensation and Employment Agreement for Kent A. Rodriguez               *
             (Incorporated by Reference to Exhibit 10.12 of our Form 10-KSB
             filed July 20, 2001)
99.1         Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002



* Incorporated by reference to a previously filed exhibit or report.