Form 10QSB
period 2002-09-30
XDOGS COM INC
filed 2002-11-25
CIK 918573

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the quarter ended September 30, 2002
                         Commission file number 1-12850

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

                                                                 Yes [X]  No [ ]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 14,280,543 shares of Common Stock, $.01 par value per share, outstanding as of November 18, 2002.

                                   XDOGS, INC.
                                      INDEX

Part I: FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS

                                                                            Page
Item 1. Financial Statements

Condensed balance sheet, September 30, 2002 (unaudited)...................... 3
Condensed statements of operations for the three and six months ended September 30, 2002 and 2001 (unaudited)........................... 4
Condensed statement of changes in shareholders' deficit
     for the three and six months ended September 30, 2002 (unaudited)....... 5
Condensed statements of cash flows for the three and six months ended September 30, 2002 and 2001 (unaudited)........................... 6
Notes to condensed financial statements (unaudited).......................... 7

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3.  Controls and Procedures.............................................

Part II: OTHER INFORMATION...................................................

                                  XDOGS, INC.
                            CONDENSED BALANCE SHEET
                               SEPTEMBER 30, 2002
                                  (Unaudited)

                                     Assets
Current assets:
    Cash .....................................................     $     10,143
    Advances to merger candidate .............................            2,986
                                                                   ------------
                                 Total current assets ........           13,129
Furniture and equipment, at cost, net of
     accumulated depreciation (Note 5) .......................            5,025
Deposit ......................................................              350
                                                                   ------------

                                                                   $     18,504
                                                                   ============

                     Liabilities and Shareholders' Deficit
Current liabilities:
     Accounts and notes payable:
        Accounts payable and accrued liabilities .............     $    712,318
        Notes payable, related party (Note 2) ................          145,120
        Notes payable, other .................................          235,000
     Dividends payable .......................................           13,000
     Litigation liabilities ..................................          179,926
                                                                   ------------

                            Total current liabilities ........        1,285,364
                                                                   ------------

Commitments and contingencies ................................             --

Shareholders' deficit (Notes 2 and 4):
     Preferred stock .........................................          500,000
     Common stock ............................................          135,755
     Additional paid-in capital ..............................       10,550,013
     Accrued compensation ....................................        2,502,327
     Retained deficit ........................................      (14,954,955)
                                                                   ------------
                          Total shareholders' deficit ........       (1,266,860)
                                                                   ------------
                                                                   $     18,504
                                                                   ============


            See accompanying notes to condensed financial statements


                                                        XDOGS, INC.
                                            CONDENSED STATEMENTS OF OPERATIONS
                                                        (Unaudited)


                                                                       Three Months Ended               Six Months Ended
                                                                          September 30,                   September 30,
                                                                  ----------------------------    ----------------------------
                                                                      2002            2001            2002            2001
                                                                  ------------    ------------    ------------    ------------
Net sales .....................................................   $       --      $      2,590    $       --      $     14,319
Cost of goods sold ............................................           --            (1,295)           --            (6,013)
                                                                  ------------    ------------    ------------    ------------

                                                   Gross margin           --             1,295            --             8,306
                                                                  ------------    ------------    ------------    ------------

Operating expenses:
    Selling, general and administrative expenses ..............         56,855         119,506         124,240         459,025
    Stock-based consulting and compensation expense (Note 2) ..         32,500          82,448          62,500         283,130
    Asset impairment (Note 5) .................................           --              --            25,080            --
                                                                  ------------    ------------    ------------    ------------
                                       Total operating expenses         89,355         201,954         211,820         742,155
                                                                  ------------    ------------    ------------    ------------

                                                 Operating loss        (89,355)       (200,659)       (211,820)       (733,849)

Non-operating income (expense):
    Interest expense ..........................................        (10,092)        (26,731)        (30,183)        (59,758)
    Litigation liabilities ....................................           --              --              --              --
                                                                  ------------    ------------    ------------    ------------
                                       Loss before income taxes        (99,447)       (227,390)       (242,003)       (793,607)

Provision for income taxes (Note 3) ...........................           --              --              --              --
                                                                  ------------    ------------    ------------    ------------
                                                       Net loss   $    (99,447)   $   (227,390)   $   (242,003)   $   (793,607)
                                                                  ============    ============    ============    ============

                        Loss attributable to Common Stock after
                                      preferred stock dividends   $   (112,447)   $   (227,390)   $   (255,003)   $   (793,607)
                                                                  ============    ============    ============    ============

Basic and diluted loss per common share .......................   $      (0.01)   $      (0.03)   $      (0.02)   $      (0.14)
                                                                  ============    ============    ============    ============

Basic and diluted weighted average
    common shares outstanding .................................     12,158,043       6,511,742      11,503,281       5,718,409
                                                                  ============    ============    ============    ============


                                 See accompanying notes to condensed financial statements


                                                      XDOGS, INC.
                              CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS' DEFICIT
                                      April 1, 2002 Through September 30, 2002
                                                      (Unaudited)

                                                              Preferred Stock                 Common Stock
                                                        ---------------------------   ---------------------------
                                                           Shares         Amount         Shares         Amount
                                                        ------------   ------------   ------------   ------------
                               Balance, April 1, 2002           --     $       --       10,513,043   $    105,130

Common stock issued to related parties for services
    valued at fair value (Note 2) ...................           --             --          150,000          1,500

Common stock issued for cash (Note 4) ...............           --             --        1,462,500         14,625

Shares issued in exchange for related party notes
    and related accrued interest  (Note 2) ..........        100            500,000        500,000          5,000

Dividends on preferred stock ........................           --             --             --             --

Common stock issued to attorney for services
    valued at fair value (Note 4) ...................           --             --          300,000          3,000

Common stock issued to consultants for services
    valued at fair value (Note 4) ...................           --             --          650,000          6,500

Net loss ............................................           --             --             --             --
                                                        ------------   ------------   ------------   ------------
                          Balance, September 30, 2002            100   $    500,000     13,575,543   $    135,755
                                                        ============   ============   ============   ============

Table continues below.

                                                         Additional
                                                          Paid-in        Accrued        Retained
                                                          Capital      Compensation     Deficit          Total
                                                        ------------   ------------   ------------    ------------
                               Balance, April 1, 2002   $ 10,414,313   $  2,502,327   $(14,699,952)   $ (1,678,182)

Common stock issued to related parties for services
    valued at fair value (Note 2) ...................         13,500           --             --            15,000

Common stock issued for cash (Note 4) ...............         64,450           --             --            79,075

Shares issued in exchange for related party notes
    and related accrued interest  (Note 2) ..........         19,750           --             --           524,750

Dividends on preferred stock ........................           --             --          (13,000)        (13,000)

Common stock issued to attorney for services
    valued at fair value (Note 4) ...................         12,000           --             --            15,000

Common stock issued to consultants for services
    valued at fair value (Note 4) ...................         26,000           --             --            32,500

Net loss ............................................           --             --         (242,003)       (242,003)
                                                        ------------   ------------   ------------    ------------
                          Balance, September 30, 2002   $ 10,550,013   $  2,502,327   $(14,954,955)   $ (1,266,860)
                                                        ============   ============   ============    ============


                             See accompanying notes to condensed financial statements


                                          XDOGS, INC.
                              CONDENSED STATEMENTS OF CASH FLOWS
                                          (Unaudited)

                                                                        For the Six Months Ended
                                                                              September 30,
                                                                         ----------------------
                                                                            2002         2001
                                                                         ---------    ---------
                               Net cash (used in) operating activities   $ (68,988)   $(214,000)
                                                                         ---------    ---------

Cash flow from financing activities:
        Net proceeds from sale of common stock .......................      79,075      214,000
                                                                         ---------    ---------
                             Net cash provided by financing activities      79,075      214,000
                                                                         ---------    ---------

                                                    Net change in cash      10,087         --

Cash at beginning of period ..........................................          56         --
                                                                         ---------    ---------

Cash at end of period ................................................   $  10,143    $    --
                                                                         =========    =========

Supplemental cash flow information:
       Cash paid for interest ........................................   $    --      $    --
                                                                         =========    =========
       Cash paid for income taxes ....................................   $    --      $    --
                                                                         =========    =========

       Noncash investing and financing activities:
          Liability accrued for web site development .................   $    --      $ 200,000
                                                                         =========    =========
          Stock issued for retirement of AP, debt and interest .......   $    --      $ 453,423
                                                                         =========    =========
          Shares issued for retirement of notes and interest (Note 2)    $ 524,750    $    --
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

Note 2: Related Party Transactions

During the six months ended September 30, 2002, the Company issued 40,000 shares of its common stock, valued at $4,000, to an officer in lieu of a salary payment. The Company also accrued, but did not pay, the officer $30,000 for the six months ended September 30, 2002. In addition, the Company issued 10,000 shares of common stock, valued at $1,000, to an employee in lieu of a severance payment. Also, the Company issued a Director of the Company 100,000 shares of common stock, valued at $10,000, as compensation in lieu of Director's fees. For financial accounting purposes, the Company valued the common stock transactions based on the OTCBB quoted market price.

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

The Company signed a letter of intent to acquire a private company in June 2002. However, no definitive agreement has been executed. Since the signing of the letter of intent, the president of the Company has been engaged in a due diligence evaluation of the target company. In addition, the president of the Company has been assisting the target company with financing matters. The accompanying financial statements include the travel and other out-of-pocket costs of the Company's president to conduct the due diligence evaluation.

The Board of Directors has the authority to issue, at any time or from time to time, up to 1 million shares of preferred stock in one or more series. The voting rights and such designations, preferences, limitations and special rights are, subject to terms of the Company's Articles of Incorporation, determined by the Board of Directors.

                                   XDOGS, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 3: Income Taxes

The Company records its income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes". The Company incurred net operating losses during the six months ended September 30, 2002 resulting in a deferred tax asset, which was fully allowed for; therefore, the net benefit and expense resulted in $-0-income taxes.

Note 4: Shareholders' Deficit

During the six months ended September 30, 2002, the Company issued 650,000 shares of its common stock, valued at $32,500, to three consultants. For financial accounting purposes, the Company valued the common stock transactions based on the OTCBB quoted market price.

During the six months ended September 30, 2002, the Company issued 300,000 shares of its common stock, valued at $15,000, to its attorney. For financial accounting purposes, the Company valued the common stock transactions based on the OTCBB quoted market price.

During the six months ended September 30, 2002, the Company sold 1,462,500 shares of its common stock for $79,075.

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

     The following information should be read in conjunction with the condensed financial statements and the notes thereto included in Item 1 of this Quarterly Report, and our other filings made with the Securities and Exchange Commission.

RESULTS OF OPERATIONS AND PLAN OF OPERATION

Limited or No Real Operations

     As of September 30, 2002, we had limited operations with no revenues that generated a loss. In our current form, we expect to continue to generate significant losses and without additional funding through private placements of our common stock, which cannot be guaranteed, it is highly unlikely that we can continue to operate. As a result, we have been focusing all of our efforts on acquiring bigTime sports apparel, inc., an Oklahoma corporation ("bigTime") as explained below to enhance shareholder value.

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

     The parties originally intended to execute a definitive transaction agreement prior to December 5, 2002, and have verbally agreed to a thirty day extension until January 5, 2003. We are continuing our due diligence investigation of bigTime's business.

     Since signing the letter of intent, our Chief Executive Officer, Kent Rodriguez, has spent a significant amount of time at bigTime in Oklahoma conducting due diligence and managing its business as an in-house CFO and COO in an effort to position bigTime for the proposed transaction and to attract capital and financing opportunities. Neither the Company nor Mr. Rodriguez has received separate compensation from bigTime for these services.

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

Operations for the Three Months Ended September 30, 2002

     As of September 30, 2002, we had current assets of $13,129, total assets of $18,504 and total current liabilities of $1,285,364. We had no net sales for this period. During this period, our total expenses were $89,355, compared to $201,954 for the same period last year. Our selling, general, and administrative expenses were $56,855, compared to $119,506 for the same period last year, and our interest expense was $10,092, compared to $26,731 for the same period last year. We had a net loss for the quarter ended September 30, 2002 of $99,447 and a basic and diluted loss of $0.01 per common share.

LIQUIDITY AND CAPITAL RESOURCES

     We have very little cash. Our cash and cash equivalents were $10,143 on September 30, 2002, compared to $-0- on September 30, 2001. As a result of having little cash, we meet our liquidity needs through the issuance of our common shares for cash or for services rendered. For the six months ended September 30, 2002, we issued 1,100,000 shares of our common stock, valued at $62,500, for consultant services and compensation, and sold 1,462,500 shares of common stock for $79,075.

     During the six months ended September 30, 2002, we used no cash in investing activities. Our financing activities for this period provided cash of $79,075 as compared to $214,000 for the same period in 2001.

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

CONTROLS AND PROCEDURES

Within the 90 days prior to the date of this report, Kent Rodriguez, our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15b under the Securities Exchange Act of 1934. Based on his review of our disclosure controls and procedures, Mr. Rodriguez has concluded that our disclosure controls and procedures are effective in timely alerting him to material information relating to us that is required to be included in our periodic SEC filings. Further, there were no significant changes in the internal controls or in other factors that could significantly affect these controls after the evaluation date and the date of this report.

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

ITEM 2.- CHANGES IN SECURITIES

     a.   None.

     b.   None.

     c. Recent Sales of Unregistered Securities. During the three months ended September 30, 2002, we issued 350,000 shares of our Common Stock to two consultants. We also issued an aggregate of 1,037,500 shares of our Common Stock to investors for $75,075. We relied on Section 4(2) of the Securities Act of 1933, as amended, for the issuance of all of these securities.

     c.   None.

ITEM 3.- DEFAULTS UPON SENIOR SECURITIES.  None.

ITEM 4.- SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.  None

ITEM 5.- OTHER INFORMATION.  None.

ITEM 6.- EXHIBITS AND REPORTS ON FORM 8-K.

     a.   Exhibits -

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

3.2         Restated Bylaws (Incorporated by reference to Exhibit 3.2      *
            to Registration Statement on Form SB-2, Registration No.
            33-74240C).

3.3         Articles of Incorporation for the State of Nevada.             *
            (Incorporated by reference to Exhibit 2.2 to Form 10-KSB filed February 2000)

3.4         Articles of Merger for the Colorado Corporation and the        *
            Nevada Corporation (Incorporated by reference to Exhibit
            3.4 to Form 10-KSB filed February 2000)

3.5         Bylaws of the Nevada Corporation (Incorporated by              *
            reference to Exhibit 3.5 to Form 10-KSB filed February
            2000)

4.1         Specimen of Common Stock (Incorporated by reference to         *
            Exhibit 4.1 to Registration Statement on Form SB-2,
            Registration No. 33-74240C).

4.2         Certificate of Designation of Series and Determination of      *
            Rights and Preferences of Series A Convertible Preferred
            Stock (Incorporated by reference to Exhibit 4.2 to Form
            10-KSB filed July 12, 2002.)

10.1        Incentive Compensation and Employment Agreement for Kent       *
            A. Rodriguez (Incorporated by Reference to Exhibit 10.12
            of our Form 10-KSB filed July 20, 2001)

99.1 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Incorporated by reference to a previously filed exhibit or report.

     b.   Reports on Form 8-K. None.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               XDOGS, INC.
                                               By: /s/ Kent Rodriguez
                                               ---------------------------------
Date: November 25, 2002                        Kent Rodriguez
                                               Chief Executive Officer
                                               Chief Accounting Officer

                            CERTIFICATION PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Kent Rodriguez, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Xdogs, Inc. (the "Registrant");

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report my conclusions about the effectiveness of the disclosure controls and procedures based on myr evaluation as of the Evaluation Date;

5. I have disclosed, based on my most recent evaluation, to the Registrant's auditors:

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

6. I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 25, 2002.

                                         By: /s/ Kent Rodriguez
                                         ----------------------
                                         Kent Rodriguez, Chief Executive Officer
                                         and Chief Accounting Officer