Form 10QSB
period 2002-12-31
XDOGS COM INC
filed 2003-02-24
CIK 918573

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the quarter ended December 31, 2002
                         Commission file number 1-12850

                                   XDOGS, INC.
                        Formerly known as XDOGS.COM, INC.
         ---------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

                        126 North Third Street, Suite 407
                          Minneapolis, Minnesota 55401
                     --------------------------------------
                    (Address of principal executive offices)

Incorporated under the laws of                                 84-1168832
     the State of Nevada                                       ----------
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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 17,868,543 shares of Common Stock, $.01 par value per share, outstanding as of February 21, 2003.

                                   XDOGS, INC.
                                      INDEX


Part I: FINANCIAL INFORMATION
Item 1.  FINANCIAL STATEMENTS


                                                                            Page
                                                                            ----
Item 1. Financial Statements
Condensed balance sheet, December 31, 2002 (unaudited)....................... 3
Condensed statements of operations for the three and nine months ended December 31, 2002 and 2001 (unaudited)............................ 4
Condensed statement of changes in shareholders' deficit for the nine months ended December 31, 2002 (unaudited).............................. 5
Condensed statements of cash flows for the nine months
     ended December 31, 2002 and 2001 (unaudited)............................ 6
Notes to condensed financial statements (unaudited).......................... 7

Item 2. Management's Discussion and Analysis of Financial Condition
     and Results of Operations............................................... 10

Item 3.Controls and Procedures............................................... 12

Part II: OTHER INFORMATION................................................... 12

                                  XDOGS, INC.
                            CONDENSED BALANCE SHEET
                               DECEMBER 31, 2002
                                  (Unaudited)




                                     Assets


Current assets:


    Cash ........................................................  $        208
                                                                   ------------
                                             Total current assets           208


Furniture and equipment, at cost, net of accumulated
     depreciation (Note 6) ......................................         5,025
                                                                   ------------
                                                                   $      5,233
                                                                   ============




                        Liabilities and Shareholders' Deficit


Current liabilities:
      Accounts and notes payable:
         Accounts payable and accrued liabilities ...............  $    474,936
         Indebtedness to related party (Note 2) .................        72,590
         Notes payable, related party (Note 2) ..................       145,120
         Notes payable, other ...................................       235,000
      Dividends payable .........................................        23,444
      Litigation liabilities ....................................       174,926
                                                                   ------------
                                        Total current liabilities     1,126,016
                                                                   ------------

Commitments and contingencies ...................................          --





Shareholders' deficit (Notes 2 and 5):
      Preferred stock ...........................................       500,000
      Common stock ..............................................       148,555
      Additional paid-in capital ................................    10,567,463
      Accrued compensation ......................................     2,502,327
      Retained deficit ..........................................   (14,839,128)
                                                                   ------------
                                      Total shareholders' deficit    (1,120,783)
                                                                   ------------
                                                                   $      5,233
                                                                   ============


            See accompanying notes to condensed financial statements



                                                   XDOGS, INC.
                                       CONDENSED STATEMENTS OF OPERATIONS
                                                   (Unaudited)



                                                        Three Months Ended              Nine Months Ended
                                                           December 31,                    December 31,
                                                   ----------------------------    ----------------------------
                                                       2002            2001            2002            2001
                                                   ------------    ------------    ------------    ------------
Net sales ......................................   $       --      $     36,610    $       --      $     50,929
Cost of goods sold .............................           --           (12,553)           --           (18,566)
                                                   ------------    ------------    ------------    ------------
                                    Gross profit           --            24,057            --            32,363
                                                   ------------    ------------    ------------    ------------

Operating expenses:
    Selling expenses ...........................           --             3,062            --            31,076
    General and administrative expenses ........         54,258          97,476         178,498         528,487
    Stock-based consulting and
       compensation expense (Note 2) ...........          1,000          32,653          63,500         315,783
    Asset impairment (Note 6) ..................           --              --            25,080            --
                                                   ------------    ------------    ------------    ------------
                        Total operating expenses         55,258         133,191         267,078         875,346
                                                   ------------    ------------    ------------    ------------
                                  Operating loss        (55,258)       (109,134)       (267,078)       (842,983)


Non-operating income (expense):
     Interest expense ..........................        (10,091)        (24,646)        (40,274)        (84,404)
     Gain on debt settlements (Note 4) .........        189,950            --           189,950            --
     Other income ..............................          1,670            --             1,670            --
                                                   ------------    ------------    ------------    ------------
              Income (loss) before income taxes         126,271        (133,780)       (115,732)       (927,387)

Provision for income taxes (Note 3) ............           --              --              --              --
                                                   ------------    ------------    ------------    ------------

                               Net income (loss)   $    126,271    $   (133,780)   $   (115,732)   $   (927,387)
                                                   ============    ============    ============    ============


       Income (loss)attributable to Common Stock
                 after preferred stock dividends   $    112,827    $   (133,780)   $   (139,176)   $   (927,387)
                                                   ============    ============    ============    ============


Basic and diluted income (loss)
     per common share ..........................   $       0.01    $      (0.02)   $      (0.01)   $      (0.14)
                                                   ============    ============    ============    ============

Basic and diluted weighted average
     common shares outstanding .................     14,178,876       8,206,143      12,043,376       6,767,376
                                                   ============    ============    ============    ============


                            See accompanying notes to condensed financial statements

                                                      -4-



                                                 XDOGS, INC.
                          CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS' DEFICIT
                                   April 1, 2002 Through December 31, 2002
                                                 (Unaudited)



                                                       Preferred Stock                  Common Stock
                                                  ---------------------------   ---------------------------
                                                     Shares         Amount         Shares          Amount
                                                  ------------   ------------   ------------   ------------

                        Balance, April 1, 2002            --     $       --       10,513,043   $    105,130

Common stock issued to related parties for
  services valued at fair value (Note 2) ......           --             --          350,000          3,500


Common stock issued for cash (Note 5) .........           --             --        2,162,500         21,625


Shares issued in exchange for related party
  notes and related accrued interest  (Note 2)             100        500,000        700,000          7,000


Dividends on preferred stock ..................           --             --             --             --


Common stock issued to attorney for services
     valued at fair value (Note 5) ............           --             --          300,000          3,000


Common stock issued to consultants for services
      valued at fair value (Note 5) ...........           --             --          830,000          8,300


Net loss ......................................           --             --             --             --
                                                  ------------   ------------   ------------   ------------

                    Balance, December 31, 2002             100   $    500,000     14,855,543   $    148,555
                                                  ============   ============   ============   ============


                          See accompanying notes to condensed financial statements

                                                     -5-




                                                 XDOGS, INC.
                           CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS' DEFICIT
                                   April 1, 2002 Through December 31, 2002
                                                 (Unaudited)
                                                 (Continued)



                                                  Additional
                                                   Paid-in        Accrued        Retained
                                                   Capital      Compensation     Deficit          Total
                                                 ------------   ------------   ------------    ------------
                        Balance, April 1, 2002   $ 10,414,313   $  2,502,327   $(14,699,952)   $ (1,678,182)

Common stock issued to related parties for
  services valued at fair value (Note 2) ......          6,500           --             --            10,000


Common stock issued for cash (Note 5) .........         82,450           --             --           104,075


Shares issued in exchange for related party
  notes and related accrued interest  (Note 2)          22,000           --             --           529,000


Dividends on preferred stock ..................           --             --          (23,444)        (23,444)


Common stock issued to attorney for services
     valued at fair value (Note 5) ............         12,000           --             --            15,000


Common stock issued to consultants for services
      valued at fair value (Note 5) ...........         30,200           --             --            38,500


Net loss ......................................           --             --         (115,732)       (115,732)
                                                  ------------   ------------   ------------    ------------

                    Balance, December 31, 2002    $ 10,567,463   $  2,502,327   $(14,839,128)   $ (1,120,783)
                                                  ============   ============   ============    ============


                          See accompanying notes to condensed financial statements

                                                 -5-(Con't)



                                                 XDOGS, INC.
                                     CONDENSED STATEMENTS OF CASH FLOWS
                                                 (Uaudited)



                                                                                  For the Nine Months Ended
                                                                                        December 31,
                                                                                   ----------------------
                                                                                      2002         2001
                                                                                   ---------    ---------
                                         Net cash (used in) operating activities   $(103,923)   $(110,000)
                                                                                   ---------    ---------

Cash flow from financing activities:
        Proceeds from note payable .............................................        --         10,000
        Proceeds from sale of common stock .....................................     104,075      100,000
                                                                                   ---------    ---------
                                       Net cash provided by financing activities     104,075      110,000
                                                                                   ---------    ---------

                                                              Net change in cash         152         --

Cash at beginning of period ....................................................          56         --
                                                                                   ---------    ---------

Cash at end of period ..........................................................   $     208    $    --
                                                                                   =========    =========

Supplemental cash flow information:
       Cash paid for interest ..................................................   $    --      $    --
                                                                                   =========    =========
       Cash paid for income taxes ..............................................   $    --      $    --
                                                                                   =========    =========

       Noncash investing and financing activities:
          Liability accrued for web site development ...........................   $    --      $ 200,000
                                                                                   =========    =========
          Stock issued for retirement of trade payables,
             notes payable and interest ........................................   $    --      $ 453,423
                                                                                   =========    =========

          Shares issued for retirement of notes and interest (Note 2) ..........   $ 529,000    $    --
                                                                                   =========    =========


                          See accompanying notes to condensed financial statements

                                                     -6-

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

     In the opinion of management, all adjustments (consisting only of normal recurring adjustments) which are necessary to provide a fair presentation of operating results for the interim periods presented have been made. The results of operations for the three and nine months ended December 31, 2002 are not necessarily indicative of the results to be expected for the fiscal year ending March 31, 2003.

Note 2: Related Party Transactions

     During the nine months ended December 31, 2002, the Company issued 240,000 shares of its common stock, valued at $5,600, to an officer in lieu of a salary payment. The Company also accrued, but did not pay, the officer $45,000 for the nine months ended December 31, 2002. In addition, the Company issued 10,000 shares of common stock, valued at $400, to an employee in lieu of a severance payment. Also, the Company issued a Director of the Company 100,000 shares of common stock, valued at $4,000, as compensation in lieu of Director's fees. For financial accounting purposes, the Company valued the common stock transactions based on the OTCBB quoted market price.

     At March 31, 2002, the Company owed an officer $79,523 for expenses paid on behalf of the Company. During the nine months ended December 31, 2002, the officer paid additional expenses on behalf of the Company totaling $26,528 and the Company repaid the officer $33,461. The remaining balance owed to the officer at December 31, 2002, totaling $72,590, is included in the accompanying condensed financial statements as indebtedness to related party.

     In June 2002, the Company issued 100 shares of its Series A Preferred Stock and 500,000 shares of common stock, respectively, to an officer in exchange for the extinguishment of notes payable totaling $500,000 and accrued interest payable on the notes totaling $25,000. In December 2002, the Company issued the officer 200,000 shares of common stock in exchange for the extinguishment of an additional $4,000 of accrued interest. The 100 shares of Series A Preferred Stock are convertible into the number of shares of common stock sufficient to represent 40 percent of the fully diluted shares outstanding after their issuance. The Series A Preferred Stock pays eight percent dividends. The dividends are cumulative and payable quarterly. The Series A Preferred Stock carries a liquidating preference, over all other classes of stock, equal to the amount paid for the stock plus any unpaid dividends. The Series A Preferred Stock provides for voting rights on an "as converted to common stock" basis.

     In June 2002, the Company signed a letter of intent to acquire a private company. However, no definitive agreement was executed. Since the signing of the letter of intent, the president of the Company has been engaged in a due diligence evaluation of the target company. In addition, the president of the Company has been assisting the target company with financing matters. The accompanying financial statements include the travel and other out-of-pocket costs of the Company's president to conduct the due diligence evaluation. In January 2003, the parties agreed to cancel the letter of intent and terminate their relationship.

                                   XDOGS, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)


     The Board of Directors has the authority to issue, at any time or from time to time, up to 1 million shares of preferred stock in one or more series. The voting rights and such designations, preferences, limitations and special rights are, subject to terms of the Company's Articles of Incorporation, determined by the Board of Directors.

Note 3:  Income Taxes

     The Company records its income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes". The Company incurred net operating losses during the nine months ended December 31, 2002 resulting in a deferred tax asset, which was fully allowed for; therefore, the net benefit and expense resulted in $-0-income taxes.

Note 4: Debt Settlements

     During the three months ended December 31, 2002, the Company settled various payables and accruals for less than the historic value of the liabilities. As a result of these settlements, the Company recognized a gain totaling $189,950, which is included in the accompanying condensed financial statements as Gain on Debt Settlements.

Note 5: Shareholders' Deficit

     During the nine months ended December 31, 2002, the Company issued consultants 830,000 shares of its common stock, valued at $38,500, in exchange for various services. For financial accounting purposes, the Company valued the common stock transactions based on the OTCBB quoted market price.

     During the nine months ended December 31, 2002, the Company issued 300,000 shares of its common stock, valued at $15,000, to its attorney. For financial accounting purposes, the Company valued the common stock transactions based on the OTCBB quoted market price.

     During the nine months ended December 31, 2002, the Company sold 2,162,500 shares of its common stock for $104,075.

                                   XDOGS, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)


Note 6: Asset Impairment

     Effective April 1, 2002, management reviewed its property and equipment for impairment and wrote down the property and equipment to its salvage value. The Company took a charge to operations during the first quarter of $25,080.

Note 7: Subsequent Events

     During January 2003, the Company sold 2,500,000 shares of its common stock for $45,000.

     In January 2003, the Company issued 1,200,000 shares of its common stock in exchange for the extinguishment of a note payable totaling $10,000 and related accrued interest payable totaling $1,248.

     In January 2003, the Company issued a consultant 300,000 shares of its common stock, valued at $4,500, in exchange for services.

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

RESULTS OF OPERATIONS AND PLAN OF OPERATION

Limited or No Real Operations

     As of December 31, 2002, we had limited operations with no revenues from operations. However, we realized a small profit by settling various payables and accruals for less than historic value of the liabilities. In our current form, we expect to continue to generate significant losses and without additional funding through private placements of our common stock, which cannot be guaranteed, it is highly unlikely that we can continue to operate. As a result, we have been focusing all of our efforts on identifying an acquisition target to enhance shareholder value.

Acquisition Strategy

     On June 18, 2002, we filed a Form 8-K disclosing that on June 11, 2002, we signed a non-binding letter of intent to acquire bigTime sports apparel, inc., an Oklahoma corporation ("bigTime"). The proposed acquisition was subject to completion of due diligence review by us, negotiation and execution of a definitive transaction agreement, a determination by our independent accountants that bigTime's financial statements were auditable for SEC financial reporting compliance purposes and approvals of the respective boards of directors of each company and the shareholders of bigTime. In January 2003, the parties agreed to cancel the letter of intent and terminate the proposed acquisition.

Management has resumed its search for a satisfactory acquisition and is devoting all of its time and resources to that goal. There can be no assurance that we will find a satisfactory acquisition candidate or consummate a transaction, or if consummated, that the combined operations will be successful or profitable.

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

Operations for the Three Months Ended September 30, 2002

     As of December 31, 2002, we had current assets of $208, total assets of $5,233 and total current liabilities of $1,126,016. We had no net sales for this period. During this period, our total expenses were $65,349, compared to $133,780 for the same period last year. Our selling, general and administrative expenses were $55,258, compared to $133,191 for the same period last year, and our interest expense was $10,091, compared to $24,646 for the same period last year. We had net income for the quarter ended December 31, 2002 of $126,271 and a basic and diluted income of $0.01 per common share. The net income was entirely an one-time result of settling various payables and accruals for less than the historic value of the liabilities.

LIQUIDITY AND CAPITAL RESOURCES

     We have very little cash. Our cash and cash equivalents were $208 on December 30, 2002, compared to no cash on December 30, 2001. As a result of having little cash, we met our liquidity needs through the issuance of our common shares for cash or for services rendered. For the nine months ended December 30, 2002, we issued 1,480,000 shares of our common stock, valued at $63,500, for consultant and legal services and compensation, and sold 2,162,500 shares of common stock for $104,075. In addition we issued 100 shares of preferred stock valued at $500,000 and 700,000 shares of common stock valued at $29,000 in exchange for related party notes and related accrued interest.

     During the nine months ended December 31, 2002, we used no cash in investing activities. Our financing activities for this period provided cash of $104,075 as compared to $110,000 for the same period in 2001.

     We need to raise additional capital during the coming fiscal year, but currently have not located additional funding. Our ability to continue operations is highly dependent upon our ability to obtain immediate additional financing, or generate revenues from a combined operation with an acquisition candidate, none of which can be guaranteed. Unless additional funding is located, it is highly unlikely that we can continue to operate. Ultimately, our success is dependent upon our ability to generate revenues from a combined operation with one of our acquisition candidates and to achieve profitability, which is dependent upon a number of factors, including the sustained profitability of the operations of these candidates. There is no assurance that even with adequate financing or combined operations, we will generate revenues and be profitable.

     In order to make it possible to issue additional securities to raise future capital and obtain the services of third parties and our officers, we plan to seek an amendment to our articles of incorporation to increase the number of shares of capital stock that we may issue. We cannot assure that the amendment will be approved by our stockholders or that we will be able to obtain any additional capital or services in exchange for our securities.

PART I - ITEM 3.  CONTROLS AND PROCEDURES

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

     On or about March 14, 2000, our former advisory consultant, Stephen Carlson, loaned us $100,000. We executed a note in favor of Mr. Carlson that required payment in full on December 31, 2000. We are in default and Mr. Carlson on March 9, 2001, initiated a legal action against us in the District Court of Hennepin County to collect the loan. We also granted to Mr. Carlson options to purchase 60,000 shares of Common Stock, all of which are not-in-the money. In November 2001, we entered into a settlement agreement with Mr. Carlson whereby we agreed to pay him $125,000 over time and on or before June 30, 2002 and secured our obligation with a mortgage on our President's personal residence. To date, we have paid Mr. Carlson $40,000 and own him $85,000. If we successfully raise additional capital, we intend to use available proceeds to retire the debt secured by our President's residence.

     In October 2001, Gage Marketing Services filed an action against us in the U.S. District Court for the District of Minnesota alleging nonpayment for services. Pursuant to a settlement agreement in January 2002, we agreed to pay Gage Marketing Services $4,000 in February 2002 to settle this dispute. We have not made this payment yet.

     We also have various matters pending alleging nonpayment for services and aggregating not more than $25,000.

ITEM 2.- CHANGES IN SECURITIES

     a None.

     b. None.

     c. Recent Sales of Unregistered Securities. During the three months ended December 31, 2002, we issued an aggregate of 30,000 shares of our Common Stock to four consultants, and 200,000 shares of our Common Stock to our President, in consideration of $5,500 of services rendered in the aggregate to us. We also issued an aggregate of 1,000,000 shares of our Common Stock to four investors for $40,000. We further issued 200,000 shares of our Common Stock to an affiliate of our President as payment for $4,000 of accrued interest. We relied on Section 4(2) of the Securities Act of 1933, as amended, for the issuance of all of these securities.

     d. None.

ITEM 3. - DEFAULTS UPON SENIOR SECURITIES.  None.

ITEM 4 .- SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.  None

ITEM 5. - OTHER INFORMATION.  None.

ITEM 6. - EXHIBITS AND REPORTS ON FORM 8-K.

         a. Exhibits -

Exhibit
Number              Description                                           Page
------              -----------                                           ----

3.1                 Restated Articles of Incorporation                     *
                    (Incorporated by reference to Exhibit 3.1 to Registration Statement on Form SB-2,
                    Registration No. 33-74240C).

3.2                 Restated Bylaws (Incorporated by reference to          *
                    Exhibit 3.2 to Registration Statement on Form
                    SB-2, Registration No. 33-74240C).

3.3                 Articles of Incorporation for the State of             *
                    Nevada. (Incorporated by reference to Exhibit
                    2.2 to Form 10-KSB filed February 2000)

3.4                 Articles of Merger for the Colorado                    *
                    Corporation and the Nevada Corporation
                    (Incorporated by reference to Exhibit 3.4
                    to Form 10-KSB filed February 2000)

3.5                 Bylaws of the Nevada Corporation                       *
                    (Incorporated by reference to Exhibit 3.5
                    to Form 10-KSB filed February 2000)

4.1                 Specimen of Common Stock (Incorporated by              *
                    reference to Exhibit 4.1 to Registration
                    Statement on Form SB-2, Registration No.
                    33-74240C).

4.2                 Certificate of Designation of Series and               *
                    Determination of Rights and Preferences of Series A Convertible Preferred Stock
                    (Incorporated by reference to Exhibit 4.2 to Form 10-KSB filed July 12, 2002.)

10.1                Incentive Compensation and Employment                  *
                    Agreement for Kent A. Rodriguez
                    (Incorporated by Reference to Exhibit 10.12
                    of our Form 10-KSB filed July 20, 2001)

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

                                            XDOGS, INC.
                                            By:  /s/  Kent Rodriguez
                                               --------------------------------
Date: February 24, 2003                               Kent Rodriguez
                                                      Chief Executive Officer
                                                      Chief Financial and
                                                      Accounting Officer

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

     b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

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

Date:    February 24, 2003.

                                            By:  /s/  Kent Rodriguez
                                               --------------------------------
                                                      Kent Rodriguez,
                                                      Chief Executive Officer
                                                      and Chief  Accounting
                                                      Officer