Form 10KSB
period 2003-03-31
XDOGS COM INC
filed 2003-09-19
CIK 918573

U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 FORM 10-KSB


[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended March 31, 2003

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _____________ to _____________

Commission file number: 1-12850


                                 XDOGS, INC.
                        Formerly known as XDOGS.COM, INC.
                        _________________________________
                (Name of small business issuer in its charter)

          Nevada                                               84-1168832
_______________________________                              _________________
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                              Identification No.)

126 North Third Street, Suite 407
Minneapolis, Minnesota                                            55401
_______________________________________                       _______________
(Address of principal executive offices)                       (Zip Code)

Issuer's telephone number:      (612) 359-9020

Securities registered under Section 12(b) of the Act: 	None

Securities registered under Section 12(g) of the Exchange Act:

                         Common Stock, $.001 par value
                         ____________________________
                               (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                Yes    [X]                        No

Check is there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB
or any amendment to this Form 10KSB.    [ ]

State Issuer's revenues for its most recent fiscal year: $0.00

State the aggregate market value of voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule
12b-2 of the Exchange Act.)   9-1-03: $684,760

Number of shares of common stock, $.001 par value, outstanding on June 30, 2003 was 31,360,543 and 100 Class A Convertible Preferred Shares $.10 par value

DOCUMENTS INCORPORATED BY REFERENCE

Transitional Small Business Disclosure Format:  Yes   [   ]     No   [ X ]

                                  XDOGS, INC.

         FORM 10-KSB ANNUAL REPORT FOR THE YEAR ENDED MARCH 31, 2003

                              TABLE OF CONTENTS

                                   PART I

                                                                         Page
                                                                         ____
ITEM 1.  DESCRIPTION OF BUSINESS.......................................... 2
ITEM 2.  DESCRIPTION OF PROPERTY.......................................... 5
ITEM 3.  LEGAL PRECEEDINGS................................................ 5
ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.............. 5

                                   PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS......... 6
ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION........ 9
ITEM 7.  FINANCIAL STATEMENTS.............................................14
ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND
           FINANCIAL DISCLOSURE...........................................14
ITEM 8A. CONTROLS AND PROCEDURES..........................................14

                                  PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
           PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.....14
ITEM 10. EXECUTIVE COMPENSATION...........................................16
ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
           MANAGEMENT AND RELATED STOCKHOLDER MATTERS.....................17
ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...................18
ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.................................19
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES...........................20

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

On November 5, 1997, we filed for protection under Chapter 11 of the U.S. Bankruptcy Code, principally because we went into default on our loan agreement with our senior lender, Norwest Credit, Inc. We eventually entered into a settlement agreement with Norwest Credit, Inc. The terms of the settlement agreement required us to surrender our inventory (which consisted primarily of snow skates) and related intellectual property and to pay $280,000 in additional cash over a defined period. On September 10, 1998, our Chapter 11 bankruptcy was finalized and in March, 1999, all assets owned by the Sled Dogs Company were transferred in a full and final settlement to Norwest Credit, Inc., in connection with the Chapter 11 Reorganization. The final cash payment was made on May 1, 1999. Additionally, in May, 1999, we changed our state of domicile to Nevada and our name to XDOGS.COM, Inc. In August 2000, following our bankruptcy, we made a decision to re-focus to a traditional wholesale to retail distributor, and obtained the exclusive North American rights to distribute high-end European outdoor apparel and equipment. We first intended to exploit these rights over the Internet under the name XDOGS.COM, Inc. However, due to the general economic conditions and the ensuing general downturn in e-commerce and internet-based businesses, we decided that to best preserve our core assets we would need to adopt a more traditional strategy. Thus, we abandoned this approach and to better reflect our new focus, we changed our name to XDOGS, Inc.

Prior to our bankruptcy reorganization, we had historically marketed, manufactured and distributed Sled Dog(tm) brand snow skates and related accessories. All of our inventory and distribution rights to the Sled Dog brand snow skates were conveyed to Norwest Credit, Inc. in the Reorganization.

Limited Operation

We currently have no operations, other than paying past debts and seeking merger or acquisition candidates. We did not generate any revenues for the fiscal year ended March 31, 2003, and have generated a loss in each year of our operations. Previously, we were the exclusive North America distributors of high-end European outdoor apparel and equipment for the outdoor enthusiast. We sought to build and market our exclusive distribution rights and these products initially through the internet and then later through a traditional wholesale to retail business model. Thus far, we have not been successful.

We anticipate to continue to generate significant losses and without additional funding through private placements of our Common Stock, which cannot be guaranteed, it is highly unlikely that we can continue to operate. As a result, we have been focusing on a plan of operation entailing a strategic acquisition or acquisitions to enhance shareholder value.

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

We believed that the combined retail sales and marketing experience of bigTime's President, Thomas Lawson, and our President, Kent Rodriguez, would have created value to our company and our shareholders. In June 2002, Mr. Lawson was elected to our Board of Directors.

In December of 2002, we completed our due diligence review of bigTime and in January of 2003, we filed a Form 8-K announcing that we had mutually agreed not to proceed with the proposed acquisition. As part of the proposed acquisition, we elected Tom Lawson from bigTime as a director of the Company; however, upon the termination of the transaction, Mr. Lawson resigned as a director.

Subsequent Events

The holders of a majority of the Company's Common Stock of record on February 28, 2003, and the holder of the Company's Series A Convertible Preferred Stock, executed written consents in lieu of a meeting of stockholders to amend our Articles of Incorporation to increase the number of authorized common shares to two hundred million (200,000,000). We filed with the Secretary of State of Nevada a Certificate of Amendment to the Company's Articles of Incorporation on May 6,2003, which is attached as Exhibit 1 to the 8-K we filed on May 6, 2003.

On August 7, 2003, we signed a non-binding letter of intent to acquire the business and operations of Kathrine Baumann, LLC ("KB"), a Beverly Hills based, California limited liability company and designer of specialty women's handbags. We obtained a ninety day option to acquire a maximum of 25% of the fully-diluted capital stock of the Company, in consideration of the sum of $250,000, payable in cash (the "Option Price"). In full consideration of the Option, XDGI shall pay for the audit of the financial statements of the Company, as contemplated below. The Deposit shall be used solely for the purpose of paying accounting fees required to effect the "Merger" transaction described herein. The Option shall expire, if not fully exercised, ninety (90) days following the Execution Date. It is contemplated that simultaneous with the exercise of the Option and payment of the $250,000 Option Price, the Company and Kathrine Baumann (the "Principal") shall execute an agreement and plan of merger with XDGI and a newly formed

California merger subsidiary of XDGI ("Mergerco") pursuant to which the Company and Mergerco shall be merged, with the Company as the surviving corporation of the Merger. In consideration for the Merger, the Principal or her designees shall receive seventy-five (75%) percent of the fully-diluted capital stock of XDGI, with the remaining twenty-five (25%) percent to be owned by the existing stockholders of XDGI. If we complete the merger, we will establish a seven-person board of directors, four of whom will be nominated by Ms. Baumann, one of whom will be Mr. Rodriguez and two of whom will be independent directors.
The transaction is subject to negotiation of a definitive merger agreement and completion of our due diligence investigation of KB's business and assets. We cannot assure that we will obtain the required funds for the option deposit sum, successfully negotiate and consummate the merger or ever be profitable.

We also are exploring and evaluating the feasibility of other acquisition candidates in addition to Kathrine Baumann, LLC. There can be no assurance that any acquisition candidate will be acquired, or if acquired that the combined operations will be successful or profitable.

We plan to raise additional capital during the coming fiscal year, but currently have not identified additional funding sources. Our ability to continue operations is highly dependent upon our ability to obtain immediate additional financing, or generate revenues from a combined operation with Kathrine Baumann, LLC or another acquisition candidate, none of which can be guaranteed. Unless additional funding is located, it is highly unlikely that we can continue to
operate.   Ultimately, our success is dependent upon our ability to generate revenues from a combined operation with our potential acquisition candidate and to achieve profitability, which is dependent upon a number of factors, including general economic conditions and the sustained profitability of the operations of any potential candidates. There is no assurance that even with adequate financing or combined operations, we will generate revenues and be profitable.

PATENTS, TRADEMARKS, AND PROPRIETARY RIGHTS

We currently do not have any patents, trademarks or proprietary rights.

ENVIRONMENTAL MATTERS

During the last three fiscal years, compliance with environmental laws and regulations did not have a specific impact on the Company's operations. The Company does not anticipate that it will incur any material capital expenditures for environmental control facilities for environmental facilities during the next fiscal year.

EMPLOYEES

As of March 31, 2003, we had one full time employee consisting of our President.

RESEARCH AND DEVELOPMENT

During the last three fiscal years, we did not incur research and development expenses.

ITEM 2.  PROPERTIES

Our corporate office is located at 126 North Third Street, Suite 407, Minneapolis, Minnesota 55401. This office space is leased from an unaffiliated third party on a month to month basis for a monthly rental of $725.00.

ITEM 3.  LEGAL PROCEEDINGS

Mr. Henry Furst filed a complaint against us in the U.S. District Court for the District of Minnesota alleging that the Company breached its contractual obligations to him and seeking $144,000 in damages. The parties subsequently negotiated a settlement whereby the Company agreed to pay Mr. Furst $94,000 in installments and executed a confession of judgment in favor of Mr. Furst for that amount. The Company failed to pay Mr. Furst in accordance with this settlement agreement. During the year ended March 31, 2002, we paid Mr. Furst a total of $22,363 in interest and principal.

On or about March 14, 2000, the Company's former adviser consultant, Stephen Carlson, loaned the Company $100,000. We executed a note in favor of Mr. Carlson, which required payment in full on December 31, 2000. We were in default on March 9, 2001, and Mr. Carlson initiated a legal action against us in the District Court of Hennepin County, MN to collect the loan. We also granted to Mr. Carlson options to purchase 60,000 shares of Common Stock, all of which were not-in-the money. In November 2001, we entered into a settlement agreement with Mr. Carlson whereby we agreed to pay him $125,000 over time and on or before June 30, 2002 and secured our obligation with our President's personal assets. During fiscal year 2002, we paid Mr. Carlson $45,000 and owed him approximately $80,000. On July 25, 2003, the Company's president advanced the Company $86,840, which was used to retire the amount owed on the settlement to Mr. Carlson and is now paid in full.

In October 2001, Gage Marketing Services filed an action against us in the U.S. District Court for the District of Minnesota alleging nonpayment for services. Pursuant to a settlement agreement in January 2002, we agreed to pay Gage Marketing Services $4,000 in February 2002 to settle this dispute. The settlement was paid during the year ended March 31, 2003.

We also have various matters pending alleging nonpayment for services and aggregating not more than $25,000.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Company's shareholders during the fiscal year ended March 31, 2003.

                                    PART II

ITEM 5.  MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a)  Principal Market or Markets

Effective with the close of business on June 19, 1997, our Common Stock was delisted from the NASDAQ Small Cap Market. In June of 1997, our Common Stock began trading on the NASD Over-the-Counter Bulletin Board ("OTCBB"). Market makers and other dealers provided bid and ask quotations of our Common Stock. We trade under the symbol "XDGI". On August 8, 2003, our Common Stock was delisted from trading on the OTCBB and our Common Stock now trades on the OTC Pink Sheets under the symbol "XDGI".

The table below represents the range of high and low bid quotations of our Common Stock as reported during the reporting period herein. The following bid price market quotations represent prices between dealers and do not include retail markup, markdown, or commissions; hence, they may not represent actual transactions.

Fiscal Year Ended
March 31, 2004            High         Low
--------------            ----         ---

First Quarter            $.055        $.015

Fiscal Year Ended
March 31, 2003            High         Low
--------------            ----         ---

First Quarter            $.125        $.04
Second Quarter           $.10         $.03
Third Quarter            $.09         $.02
Fourth Quarter           $.03         $.01

Fiscal Year Ended
March 31, 2002            High         Low
--------------           -----        ----

First Quarter            $1.12        $.21
Second Quarter           $.51         $.08
Third Quarter            $.30         $.125
Fourth Quarter           $.18         $.07

(b) Approximate Number of Holders of Common Stock

As of June 30, 2003, 31,360,543 shares of our Common Stock were outstanding and the number of holders of record of our Common Stock at that date was approximately 545. However, we estimate that it has a significantly greater number of shareholders because a substantial number of our shares are held in nominee names by our market makers.

(c) Dividends

No dividends on the Common Stock were paid by us during the fiscal year ended 2003 or the fiscal year ended 2002, nor do we anticipate paying dividends on Common Stock in the foreseeable future. Holders of Common Stock are entitled to receive such dividends as may be declared by our Board of Directors.

(d) Securities Authorized for Issuance Under Equity Compensation Plans.

We have not established an Equity Compensation Plan and have not authorized the issuance of any securities for under such plan.

(e) Preferred Stock.

Our Articles of Incorporation authorize us to issue up to 1,000,000 shares of $.10 par value preferred stock, with such classes, series and preferences as our Board of Directors may determine from time to time. In June 2002, our Board of Directors authorized the issuance of 100 shares of Series A Convertible Preferred Stock (the "Series A Preferred Stock"). Our Board further agreed to issue all of the Series A Preferred Stock to our Chairman and President, Kent Rodriguez, in satisfaction of $500,000 of loans made by Mr. Rodriguez.

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

Regardless of whether or not the Series A Preferred Stock has been converted to our Common Stock, the Series A Preferred Stockholder is entitled to vote, at all times, on an as-if converted basis. The Preferred Stockholder, Mr. Rodriguez, has the right to vote the Series A Preferred Stock together with his other holdings in the Company, which may be a majority of the outstanding voting securities of the Company. Other than the Series A Preferred Stock, no preferred stock has been issued. See "Security Ownership of Certain Beneficial Owners and Management".

(f) Sales of Unregistered Shares

Fiscal 2003
___________

During the fiscal year ended March 31, 2003, we issued a total of 20,842,500 shares of our Common Stock for total compensation of $1,088,356 for cash, repayment of debt and services as follows:

During the year ended March 31, 2003, we issued 8,162,500 shares of our Common Stock to 20 accredited investors, for an average of approximately $.026 per share, pursuant to the exemptions afforded by Section 4(2) of the Securities Act of 1933, as amended, for which we received total cash proceeds of $209,075.

During the fiscal year ended 2003, we issued to our officers, 350,000 shares of our Common Stock at approximately $.029 per share totaling $10,000 for consulting services rendered. The shares were valued at the quoted market price of the stock on the date of issuance.

During the fiscal year ended 2003, we issued to our directors, 1,000,000 shares of our Common Stock at $.02 per share totaling $20,000 for services. The shares were valued at the quoted market price of the stock on the date of issuance.

During the fiscal year ended 2003, we issued 1,200,000 shares of our Common Stock at approximately $.010 per share to retire $11,248 in outstanding liabilities.

During the fiscal year ended 2003, we issued 1,430,000 shares of our Common Stock to outside service providers for services at approximately $.04 per share totaling $58,000.

During the fiscal year ended March 31, 2003, we issued to Mr. Kent Rodriguez, the Company's president, 7,000,000 shares of our Common Stock for salaries earned during the years ended March 31, 2003, 2002 and 2001, at approximately $.026 per share, totaling $180,000 ($60,000 for the year ended 2003). The shares were valued at the quoted market price of the stock on the date of issuance.

During the year ended March 31, 2003, we issued to Mr. Kent Rodriguez, the Company's president, 700,000 shares of our Common Stock and 100 shares of our $.10 par value Series A Preferred Stock as payment for a total of $500,000 of principal and $29,000 accrued interest towards Notes previously issued by us to Mr. Rodriguez. The Notes totaled $645,120 and the principal balance of $145,120 remains as a Note payable at 12% interest per annum. The Series A Preferred Stock carries a dividend of 8% per annum and may be converted to 40% of the then issued and outstanding Common Stock of the Company at the time of conversion.

During March of 2003, we issued to Mr. Kent Rodriguez, the Company's president, 1,000,000 shares of our Common Stock as payment for $32,986 in accumulated dividend payments regarding the Series A Preferred Stock and $38,047 in accrued interest related to Mr. Rodriguez's Promissory Notes.

Fiscal 2002
___________

During the year ended March 31, 2002, we issued 85,000 shares of our Common Stock to various vendors in lieu of payment of our outstanding liabilities valued at $94,885, the outstanding liabilities amount.

During the year ended March 31, 2002, we issued 1,558,153 shares of our Common Stock to our officers, directors, various employees and outside service providers, in exchange for compensation valued at $406,546.

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

Fiscal 2001
___________

During fiscal 2001, we issued to four parties approximately 263,000 shares of Common Stock for consulting services or vendor services.

On September 19, 2000, the Company issued to each of two investors five thousand (5,000) shares of Common Stock in connection with their $50,000 investment to the Company.

From time to time, we have granted options to purchase shares of our Common Stock as compensation to our employees and consultants for past, present or future services rendered, as determined by our Board of Directors. In fiscal year 2001, we granted a total of 615,000 options to purchase shares of our Common Stock as follows: (a) 280,000 options to purchase shares of Common Stock were granted to eight of our employees, including 150,000 option to Mr. Rodriguez our President, (b) 20,000 options to purchase shares of our Common Stock were granted to our two outside directors, and (c) 305,000 options to purchase shares of our Common Stock were granted to four consultants, including 100,000 shares of Jim Johnston our acting Chief Operating Officer. All of these were terminated or cancelled, or are not in-the-money.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS AND PLAN OF OPERATION

No Operations

As of March 31, 2003, we had no operations other than paying past debts and seeking merger or acquisition candidates, which activities generated no revenues. Due to general economic conditions and the ensuing downturn in e-commerce and internet-based businesses generally, we abandoned our prior business plan to exploit our exclusive distribution rights via the internet and re-focused our strategy and adopted a traditional wholesale to retail sales distribution model seller of specialty action sports hard goods and related
apparel which we have been implementing since August, 2000.   We expect to
continue to generate significant losses and without additional funding through private placements of our Common Stock, which cannot be guaranteed, it is highly unlikely that we can continue to operate. As a result, we have been focusing on a plan of operation entailing a strategic acquisition or acquisitions.

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

We believed that the combined retail sales and marketing experience of bigTime's President, Thomas Lawson, and our President, Kent Rodriguez, would have created value to our company and our shareholders. In June 2002, Mr. Lawson was elected to our Board of Directors.

In December of 2002, we completed our due diligence review of bigTime and in January of 2003, we filed a Form 8-K announcing that we had mutually agreed not to proceed with the proposed acquisition. As part of the proposed acquisition, we elected Tom Lawson from bigTime as a director of the Company; however, upon the termination of the transaction, Mr. Lawson resigned as a director.

Subsequent Event

On August 7, 2003, we signed a non-binding letter of intent to acquire the business and operations of Kathrine Baumann, LLC ("KB"), a Beverly Hills based, California Limited Liability Company and designer of specialty women's handbags. We obtained a ninety day option to acquire a maximum of 25% of the fully-diluted capital stock of the Company, in consideration of the sum of $250,000, payable in cash (the "Option Price"). In full consideration of the Option, XDGI shall pay for the audit of the financial statements of the Company, as contemplated below. The Deposit shall be used solely for the purpose of paying accounting fees required to effect the "Merger" transaction described herein. The Option shall expire, if not fully exercised, ninety (90) days following the Execution Date. It is contemplated that simultaneous with the exercise of the Option and payment of the $250,000 Option Price, the Company and Kathrine Baumann (the "Principal") shall execute an agreement and plan of merger with XDGI and a newly formed California merger subsidiary of XDGI ("Mergerco") pursuant to which the

Company and Mergerco shall be merged, with the Company as the surviving corporation of the Merger. In consideration for the Merger, the Principal or her designees shall receive seventy-five (75%) percent of the fully-diluted capital stock of XDGI, with the remaining twenty-five (25%) percent to be owned by the existing stockholders of XDGI. If we complete the merger, we will establish a seven-person board of directors, four of whom will be nominated by Ms. Baumann, one of whom will be Mr. Rodriguez and two of whom will be independent directors. The transaction is subject to negotiation of a definitive merger agreement and completion of our due diligence investigation of KB's business and assets. We cannot assure that we will obtain the required funds for the option deposit sum, successfully negotiate and consummate the merger or ever be profitable.

We also are exploring and evaluating the feasability of other acquisition candidates in addition to Kathrine Baumann. There can be no assurance that any acquisition candidate will be acquired, or if acquired that the combined operations will be successful or profitable.

Financing Activities

We have been funding our obligations through the issuance of our Common Stock for services rendered or for cash in private placements. The Company may seek additional funds in the private or public equity or debt markets in order to execute its plan of operation and business strategy. There can be no assurance that we will be able to attract capital or obtain such financing when needed or on acceptable terms in which case the Company's ability to execute its business strategy will be impaired.

Operations for Fiscal 2003
__________________________

As of March 31, 2003, we had current assets of $10,863, total assets of $15,888 and outstanding liabilities of $540,162. We did not generate any revenues as of the year ended March 31, 2003. During this period, our selling, general, and administrative expenses were $161,844, our interest expense was $50,064 and our stock-based consulting and compensation expense relating to stock issued for
services was $148,000.   We experienced net income before income taxes of
$98,537 or $.01 per share for the year ended March 31, 2003, primarily due to the settlement of loans outstanding and a net gain in accounts payable settlements of $481,855.

LIQUIDITY AND CAPITAL RESOURCES

Our cash and cash equivalents were $10,863 at the year ended March 31, 2003, compared to $56 at year ended March 31, 2002. As a result of having little cash during our fiscal year 2003, we meet our liquidity needs through the issuance of our common shares for cash or for services rendered. For fiscal 2003, we issued 8,162,500 shares of our Common Stock in private placements raising $209,075 in cash and 9,780,000 shares for accrued compensation or services rendered. We also issued during fiscal year ended 2003, 2,900,000 shares of our Common Stock for debt forgiveness, restructure liabilities and payment of dividend/interest payments.

During the twelve months ended March 31, 2003, we used $0 in investing activities. During the twelve months ended March 31, 2002, we used $2,711 for the purchase of equipment.

Our financing activities for the period ended March 31, 2003 provided cash of $188,325 as compared to $345,150 for the period ended March 31, 2002.

We plan to raise additional capital during the coming fiscal year, but currently have not identified additional funding. Our ability to continue operations is highly dependent upon our ability to obtain immediate additional financing, or generate revenues from a combined operation with Kathrine Baumann, LLC or another acquisition candidate, none of which can be guaranteed. Unless additional funding is identified, it is highly unlikely that we can continue to operate. Ultimately, our success is dependent upon our ability to generate revenues from a combined operation with any acquisition candidate and to achieve profitability, which is dependent upon a number of factors, including the sustained profitability of the operations of these candidates. There is no assurance that even with adequate financing or combined operations, we will generate revenues and be profitable.

Risk Factors.

An investment in our securities is very speculative. You should not purchase our shares if you cannot afford to lose your entire investment. You should consider the following risks before acquiring any of our shares.

We have never been, and may never be, profitable.

During the past several years, we have attempted, without success, to generate revenues and profits by the resale of branded clothing and accessories. For the
year ended March 31, 2003, we generated net income of $98,537.   At March 31,
2003, we had a working capital deficiency of $529,299. We cannot assure that we will ever be profitable.

We have no business operations and may not successfully acquire any new business.

We have discontinued the marketing of branded clothes and accessories due to our lack of working capital. We seek to acquire one or more operating businesses and have entered into a letter of intent to acquire Kathrine Baumann, LLC, Beverly Hills, California. We cannot assure that we will make this or any other acquisition or that we can profitably operate any business that we acquire. If we make the Kathrine Baumann, LLC or any other acquisition, we will issue a number of shares to which will substantially dilute your interest in us.

We need additional capital.

We need additional financing to continue operations. The amount required depends upon our business operations, including whether we actually acquire a new business. We may be unable to secure this additional required financing on a timely basis, under terms acceptable to us or at all. To obtain additional financing, we will likely sell additional equity securities, which will further dilute your ownership in us. Ultimately, if we do not raise the required capital, we may need to cease operations.

We are dependent on our key personnel.

We are highly dependent upon the services of Kent A. Rodriguez, our President and Chief Executive Officer. We have an employment agreement with him. However, if he terminated his services with us, our business would suffer.

There is only a limited trading market for our securities.

Our Common Stock traded on the OTC Bulletin Board, but has been delisted and currently trades on the Pink Sheets. The prices quoted may not reflect the price at which you can resell your shares. Because of the low price of our stock, we are subject to particular rules of the U.S. Securities and Exchange Commission that make it difficult for stock brokers to solicit customers to purchase our stock. This reduces the number of potential buyers of our stock and may reduce the value of your shares. We cannot assure that a trading market for our stock will continue or that you will ever be able to resell your shares at a profit, or at all.

We pay no dividends.

We have never paid any cash dividends and do not expect to do so in the future. If you need current income, you should not purchase our stock.

Our management controls us.

Our current officers and directors own approximately 63.74% of our outstanding stock and are able to affect the election of the members of our Board of Directors and make corporate decisions. In particular, Mr. Rodriguez controls approximately 59.5% of our voting securities. This voting concentration may also have the effect of delaying or preventing a change in our management or control or otherwise discourage potential acquirers from attempting to gain control of us. If potential acquirers are deterred, you may lose an opportunity to profit from a possible acquisition. See "Security Ownership of Certain Beneficial Owners and Management" and "Market for the Company's Common Stock and Related Stockholder Matters".

A significant number of shares will become eligible for public sale, potentially depressing our stock price.

During the last fiscal year, we issued an aggregate of approximately 20,842,500 shares of our Common Stock in private transactions not registered with the U.S. Securities and Exchange Commission. Under the SEC's Rule 144, these shares generally first become eligible for public resale after one year. Shareholders generally may resell only a limited number of their privately acquired shares after one year. Generally, after two years, stockholders who are not affiliated with us may resell any number of their privately acquired shares pursuant to Rule 144(k). The resale of the shares we have privately issued, or the potential for their future public resale, may depress our stock price.

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

None

ITEM 8A.  CONTROLS AND PROCEDURES

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

                                   PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Our Directors and Executive Officers are shown below:

Name                   Age      Position
____                   ___      ________

Kent Rodriguez         44       Chief Executive Officer, President, Director

Douglas Barton         61       Director

Craig Avery            54       Secretary, Director

Each Director is serving a term of office, which will continue until the next annual meeting of shareholders and until the election and qualification of his respective successor.

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

CRAIG AVERY

Mr. Avery has served as Secretary and a Director of the Company since August, 1997. For the past 15 years, he has been the owner of Craig C. Avery Company, a Minneapolis-based real estate development and investment company, which has developed apartments, senior housing, office buildings, and industrial and residential land subdivisions. He has a B.A. and MBA degree in Finance from the University of Minnesota. Mr. Avery shall devote such time as is necessary to carry out his responsibilities as an Officer of the Company.

The Company's Directors will serve in such capacity until the next annual meeting of the Company's shareholders and until their successors have been elected and qualified. There are no family relationships among the Company's officers and directors, nor are there any arrangements or understanding between any of the directors or officers of the Company or any other person pursuant to which any officer or director was or is to be selected as an officer or director. The Directors held two (2) meetings and took action four (4) times by written consent during the fiscal year ended March 31, 2003.

In 1999, the Board of Directors established a Compensation Committee comprised of Messrs. Avery and Barton. The Compensation Committee held one meeting in fiscal 2003. In May 2000, the Board of Directors established an Audit Committee. It is currently comprised of Messrs. Avery and Barton. The Audit Committee held one meeting in fiscal 2003.

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

ITEM 10. EXECUTIVE COMPENSATION

COMPENSATION OF BOARD OF DIRECTORS

Members of the Board of Directors receive no cash compensation for their service on the Board of Directors, the Compensation Committee or the Audit Committee but are reimbursed for any out-of-pocket expenses incurred by them in connection with our business. During fiscal 2003, our outside directors received the following shares of our Common Stock as director compensation:

Director            Date                  Amount        Price
________            ____                  ______        _____

Craig Avery         January 30, 2002       15,000        .18
                    March 31, 2003        500,000        .02
Douglas Barton      January 30, 2002       15,000        .18
                    March 31, 2003        500,000        .02

Additionally, during fiscal 2002, Mr. Corliss, our former Board member received 15,000 shares for certain consulting services provided by him post-resignation.

On June 18, 2002, Mr. Lawson received 100,000 shares of our Common Stock valued at $.11 per share, for director compensation for the 2003 fiscal year and for consulting services.

EXECUTIVE COMPENSATION

The following table sets forth the compensation received for the three fiscal years ended March 31, 2003, by the Company's Chief Executive Officer (the "Named Executive Officer"). No other executive officer of the Company received in excess of $100,000 during that period. Compensation does not include minor business-related and other expenses paid by us for our officers. Such amounts in the aggregate do not exceed $10,000.

         Name and
    Principal Position                        Year             Salary(1)

Kent A. Rodriguez,
Chief Executive Officer and President         2003          $60,000(1)(2)(4)
                                              2002          $97,200(2)(3)(4)

(1) No salary was paid in any year but accrued on a monthly basis. No bonuses were paid for the years ended March 31, 2003. A stock bonus was paid in 2002 and 2003 as explained below.

(2) Effective on November 23, 1999, Mr. Rodriguez became subject to an employment agreement pursuant to which he accrues $5,000 per month in salary.
(3) In 2002, we issued 150,000 shares of Common Stock as a bonus valued at $37,200.
(4) On March 31, 2003, Mr. Rodriguez accrued $180,000 in wages for fiscal year 2001, 2002 and 2003 and received 7,000,000 shares of Common Stock as compensation for those wages. Additionally, on June 18, 2002, Mr. Rodriguez was issued a 40,000 share bonus valued at $1,600.

Mr. Rodriguez did not receive any other annual compensation, or other compensation during the Company's fiscal years ended March 31, 2003, 2002 or 2001.

OPTION GRANTS IN LAST FISCAL YEAR

The Company did not grant any options to purchase any equity securities of the Company during fiscal 2003.

EMPLOYMENT AGREEMENTS

We have an employment agreement with Kent Rodriguez, our Chief Executive Officer and President dated November 23, 1999. The employment agreement extends through November 23, 2004, unless terminated earlier. If we terminate Mr. Rodriguez without cause, we are required to pay him. Under the employment agreement, Mr. Rodriguez earns a base salary of $60,000. Since November 1999, Mr. Rodriguez has agreed to allow the Company to accrue such amount. All prior options granted to Mr. Rodriguez were terminated. He is also entitled to health, life and disability benefits. If Mr. Rodriguez's employment is terminated for any reason, he is entitled to a severance payment equal to one year's salary.

During the term of his employment, if Mr. Rodriguez is responsible for obtaining financing for the Company, we agreed to grant him a stock option in an amount equal to a five percent of the funds raised by him.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding ownership of our Common Stock as of June 30, 2003 by (i) each person known by us to be the beneficial owner of more than five percent of our outstanding Common Stock;
(ii) each director of our Company; and (iii) all executive officers and directors of our Company as a group. As of June 30, 2003, we had a total of 31,360,543 common shares issued and outstanding.

Names and Addresses                 Beneficial              Percent
of Beneficial Owner                 Ownership               of Class
__________________                  _________               ________
Kent Rodriguez                      31,097,229(1)            59.50%
126 North Third Street
Suite 407
Minneapolis, MN 55401

Craig Avery                          1,635,000(2)             3.13%
126 North Third Street
Suite 407
Minneapolis, MN 55401

Douglas Barton                         578,000                1.11%
126 North Third Street
Suite 407
Minneapolis, MN 55401

Officers and Directors(3)           33,310,229               63.74%
as a Group (3 persons)

(1) Includes 1,000,000 shares of Common Stock and 200,200 shares of Common Stock owned by Eromle Financial LLC and Weyer Capital, each an affiliate of Mr. Rodriguez, and 20,907,029 shares of Common Stock issuable upon conversion of 100 shares of Series A Preferred Stock.
(2) Includes 1,100,000 shares of Common Stock owned by Rock Cliff Development, an affiliate of Mr. Avery.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Related Party - Notes Payable

During the years ended March 31, 2002, 2001 and 2000, the Company signed several notes with an officer/director, for $128,120, $317,000 and $200,000 in proceeds. These notes accrue interest at 12 percent per annum and are secured by all available business assets. During the year ended March 31, 2003, the Company issued 100 shares of its Series A preferred stock and 700,000 shares of its Common Stock to the officer/director as payment for $500,000 of principal and $29,000 of accrued interest on the notes. The remaining principal balance of $145,120 is included in the accompanying financial statements as "notes payable, related party". Accrued interest payable on the notes at March 31, 2003 was $-0-. The notes were in default at March 31, 2003.

During the year ended March 31, 2002, the Company issued 1,000,000 shares of its Common Stock to the officer/director as payment for accrued interest totaling $81,784.

During the year ended March 31, 2002, the Company issued 1,100,000 shares of its Common Stock to an affiliate in lieu of payments for a note payable in the amount of $100,000 and its related accrued interest in the amount of $16,133. The note payable was considered paid in full at March 31, 2002.

The Company issued 100 shares of Series A Preferred Stock, to an officer/ director as payment for $500,000 in promissory notes, are convertible into the number of shares of Common Stock sufficient to represent 40 percent of the fully diluted shares outstanding after their issuance. The Series A Preferred Stock pays eight percent dividends. The dividends are cumulative and payable quarterly. The Series A Preferred Stock carries a liquidating preference, over all other classes of stock, equal to the amount paid for the stock plus any unpaid dividends. The Series A Preferred Stock provides for voting rights on an "as converted to Common Stock" basis.

As of March 31, 2003, the preferred stock's cumulative dividend totaled $32,986. During March 2003, the Company issued 1,000,000 shares of its Common Stock to the officer/director as payment for the $32,986 dividend and $38,047 in accrued interest related to the officer/director's promissory notes.

During the years ended March 31, 2003 and 2002, the Company issued its officers 350,000 and 295,000 shares of its Common Stock, respectively, in exchange for consulting services. The transactions were recorded at the quoted market price of the stock on the date of issuance. The services, valued at $10,000 and 92,200, respectively, are included in the accompanying financial statements as "stock-based compensation".

During the year ended March 31, 2003, the Company issued its directors 1,000,000 shares of its Common Stock for directors fees earned during the year. The transactions were recorded at the quoted market price of the stock on the date of issuance. The services, valued at $20,000, are included in the accompanying financial statements as "stock-based compensation".

During the year ended March 31, 2003, the Company issued an officer/director 7,000,000 shares of its Common Stock for salaries earned during the years ended March 31, 2003, 2002, and 2001. The transactions were recorded at the quoted market price of the stock on the date of issuance. The services, valued at $180,000 ($60,000 earned during the year ended March 31, 2003), are included in the accompanying financial statements as "stock-based compensation".

During the year ended March 31, 2002, we issued in two transactions a total of 1,100,000 shares of our Common Stock valued by us at $116,113 to retire the principal and interest owing to Rock Cliff Development, an affiliate of Mr. Avery, our director, which loaned us $100,000 in April 2000.

Related Party - Other

On June 18, 2002, we issued to Thomas Lawson, a major stockholder of bigTime with whom we had a pending Letter of Intent, 100,000 shares of our Common Stock at a price of $.11 per share for director compensation for fiscal 2003 and consulting services to us during the interim period until our pending transaction with bigTime is completed.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits. None

(b) Reports on Form 8-K. During the fiscal year ended March 31, 2003, and through August 7, 2003, we filed the following on Form 8-K:

1. Filed January 13, 2003, Notice of termination of the proposed acquisition of bigTImesports, Inc.

2. Filed May 6, 2003, Notice of action by majority stockholders to Amend Articles of Incorporation

3. Filed August 7, 2003, Notice of signing of Letter of Intent to acquire Kathrine Baumann, LLC.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees.

We were billed by our independent auditors, Cordovano and Harvey, $8,800 in audit fees for the fiscal year ended March 31, 2003 and $18,816 for the fiscal year ended March 31, 2002.

                                  SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  September 18, 2003. XDOGS, INC.


/s/Kent Rodriguez
__________________
Kent Rodriguez, President
and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Company in the capacities and on the dates indicated.

Signature and Title                                     Date
___________________                                     ____

/s/Kent Rodriguez                                September 18, 2003
_____________________________________
Kent Rodriguez, President,
Chief Executive Officer and
Director (Principal Executive Officer
and Chief Financial Officer)


/s/Graig Avery                                   September 18, 2003
____________________________________
Craig Avery, Secretary and Director


/s/Douglas Barton                                September 18, 2003
________________________
Douglas Barton, Director

                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                   XDOGS, INC.
                         EXHIBIT INDEX TO FORM 10-KSB

                    For the fiscal year ended March 31, 2003
                         Commission File Number 1-12850


Exhibit
Number   Description                                                        Page
______   ___________
3.1      Restated Articles of Incorporation (Incorporated by reference to     *
         Exhibit 3.1 to Registration Statement on Form SB-2, Registration
         No. 33-74240C).
3.2      Restated Bylaws (Incorporated by reference to Exhibit 3.2 to         *
         Registration Statement on Form SB-2, Registration No.
         33-74240C).
3.3 Articles of Incorporation for the State of Nevada. (Incorporated by * reference to Exhibit 2.2 to Form 10-KSB filed February 2000)
3.4      Articles of Merger for the Colorado Corporation                      *
         and the Nevada Corporation (Incorporated by reference to
         Exhibit 3.4 to Form 10-KSB filed February 2000)
3.5      Bylaws of the Nevada Corporation (Incorporated by reference to       *
         Exhibit 3.5 to Form 10-KSB filed February 2000)
4.1      Specimen of Common Stock (Incorporated by reference to Exhibit       *
         4.1 to Registration Statement on Form SB-2, Registration No.
         33-74240C).
10.1     Incentive Compensation and Employment Agreement for Kent A.          *
         Rodriguez (Incorporated by Reference to Exhibit 10.12 of our
         Form 10-KSB filed July 20, 2001)
23.1     Consent of Cordovano and Harvey CPA                                  *


* Incorporated by reference to a previously filed exhibit or report.

                                  XDOGS, INC.

                        INDEX TO FINANCIAL STATEMENTS

                                                            Page

Report of Independent auditors.............................   F-2

Balance sheet, March 31, 2003..............................   F-3

Statements of operations, for the years
        ended March 31, 2003 and 2002......................   F-4

Statement of changes in shareholders' deficit,
        April 1, 2001 through March 31, 2003...............   F-5

Statements of cash flows, for the years
        ended March 31, 2003 and 2002......................   F-6

Notes to financial statements..............................   F-7

                        REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Shareholders
XDOGS, Inc.:


We have audited the balance sheet of XDOGS, Inc. as of March 31, 2003, and the related statements of operations, changes in shareholders' deficit, and cash flows for the years ended March 31, 2003 and 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of XDOGS, Inc. as of March 31, 2003, and the results of its operations and its cash flows for the years ended March 31, 2003 and 2002, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note A, the Company has a net capital deficit at March 31, 2003 and has suffered significant operating losses since inception, which raise a substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note A. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Cordovano and Harvey, P.C.
Denver, Colorado
July 29, 2003

                                  XDOGS, INC.
                                 BALANCE SHEET

                                March 31, 2003

                                    Assets

Current assets:
  Cash....................................................$     10,863
                                                          ------------
         Total current assets.............................      10,863

Equipment, at cost, net of accumulated depreciation
  of $15,489..............................................       1,721
Idle equipment, at cost, net of accumulated depreciation
  of $29,738..............................................       3,304
                                                          ------------
                                                          $     15,888
                                                          ============

                    Liabilities and Shareholders' Deficit

Current liabilities:
  Accounts and notes payable:
      Accounts payable....................................$    158,203
      Notes payable, related party (Note B)...............     145,120
      Notes payable, other (Note D).......................      25,000
  Accrued expenses........................................      40,913
  Litigation liabilities (Note G).........................     170,926
                                                          ------------
         Total current liabilities........................     540,162
                                                          ============

Commitments and contingencies (Note G)....................           -

Shareholders' deficit (Note E):
  Preferred stock, Series A, $.10 par value,
    1,000,000 shares authorized,100 shares issued
    and outstanding.......................................          10
  Common stock, $0.001 par value, 200,000,000 shares
    authorized, 31,355,543 shares issued and
    outstanding...........................................      31,356
  Additional paid-in capital..............................  13,874,697
  Accrued compensation....................................     204,063
  Retained deficit........................................ (14,634,400)
                                                          ------------
         Total shareholders' deficit......................    (524,274)
                                                          ------------
                                                          $     15,888
                                                          ============

                See accompanying notes to financial statements
                                      F-3

                                  XDOGS, INC.
                            STATEMENTS OF OPERATIONS

                                                       For the Years Ended
                                                             March 31,
                                                       --------------------
                                                       2003            2002
                                                       ----            ----

Net sales...........................................$        -     $    48,898
Cost of goods sold..................................         -         (18,566)
                                                     ---------      ----------

         Gross margin...............................         -          30,332
                                                     ---------      ----------
Operating expenses:
  Selling, general and administrative expenses......   161,844         686,873
  Stock-based compensation:
    Salaries (Note B)...............................    60,000               -
    Directors fees (Note B).........................    20,000               -
    Consulting, related parties (Note B)............    10,000          92,200
    Consulting, other (Note E)......................    58,000         239,145
  Asset impairment (Note C).........................    25,080               -
  Loss on asset write-off (Note C)..................         -          14,818
  Accounts payable settlement gains.................  (481,855)        (79,445)
                                                     ---------      ----------
         Total operating expenses...................  (146,931)        953,591
                                                     ---------      ----------

         Operating income (loss)....................   146,931        (923,259)

Non-operating income (expense):
  Interest expense (Notes B and D)..................   (50,064)       (129,442)
  Other income......................................     1,670           2,031
  Interest income...................................         -               -
                                                     ---------      ----------
         Income (loss) before income taxes..........    98,537      (1,050,670)

Provision (benefit) for income taxes (Note F).......         -               -
                                                     ---------      ----------
         Net income (loss)..........................$   98,537     $(1,050,670)
                                                     =========      ==========

Basic and diluted income (loss) per common share....$     0.01     $     (0.16)
                                                     =========      ==========
Basic and diluted weighted average
  common shares outstanding.........................12,931,248       6,551,125
                                                    ==========      ==========

                See accompanying notes to financial statements
                                      F-4


                                                          XDOGS, INC.
                                     STATEMENT OF CHANGES IN SHAREHOLDERS' DEFICIT

                         PREFERRED STOCK,                         Additional                 Common Stock
                             SERIES A            COMMON STOCK      Paid-in      Accrued      Paid For, but   Retained
                         Shares   Par Value   Shares   Par Value   Capital    Compensation    Not Issued     Deficit       Total
                         ------   ---------   ------   ---------   -------    ------------    ----------     -------       -----
Balance, March 31, 2001     -      $  -     4,131,742   $ 4,132  $ 9,479,664  $ 2,400,327     $159,839    $(13,649,281) $(1,605,319)

Common stock issued
  for cash..............    -         -     2,940,000     2,940      510,559           -      (159,839)              -      353,660
Common stock issued
  in exchange
  for debt and interest,
  related party (Note B).   -         -     2,100,000     2,100      195,817           -             -               -      197,917
Common stock issued in
  exchange for liabilities
  (Notes E & G)...........  -         -        85,000        85       94,800           -             -               -       94,885
Common stock issued for
  services (Note E).......  -         -     1,558,153     1,558      404,988           -             -               -      406,546
Common stock returned and
  retired (Note E)........  -         -      (301,852)     (302)    (176,898)          -             -               -     (177,200)
Compensation expense
  recorded with repricing
  of options (Note E).....  -         -             -         -            -     102,000             -               -      102,000
Net loss..................  -         -             -         -            -           -             -      (1,050,670)  (1,050,670)
                          ---      ----    ----------   -------   ----------   ---------      --------      ----------    ---------
Balance, March 31, 2002     -         -    10,513,043    10,513   10,508,930   2,502,327             -     (14,699,951)  (1,678,181)

Common stock issued for
  cash....................  -         -     8,162,500     8,163      200,912           -             -               -      209,075
Common and preferred
  stocks issued to an
  officer as payment
  for promissory notes
  and related accrued
  interest (Note B).......100        10       700,000       700      528,290           -             -               -      529,000
Common stock issued to
  related parties in
  exchange for services
  recorded at fair
  value (Note B)..........  -         -       350,000       350        9,650           -             -               -       10,000
Common stock issued for
  directors' fees
  (Note B)................  -         -     1,000,000     1,000       19,000           -             -               -       20,000
Common stock issued in
  exchange for
  liabilities (Note E)....  -         -     1,200,000     1,200       10,048           -             -               -       11,248
Common stock issued to
  attorney in exchange
  for services recorded
  at fair value (Note E)..  -         -       300,000       300       14,700           -             -               -       15,000
Common stock issued to
  consultants in
  exchange for services
  recorded at fair
  value (Note E)..........  -         -     1,130,000     1,130       41,870           -             -               -       43,000
Common stock issued to
  an officer in
  exchange for
  compensation recorded
  at fair value (Note B)..  -         -     7,000,000     7,000      173,000           -             -              -       180,000
Common stock issued to
  an officer as payment
  for accrued interest
  and preferred stock
  dividneds (Note B)......  -         -     1,000,000     1,000       70,033           -             -              -        71,033
Common stock options
  and warrants cancelled
  and expired (Note E)....  -         -             -         -    2,298,264  (2,298,264)            -              -             -
Dividends on preferred
  stock (Note B)..........  -         -             -         -            -           -             -        (32,986)      (32,986)
Net income................  -         -             -         -            -           -             -         98,537        98,537
                          ---      ----    ----------  --------  -----------   ---------      --------   ------------     ---------
Balance, March 31, 2003...100      $ 10    31,355,543  $ 31,356  $13,874,697    $204,063      $      -   $(14,634,400)    $(524,274)
                          ===      ====    ==========  ========  ===========   =========      ========   ============     =========


                See accompanying notes to financial statements
                                      F-5

                                  XDOGS, INC.
                            STATEMENTS OF OPERATIONS

                                                       For the Years Ended
                                                            March 31,
                                                       --------------------
                                                       2003            2002
                                                       ----            ----

Cash flow from operating activities:
  Net loss..........................................$   98,537     $(1,050,670)
    Transactions not requiring cash:
         Depreciation and amortization..............         -          10,305
         Loss on asset write-off/impairment
           (Note C).................................    25,080          14,818
         Noncash expense paid by related party
           notes (Note B)...........................         -         128,120
         Noncash expense related to stock
           issued (Notes B and E)...................   148,000         229,345
         Noncash expense related to options and
           warrants issued (Note E).................         -         102,000
         Changes in operating assets
           and liabilities:
             Operating assets.......................       350          16,286
             Accounts payable and other
             accrued expenses.......................  (449,485)        207,413
                                                     ---------      ----------
               Net cash (used in) operating
                 activities.........................  (177,518)       (342,383)
                                                     ---------      ----------
Cash flow from investing activities:
    Purchases of equipment..........................         -          (2,711)
                                                     ---------      ----------
               Net cash (used in) investing
                 activities                                  -          (2,711)
                                                     ---------      ----------
Cash flow from financing activities:
  Net proceeds from sale of common stock............   209,075         349,750
  Payment of litigation payable.....................         -         (25,167)
  Payment on notes payable to shareholder...........         -         (14,433)
  Payments on other promissory notes................   (20,750)              -
  Proceeds from notes payable to
    shareholders (Note B)...........................         -          35,000
                                                     ---------      ----------
               Net cash provided by financing
                 activities.........................   188,325         345,150
                                                     ---------      ----------
                        Net change in cash..........    10,807              56
Cash at beginning of year...........................        56               -
                                                     ---------      ----------

Cash at end of year.................................$   10,863     $        56
                                                     =========      ==========
Supplemental cash flow information:
  Cash paid for interest............................$        -     $    12,289
                                                     =========      ==========
  Cash paid for income taxes........................$        -     $         -
                                                     =========      ==========
  Noncash investing and financing activities:
    Stock issued for retirement of AP, debt
    and interest....................................$  111,281     $   296,713
                                                     =========      ==========

                See accompanying notes to financial statements
                                      F-6

                                  XDOGS, INC.
                        NOTES TO FINANCIAL STATEMENTS


NOTE A:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Basis of Presentation

The Company presented its financial statements on a consolidated basis prior to the fiscal year ended March 31, 2002 due to an inactive wholly owned subsidiary, SnowRunner (Properties) Inc., which was established and incorporated in April 1993. The subsidiary was dissolved during the year ended March 31, 2002. The Company no longer presents its financial statements on a consolidated basis.

The Company has a net capital deficit at March 31, 2003 resulting from among other things; recurring operating losses. In addition, the Company is unable to meet its obligations as they come due and is in default on certain debt obligations. The Company's business plan contemplates a merger, reduced operating expenses, restructuring of its debt obligations and obtaining additional equity funding. The Company's ability to achieve these elements of its business plan, which may be necessary to permit the realization of assets and satisfaction of liabilities in the ordinary course of business, is uncertain.

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments with original maturities of three months or less when acquired, to be cash equivalents. The Company had no cash equivalents at March 31, 2003.

Revenue Recognition

The Company recognizes revenue when products are shipped.

Property, Equipment and Depreciation

Property and equipment are stated at cost less accumulated depreciation. Depreciation is provided using the straight-line method over the estimated useful lives of the assets, which is estimated to be three to seven years (see Note C). Expenditures for repairs and maintenance are charged to expense when incurred. Expenditures for major renewals and betterments, which extend the useful lives of existing equipment, are capitalized and depreciated.

Income Taxes

Deferred taxes are provided on an asset and liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards,

                                  XDOGS, INC.
                        NOTES TO FINANCIAL STATEMENTS

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

Income (Loss) Per Share

The Company computes net income (loss) per share based upon the weighted-average number of common shares outstanding during each year. As described in Note F, at March 31, 2003, the Company had stock options and warrants outstanding to purchase 255,000 shares of common stock. However, because of the significant losses incurred, the inclusion of those potential common shares in the calculation of diluted loss per share would have an antidilutive effect. Therefore, basic and diluted income (loss) per share amounts are the same.

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

Stock-Based Compensation

SFAS No. 123, "Accounting for Stock-Based Compensation" was issued in October 1995. This accounting standard permits the use of either a "fair value based method" or the "intrinsic value method" defined in Accounting Principles Board Opinion 25, "Accounting for Stock Issued to Employees" (APB 25) to account for stock-based compensation arrangements. Companies that elect to use the method provided in APB 25 are required to disclose pro forma net income and pro forma earnings per share information that would have resulted from the use of the fair value based method. The Company has elected to continue to determine the value of stock-based compensation arrangements with employees under the provisions of APB 25. Pro forma disclosures have been included with the accompanying financial statements at Note E.

                                  XDOGS, INC.
                        NOTES TO FINANCIAL STATEMENTS

NOTE B:  RELATED PARTY TRANSACTIONS

Promissory Notes

During the years ended March 31, 2002, 2001 and 2000, the Company signed several notes with an officer/director, for $128,120, $317,000 and $200,000 in proceeds. These notes accrue interest at 12 percent per annum and are secured by all available business assets. During the year ended March 31, 2003, the Company issued 100 shares of its Series A preferred stock and 700,000 shares of its common stock to the officer/director as payment for $500,000 of principal and $29,000 of accrued interest on the notes. The remaining principal balance of $145,120 is included in the accompanying financial statements as "notes payable, related party". Accrued interest payable on the notes at March 31, 2003 was $-0-. The notes were in default at March 31, 2003.

During the year ended March 31, 2002, the Company issued 1,000,000 shares of its common stock to the officer/director as payment for accrued interest totaling $81,784.

During the year ended March 31, 2002, the Company issued 1,100,000 shares of its common stock to an affiliate in lieu of payments for a note payable in the amount of $100,000 and its related accrued interest in the amount of $16,133. The note payable was considered paid in full at March 31, 2002.

Preferred Stock

The 100 shares of Series A Preferred Stock, issued to the officer/director as payment for $500,000 in promissory notes, are convertible into the number of shares of common stock sufficient to represent 40 percent of the fully diluted shares outstanding after their issuance. The Series A Preferred Stock pays eight percent dividends. The dividends are cumulative and payable quarterly. The Series A Preferred Stock carries a liquidating preference, over all other classes of stock, equal to the amount paid for the stock plus any unpaid dividends. The Series A Preferred Stock provides for voting rights on an "as converted to common stock" basis.

As of March 31, 2003, the preferred stock's cumulative dividend totaled $32,986. During March 2003, the Company issued 1,000,000 shares of its common stock to the officer/director as payment for the $32,986 dividend and $38,047 in accrued interest related to the officer/director's promissory notes.

Stock-Based Compensation

During the years ended March 31, 2003 and 2002, the Company issued its officers 350,000 and 295,000 shares of its common stock, respectively, in exchange for consulting services. The transactions were recorded at the quoted market price of the stock on the date of issuance. The services, valued at $10,000 and 92,200, respectively, are included in the accompanying financial statements as "stock-based compensation".

During the year ended March 31, 2003, the Company issued its directors 1,000,000 shares of its common stock for directors fees earned during the year. The transactions were recorded at the quoted market price of the stock on the date of issuance. The services, valued at $20,000, are included in the accompanying financial statements as "stock-based compensation".

                                  XDOGS, INC.
                        NOTES TO FINANCIAL STATEMENTS


During the year ended March 31, 2003, the Company issued an officer/director 7,000,000 shares of its common stock for salaries earned during the years ended March 31, 2003, 2002, and 2001. The transactions were recorded at the quoted market price of the stock on the date of issuance. The services, valued at $180,000 ($60,000 earned during the year ended March 31, 2003), are included in the accompanying financial statements as "stock-based compensation".

NOTE C:  EQUIPMENT

As of March 31, 2003, the Company completed a balance sheet review and determined that the carrying amount of its equipment exceeded its fair value. As a result of this review, the Company recorded an asset impairment charge of $25,080.

The Company disposed of certain office equipment and abandoned a trade show booth during the year ended March 31, 2002 and recorded a write-off in the amount of $14,818.

NOTE D:  NOTES PAYABLE, OTHER

At March 31, 2003, the Company owed a $25,000 promissory note to a shareholder. The note carries a 15 percent interest rate, matured on December 31, 2002, and is personally guaranteed by an officer of the Company. The note is in default as of March 31, 2003. Accrued interest on the note totaled $3,068 at March 31, 2003.

NOTE E:  SHAREHOLDERS' DEFICIT

Common Stock Issued For Debt, Interest and Other Liabilities

During the years ended March 31, 2003 and 2002, the Company issued 1,200,000 and 35,000 shares of its common stock to settle outstanding liabilities totaling $11,248 and $70,667, respectively.

Common Stock Issued For Compensation

During the years ended March 31, 2003 and 2002, the Company issued 1,430,000 and 1,263,153 shares of common stock to outside service providers, in exchange for services. The value of the stock issued was recorded at the quoted market price on the date of issuance and totaled $58,000 and $239,145, respectively. The services are included in the accompanying financial statements as "stock-based compensation".

During the year ended March 31, 2002, the Company cancelled 301,852 shares of its outstanding common stock due to the termination of various service agreements. The Company recorded a reduction in stock-based consulting expenses in the amount of $177,200.

Sale of Common Stock

During the years ended March 31, 2003 and 2002, the Company sold, through its officers and directors, 8,162,500 and 2,940,000 shares of its common stock for $209,075 and $513,499, respectively.

                                  XDOGS, INC.
                        NOTES TO FINANCIAL STATEMENTS

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

The Company agreed to re-price 150,000 options previously granted to an officer on May 9, 2001. The Company recorded a $102,000 stock-based compensation expenses associated with the re-pricing of the options during the year ended March 31, 2002.

Options and Warrants--Nonemployee Grants

The Company also grants options to non-employees for services and in conjunction with certain agreements. These grants are accounted for under SFAS No. 123 based on the grant date fair values. No options or warrants were granted for the years ended March 31, 2003 and 2002.

The following table summarizes changes in stock options and warrants during the years ended March 31, 2003 and 2002:


                                  WARRANTS & OPTIONS    Number of    Weighted Average    Weighted
                                 Number of  Number of    Shares       Exercise Price      Average
                                 Warrants   Options    Exercisable      Per Share       Fair Value
                                 ------------------    -----------      ---------       ----------
Balance at March 31, 2001....... 160,000    795,260      955,260          $ 6.15          $ 5.28

  Warrants/Options issued.......       -          -            -
  Warrants/Options repriced.....       -    150,000      150,000
  Warrants/Options forfeited
    or canceled.................(100,000)  (750,260)    (850,260)
                                ---------  ---------    ---------

Balance at March 31, 2002.......  60,000    195,000      255,000          $ 2.93          $ 6.98

  Warrants/Options issued.......       -          -            -
  Warrants/Options forfeited
    or canceled.................       -          -            -
                                --------    -------      -------

Balance at March 31, 2003.......  60,000    195,000      255,000          $ 2.93          $ 6.98


The following table summarizes information about stock options and warrants outstanding at March 31, 2003:


                                 XDOGS, INC.
                        NOTES TO FINANCIAL STATEMENTS

                               Warrants & Options             Warrants & Options Exercisable
                     -------------------------------------   -------------------------------
                                   Weighted
                                    Average       Weighted                      Weighted
                                   Remaining      Average                       Average
   Range of           Number      Contractual     Exercise     Number           Exercise
Exercise Prices    Outstanding    Live (years)   Per Share   Exerciseable        Price
---------------    -----------    ------------   ---------   ------------       -------
$0.01-$0.50          150,000         2.00        $   0.35      150,000          $  0.35
$1.00-$3.00           45,000         1.50        $   2.08       45,000          $  2.08
$5.00-$15.00          60,000         2.08        $  10.00       60,000          $ 10.00
                   ---------                                 ------------
                     255,000                                   255,000
                   =========                                 ============


Options and Warrants-Pro Forma Information

Had compensation cost for all of the stock-based compensation grants and warrants issued been determined based on grant date fair values of awards, reported net income (loss) per share would have been increased to the pro forma amounts shown below:

                                                     For the Years Ended
                                                           March 31,
                                                    -----------------------
                                                       2003        2002
                                                    ---------  ------------

Net income (loss), as reported......................$  98,537  $ (1,050,670)
                                                    =========  =============
Pro forma net income (loss).........................$  98,537  $ (1,057,675)
                                                    =========  =============
Basic and diluted income (loss) per common
 share, as reported.................................$    0.01  $      (0.16)
                                                    =========  =============
Pro forma basic and diluted income (loss)
 per common share...................................$    0.01  $      (0.16)
                                                    =========  =============

Pro forma information regarding net income and earnings per share is required by SFAS 123 as if the Company had accounted for its issued warrants/options under the fair value method of that Statement. The fair value for these warrants was estimated at the date of issuance using the Black-Scholes option-pricing model with the following assumptions:

Risk-free interest rate..........................    5.00%
Dividend yield...................................    0.00%
Volatility factor................................  217.00%
Weighted average expected live...................  2 years

The above pro forma effects on net loss are not likely to be representative of the effects on reported net loss for future years because options vest over several years and additional awards are generally made each year.

NOTE F:  INCOME TAXES

At March 31, 2003, the Company has accumulated a net operating loss of approximately ($24,912,873) (including pre-reorganization), which may be used to reduce future taxable income through 2022. A valuation allowance has been recognized to completely reserve for the deferred tax assets related to the loss carryforwards. The reserve has been established because of the

                                  XDOGS, INC.
                        NOTES TO FINANCIAL STATEMENTS

uncertainty of future taxable income, which is necessary in order to realize the benefits of the net operating loss carryforwards. Any tax benefits realized in the future from pre-confirmation operating loss carryforwards will be reported as a direct addition to additional paid-in capital. The Company's ability to utilize these carryforwards to offset future taxable income is subject to restrictions under Section 382 of the Internal Revenue Code due to certain changes in the equity ownership of the Company. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for tax purposes. Components of the Company's deferred tax assets are:

                                                      March 31,
                                                 -------------------
                                                 2003           2002
                                             -------------  ------------
Deferred tax assets from net operating
  loss carryforward..........................$  8,475,753   $  8,503,879
Less valuation allowance.....................$ (8,475,753)  $ (8,503,879)
                                             -------------  -------------
Net deferred tax assets......................$          -   $          -
                                             =============  =============

A reconciliation of the U.S. statutory federal income tax rate to the effective rate is as follows:

                                                      March 31,
                                                 -------------------
                                                 2003           2002
                                             -------------  ------------
U.S. federal statutory graduated rate........     20.78%       32.70%
State income tax rate, net of
  federal benefit............................      7.76%        6.60%
Net operating loss for which no tax
  benefit is currently available.............    -28.54%      -39.30%
                                             -----------    ------------
                                                   0.00%        0.00%
                                             ===========    ============
NOTE G:  LITIGATION

In October 2001, Gage Marketing Services filed an action against the Company in U.S. District Court for the District of Minnesota alleging nonpayment for services. Pursuant to a settlement agreement in January 2002, the Company agreed to pay the vendor $4,000 in February 2002 to settle this dispute. The $4,000 settlement was paid during the year ended March 31, 2003.

On or about March 14, 2000, our former advisory consultant, Stephen Carlson, loaned the Company $100,000. The Company executed a note in favor of Mr. Carlson that required payment in full on December 31, 2000. We are in default and Mr. Carlson, on March 9, 2001, initiated a legal action against the Company in the District Court of Hennepin County to collect the loan. The Company also granted Mr. Carlson options to purchase 60,000 shares of the Company's common stock, all of which are not-in-the-money. In November 2001, the Company entered into a settlement agreement with Mr. Carlson whereby the Company agreed to pay him $125,000 over time and on or before June 30, 2002 and secured our obligation with a mortgage on the president of the Company's personal residence. To date, the Company has paid Mr. Carlson $40,000. As of March 31, 2003, the remaining $85,000 is included in the accompanying financial statements as "litigation liabilities" (see Note H).

Mr. Henry Furst filed a complaint against the Company in the U.S. District Court, for the District of Minnesota, alleging that the Company breached its contractual obligations to him and seeking $144,300 in damages. The parties subsequently negotiated a settlement whereby the Company

                                  XDOGS, INC.
                        NOTES TO FINANCIAL STATEMENTS

agreed to pay Mr. Furst $94,000 in installments and executed a confession of judgment in favor of Mr. Furst for that amount. The Company has failed to pay Mr. Furst in accordance with the settlement agreement. During the year ended March 31, 2002, the Company paid Mr. Furst a total of $22,363 in interest and principal. As of March 31, 2003, the remaining principal balance of $85,926 is included in the accompanying financial statements as "litigation liabilities". The Company is negotiating with Mr. Furst to further reduce the outstanding settlement amount.

During the year ended March 31, 2002, the Company settled a lawsuit initiated by its former landlord for unpaid rent and expenses in the amount of $33,093 by issuing 50,000 shares of its common stock and paying $8,875.

The Company was involved in another lawsuit filed by Millennium Holdings Group, which was dismissed with prejudice during the year ended March 31, 2002.

NOTE H:  SUBSEQUENT EVENT

On July 25, 2003, the Company's president advanced the Company $86,839.83, which was used to repay the settlement owed to Mr. Carlson (see Note G).