Form 10QSB
period 2003-06-30
XDOGS COM INC
filed 2003-09-22
CIK 918573

U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2003

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _____________to_______________

Commission file number:  1-12850

                                 XDOGS, INC.
                ----------------------------------------------
                (Name of small business issuer in its charter)


    Nevada                                                  84-1168832
-------------------------------                            ----------------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                             Identification No.)

126 North Third Street, Suite 407
Ninneapolis, Minnesota                                          55401
-----------------------------------------                      ----------
(Address of principal executive offices)                       (Zip Code)

Issuer's telephone number:  (612) 359-9020

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

        Yes [X] No [ ]

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practical date:

                          Outstanding at June 30, 2003
                       ---------------------------------
                                    31,360,543
                         $.001 par value common stock


Transitional Small Business Disclosure Format (Check one)  Yes [ ] No [X]

                                  XDOGS, INC.
                                  FORM 10-QSB

                               TABLE OF CONTENTS


                        PART I--FINANCIAL INFORMATION

ITEM 1.  Financial Statements............................................... 3

ITEM 2.  Management Discussion and Analysis of Financial Condition
         and Results of Operations.......................................... 4

ITEM 3.  Controls and Procedures............................................ 6


                          PART II--OTHER INFORMATION

ITEM 1.  Legal Proceedings.................................................. 6

ITEM 2.  Changes in Securities and Use of Proceeds.......................... 7

ITEM 3.  Defaults Upon Senior Securities.................................... 7

ITEM 4.  Submission of Matters to a Vote of Security Holders................ 7

ITEM 5.  Other Information.................................................. 7

ITEM 6.  Exhibits and Reports on Form 8-K................................... 7

                        PART I--FINANCIAL INFORMATION

ITEM 1.  Financial Statements

                                 XDOGS, INC.

                       CONDENSED FINANCIAL STATEMENTS
                                 UNAUDITED

                               June 30, 2003


                                  INDEX

                                                                Page
                                                                ____

Balance Sheet.................................................  F-1

Condensed Statements of Operations (Unaudited)................  F-2

Condensed Statements of Cash Flows (Unaudited)................  F-3

Notes to Condensed Financial Statements (Unaudited)...........  F-4

                                  XDOGS, INC.
                           CONDENSED BALANCE SHEET
                                 June 30, 2003
                                  (Unaudited)

                                     Assets


Equipment, net..................................................$      1,721
Idle equipment, net.............................................       3,304
                                                                 -----------
                                                                $      5,025
                                                                 ===========

                    Liabilities and Shareholders' Deficit

Current liabilities:
  Bank overdraft................................................$        120
  Accounts and notes payable:
    Accounts payable............................................     154,212
    Notes payable, related party (Note 2).......................     145,120
    Notes payable, other........................................      25,000
  Accrued interest payable to related party (Note 2)............       4,354
  Accrued expenses..............................................      65,418
  Litigation liabilities........................................     170,926
                                                                  ----------
         Total current liabilities..............................     565,150
                                                                  ----------
Commitments and contingencies...................................           -

Shareholders' deficit (Note 5):
  Preferred stock...............................................          10
  Common stock..................................................      31,366
  Additional paid-in capital....................................  13,874,887
  Accrued compensation..........................................     204,063
  Retained deficit.............................................. (14,670,451)
                                                                 -----------
         Total shareholders' deficit............................    (560,125)
                                                                 -----------
                                                                $      5,025
                                                                 ===========


                See accomanying notes to condensed financial statements

                                  XDOGS, INC.
                    CONDENSED STATEMENTS OF OPERATIONS
                                  (Unaudited)


                                                        Three Months Ended
                                                             June 30,
                                                       --------------------
                                                       2003            2002
                                                       ----            ----
Operating expenses:
  Selling, general and administrative expenses....  $   33,860     $    67,385
  Stock-based compensation........................         200          30,000
  Asset impairment................................           -          25,080
  Accounts payable settlement gains...............     (13,300)              -
                                                     ---------      ----------
         Total operating expenses.................      20,760         122,465
                                                     ---------      ----------
         Operating loss...........................     (20,760)       (122,465)

Non-operating income (expense):
  Interest expense (Note 2).......................      (5,291)        (20,091)
  Other income....................................           -               -
  Interest income.................................           -               -
                                                     ---------      ----------
         Loss before income taxes.................     (26,051)       (142,556)

Provision (benefit) for income taxes (Note 3).....           -               -
                                                     ---------      ----------
         Net loss.................................  $  (26,051)    $  (142,556)
                                                     =========      ==========

Basic and diluted loss per common share...........  $    (0.00)    $     (0.01)
                                                     =========      ==========
Basic and diluted weighted average common
 shares outstanding...............................  31,360,543      11,050,543
                                                    ==========      ==========


                See accomanying notes to condensed financial statements

                                  XDOGS, INC.
                     CONDENSED STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                                                        Three Months Ended
                                                             June 30,
                                                       --------------------
                                                       2003            2002
                                                       ----            ----

           Net cash (used in) operating activities  $  (10,863)    $  (193,562)
                                                     ---------      ----------
Cash flow from financing activities:
    Net proceeds from sale of common stock........           -          42,538
                                                     ---------      ----------
         Net cash provided by financing activities           -          42,538
                                                     ---------      ----------

                                Net change in cash     (10,863)       (151,024)
Cash at beginning of period.......................      10,863         158,016
                                                     ---------      ----------
Cash at end of period.............................  $        -     $     6,992
                                                     =========      ==========
Supplemental cash flow information:
    Cash paid for interest........................  $        -     $         -
                                                     =========      ==========
    Cash paid for income taxes                      $        -     $         -
                                                     =========      ==========

Noncash investing and financing activities:
     Stock issued for retirement of debt
      and interest................................  $        -     $   524,795
                                                     =========      ==========


                See accomanying notes to condensed financial statements

                                  XDOGS, INC.
                 NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  (Unaudited)


Note 1:  Unaudited Financial Information

The unaudited condensed financial statements presented herein have been prepared by the Company in accordance with the accounting policies in its annual Form 10-KSB report dated March 31, 2003 and should be read in conjunction with the notes thereto.

In the opinion of management, all adjustments (consisting only of normal recurring adjustments) which are necessary to provide a fair presentation of operating results for the interim periods presented have been made. The results of operations for the three months ended June 30, 2003 are not necessarily indicative of the results to be expected for the fiscal year ending March 31, 2004.

Note 2:  Related Party Transactions

The Company accrued, but did not pay an officer $15,000 for the three months ended June 30, 2002. During the three months ended June 30, 2003, the Company owed an officer $145,120 in promissory notes. Interest expense and accrued interest payable on the notes totaled $4,354 at June 30, 2003.

Note 3:  Income Taxes

The Company records its income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes". The Company incurred net operating losses during the three months ended June 30, 2003 resulting in a deferred tax asset, which was fully allowed for; therefore, the net benefit and expense resulted in $-0-income taxes.

Note 4:  Debt Settlements

During the three months ended June 30, 2003, the Company settled various payables and accruals for less than the historic value of the liabilities. As a result of these settlements, the Company recognized a gain totaling $13,300, which is included in the accompanying condensed financial statements as Accounts Payable Settlement Gains.

Note 5:  Shareholders' Deficit

During the three months ended June 30, 2003, the Company issued a consultant 10,000 shares of its common stock, valued at $200, in exchange for consulting services. For financial accounting purposes, the Company valued the common stock transactions based on the OTCBB quoted market price.

                                  XDOGS, INC.
                 NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  (Unaudited)


Note 6:  Subsequent Events

During July 2003, the Company sold 1,000,000 shares of its common stock for $10,000.

On July 25, 2003, the Company's president advanced the Company $86,840, which was used to repay a legal settlement.

On August 7, 2003, the Company signed a non-binding letter of intent to acquire the business and operations of Katherine Baumann, LLC ("KB"), a Beverly Hills based, California Limited Liability Company and designer of specialty women's handbags. The Company has a ninety day option to acquire 25 percent of KB's fully-diluted capital stock for $250,000, payable in cash. It is contemplated that simultaneous with the exercise of the option and payment of the $250,000, the Company and KB shall execute an agreement and plan of merger, pursuant to which the Company would be the surviving corporation. Following the merger, the prior shareholders of KB would own approximately 75 percent of the Company's fully-diluted common stock, resulting in a change in control.

ITEM 2.	Management's Discussion and Analysis of Financial Condition and
          Results of Operations.

RESULTS OF OPERATIONS AND PLAN OF OPERATION

As of June 30, 2003, we had no operations other than paying past debts and seeking merger or acquisition candidates, which activities generated no revenues. Due to general economic conditions and the ensuing downturn in e-commerce and internet-based businesses generally, we abandoned our prior business plan to exploit our exclusive distribution rights via the internet and re-focused our strategy and adopted a traditional wholesale to retail sales distribution model seller of specialty action sports hard goods and related
apparel which we have been implementing since August, 2000.   We expect to
continue to generate significant losses and without additional funding through private placements of our Common Stock, which cannot be guaranteed, it is highly unlikely that we can continue to operate. As a result, we have been focusing on a plan of operation entailing a strategic acquisition or acquisitions.

Acquisition Strategy

Subsequent Event

On August 7, 2003, we signed a non-binding letter of intent to acquire the business and operations of Kathrine Baumann, LLC ("KB"), a Beverly Hills based, California Limited Liability Company and designer of specialty women's handbags. We obtained a ninety day option to acquire a maximum of 25% of the fully-diluted capital stock of the Company, in consideration of the sum of $250,000, payable in cash (the "Option Price"). In full consideration of the Option, XDGI shall pay for the audit of the financial statements of the Company, as contemplated below. The Deposit shall be used solely for the purpose of paying accounting fees required to effect the "Merger" transaction described herein. The Option shall expire, if not fully exercised, ninety (90) days following the Execution Date. It is contemplated that simultaneous with the exercise of the Option and payment of the $250,000 Option Price, the Company and Kathrine Baumann (the "Principal") shall execute an agreement and plan of merger with XDGI and anewly formed California merger subsidiary of XDGI ("Mergerco") pursuant to which the Company and Mergerco shall be merged, with the Company as the surviving corporation of the Merger. In consideration for the Merger, the Principal or her designees shall receive seventy-five (75%) percent of the fully-diluted capital stock of XDGI, with the remaining twenty-five (25%) percent to be owned by the existing stockholders of XDGI. If we complete the merger, we will establish a seven-person board of directors, four of whom will be nominated by Ms. Baumann, one of whom will be Mr. Rodriguez and two of whom will be independent directors. The transaction is subject to negotiation of a definitive merger agreement and completion of our due diligence investigation of KB's business and assets. We cannot assure that we will obtain the required funds for the option deposit sum, successfully negotiate and consummate the merger or ever be profitable.

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

Operations for Quarter ended June 30, 2003
_________________________________________

As of June 30, 2003, we had no cash on hand, total assets of $5,025, and outstanding liabilities of $565,151. We did not generate any revenues during the three month period ended June 30, 2003. During this period, our selling, general, and administrative expenses were $33,860, our interest expense was $5,291 and our stock-based consulting and compensation expense relating to stock
issued for services was $200.   We experienced a net loss before income taxes of
$26,051 for the three month period ended June 30, 2003. During the period, we able to settle various payables and accruals for less than their historic value, and we recognized a gain totaling $13,300.

LIQUIDITY AND CAPITAL RESOURCES

During the period ended June 30, 2003, we used $10,863 in operating activities, and had no investing activities or financing activities.

Subsequent Events

We have been able to meet our liquidity needs through the issuance of our common shares for cash or for services rendered. In July of 2003, we issued 1,000,000 shares of our Common Stock in private placement for proceeds of $10,000. Additionally, our president advanced the Company $86,840, which was used to repay a legal settlement.

We plan to raise additional capital during the coming 12 months, but currently have not identified additional funding. Our ability to continue operations is highly dependent upon our ability to obtain immediate additional financing, or generate revenues from a combined operation with Kathrine Baumann, LLC or another acquisition candidate, none of which can be guaranteed. Unless additional funding is identified, it is highly unlikely that we can continue to operate. Ultimately, our success is dependent upon our ability to generate revenues from a combined operation with any acquisition candidate and to achieve profitability, which is dependent upon a number of factors, including the sustained profitability of the operations of these candidates. There is no assurance that even with adequate financing or combined operations, we will generate revenues and be profitable.

ITEM 3.  Controls and Procedures

(a)	Evaluation of Disclosure Controls & Procedures.

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

(b) Changes in Internal Control over Financial Reporting.

There were no significant changes in the internal controls or in other factors that could significantly affect these controls after the evaluation date and the date of this report.

                         PART II -- OTHER INFORMATION

ITEM 1.	Legal Proceedings.

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

ITEM 2.  Changes in Securities and Use of Proceeds.

There have been no changes in securities during this reporting period.

ITEM 3.  Defaults Upon Senior Securities.

We incurred no defaults upon senior securities during this reporting period.

ITEM 4.  Submission of Matters to a Vote of Security Holders.

On April 19, 2003, we filed a Proxy Statement Pursuant to Section 14(a) of the Securities Exchange Act of 1934, wherein we were seeking the approval from a majority of our shareholders to amend our Articles of Incorporation to increase the number of authorized shares of Common Stock to 200,000,000. Management asked for this approval by the solicitation of written consents in lieu of a Meeting of Stockholders. The matter was approved and on May 6, 2003, we filed a Certificate of Amendment to Articles of Incorporation.

ITEM 5.	Other Information.

None

ITEM 6.	Exhibits and Reports on Form 8-K.

(a) Exhibits

(b) Form 8-K

    1. Filed May 6, 2003, Notice of action by majority stockholders to Amend Articles of Incorporation

    2. Filed August 7, 2003, Notice of signing of Letter of Intent to acquire Kathrine Baumann, LLC.


                                  SIGNATURES


In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


XDOGS, INC.
(Registrant)



/s/Kent Rodriguez
_______________________
Kent Rodriguez
President


Date:	September 19, 2003