Form 10QSB
period 2003-09-30
XDOGS COM INC
filed 2003-11-19
CIK 918573

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

               For the quarterly period ended September 30, 2003

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

For the transition period from                    to
                              -------------------    --------------

Commission file number:  1-12850

                                   XDOGS, INC.
                   -------------------------------------------
                 (Name of small business issuer in its charter)

          Nevada                                                 84-1168832
-------------------------------                              ------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

126 North Third Street, Suite 407
Minneapolis, Minnesota                                              55401
---------------------------------------                            --------
(Address of principal executive offices)                          (Zip Code)

Issuer's telephone number:  (612) 359-9020

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

                         Outstanding at October 31, 2003
                         -------------------------------
                                   39,865,543
                          $.001 par value common stock

Transitional Small Business Disclosure Format (Check one):  Yes  [  ]  No  [X]

                                   XDOGS, INC.

                                   FORM 10-QSB

                                TABLE OF CONTENTS


                          PART I--FINANCIAL INFORMATION

ITEM 1.  Financial Statements..........................................

ITEM 2.  Management Discussion and Analysis of Financial Condition and
         Results of Operations.........................................

ITEM 3.  Controls and Procedures.......................................


                           PART II--OTHER INFORMATION

ITEM 1.  Legal Proceedings.............................................

ITEM 2.  Changes in Securities.........................................

ITEM 3.  Defaults Upon Senior Securities...............................

ITEM 4.  Submission of Matters to a Vote of Security Holders...........

ITEM 5.  Other Information.............................................

ITEM 6.  Exhibits and Reports on Form 8-K..............................

                          PART I--FINANCIAL INFORMATION

ITEM 1.  Financial Statements


                                   XDOGS, INC.

                         CONDENSED FINANCIAL STATEMENTS
                                    UNAUDITED

                               September 30, 2003


                                      INDEX


                                                                          Page
                                                                          ----

         Balance Sheet (Unaudited)                                         F-1

         Condensed Statements of Operations (Unaudited)                    F-2

         Condensed Statement of Changes in Shareholders' Deficit           F-3

         Condensed Statements of Cash Flows (Unaudited)                    F-4

         Notes to Condensed Financial Statements (Unaudited)               F-5

                                   XDOGS, INC.
                             CONDENSED BALANCE SHEET
                               September 30, 2003
                                   (Unaudited)

                                     Assets

Current Assets:
     Cash                                                          $        158
                                                                   ------------
               Total current assets                                         158

Equipment, net                                                            1,721
Idle equipment, net
                                                                          3,304
                                                                   ------------
                                                                   $      5,183
                                                                   ============

                     Liabilities and Shareholders' Deficit

Current liabilities:
     Accounts and notes payable:
          Accounts payable                                         $    144,384
          Notes payable, related party (Note 2)                         229,960
          Notes payable, other                                           25,000
     Accrued interest payable to related party (Note 2)                   9,537
    Accrued expenses                                                     78,034
     Litigation liabilities
                                                                         85,926
                                                                   ------------
               Total current liabilities
                                                                        572,841
                                                                   ------------

Commitments and contingencies                                              --

Shareholders' deficit (Note 5):

     Preferred stock                                                         10
     Common stock                                                        39,266
     Additional paid-in capital                                      13,952,487
     Accrued compensation                                               204,063
    Retained deficit                                                (14,763,484)
                                                                   ------------
               Total shareholders' deficit                              (56,658)
                                                                   ------------
                                                                   $      5,183
                                                                   ============


            See accompanying notes to condensed financial statements





                                                           XDOGS, INC.
                                             CONDENSED STATEMENTS OF OPERATIONS
                                                           (Unaudited)


                                                               Three Months Ended                      Six Months Ended
                                                                  September 30,                         September 30,
                                                                  -------------                         -------------
                                                            2003               2002                2003               2002
                                                            ----               ----                ----               ----
Operating expenses:
   Selling, general and administrative expenses         $     35,912       $     56,855       $     69,722       $    124,240
   Stock-based compensation                                   41,000             32,500             41,200             62,500

   Asset impairment                                             --                 --                 --               25,080

   Accounts payable settlement gains                            --                 --              (13,300)              --
                                                        ------------       ------------       ------------       ------------

          Total operating expenses                            76,912             89,355             97,672            211,820
                                                        ------------       ------------       ------------       ------------
           Operating loss                                    (76,912)           (89,355)           (97,672)          (211,820)

Non-operating income (expense):
   Interest expense (Note 2)                                  (6,121)           (10,092)           (11,412)           (30,183)
   Other income                                                 --                 --                 --                 --
   Interest income
                                                        ------------       ------------       ------------       ------------
          Loss before income taxes                           (83,033)           (99,447)          (109,084)          (242,003)
                                                        ------------       ------------       ------------       ------------

Provision (benefit) for income taxes (Note 3)                   --                 --                 --                 --
                                                        ------------       ------------       ------------       ------------

          Net loss                                      $    (83,033)      $    (99,447)      $   (109,084)      $   (242,003)
                                                        ============       ============       ============       ============

          Loss attributable to common stock
            after preferred stock dividends             $    (93,033)      $   (112,447)      $   (129,084)      $   (255,003)
                                                        ============       ============       ============       ============

Basic and diluted loss per common share                 $      (0.00)      $      (0.01)      $      (0.00)      $      (0.02)
                                                        ============       ============       ============       ============

Basic and diluted weighted average
  common shares outstanding                               35,182,210         12,158,043         32,453,162         11,503,281
                                                        ============       ============       ============       ============



                                   See accompanying notes to condensed financial statements

                                                           F-2


















                                                       XDOGS, INC.
                                 CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS' DEFICIT
                                                      (Unaudited)




                             Preferred Stock, Series A      Common Stock           Additional
                             -------------------------       ------------           Paid-in      Accrued     Retained
                                Shares    Par Value      Shares      Par Value      Capital   Compensation   Deficit        Total
                                ------    ---------      ------      ---------      -------   ------------   -------        -----
Balance, March 31, 2003            100  $         10   31,355,543  $     31,356  $ 13,874,697  $ 204,063  $(14,634,400)  $ (524,274)

Common stock sales
 (Note 5)                         --       3,800,000        3,800          --            --       44,500
                                                                                                                  --         40,700
Common stock issued to
 an officer for services
(Note 2)                          --         100,000          100           900          --         --           1,000

Common stock issued for
 consulting services
 (Note 5)                         --       4,010,000        4,010        36,190          --         --          40,200

Dividends on preferred
 stock                            --            --           --            --            --      (20,000)      (20,000)

Net loss, six months
 ended September 30,
 2003                             --            --           --            --            --         --        (109,084)    (109,084)
                             ---------  ------------  -----------  ------------  ------------   ---------  ------------  ----------


Balance, September 30, 2003        100  $         10   39,265,543  $     39,266  $ 13,952,487  $ 204,063  $(14,763,484)  $ (567,658)
                             =========  ============  ===========  ============  ============  =========  ============   ==========


                                        See accompanying notes to condensed financial statements




                                                XDOGS, INC.
                                    CONDENSED STATEMENTS OF CASH FLOWS
                                                (Unaudited)


                                                                         Three Months Ended
                                                                            September 30,
                                                                            -------------
                                                                    2003                   2002
                                                                    ----                   ----

               Net cash (used in) operating activities           $ (55,045)             $ (68,988)
                                                                 ---------              ---------
Cash flow from financing activities:
     Proceeds from sale of common stock                             44,500                 79,075
     Proceeds from director's loan                                  84,840                   --
                                                                                        ---------
     Repayment of litigation debts                                 (85,000)                  --
                                                                                        ---------
               Net cash provided by financing activities            79,075                 44,340
                                                                 ---------              ---------


Net change in cash                                                 (10,705)                10,087

Cash at beginning of year                                           10,863                     56
                                                                                        ---------
Cash at end of year                                              $     158              $  10,143
                                                                 =========              =========

Supplemental cash flow information:
     Cash paid for interest                                      $    --                $    --
                                                                 =========              =========
     Cash paid for income taxes                                  $    --                $    --
                                                                 =========              =========

Noncash investing and financing activities:
     Stock issued for retirement of debt and interest            $    --                $ 524,750
                                                                 =========              =========

                   See accompanying notes to condensed financial statements

                                             F-4


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

In the opinion of management, all adjustments (consisting only of normal recurring adjustments) which are necessary to provide a fair presentation of operating results for the interim periods presented have been made. The results of operations for the three and six months ended September 30, 2003 are not necessarily indicative of the results to be expected for the fiscal year ending March 31, 2004.

Note 2: Related Party Transactions

At March 31, 2003, the Company owed an officer a promissory note totaling $145,120. During the six months ended September 30, 2003, the officer advanced the Company an additional $84,840 in exchange for a promissory note. The $145,120 note carries a 10 percent interest rate and matures in June 2004. The $84,840 note also carries a 10 percent interest rate and matures in July 2004. Interest expense and accrued interest payable on the notes totaled $9,537 and $9,537, respectively, at September 30, 2003.

In September 2003, the Company issued an officer 100,000 shares of its common stock, valued at $1,000, as compensation for services rendered. For financial accounting purposes, the Company valued the common stock transactions based on the OTCBB quoted market price.

Note 3:  Income Taxes

The Company records its income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes". The Company incurred net operating losses during the six months ended September 30, 2003 resulting in a deferred tax asset, which was fully allowed for; therefore, the net benefit and expense resulted in $-0-income taxes.

Note 4: Debt Settlements

During the six months ended September 30, 2003, the Company settled various payables and accruals for less than the historic value of the liabilities. As a result of these settlements, the Company recognized a gain totaling $13,300, which is included in the accompanying condensed financial statements as Accounts Payable Settlement Gains.

On or about March 14, 2000, the Company's former advisory consultant, Stephen Carlson, loaned the Company $100,000. The Company executed a note in favor of Mr. Carlson that required payment in full on December 31, 2000. On March 9, 2001, Mr. Carlson initiated a legal action against the Company in the District Court of Hennepin County to collect the loan. In November 2001, the Company entered into a settlement agreement with Mr. Carlson whereby the Company agreed to pay him $125,000 over time and on or before June 30, 2002 and secured the obligation with a mortgage on the president of the Company's personal residence. Through March 31, 2003, the Company had paid Mr. Carlson $40,000. In July 2003, the Company paid the final $85,000 due on the settlement agreement.

                                 XDOGS, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)


Note 5: Shareholders' Deficit

During the six months ended September 30, 2003, the Company issued consultants 4,010,000 shares of its common stock, valued at $40,200, in exchange for consulting services. For financial accounting purposes, the Company valued the common stock transactions based on the OTCBB quoted market price.

During the six months ended September 30, 2003, the Company sold 3,800,000 shares of its common stock to investors for $44,500.

Note 6: Letter of Intent

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

Note 7: Subsequent Events

During October 2003, the Company issued 600,000 shares of its common stock in exchange for legal services.

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

RESULTS OF OPERATIONS AND PLAN OF OPERATION

As of September 30, 2003, we had no operations other than paying past debts and seeking merger or acquisition candidates, which activities generated no revenues. Due to general economic conditions and the ensuing downturn in e-commerce and internet-based businesses generally, we abandoned our prior business plan to exploit our exclusive distribution rights via the internet and re-focused our strategy and adopted a traditional wholesale to retail sales distribution model seller of specialty action sports hard goods and related apparel which we have been implementing since August, 2000. We expect to continue to generate significant losses and without additional funding through private placements of our Common Stock, which cannot be guaranteed, it is highly unlikely that we can continue to operate. As a result, we have been focusing on a plan of operation entailing a strategic acquisition or acquisitions.

We do not expect any significant changes in the number of our employees within the next 12 months.

Acquisition Strategy

On August 7, 2003, we signed a non-binding letter of intent to acquire the business and operations of Kathrine Baumann, LLC ("KB"), a Beverly Hills based,

California Limited Liability Company and designer of specialty women's handbags. The option terminated on November 7, 2003 and the parties are negotiating a Mutual Release and Hold Hamless Agreement

On November 17, 2003 we signed a a non-binding letter of intent to acquire the business and operations of StravinSOFT, Incorporated ("StravinSOFT", a Dallas Texas based, provider of Business and Custom Solutions and Best in Class Data Transmission and File Maker Application Software.

XDOGS (or a newly formed subsidiary of XDOGS formed for the purpose of the Transaction also referred to herein as XDOGS) will issue and deliver to StravinSOFT up to Sixty Million (60,000,000) shares of its duly authorized common stock free and clear of all liens, claims and encumbrances in exchange for either (a) all of the issued and outstanding capital stock of StravinSOFT (the "StravinSOFT Stock"), or (b) all of the assets (whether tangible or intangible) necessary for, used in or useful to StravinSOFT's operations (the "StravinSOFT Assets"). Upon closing of the Transaction, XDOGS would acquire the StravinSOFT Stock or the StravinSOFT Assets free and clear of all claims, liens or encumbrances of any kind except for those liabilities of StravinSOFT which, after completion of due diligence, XDOGS expressly agrees to assume (the "Assumed Liabilities"). StravinSOFT, or its stockholders as the case may be, would remain responsible for all other liabilities. XDOGS and StravinSOFT contemplate a one for one share exchange, with StravinSOFT shareholders receiving fifty percent (50%) of the new entity. The transaction is subject to the negotiation of a definitive merger agreement and completion of our due diligence investigation of StravinSOFT's business and assets. We cannot assure that we will successfully negotiate and consummate the merger or ever be profitable.

We also are exploring and evaluating the feasibility of other acquisition candidates in addition to StravinSOFT. There can be no assurance that any acquisition candidate will be acquired, or if acquired that the combined operations will be successful or profitable.

Revenues

As of the six month period ended September 30, 2003, we did not generate any revenues as compared to generating no revenues for the six month period ended September 30, 2002.

Operating Loss

As of the six month period ended September 30, 2003, we incurred a net loss before income taxes of $109,084 as compared to a net loss before income taxes of $242,003 for the six-month period ended September 30, 2002. This represents a decrease in net operating losses of $132,919 or approximately 55%. The decrease in the net loss was largely a result of our decrease in operating expenses, which included a decrease in selling, general and administrative expenses of $54,468 or approximately 44% and a decrease in stock based compensation to $41,200 as compared to $62,500, representing an approximate 34% decrease for the periods ended September 30, 2003 and September 30, 2002, respectively.

At September 30, 2003, we had a retained deficit of $14,763,484. We will continue to incur losses during the foreseeable future and have yet to establish a revenue base with which to offset our operating expenses. We will need additional working capital to develop our operations in our attempt to achieve profitability. As of the date of this report, we have no agreements or understandings with any third parties regarding additional capital, and we cannot guarantee that we will be successful in obtaining capital upon terms acceptable to us. Our failure to secure necessary financing could have a material adverse effect on our financial condition and results of operations. Additionally, for the period ended September 30, 2003, we had a total shareholders' deficit of 567,658.

Income Taxes

We record our income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". We incurred net operating losses during the six months ended September 30, 2003, resulting in a deferred tax asset, which has been fully allowed for; therefore, the net benefit and expense resulted in $-0- income taxes.

Liquidity and Financial Resources

We had negative working capital of $572,683 at the period ended September 30, 2003. For the period ended September 30, 2003, cash used in operating activities was $55,045 as compared to using $68,988 for the six month period ended September 30, 2002. For the six month period ended September 30, 2003, there was no cash used in or provided by investing activities as compared to using or providing any cash six month period ended September 30, 2003. For the six month period ended September 30, 2003, we realized $44,500 cash in proceeds from the sale of our common stock as compared to $79,075 for the period ended September 30, 2002. In addition we realized $84,840 in proceeds from a director's loan and expended $85,000 for the repayment of litigation debts. As a consequence, net cash provided by financing activities was $44,340 for the six month period ended September 30, 2003, as compared to providing $79,075 in the six month period ended September 30, 2002. As a result, net cash decreased by $10,705 for the six month period ended September 30, 2003, as compared to an increase of $10,087 for the period ended September 30, 2002.

Financing Activities

We have been funding our obligations through the issuance of our Common Stock for services rendered or for cash in private placements. For the next 12 months we may seek additional funds in the private or public equity or debt markets in order to execute our plan of operation and business strategy. There can be no assurance that we will be able to attract capital or obtain such financing when needed or on acceptable terms in which case the Company's ability to execute its business strategy will be impaired.

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

On or about March 14, 2000, the Company's former adviser consultant, Stephen Carlson, loaned the Company $100,000. We executed a note in favor of Mr.Carlson, which required payment in full on December 31, 2000. We were in default on March 9, 2001, and Mr. Carlson initiated a legal action against us in the District Court of Hennepin County, MN to collect the loan. We also granted to Mr. Carlson options to purchase 60,000 shares of Common Stock, all of which were not-in-the money. In November 2001, we entered into a settlement agreement with Mr. Carlson whereby we agreed to pay him $125,000 over time and on or before June 30, 2002 and secured our obligation with our President's personal assets. During fiscal year 2002, we paid Mr. Carlson $45,000 and owed him approximately $80,000. On July 25, 2003, we paid Mr. Carlson in Full.

We also have various matters pending alleging nonpayment for services and aggregating not more than $25,000.

ITEM 2. Changes in Securities and Use of Proceeds.

During the six months ended September 30, 2003, we issued consultants 4,010,000 shares of its common stock, valued at $40,200, in exchange for consulting services.

During the six months ended September 30, 2003, we sold 3,800,000 shares of its common stock to investors for $44,500.

In September 2003, the Company issued an officer 100,000 shares of its common stock, valued at $1,000, as compensation for services rendered.

Subsequent to the period covered by this report, during October 2003, we issued 600,000 shares of our common stock in exchange for legal services.

ITEM 3. Defaults Upon Senior Securities.

We incurred no defaults upon senior securities during this reporting period.

ITEM 4. Submission of Matters to a Vote of Security Holders.

None

ITEM 5. Other Information.

None

ITEM 6. Exhibits and Reports on Form 8-K.

(a) Exhibits

                                                                          Page
Exhibit                   Description                                    Number
                          -----------                                    ------

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

3.5      Bylaws of the Nevada Corporation (Incorporated by reference        *
         to Exhibit 3.5 to Form 10-KSB filed February 2000)

4.1      Specimen of Common Stock (Incorporated by reference to Exhibit     *
         4.1 to Registration Statement on Form SB-2, Registration No.
         33-74240C).

10.1     Incentive Compensation and Employment Agreement for                *
         Kent A. Rodriguez (Incorporated by Reference to
         Exhibit 10.12 of our Form 10-KSB filed July 20, 2001)

31       Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32       Certification pursuant to Section 906 of the Sarbanes-Oxley of 2002


* Incorporated by reference to a previously filed exhibit or report.


(b) Form 8-K - Filed August 7, 2003, Notice of signing of Letter of Intent to acquire Kathrine Baumann, LLC.

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


XDOGS, INC.
 (Registrant)


/s/  Kent Rodriguez
---------------------------
Kent Rodriguez
President

Date:    November  19, 2003