Form 10QSB/A
period 2003-09-30
XDOGS COM INC
filed 2003-11-20
CIK 918573

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB/A


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

               For the quarterly period ended September 30, 2003

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

For the transition period from                    to
                              -------------------    --------------

Commission file number:  1-12850

                                   XDOGS, INC.
                   -------------------------------------------
                 (Name of small business issuer in its charter)

          Nevada                                                 84-1168832
-------------------------------                              ------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

126 North Third Street, Suite 407
Minneapolis, Minnesota                                              55401
---------------------------------------                            --------
(Address of principal executive offices)                          (Zip Code)

Issuer's telephone number:  (612) 359-9020
                            --------------

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           Yes [X]           No [  ]

The purpose of this amendment is to correct some minor errors (pagination) in registrants financial statements.

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


                                      INDEX


                                                                          Page
                                                                          ----

         Balance Sheet (Unaudited)                                         F-1

         Condensed Statements of Operations (Unaudited)                    F-2

         Condensed Statement of Changes in Shareholders' Deficit
         (Unaudited)                                                       F-3

         Condensed Statements of Cash Flows (Unaudited)                    F-4

         Notes to Condensed Financial Statements (Unaudited)               F-5

                                   XDOGS, INC.
                             CONDENSED BALANCE SHEET
                               September 30, 2003
                                   (Unaudited)

                                     Assets

Current Assets:
     Cash                                                          $        158
                                                                   ------------
               Total current assets                                         158

Equipment, net                                                            1,721
Idle equipment, net                                                           0
                                                                          3,304
                                                                   ------------
                                                                   $      5,183
                                                                   ============

                     Liabilities and Shareholders' Deficit

Current liabilities:
     Accounts and notes payable:
          Accounts payable                                         $    144,384
          Notes payable, related party (Note 2)                         229,960
          Notes payable, other                                           25,000
     Accrued interest payable to related party (Note 2)                   9,537
    Accrued expenses                                                     78,034
     Litigation liabilities
                                                                         85,926
                                                                   ------------
               Total current liabilities
                                                                        572,841
                                                                   ------------

Commitments and contingencies                                              --

Shareholders' deficit (Note 5):

     Preferred stock                                                         10
     Common stock                                                        39,266
     Additional paid-in capital                                      13,952,487
     Accrued compensation                                               204,063
    Retained deficit                                                (14,763,484)
                                                                   ------------
               Total shareholders' deficit                             (567,658)
                                                                   ------------
                                                                   $      5,183
                                                                   ============


            See accompanying notes to condensed financial statements





                                                           XDOGS, INC.
                                             CONDENSED STATEMENTS OF OPERATIONS
                                                           (Unaudited)


                                                               Three Months Ended                      Six Months Ended
                                                                  September 30,                         September 30,
                                                                  -------------                         -------------
                                                            2003               2002                2003               2002
                                                            ----               ----                ----               ----
Operating expenses:
   Selling, general and administrative expenses         $     35,912       $     56,855       $     69,722       $    124,240
   Stock-based compensation                                   41,000             32,500             41,200             62,500

   Asset impairment                                             --                 --                 --               25,080

   Accounts payable settlement gains                            --                 --              (13,300)              --
                                                        ------------       ------------       ------------       ------------

          Total operating expenses                            76,912             89,355             97,672            211,820
                                                        ------------       ------------       ------------       ------------
           Operating loss                                    (76,912)           (89,355)           (97,672)          (211,820)

Non-operating income (expense):
   Interest expense (Note 2)                                  (6,121)           (10,092)           (11,412)           (30,183)
                                                        ------------       ------------       ------------       ------------
          Loss before income taxes                           (83,033)           (99,447)          (109,084)          (242,003)
                                                        ------------       ------------       ------------       ------------

Provision (benefit) for income taxes (Note 3)                   --                 --                 --                 --
                                                        ------------       ------------       ------------       ------------

          Net loss                                      $    (83,033)      $    (99,447)      $   (109,084)      $   (242,003)
                                                        ============       ============       ============       ============

          Loss attributable to common stock
            after preferred stock dividends             $    (93,033)      $   (112,447)      $   (129,084)      $   (255,003)
                                                        ============       ============       ============       ============

Basic and diluted loss per common share                 $      (0.00)      $      (0.01)      $      (0.00)      $      (0.02)
                                                        ============       ============       ============       ============

Basic and diluted weighted average
  common shares outstanding                               35,182,210         12,158,043         32,453,162         11,503,281
                                                        ============       ============       ============       ============



                                   See accompanying notes to condensed financial statements

                                                           F-2


















                                                       XDOGS, INC.
                                 CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS' DEFICIT
                                                      (Unaudited)




                             Preferred Stock, Series A      Common Stock           Additional
                             -------------------------       ------------           Paid-in      Accrued     Retained
                                Shares    Par Value      Shares      Par Value      Capital   Compensation   Deficit        Total
                                ------    ---------      ------      ---------      -------   ------------   -------        -----
Balance, March 31, 2003            100  $         10   31,355,543  $     31,356  $ 13,874,697  $ 204,063  $(14,634,400)  $ (524,274)

Common stock sales
 (Note 5)                         --            --      3,800,000         3,800        40,700        --           --         44,500

Common stock issued to
 an officer for services
(Note 2)                          --            --        100,000           100           900         --         --           1,000

Common stock issued for
 consulting services
 (Note 5)                         --            --      4,010,000         4,010        36,190         --         --          40,200

Dividends on preferred
 stock                            --            --           --            --            --           --      (20,000)      (20,000)

Net loss, six months
 ended September 30,
 2003                             --            --           --            --            --           --       (109,084)   (109,084)
                             ---------  ------------  -----------  ------------  ------------   ---------  ------------  ----------


Balance, September 30, 2003        100  $         10   39,265,543  $     39,266  $ 13,952,487  $ 204,063  $(14,763,484)  $ (567,658)
                             =========  ============  ===========  ============  ============  =========  ============   ==========


                                        See accompanying notes to condensed financial statements




                                                XDOGS, INC.
                                    CONDENSED STATEMENTS OF CASH FLOWS
                                                (Unaudited)


                                                                           Six Months Ended
                                                                            September 30,
                                                                            -------------
                                                                    2003                   2002
                                                                    ----                   ----

               Net cash (used in) operating activities           $ (55,045)             $ (68,988)
                                                                 ---------              ---------
Cash flow from financing activities:
     Proceeds from sale of common stock                             44,500                 79,075
     Proceeds from director's loan                                  84,840                   --

     Repayment of litigation debts                                 (85,000)                  --
                                                                 ---------              ---------
               Net cash provided by financing activities            79,075                 44,340
                                                                 ---------              ---------


Net change in cash                                                 (10,705)                10,087

Cash at beginning of year                                           10,863                     56
                                                                                        ---------
Cash at end of year                                              $     158              $  10,143
                                                                 =========              =========

Supplemental cash flow information:
     Cash paid for interest                                      $    --                $    --
                                                                 =========              =========
     Cash paid for income taxes                                  $    --                $    --
                                                                 =========              =========

Noncash investing and financing activities:
     Stock issued for retirement of debt and interest            $    --                $ 524,750
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

RESULTS OF OPERATIONS AND PLAN OF OPERATION

As of September 30, 2003, we had no operations other than paying past debts and seeking merger or acquisition candidates, which activities generated no revenues. Due to general economic conditions and the ensuing downturn in e-commerce and internet-based businesses generally, we abandoned our prior business plan to exploit our exclusive distribution rights via the internet and re-focused our strategy and adopted a traditional wholesale to retail sales distribution model seller of specialty action sports hard goods and related apparel which we had been implementing since August, 2000. We expect to continue to generate significant losses and without additional funding through private placements of our Common Stock, which cannot be guaranteed, it is highly unlikely that we can continue to operate. As a result, we have been focusing on a plan of operation entailing a strategic acquisition or acquisitions.

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

31       Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32       Certification pursuant to Section 906 of the Sarbanes-Oxley of 2002


(b) Form 8-K - Filed August 7, 2003, Notice of signing of Letter of         *
               Intent to acquire Kathrine Baumann, LLC.


* Incorporated by reference to a previously filed exhibit or report.

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


XDOGS, INC.
(Registrant)


/s/  Kent Rodriguez
---------------------------
Kent Rodriguez
President

Date:    November 20, 2003