Form 10QSB
period 2003-12-31
XDOGS COM INC
filed 2004-02-13
CIK 918573

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the quarter ended December 31, 2003
                         Commission file number 1-12850

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 41,228,543 shares of Common Stock, $.01 par value per share, outstanding as of February 2, 2004.

                                   XDOGS, INC.
                                      INDEX


Part I: FINANCIAL INFORMATION
Item 1.  FINANCIAL STATEMENTS
                                                                            Page
                                                                            ----

Item 1. Financial Statements
Condensed balance sheet, December 31, 2003 (unaudited)...................... F-1
Condensed statements of operations for the three and nine months ended December 31, 2003 and 2002 (unaudited)........................... F-2
Condensed statement of changes in shareholders' deficit for the nine months ended December 31, 2003 (unaudited)............................. F-3
Condensed statements of cash flows for the nine months
     ended December 31, 2003 and 2002 (unaudited)........................... F-4
Notes to condensed financial statements (unaudited)......................... F-5

Item 2. Management's Discussion and Analysis of Financial Condition
     and Results of Operations..............................................  3

Item 3.Controls and Procedures..............................................  5

Part II: OTHER INFORMATION..................................................  6

                                   XDOGS, INC.
                             CONDENSED BALANCE SHEET
                                December 31, 2003
                                   (Unaudited)



                                     Assets


Current assets:
    Cash .........................................................  $       649
                                                                    -----------
                 Total current assets.............................          649


Equipment, net....................................................        1,721
Idle equipment, net...............................................        3,304
                                                                    $     5,674
                                                                    ===========


                      Liabilities and Shareholders' Deficit


Current liabilities:
     Accounts and notes payable:
        Accounts payable..........................................  $   145,711
        Notes payable, related party (Note 2).....................      229,960
        Notes payable, other (Note 5).............................       75,000
     Accrued interest payable to related party (Note 2)...........        9,537
     Accrued expenses.............................................       82,960
     Litigation liabilities.......................................       85,926
                                                                    -----------
                 Total current liabilities........................      629,094
                                                                    -----------

Commitments and contingencies ....................................        --


Shareholders' deficit (Note 6):
     Preferred stock..............................................           10
     Common stock.................................................       40,866
     Additional paidin capital....................................   14,011,187
     Accrued compensation.........................................      204,063
     Retained deficit.............................................  (14,879,546)
                                                                    -----------
                 Total shareholders' deficit......................     (623,420)
                                                                    -----------
                                                                    $     5,674
                                                                    ===========


            See accompanying notes to condensed financial statements



                                                    XDOGS, INC.
                                        CONDENSED STATEMENTS OF OPERATIONS
                                                    (Unaudited)



                                                           Three Months Ended              Nine Months Ended
                                                               December 31,                   December 31,
                                                      ----------------------------    ----------------------------
                                                           2003            2002           2003            2002
                                                      ------------    ------------    ------------    ------------
Operating expenses:
    Selling, general and administrative expenses ..   $     38,659    $     54,258    $    108,431    $    178,498
    Stockbased compensation .......................         60,300           1,000         101,500          63,500
    Asset impairment ..............................           --              --              --            25,080
    Accounts payable settlement gains .............           --          (189,950)        (13,300)       (189,950)
                                                      ------------    ------------    ------------    ------------
                  Total operating expenses ........         98,959        (134,692)        196,631          77,128
                                                      ------------    ------------    ------------    ------------
                  Operating loss ..................        (98,959)        134,692        (196,631)        (77,128)


Nonoperating income (expense):
    Interest expense (Note 2) .....................         (7,103)        (10,191)        (18,515)        (40,274)
    Other income ..................................           --             1,670            --             1,670
                                                      ------------    ------------    ------------    ------------
                  Loss before income taxes ........       (106,062)        126,171        (215,146)       (115,732)

Provision (benefit) for income taxes (Note 3) .....           --              --              --              --
                                                      ------------    ------------    ------------    ------------
                  Net loss ........................   $   (106,062)   $    126,171    $   (215,146)   $   (115,732)
                                                      ============    ============    ============    ============

                  Loss attributable to common stock
                    after preferred stock dividends   $   (116,062)   $    112,827    $   (245,146)   $   (139,176)
                                                      ============    ============    ============    ============

Basic and diluted loss per common share ...........   $      (0.00)   $       0.01    $      (0.00)   $      (0.01)
                                                      ============    ============    ============    ============

Basic and diluted weighted average
    common shares outstanding .....................     40,032,210      14,178,876      34,054,654      12,043,376
                                                      ============    ============    ============    ============


                             See accompanying notes to condensed financial statements

                                                        F-2



                                             XDOGS, INC.
                       CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS' DEFICIT
                                             (Unaudited)



                                            Preferred Stock, Series A          Common Stock
                                           ---------------------------   ---------------------------
                                              Shares       Par Value        Shares       Par Value
                                           ------------   ------------   ------------   ------------
              Balance, March 31, 2003 ..            100   $         10     31,355,543   $     31,356



Common stock sales (Note 6) ............           --             --        3,800,000          3,800

Common stock issued to an
   officer for services (Note 2) .......           --             --          100,000            100

Common stock issued for
   consulting services (Note 6) ........           --             --        5,010,000          5,010

Common stock issued for
   legal services (Note 6) .............           --             --          600,000            600

Dividends on preferred stock ...........           --             --             --             --

Net loss, nine months ended
  December 31, 2003 ....................           --             --             --             --
                                           ------------   ------------   ------------   ------------

              Balance, December 31, 2003            100   $         10     40,865,543   $     40,866
                                           ============   ============   ============   ============

                                                 F-3




                                               XDOGS, INC.
                         CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS' DEFICIT
                                               (Unaudited)
                                                CONTINUED



                                            Additional
                                             Paid-in        Accrued        Retained
                                             Capital      Compensation      Deficit         Total
                                           ------------   ------------   ------------    ------------
              Balance, March 31, 2003 ..   $ 13,874,697   $    204,063   $(14,634,400)   $   (524,274)



Common stock sales (Note 6) ............         40,700           --             --            44,500

Common stock issued to an
   officer for services (Note 2) .......          2,900           --             --             3,000

Common stock issued for
   consulting services (Note 6) ........         63,490           --             --            68,500

Common stock issued for
   legal services (Note 6) .............         29,400           --             --            30,000

Dividends on preferred stock ...........           --             --          (30,000)        (30,000)

Net loss, nine months ended
  December 31, 2003 ....................           --             --         (215,146)       (215,146)
                                           ------------   ------------   ------------    ------------

              Balance, December 31, 2003   $ 14,011,187   $    204,063   $(14,879,546)   $   (623,420)
                                           ============   ============   ============    ============


                        See accompanying notes to condensed financial statements

                                             F-3(Con't)



                                    XDOGS, INC.
                         CONDENSED STATEMENTS OF CASH FLOWS
                                     (Unaudited)



                                                                Nine Months Ended
                                                                   December 31,
                                                              ----------------------
                                                                2003         2002
                                                              ---------    ---------
                 Net cash (used in) operating activities ..   $(104,554)   $(103,923)
                                                              ---------    ---------

Cash flow from financing activities:
        Proceeds from sale of common stock ................      44,500      104,075
        Proceeds from director's loan .....................      84,840         --
        Proceeds from issuance of note payable (Note 5) ...      50,000         --
        Repayment of litigation debts .....................     (85,000)        --
                                                                           ---------
                 Net cash provided by financing activities       94,340      104,075
                                                              ---------    ---------


                                       Net change in cash       (10,214)         152
Cash at beginning of period ...............................      10,863           56
                                                              ---------    ---------

Cash at end of period .....................................   $     649    $     208
                                                              =========    =========

Supplemental cash flow information:
       Cash paid for interest .............................   $  10,186    $    --
                                                              =========    =========
       Cash paid for income taxes .........................   $    --      $    --
                                                              =========    =========

       Noncash investing and financing activities:
           Stock issued for retirement of debt and interest   $    --      $ 529,000
                                                              =========    =========


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

In the opinion of management, all adjustments (consisting only of normal recurring adjustments) which are necessary to provide a fair presentation of operating results for the interim periods presented have been made. The results of operations for the three and nine months ended December 31, 2003 are not necessarily indicative of the results to be expected for the fiscal year ending March 31, 2004.

Note 2: Related Party Transactions

At March 31, 2003, the Company owed an officer a promissory note totaling $145,120. During the nine months ended December 31, 2003, the officer loaned the Company an additional $84,840 in exchange for a promissory note. The $145,120 note carries a 10 percent interest rate and matures in June 2004. The $84,840 note also carries a 10 percent interest rate and matures in July 2004. The Company paid the officer $10,186 for interest expense during the nine months ended December 31, 2003. Interest expense and accrued interest payable on the notes totaled $15,286 and $5,100, respectively, at December 31, 2003.

The Company accrues wages for its president at $5,000 per month. As of December 31, 2003, the Company has accrued $45,000 in wages for its president.

In September 2003, the Company issued an officer 100,000 shares of its common stock, valued at $3,000, as compensation for services rendered. For financial accounting purposes, the Company valued the common stock transactions based on the OTCBB quoted market price.

Note 3:  Income Taxes

The Company records its income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes". The Company incurred net operating losses during the nine months ended December 31, 2003 resulting in a deferred tax asset, which was fully allowed for; therefore, the net benefit and expense resulted in $-0-income taxes.

Note 4: Debt Settlements

During the nine months ended December 31, 2003, the Company settled various payables and accruals for less than the historic value of the liabilities. As a result of these settlements, the Company recognized a gain totaling $13,300, which is included in the accompanying condensed financial statements as Accounts Payable Settlement Gains.

On or about March 14, 2000, the Company's former advisory consultant, Stephen Carlson, loaned the Company $100,000. The Company executed a note in favor of Mr. Carlson that required payment in full on December 31, 2000. On March 9, 2001, Mr. Carlson initiated a legal action against the Company in the District

                                   XDOGS, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)


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

Note 5: Notes Payable

On December 2, 2003, the Company received $50,000 from an individual in exchange for a promissory note. The note carries a ten percent interest rate and matures on December 2, 2004. Interest expense and accrued interest payable on the note totaled $417 and $417, respectively, at December 31, 2003. The Company expects the note holder to convert the promissory note into the Company's common stock.

Note 6: Shareholders' Deficit

During the nine months ended December 31, 2003, the Company issued consultants 5,010,000 shares of its common stock, valued at $68,500, in exchange for consulting services. For financial accounting purposes, the Company valued the common stock transactions based on the OTCBB quoted market price.

During the nine months ended December 31, 2003, the Company issued its attorneys 600,000 shares of its common stock, valued at $30,000, in exchange for legal services. For financial accounting purposes, the Company valued the common stock transactions based on the OTCBB quoted market price.

During the nine months ended December 31, 2003, the Company sold 3,800,000 shares of its common stock to investors for $44,500.

Note 7: Letters of Intent

On August 7, 2003, the Company signed a non-binding letter of intent to acquire the business and operations of Katherine Baumann, LLC ("KB"), a Beverly Hills based, California Limited Liability Company and designer of specialty women's handbags. The Company has a ninety day option to acquire 25 percent of KB's fully-diluted capital stock for $250,000, payable in cash. It is contemplated that simultaneous with the exercise of the option and payment of the $250,000, the Company and KB shall execute an agreement and plan of merger, pursuant to which the Company would be the surviving corporation. Following the merger, the prior shareholders of KB would own approximately 75 percent of the Company's fully-diluted common stock, resulting in a change in control. In November 2003, the parties agreed not to proceed with the acquisition.

On November 17, 2003, the Company signed a non-binding letter of intent to acquire the business and operations of StravinSOFT, Inc. ("StravinSOFT"), a Dallas, Texas based provider of Business and Custom Solutions, Best in Class Data Transmission, and File Maker Application Software. Under the terms of the LOI, the Company will issue 60,000,000 shares of its common stock to the shareholders of StravinSOFT in exchange for either (a) all of the issued and outstanding capital stock of StravinSOFT, or (b) all of the assets necessary

                                  XDOGS, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)


for, used in or useful to StravinSOFT's operations. The Company and StravinSOFT contemplate a one-for-one share exchange with the shareholders of StravinSOFT receiving 50 percent of the new entity. The transaction is subject to negotiation of a definitive merger agreement and completion of due diligence investigations. The letter of intent expired on February 11, 2004 as the parties were unable to negotiate a definitive merger agreement.

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

RESULTS OF OPERATIONS AND PLAN OF OPERATION

Limited or No Real Operations

     As of December 31, 2003, we had limited operations with no revenues from operations. In our current form, we expect to continue to generate significant losses and without additional funding through private placements of our common stock, which cannot be guaranteed, it is highly unlikely that we can continue to operate. As a result, we have been focusing all of our efforts on identifying an acquisition target to enhance shareholder value.

Acquisition Strategy

     On August 7, 2003, we signed a non-binding letter of intent to acquire the business and operations of Kathrine Baumann, LLC ("KB"), a Beverly Hills based, California Limited Liability Company and designer of specialty women's handbags. In November 2003, the parties agreed not to proceed with the merger.

On November 17, 2003 we signed a non-binding letter of intent to acquire the business and operations of StravinSOFT, Incorporated ("StravinSOFT", a Dallas Texas based, provider of Business and Custom Solutions and Best in Class Data Transmission and File Maker Application Software. Under the terms of the LOI, the Company will issue up to Sixty Million (60,000,000) shares of its common stock to the shareholders of StravinSOFT in exchange for either (a) all of the issued and outstanding capital stock of StravinSOFT, or (b) all of the assets necessary for, used in or useful to StravinSOFT's operations. The Company and StravinSOFT contemplate a one-for-one exchange with shareholders of StravinSOFT receiving fifty percent (50%) of the new entity. The transaction is subject to the negotiation of a definitive merger agreement and completion of our due diligence investigation of StravinSOFT's business and assets. The letter of intent to expired on February 11, 2004, as the parties were unable to negotiate a definitive merger agreement.

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

Operations for the Three Months Ended December 31, 2003

     As of December 31, 2003, we had current assets of $649, total assets of $5,674 and total current liabilities of $629,094. We had no net sales for this period. During this period, our total expenses were $98,959, compared to $55,258 for the same period last year. Our selling, general and administrative expenses were $38,659, compared to $54,258 for the same period last year, and our interest expense was $7,103, compared to $10,191 for the same period last year. We had a net loss for the quarter ended December 31, 2003 of $106,062 and a basic and diluted loss of $0.00 per common share.

LIQUIDITY AND CAPITAL RESOURCES

     We have very little cash. Our cash and cash equivalents were $649 on December 31, 2003, compared to $208 on December 31, 2002. As a result of having little cash, we met our liquidity needs through the issuance of our common shares for cash or for services rendered.

     For the nine months ended December 31, 2003, we issued 5,010,000 shares of our common stock, valued at $68,500, for consulting services, 600,000 shares of common stock to our attorneys valued at $30,000, and sold 3,800,000 shares of common stock for $44,500.

     During the nine months ended December 31, 2002, we used no cash in investing activities. Our financing activities for this period provided cash of $94,340 as compared to $104,075 for the same period in 2002.

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

PART II - OTHER INFORMATION

ITEM 1. - LEGAL PROCEEDINGS

Henry Furst filed a complaint against us in the U.S. District Court for the District of Minnesota alleging that we breached our contractual obligations to him and seeking $144,000 in damages. The parties subsequently negotiated a settlement whereby we agreed to pay Mr. Furst $94,000 in installments and executed a confession of judgment in favor of Mr. Furst for that amount. During the year ended March 31, 2002, we paid Mr. Furst a total of $22,363 in interest and principal. We are currently negotiating with Mr. Furst to settle this judgment.

On or about March 14, 2000, the Company's former adviser consultant, Stephen Carlson, loaned the Company $100,000. We executed a note in favor of Mr.Carlson, which required payment in full on December 31, 2000. We were in default on March 9, 2001, and Mr. Carlson initiated a legal action against us in the District Court of Hennepin County, MN to collect the loan. We also granted to Mr. Carlson options to purchase 60,000 shares of Common Stock, all of which were not-in-the money. In November 2001, we entered into a settlement agreement with Mr. Carlson whereby we agreed to pay him $125,000 over time and on or before June 30, 2002 and secured our obligation with our President's personal assets. During fiscal year 2002, we paid Mr. Carlson $40,000 and owed him approximately $85,000. On July 25, 2003, we paid Mr. Carlson in full.

We also have various matters pending alleging nonpayment for services and aggregating not more than $25,000


ITEM 2.- CHANGES IN SECURITIES

     a.  None.

     b.  None.

     c. Recent Sales of Unregistered Securities. During the three months ended December 31, 2003, we issued an aggregate of 1,000,000 shares of our Common Stock to a consultant, and 600,000 shares of our Common Stock to our attorneys valued at $30,000 for legal services. We relied on
         Section 4(2) of the Securities Act of 1933, as amended, for the issuance of all of these securities.

     d.  None.

ITEM 3. - DEFAULTS UPON SENIOR SECURITIES.  None.

ITEM 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

       None

ITEM 5. - OTHER INFORMATION.  None.

ITEM 6. - EXHIBITS AND REPORTS ON FORM 8-K.

         a. Exhibits -


Exhibit
Number              Description                                            Page
------              -----------                                            ----

3.1                 Restated Articles of Incorporation (Incorporated        *
                    by reference to Exhibit 3.1 to Registration
                    Statement on Form SB-2, Registration No.
                    33-74240C).

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


10.1                Incentive Compensation and Employment Agreement         *
                    for Kent A. Rodriguez (Incorporated by Reference
                    to Exhibit 10.12 of our Form 10-KSB filed July 20,
                    2001)

31.1 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


*    Incorporated by reference to a previously filed exhibit or report.

                                   SIGNATURES


          In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            XDOGS, INC.


                                            By:  /s/  Kent Rodriguez
                                              -------------------------------
Date: February 13, 2004                               Kent Rodriguez
                                                      Chief Executive Officer
                                                      Chief Financial and
                                                      Accounting Officer