Form 10KSB
period 2004-03-31
XDOGS COM INC
filed 2004-07-22
CIK 918573

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                                    OF 1934

                    For the fiscal year ended March 31, 2004
                         Commission file number: 1-12850

                                   XDOGS, INC.
                        Formerly known as XDOGS.COM, INC.
               --------------------------------------------------
              (Exact name of small business issuer in its charter)

                  Incorporated26 North Third Street, Suite 407
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

The issuer's revenues for its most recent fiscal year were  $ - 0 -

The aggregate market value of the Company's common stock held by non-affiliates of the Company on July 21, 2004 was approximately $674,078 computed by reference to the average of the closing bid and ask prices as quoted on that date.

Check whether the Company has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act after the distribution of securities under a plan confirmed by a court.
Yes     X      No
      -----         -----

The Company has one class of equity securities outstanding: Common Stock, $.01 par value per share (the "Common Stock"). On July 21, 2004, there were 42,738,543 shares outstanding. As of June 30, 1998, the date of our reorganization in Bankruptcy, our common shares were subject to a 54 for 1 reverse split. As of August 23, 2000, our common shares were further subject to a 5 for 1 reverse split. All references to our shares in this Form 10-KSB include the effect of these reverse splits of our common stock. The Company is also authorized to issue 1,000,000 shares of Preferred Stock, par value $.01 per share, of which 100 shares are Class A Convertible Preferred Stock have been issued. See "Item 5 Market for the Company's Common Equity and Related Stockholder Matters."

                                   XDOGS, INC.

           FORM 10-KSB ANNUAL REPORT FOR THE YEAR ENDED MARCH 31, 2004

                                TABLE OF CONTENTS

                                     PART 1

                                                                            Page

ITEM 1.    DESCRIPTION OF BUSINESS........................................... 4
ITEM 2.    DESCRIPTION OF PROPERTY........................................... 5
ITEM 3.    LEGAL PRECEEDINGS................................................. 5
ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS............... 6

                                     PART II

ITEM 5.    MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.......... 6
ITEM 6.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION......... 9
ITEM 7.    FINANCIALSTATEMENTS............................................... 12
ITEM 8.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND
           FINANCIAL DISCLOSURE.............................................. 12
ITEM 8A.   CONTROLS AND PROCEDURES........................................... 12

                                    PART III

ITEM 9.    DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
           COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT................. 13
ITEM 10.   EXECUTIVE COMPENSATION............................................ 14
ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
           MANAGEMENT AND RELATED STOCKHOLDER MATTERS........................ 15
ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.................... 16
ITEM 13.   EXHIBITS AND REPORTS ON FORM 8-K.................................. 17
ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES............................ 17





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

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

Limited Operation

We currently have no operations, no revenues and have generated a loss in each year of our operations. Previously, we were the exclusive North America distributors of high-end European outdoor apparel and equipment for the outdoor enthusiast. We sought to build and market our exclusive distribution rights and these products initially through the internet and then later through a traditional wholesale to retail business model. We were not been successful.

Due to general economic conditions and the ensuing downturn in e-commerce and internet-based businesses generally, we abandoned our prior business plan to exploit our exclusive distribution rights via the internet, re-focused our strategy and adopted a traditional wholesale to retail sales distribution model which we have been implementing since August, 2000. However, this has provided no substantial operations or revenues to date and we do not anticipate that it will. Due to the lack of revenues, we no longer maintain any exclusive distribution arrangements.

In our current form, we expect to continue to generate significant losses and without additional funding through private placements of our common stock, which cannot be guaranteed, it is highly unlikely that we can continue to operate. As a result, we have been focusing on a plan of operation entailing a strategic merger, acquisition or acquisitions to enhance shareholder value

History

We were originally incorporated in Colorado in April 1991 under the name Snow Runner (USA), Inc. We were the general partner of Snow Runner (USA) Ltd., a Colorado limited partnership to sell proprietary snow skates under the name "Sled Dogs" which was dissolved in August 1992 and our name was changed to Snow Runner (USA), Inc. In late 1993, we relocated our operations to Minnesota and in January 1994 changed our name to Snow Runner, Inc. In November 1994 we changed our name to the Sled Dogs Company. On November 5, 1997, we filed for protection under Chapter 11 of the U.S. Bankruptcy Code. In September 1998, we emerged from protection of Chapter 11 of the U.S. Bankruptcy Code. In May, 1999, we changed our state of domicile to Nevada and our name to XDOGS.COM, Inc. In August 2000, following our bankruptcy, we made a decision to re-focus to a traditional wholesale to retail distributor, and obtained the exclusive North American rights to distribute high-end European outdoor apparel and equipment. We first intended to exploit these rights over the Internet under the name XDOGS.COM, Inc. However, due to the general economic conditions and the ensuing general downturn in e-commerce and internet-based businesses, we decided that to best preserve our core assets we would need to adopt a more traditional strategy. Thus, we abandoned this approach and to better reflect our new focus, we changed our name to XDOGS, Inc.

Acquisition Strategy

On August 7, 2003, we signed a non-binding letter of intent to acquire the business and operations of Kathrine Baumann, LLC ("KB"), a Beverly Hills based, California Limited Liability Company and designer of specialty women's handbags. In November 2003, the parties agreed not to proceed with the merger.

On November 17, 2003 we signed a non-binding letter of intent to acquire the business and operations of StravinSOFT, Incorporated ("StravinSOFT", a Dallas Texas based, provider of Business and Custom Solutions and Best in Class Data Transmission and File Maker Application Software. Under the terms of the LOI, the Company will issue up to Sixty Million (60,000,000) shares of its common stock to the shareholders of StravinSOFT in exchange for either (a) all of the issued and outstanding capital stock of StravinSOFT, or (b) all of the assets necessary for, used in or useful to StravinSOFT's operations. The Company and StravinSOFT contemplate a one-for-one exchange with shareholders of StravinSOFT receiving fifty percent (50%) of the new entity. The transaction is subject to the negotiation of a definitive merger agreement and completion of our due diligence investigation of StravinSOFT's business and assets. This letter of intent expired on February 11, 2004, as the Company completed its due diligence and the parties were unable to negotiate a definitive merger agreement.

On June 1, 2004 we signed a non-binding Letter of Intent to acquire the business and operations of LMP, a Los Angeles, CA based financier and distributor of theatrical motion pictures and television programming in both traditional and new media formats on a world-wide basis XDOGS (or a newly formed subsidiary of XDOGS formed for the purpose of the Transaction also referred to herein as XDOGS) will issue and deliver to LMP shares of its duly authorized common stock free and clear of all liens, claims and encumbrances in exchange for either (a) all of the issued and outstanding capital stock of LMP (the "LMP Stock"), or (b) all of the assets (whether tangible or intangible) necessary for, used in or useful to LMP's operations (the "LMP Assets"). Upon closing of the Transaction, XDOGS would acquire the LMP Stock or the LMP Assets free and clear of all claims, liens or encumbrances of any kind except for those liabilities of LMP which, after completion of due diligence, XDOGS expressly agrees to assume (the "Assumed Liabilities"). LMP, or its stockholders as the case may be, would remain responsible for all other liabilities. XDOGS and LMP contemplate a one for one share exchange, with LMP shareholders receiving seventy-three percent (73%) of the new entity. The Letter of Intent expired on July 15, 2004 and the parties have agreed to continue to negotiate a Stock Purchase Agreement per the terms and conditions as summarized above.

We plan to raise additional capital during the coming fiscal year, but currently have not identified additional funding sources. Our ability to continue operations is highly dependent upon our ability to obtain immediate additional financing, or generate revenues from a combined operation with LMP or another acquisition candidate, none of which can be guaranteed. Unless additional funding is located, it is highly unlikely that we can continue to operate. Ultimately, our success is dependent upon our ability to generate revenues from a combined operation with our potential acquisition candidate and.to achieve profitability, which is dependent upon a number of factors, including general economic conditions and the sustained profitability of the operations of any potential candidates. There is no assurance that even with adequate financing or combined operations, we will generate revenues and be profitable.

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

EMPLOYEES

As of March 31, 2004 we had one full time employee consisting of our President.

RESEARCH AND DEVELOPMENT

During the last three fiscal years, we did not incur research and development expenses.

ITEM 2. PROPERTIES

Our corporate office is located at 126 North Third Street, Suite 407, Minneapolis, Minnesota 55401. This office space is leased from an unaffiliated third party on a month to month basis for a monthly rental of $780.00.

ITEM 3. LEGAL PROCEEDINGS
Mr. Henry Furst filed a complaint against us in the U.S. District Court for the District of Minnesota alleging that the Company breached its contractual obligations to him and seeking $144,000 in damages. The parties subsequently negotiated a settlement whereby the Company agreed to pay Mr. Furst $94,000 in installments and executed a confession of judgment in favor of Mr. Furst for that amount. The Company failed to pay Mr. Furst in accordance with this settlement agreement. During the year ended March 31, 2002, we paid Mr. Furst a total of $22,363 in interest and principal. We are currently negotiating with Mr. Furst to settle this judgement.

On or about March 14, 2000, the Company's former adviser consultant, Stephen Carlson, loaned the Company $100,000. We executed a note in favor of Mr. Carlson, which required payment in full on December 31, 2000. We were in default on March 9, 2001, and Mr. Carlson initiated a legal action against us in the District Court of Hennepin County, MN to collect the loan. In November 2001, we entered into a settlement agreement with Mr. Carlson whereby we agreed to pay him $125,000 over time and on or before June 30, 2002. On July 25, 2003, the Company's president advanced the Company $86,840, which was used to retire the amount owed on the settlement. Mr. Carlson is now paid in full.

We also have various matters pending alleging nonpayment for services and aggregating not more than $25,000.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Company's shareholders during the fiscal year ended March 31, 2004.

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

                                      High                     Low

Fiscal Year Ended
March 31, 2004
First Quarter                        $ 0.08                  $ 0.01
Second Quarter                         0.01                    0.01
Third Quarter                          0.03                    0.01
Fourth Quarter                         0.03                    0.01


Fiscal Year Ended
March 31, 2003
First Quarter                        $ 0.13                  $ 0.04
Second Quarter                         0.10                    0.03
Third Quarter                          0.09                    0.02
Fourth Quarter                         0.03                    0.01

(b)  Approximate Number of Holders of Common Stock

As of June 30, 2004, 42,738,543 shares of our Common Stock were outstanding and the number of holders of record of our Common Stock at that date was approximately 545. However, we estimate that it has a significantly greater number of shareholders because a substantial number of our shares are held in nominee names by our market makers.

(c) Dividends

No dividends on the Common Stock were paid by us during the fiscal year ended 2003 or the fiscal year ended 2002, nor do we anticipate paying dividends on Common Stock in the foreseeable future. Holders of Common Stock are entitled to receive such dividends as may be declared by our Board of Directors.

(c) Securities Authorized for Issuance Under Equity Compensation Plans.

We have not established an Equity Compensation Plan and have not authorized the issuance of any securities for under such plan.

(d) Preferred Stock.

Our Articles of Incorporation authorize us to issue up to 1,000,000 shares of $0.10 par value preferred stock, with such classes, series and preferences as our Board of Directors may determine from time to time. In June 2002, our Board of Directors authorized the issuance of 100 shares of Series A Convertible Preferred Stock (the "Series A Preferred Stock"). Our Board further agreed to issue all of the Series A Preferred Stock to our Chairman and President, Kent Rodriguez, in satisfaction of $500,000 in loans made by Mr. Rodriguez.

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

Other than the Series A Preferred Stock, no preferred stock has been issued. See "Security Ownership of Certain Beneficial Owners and Management".

(e) Sales of Unregistered Shares

Fiscal 2004

During the fiscal year ended March 31, 2004, we issued a total of 11,383,000 shares of our Common Stock for total compensation of $148,700 for cash, repayment of debt and services as follows:

During the year ended March 31, 2004, we issued 4,200,000 shares of our Common Stock to 10 accredited investors, at an average of approximately $0.0154 per share, pursuant to the exemptions afforded by Section 4(2) of the Securities Act of 1933, as amended, for which we received total cash proceeds of $64,500.

During the fiscal year ended March 31, 2004, we issued to consultants 6,510,000 shares of our Common Stock at approximately $0.029 per share totaling $65,200 for consulting services rendered. The shares were valued at the quoted market price of the stock on the date of issuance.

During the fiscal year ended March 31, 2004, we issued to Mr. Kent Rodriguez, the Company's president, 100,000 shares of our Common Stock for services rendered at $0.03 per share, totaling $3,000.00. The shares were valued at the quoted market price of the stock on the date of issuance.

Fiscal 2003

During the fiscal year ended March 31, 2003, we issued a total of 20,842,500 shares of our Common Stock for total compensation of $1,088,356 for cash, repayment of debt and services as follows:

During the year ended March 31, 2003, we issued 8,162,500 shares of our Common Stock to 20 accredited investors, for an average of approximately $0.026 per share, pursuant to the exemptions afforded by Section 4(2) of the Securities Act of 1933, as amended, for which we received total cash proceeds of $209,075.

During the fiscal year ended March 31, 2003, we issued to our officers, 350,000 shares of our Common Stock at approximately $0.029 per share totaling $10,000 for consulting services rendered. The shares were valued at the quoted market price of the stock on the date of issuance.

During the fiscal year ended March 31, 2003, we issued to our directors, 1,000,000 shares of our Common Stock at $0.02 per share totaling $20,000 for services. The shares were valued at the quoted market price of the stock on the date of issuance.

During the fiscal year ended March 31, 2003, we issued 1,200,000 shares of our Common Stock at approximately $0.01 per share to retire $11,248 in outstanding liabilities.

During the fiscal year ended 2003, we issued 1,430,000 shares of our Common Stock to outside service providers for services at approximately $0.04 per share totaling $58,000.

During the fiscal year ended March 31, 2003, we issued to Mr. Kent Rodriguez, the Company's president, 7,000,000 shares of our Common Stock for salaries earned during the years ended March 31, 2003, 2002 and 2001, at approximately $0.026 per share, totaling $180,000 ($60,000 for the year ended 2003). The shares were valued at the quoted market price of the stock on the date of issuance.

During the fiscal year ended March 31, 2003, we issued to Mr. Kent Rodriguez, the Company's president, 700,000 shares of our Common Stock and 100 shares of our $0.10 par value Series A Preferred Stock as payment for a total of $500,000 of principal and $29,000 accrued interest towards Notes previously issued by us to Mr. Rodriguez. The Notes totaled $645,120 and the principal balance of $145,120 remains as a Note payable at 12% interest per annum. The Series A Preferred Stock carries a dividend of 8% per annum and may be converted to 40% of the then issued and outstanding Common Stock of the Company at the time of conversion.

During the fiscal year ended March of 2003, we issued to Mr. Kent Rodriguez, the Company's president, 1,000,000 shares of our Common Stock as payment for $32,986 in accumulated dividend payments regarding the Series A Preferred Stock and $38,047 in accrued interest related to Mr. Rodriguez's Promissory Notes.

Fiscal 2002

During the fiscal year ended March 31, 2002, we issued 85,000 shares of our Common Stock to various vendors in lieu of payment of our outstanding liabilities valued at $94,885, the outstanding liabilities amount.

During the fiscal year ended March 31, 2002, we issued 1,558,153 shares of our Common Stock to our officers, directors, various employees and outside service providers, in exchange for compensation valued at $406,546.

During the fiscal year ended March 31, 2002, we issued 2,585,000 shares of our Common Stock to 24 investors for gross proceeds of approximately $350,000. We also issued 355,000 shares of our Common Stock to 20 investors for prior years subscriptions.

During the year ended March 31, 2002 we issued 1,000,000 shares of our Common Stock to Mr. Rodriguez's affiliate for interest accruing through December 31, 2001 on an outstanding note payable.



ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS AND PLAN OF OPERATION

No Real Operations

As of March 31, 2004, we had no operations other than paying past debts and seeking merger or acquisition candidates, which activities generated no revenues. Due to general economic conditions and the ensuing downturn in e-commerce and internet-based businesses generally, we abandoned our prior business plan to exploit our exclusive distribution rights via the internet and re-focused our strategy and adopted a traditional wholesale to retail sales distribution model seller of specialty action sports hard goods and related apparel which we have been implementing since August, 2000. We expect to continue to generate significant losses and without additional funding through private placements of our Common Stock, which cannot be guaranteed, it is highly unlikely that we can continue to operate. As a result, we have been focusing on a plan of operation entailing a strategic acquisition or acquisitions.

Acquisition Strategy

On August 7, 2003, we signed a non-binding letter of intent to acquire the business and operations of Kathrine Baumann, LLC ("KB"), a Beverly Hills based, California Limited Liability Company and designer of specialty women's handbags. In November 2003, the parties agreed not to proceed with the merger.

On November 17, 2003 we signed a non-binding letter of intent to acquire the business and operations of StravinSOFT, Incorporated ("StravinSOFT", a Dallas Texas based, provider of Business and Custom Solutions and Best in Class Data Transmission and File Maker Application Software. Under the terms of the LOI, the Company will issue up to Sixty Million (60,000,000) shares of its common stock to the shareholders of StravinSOFT in exchange for either (a) all of the issued and outstanding capital stock of StravinSOFT, or (b) all of the assets necessary for, used in or useful to StravinSOFT's operations. The Company and

StravinSOFT contemplate a one-for-one exchange with shareholders of StravinSOFT receiving fifty percent (50%) of the new entity. The transaction is subject to the negotiation of a definitive merger agreement and completion of our due diligence investigation of StravinSOFT's business and assets. This letter of intent expired on February 11, 2004, as the Company completed its due diligence and the parties were unable to negotiate a definitive merger agreement.

Subsequent Events

On June 1, 2004 we signed a non-binding Letter of Intent to acquire the business and operations of LMP, a Los Angeles, CA based financier and distributor of theatrical motion pictures and television programming in both traditional and new media formats on a world-wide basis XDOGS (or a newly formed subsidiary of XDOGS formed for the purpose of the Transaction also referred to herein as XDOGS) will issue and deliver to LMP shares of its duly authorized common stock free and clear of all liens, claims and encumbrances in exchange for either (a) all of the issued and outstanding capital stock of LMP (the "LMP Stock"), or (b) all of the assets (whether tangible or intangible) necessary for, used in or useful to LMP's operations (the "LMP Assets"). Upon closing of the Transaction, XDOGS would acquire the LMP Stock or the LMP Assets free and clear of all claims, liens or encumbrances of any kind except for those liabilities of LMP which, after completion of due diligence, XDOGS expressly agrees to assume (the "Assumed Liabilities"). LMP, or its stockholders as the case may be, would remain responsible for all other liabilities. XDOGS and LMP contemplate a one for one share exchange, with LMP shareholders receiving seventy-three percent (73%) of the new entity. The Letter of Intent expired on July 15, 2004 and the parties have agreed to continue to negotiate a Stock Purchase Agreement per the terms and conditions as summarized above.

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

Operations for Fiscal 2004

As of March 31, 2004, we had current assets of $22, total assets of $748, and outstanding liabilities of $655,889. We did not generate any revenues as of the year ended March 31, 2004. During this period, our selling, general, and administrative expenses were $141,171 our interest expense was $26,452 and our stock-based consulting and compensation expense relating to stock issued for services was $142,000. We had a net loss for the year ending March 31, 2004, of $300,367 or $0.01 per share.

LIQUIDITY AND CAPITAL RESOURCES

Our cash and cash equivalents were $22 at the year ended March 31, 2004, compared to $10,863 at year ended March 31, 2003. As a result of having little cash during our fiscal year 2004, we meet our liquidity needs through the issuance of our common shares for cash or for services rendered. For fiscal 2004, we issued 4,200,000 shares of our Common Stock in private placements raising $64,500 in cash and 7,210,000 shares for accrued compensation or services rendered, and borrowed $50,000 from a shareholder. For the twelve months ended March 31, 2004 we used $0 in investing activities. During the twelve months ended March 31, 2002, we used did not purchase any equipment.

Our financing activities for the period ended March 31, 2004 provided cash of $114,340 as compared to $188,325 for the period ended March 31, 2003. We plan to raise additional capital during the coming fiscal year, but currently have not identified additional funding. Our ability to continue operations is highly dependent upon our ability to obtain immediate additional financing, or generate revenues from a combined operation with Legion Media Partners or another acquisition candidate, none of which can be guaranteed. Unless additional funding is identified, it is highly unlikely that we can continue to operate. Ultimately, our success is dependent upon our ability to generate revenues from a combined operation with any acquisition candidate and to achieve profitability, which is dependent upon a number of factors, including the sustained profitability of the operations of these candidates. There is no assurance that even with adequate financing or combined operations, we will generate revenues and be profitable.

Risk Factors.

An investment in our securities is very speculative. You should not purchase our shares if you cannot afford to lose your entire investment. You should consider the following risks before acquiring any of our shares.

We have never been, and may never be, profitable.

During the past several years, we have attempted, without success, to generate revenues and profits by the resale of branded clothing and accessories. For the year ended March 31, 2004, we incurred a net loss of $300,367. On March 31, 2004, we had a working capital deficiency of $655,867. We cannot assure that we will ever be profitable.

We have no business operations and may not successfully acquire any new business.

We have discontinued the marketing of branded clothes and accessories due to our lack of working capital. We seek to acquire one or more operating businesses and have entered into a letter of intent to merger with Legion Media Partners, Los Angeles, California. We cannot assure that we will make this or any other acquisition or that we can profitably operate any business that we acquire. If we make the Legion Media Partners acquisition or any other acquisition, we will issue a number of shares to which will substantially dilute your interest in us.

We need additional capital.

We need additional financing to continue operations. The amount required depends upon our business operations, including whether we actually acquire a new business. We may be unable to secure this additional required financing on.a timely basis, under terms acceptable to us or at all. To obtain additional financing, we will likely sell additional equity securities, which will further dilute your ownership in us. Ultimately, if we do not raise the required capital, we may need to cease operations.

We are dependent on our key personnel.

We are highly dependent upon the services of Kent A. Rodriguez, our President and Chief Executive Officer. We have an employment agreement with him. However, if he terminated his services with us, our business would suffer.

There is only a limited trading market for our securities.

Our Common Stock traded on the OTC Bulletin Board. The prices quoted may not reflect the price at which you can resell your shares. Because of the low price of our stock, we are subject to particular rules of the U.S. Securities and Exchange Commission that make it difficult for stock brokers to solicit customers to purchase our stock. This reduces the number of potential buyers of our stock and may reduce the value of your shares. We cannot assure that a trading market for our stock will continue or that you will ever be able to resell your shares at a profit, or at all. We pay no dividends. We have never paid any cash dividends and do not expect to do so in the future. If you need current income, you should not purchase our stock.

Our management controls us.

Our current officers and directors own approximately 66.05% of our outstanding stock and are able to affect the election of the members of our Board of Directors and make corporate decisions. In particular, Mr. Rodriguez controls approximately 61.01% of our voting securities. This voting concentration may also have the effect of delaying or preventing a change in our management or control or otherwise discourage potential acquirers from attempting to gain control of us. If potential acquirers are deterred, you may lose an opportunity to profit from a possible acquisition. See "Security Ownership of Certain Beneficial Owners and Management" and "Market for the Company's Common Stock and Related Stockholder Matters".

A significant number of shares will become eligible for public sale, potentially depressing our stock price.

During the last fiscal year, we issued an aggregate of approximately 11,383,000 shares of our Common Stock in private transactions not registered with the U.S. Securities and Exchange Commission. Under the SEC's Rule 144, these shares generally first become eligible for public resale after one year. Shareholders generally may resell only a limited number of their privately acquired shares after one year. Generally, after two years, stockholders who are not affiliated with us may resell any number of their privately acquired shares pursuant to Rule 144(k). The resale of the shares we have privately issued, or the potential for their future public resale, may depress our stock price. Our governing documents and Nevada law may discourage the potential acquisitions of our business.

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

KENT A. RODRIGUEZ

Mr. Rodriguez joined the Company as Chief Executive Officer, President, and Chief Executive Officer in January, 1997. Since 1995, he has been the Managing Partner of Weyer Capital Partners, a Minneapolis-based venture capital corporation. From 1985 to 1995, he was employed by the First National Bank of Elmore, Elmore, Minnesota, in various capacities. He has a B.A. degree from Carleton College.

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

CRAIG C. AVERY

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

The Company's Directors will serve in such capacity until the next annual meeting of the Company's shareholders and until their successors have been elected and qualified. There are no family relationships among the Company's officers and directors, nor are there any arrangements or understanding between any of the directors or officers of the Company or any other person pursuant to which any officer or director was or is to be selected as an officer or director. The Directors held two (2) meetings and took action four (4) times by written consent during the fiscal year ended March 31, 2004.

In 1999, the Board of Directors established a Compensation Committee comprised of Messrs. Avery and Barton. The Compensation Committee held one meeting in fiscal 2004. In May 2000, the Board of Directors established an Audit Committee. It is currently comprised of Messrs. Avery and Barton. The Audit Committee held one meeting in fiscal 2004.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

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

COMPENSATION OF BOARD OF DIRECTORS

Members of the Board of Directors receive no cash compensation for their service on the Board of Directors, the Compensation Committee or the Audit Committee but are reimbursed for any out-of-pocket expenses incurred by them in connection with our business. During fiscal 2004, our directors were each granted but not issued the following shares of our Common Stock as director compensation:

         Director                       Amount            Price

         Kent Rodriguez               1,000,000          $ 0.01
         Craig Avery                  1,000,000             .01
         Douglas Barton               1,000,000             .01


EXECUTIVE COMPENSATION

The following table sets forth the compensation received for the three fiscal years ended March 31, 2004, by the Company's Chief Executive Officer (the "Named Executive Officer"). No executive officer of the Company received in excess of $100,000 during that period. Compensation does not include minor business-related and other expenses paid by us for our officers. Such amounts in the aggregate do not exceed $10,000.

      Name and
Principal Position                         Year            Salary (1)
                                           ----            ----------

Kent A. Rodriguez,
Chief Executive Officer and President      2004           $60,000 (1) (2)
                                           2003           $60,000 (1) (2) (4)
                                           2002           $97,200 (2) (3) (4)

(1) No salary was paid in any year but was accrued on a monthly basis. No bonuses were paid for the years ending March 31, 2004 and March 31, 2003. A stock bonus was paid in the years ending March 31, 2002, 2003 and 2004 as explained below.

(2) Effective on November 23, 1999, Mr. Rodriguez became subject to an employment agreement pursuant to which he accrues $5,000 per month in wages.

(3) In 2002, we issued 150,000 shares of Common Stock as a bonus valued at $37,200.

(4) On March 31, 2003, Mr. Rodriguez accrued $180,000 in wages for fiscal year 2001, 2002 and 2003 and received 7,000,000 shares of Common Stock as compensation for those wages. Additionally, on June 18, 2002, Mr. Rodriguez was issued a 40,000 share bonus valued at $1,600. On September 30, 2003, Mr. Rodriguez was issued 100,000 shares as a bonus valued at $1,000.

Mr. Rodriguez did not receive any other annual compensation, or other compensation during the Company's fiscal years ended March 31, 2004, 2003 or 2002

OPTION GRANTS IN LAST FISCAL YEAR

The Company did not grant any options to purchase any equity securities of the Company during fiscal 2004.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding ownership of our Common Stock as of June 30, 2004 by (i) each person known by us to be the beneficial owner of more than five percent of our outstanding Common Stock; (ii) each director of our Company; and (iii) all executive officers and directors of our Company as a group. As of June 30, 2003, we had a total of 42,738,543 common shares issued and outstanding.

Names and Addresses                Beneficial                     Percent
of Beneficial Owner                Ownership                      of Class

Kent Rodriguez                   37,682,700 (1)                    61.01%
126 North Third Street
Suite 407
Minneapolis, MN 55401

Craig Avery                       1,635,000 (2)                     3.72%
126 North Third Street
Suite 407
Minneapolis, MN 55401

Douglas Barton                     578,0000                         1.32%
126 North Third Street
Suite 407
Minneapolis, MN 55401

Officers and Directors           39,885,700 (3)                    66.05%
as a Group (3 persons)

(1) Includes 1,200,200 shares of Common Stock owned Weyer Capital Corporation, an affiliate of Mr. Rodriguez, and 28,492,500 shares of Common Stock issuable upon conversion of 100 shares of Series A Preferred Stock.

(2) Includes 1,100,000 shares of Common Stock owned by Rock Cliff Development, an affiliate of Mr. Avery.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Related Party - Notes Payable

During the years ended March 31, 2002, 2001 and 2000, the Company signed several notes with an officer/director, for $128,120, $317,000 and $200,000 in proceeds. These notes accrue interest at 12 percent per annum and are secured by all available business assets. During the year ended March 31, 2003, the Company issued 100 shares of its Series A preferred stock and 700,000 shares of its Common Stock to the officer/director as payment for $500,000 of principal and $29,000 of accrued interest on the notes. The remaining principal balance of $145,120 is included in the accompanying financial statements as "notes payable, related party". The Company paid $20,186 in interest on these notes in during the year ending March 31, 2004. Accrued interest payable on the notes at March 31, 2004 was $-0-. The notes were in default at March 31, 2004.

During the year ended March 31, 2002, the Company issued 1,000,000 shares of its Common Stock to an officer/director as payment for accrued interest totaling $81,784.

During the year ended March 31, 2002, the Company issued 1,100,000 shares of its Common Stock to an affiliate in lieu of payments for a note payable in the amount of $100,000 and its related accrued interest in the amount of $16,133. The note payable was considered paid in full at March 31, 2002. The Company issued 100 shares of Series A Preferred Stock, to an officer/director as payment for $500,000 in promissory notes, are convertible into the number of shares of Common Stock sufficient to represent 40 percent of the fully diluted shares outstanding after their issuance. The Series A Preferred Stock pays eight percent dividends. The dividends are cumulative and payable quarterly. The Series A Preferred Stock carries a liquidating preference, over all other classes of stock, equal to the amount paid for the stock plus any unpaid dividends. The Series A Preferred Stock provides for voting rights on an "as converted to Common Stock" basis.

As of March 31, 2004, the preferred stock's cumulative dividend totaled $72,986.During March 2003, the Company issued 1,000,000 shares of its Common Stock to the officer/director as payment for the $32,986 dividend and $38,047 in accrued interest related to the officer/director's promissory notes. During the years nded March 31, 2003 and 2002, the Company issued its officers 350,000 and 295,000 shares of its Common Stock, respectively, in exchange for consulting services. The transactions were recorded at the quoted market price of the stock on the date of issuance. The services, valued at $10,000 and 92,200, respectively, are included in the accompanying financial statements as "stock-based compensation".

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

During the year ended March 31, 2002, we issued in two transactions a total of 1,100,000 shares of our Common Stock valued by us at $116,113 to retire the principal and interest owing to Rock Cliff Development, an affiliate of one of our directors, who loaned us $100,000 in April 2000.

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

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits. None

(b) Reports on Form 8-K. During the fiscal year ended March 31, 2004, and through August 7, 2003, we filed the following on Form 8-K:

     1. Filed May 6, 2003, Notice of action by majority stockholders to Amend Articles of Incorporation

     2. Filed August 7, 2003, Notice of signing of Letter of Intent to acquire Kathrine Baumann, LLC.

     3. Filed November 25, 2003 Notice of termination of Letter of Intent to acquire Kathrine Baumann, LL.

     4. Filed November 25, 2003 Notice of signing a Letter of Intent to acquire StravinSoft, Inc.

     5 Filed June 4, 2004, Notice of signing a Letter of Intent to acquire Legion Media, Inc.



ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees.

We were billed by our independent auditors, Cordovano and Honeck, $14,625.00 in fees for the fiscal year ended March 31, 2004 and $8,800 for the fiscal year ended March 31, 2003.

                                   SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: July 21, 2004.


/s/  Kent Rodriguez
-----------------------------
     Kent Rodriguez,
     President and Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Company in the capacities and on the dates indicated.


Signature and Title                                                 Date



/s/  Kent Rodriguez                                             July 21, 2004
----------------------------------
     Kent Rodriguez, President,
     Chief Executive Officer And Director
     (Principal Executive Officer and
     Chief Financial Officer)



/s/  Craig Avery                                                July 21, 2004
----------------------------------
     Craig Avery, Secretary and Director



/s/  Douglas Barton                                             July 21, 2004
----------------------------------
     Douglas Barton, Director

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   XDOGS, INC.
                          EXHIBIT INDEX TO FORM 10-KSB


                    For the fiscal year ended March 31, 2003
                         Commission File Number 1-12850

Exhibit
Number       Description                                                    Page

3.1          Restated Articles of Incorporation (Incorporated by
             reference to Exhibit 3.1 to Registration Statement on Form
             SB-2, Registration No. 33-74240C).                               *

3.2 Restated Bylaws (Incorporated by reference to Exhibit 3.2 to Registration Statement on Form SB-2, Registration No.
             33-74240C).                                                      *

3.3          Articles of Incorporation for the State of Nevada.
             (Incorporated by reference to Exhibit 2.2 to Form 10-KSB
             filed February 2000)                                             *

3.4          Articles of Merger for the Colorado Corporation and the
             Nevada Corporation (Incorporated by reference to Exhibit 3.4
             to Form 10-KSB filed February 2000)                              *

3.5          Bylaws of the Nevada Corporation (Incorporated by reference
             to Exhibit 3.5 to Form 10-KSB filed February 2000)               *

4.1          Specimen of Common Stock (Incorporated by reference to
             Exhibit 4.1 to Registration Statement on Form SB-2,
             Registration No. 33-74240C).                                     *

10.1         Incentive Compensation and Employment Agreement for Kent A.
             Rodriguez (Incorporated by Reference to Exhibit 10.12 of our
             Form 10-KSB filed July 20, 2001)                                 *

23.1         Consent of Cordovano and Honeck CPA                              *

31.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


*  Incorporated by reference to a previously filed exhibit or report.

                                   XDOGS, INC.

                          INDEX TO FINANCIAL STATEMENTS



                                                                            Page
                                                                            ----
Report of Independent auditors............................................  F-2

Balance sheet, March 31, 2004.............................................  F-3

Statements of operations, for the years
     ended March 31, 2004 and 2003........................................  F-4

Statement of changes in shareholders' deficit,
     April 1, 2002 through March 31, 2004.................................  F-5

Statements of cash flows, for the years
     ended March 31, 2004 and 2003........................................  F-6

Notes to financial statements.............................................  F-7

                         REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Shareholders
XDOGS, Inc.:


We have audited the balance sheet of XDOGS, Inc. as of March 31, 2004, and the related statements of operations, changes in shareholders' deficit, and cash flows for the years ended March 31, 2004 and 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of XDOGS, Inc. as of March 31, 2004, and the results of its operations and its cash flows for the years ended March 31, 2004 and 2003, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note A, the Company has a net capital deficit at March 31, 2004 and has suffered significant operating losses since inception, which raise a substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note A. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.




Cordovano and Honeck, P.C.
Denver, Colorado
July 17, 2004



                                         XDOGS, INC.

                                        BALANCE SHEET

                                       March 31, 2004



                                           Assets


Current assets:
     Cash ..................................................................   $         22
                                                                               ------------
                 Total current assets ......................................             22


Idle equipment, at cost, net of accumulated depreciation
     of $6,538 .............................................................            726
                                                                               ------------
                                                                               $        748
                                                                               ============


                            Liabilities and Shareholders' Deficit


Current liabilities:
     Accounts and notes payable:
        Accounts payable ...................................................   $    149,543
        Notes payable, related party (Note 2) ..............................        229,960
        Notes payable, other (Note 4) ......................................         75,000
     Accrued expenses, related party (Note 2) ..............................         60,000
     Accrued expenses, other ...............................................         15,460
     Accrued dividends payable (Note 2) ....................................         40,000
     Litigation liabilities (Note 7) .......................................         85,926
                                                                               ------------
                 Total current liabilities .................................        655,889
                                                                               ------------

Commitments and contingencies (Note 7) .....................................           --

Shareholders' deficit (Note 5):
     Preferred stock, Series A, $.10 par value, 1,000,000 shares authorized,
        100 shares issued and outstanding ..................................             10
     Common stock, $0.001 par value, 200,000,000 shares authorized,
        42,738,543 shares issued and outstanding ...........................         42,739
     Additional paid-in capital ............................................     14,276,877
     Retained deficit ......................................................    (14,974,767)
                                                                               ------------
                 Total shareholders' deficit ...............................       (655,141)
                                                                               ------------
                                                                               $        748
                                                                               ============


                       See accompanying notes to financial statements

                                            F-3




                                         XDOGS, INC.
                                  STATEMENTS OF OPERATIONS



                                                                   For the Years Ended
                                                                         March 31,
                                                               ----------------------------
                                                                   2004            2003
                                                               ------------    ------------
Operating expenses:
    Selling, general and administrative expenses ...........   $    144,171    $    161,844
    Stock-based compensation:
       Officer compensation (Note 2) .......................          3,000          60,000
       Directors fees (Note 2) .............................           --            20,000
       Consulting, related parties (Note 2) ................           --            10,000
       Legal and consulting (Note 5) .......................        142,000          58,000
    Asset impairment (Note 3) ..............................           --            25,080
    Loss on asset disposals (Note 3) .......................          4,299            --
    Accounts payable settlement gains ......................        (19,555)       (481,855)
                                                               ------------    ------------
                    Total operating expenses ...............        273,915        (146,931)
                                                               ------------    ------------

                    Operating income (loss) ................       (273,915)        146,931

Non-operating income (expense):
    Interest expense (Notes 2 and 4) .......................        (26,452)        (50,064)
    Other income ...........................................           --             1,670
                                                               ------------    ------------
                    Income (loss) before income taxes ......       (300,367)         98,537

Provision (benefit) for income taxes (Note 6) ..............           --              --
                                                               ------------    ------------
                    Net income (loss) ......................       (300,367)         98,537

Preferred stock dividend requirements (Note 2) .............        (40,000)        (32,986)
                                                               ------------    ------------
                    Income (loss) applicable to common stock   $   (340,367)   $     65,551
                                                               ============    ============
Basic and diluted income (loss) per common share ...........   $      (0.01)   $      (0.01)
                                                               ============    ============
Basic and diluted weighted average
    common shares outstanding ..............................     37,429,376      12,931,248
                                                               ============    ============


                       See accompanying notes to financial statements

                                            F-4



                                                        XDOGS, INC.

                                        STATEMENT OF CHANGES IN SHAREHOLDERS' DEFICIT



                                                                   Preferred Stock, Series A            Common Stock
                                                                  ---------------------------   ---------------------------
                                                                      Shares       Par Value       Shares        Par Value
                                                                  ------------   ------------   ------------   ------------

                                         Balance, April 1, 2002           --     $       --       10,486,043   $     10,486

Common stock sold for cash ....................................           --             --        8,162,500          8,163

Common and preferred stocks issued to an officer as payment
     for promissory notes and related accrued interest (Note 2)            100             10        700,000            700

Common stock issued to related parties in exchange for
     services recorded quoted market value (Note 2) ...........           --             --          350,000            350

Common stock issued for directors' fees (Note 2) ..............           --             --        1,000,000          1,000

Common stock issued in exchange for liabilities (Note 5) ......           --             --        1,200,000          1,200

Common stock issued to attorney in exchange for
    services recorded at fair value (Note 5) ..................           --             --          300,000            300

Common stock issued to consultants in exchange for
     services recorded at fair value (Note 5) .................           --             --        1,130,000          1,130

Common stock issued to an officer in exchange for
     compensation recorded at quoted market value (Note 2) ....           --             --        7,000,000          7,000

Common stock issued to an officer as payment for accrued
     interest and preferred stock dividends (Note 2) ..........           --             --        1,000,000          1,000

Common stock options and warrants cancelled and
     expired (Note 5) .........................................           --             --             --             --

Dividends on preferred stock (Note 2) .........................           --             --             --             --

Net income ....................................................           --             --             --             --
                                                                  ------------   ------------   ------------   ------------
                                        Balance, March 31, 2003            100             10     31,328,543         31,329


Common stock sold for cash ....................................           --             --        4,200,000          4,200

Common stock issued to attorney in exchange for
     services recorded at fair value (Note 5) .................           --             --          600,000            600

Common stock issued to consultants in exchange for
    services recorded at fair value (Note 5) ..................           --             --        6,510,000          6,510

Common stock issued to an officer in exchange for
     compensation recorded at quoted market value (Note 2) ....           --             --          100,000            100

Common stock options and warrants expired (Note 5) ............           --             --             --             --

Dividends on preferred stock (Note 2) .........................           --             --             --             --

Net loss ......................................................           --             --             --             --
                                                                  ------------   ------------   ------------   ------------
                                        Balance, March 31, 2004            100   $         10     42,738,543   $     42,739
                                                                  ============   ============   ============   ============


                                       See accompanying notes to financial statements

                                                             F-5



                                                          XDOGS, INC.

                                         STATEMENT OF CHANGES IN SHAREHOLDERS' DEFICIT
                                                         (Continued)


                                                                   Additional
                                                                     Paid-in       Accrued        Retained
                                                                     Capital     Compensation      Deficit          Total
                                                                  ------------   ------------    ------------    ------------
                                         Balance, April 1, 2002   $ 10,508,957   $  2,502,327    $(14,699,951)   $ (1,678,181)

Common stock sold for cash ....................................        200,912           --              --           209,075

Common and preferred stocks issued to an officer as payment
     for promissory notes and related accrued interest (Note 2)        528,290           --              --           529,000

Common stock issued to related parties in exchange for
     services recorded quoted market value (Note 2) ...........          9,650           --              --            10,000

Common stock issued for directors' fees (Note 2) ..............         19,000           --              --            20,000

Common stock issued in exchange for liabilities (Note 5) ......         10,048           --              --            11,248

Common stock issued to attorney in exchange for
    services recorded at fair value (Note 5) ..................         14,700           --              --            15,000

Common stock issued to consultants in exchange for
     services recorded at fair value (Note 5) .................         41,870           --              --            43,000

Common stock issued to an officer in exchange for
     compensation recorded at quoted market value (Note 2) ....        173,000           --              --           180,000

Common stock issued to an officer as payment for accrued
     interest and preferred stock dividends (Note 2) ..........         70,033           --              --            71,033

Common stock options and warrants cancelled and
     expired (Note 5) .........................................      2,298,264     (2,298,264)           --              --

Dividends on preferred stock (Note 2) .........................           --             --           (32,986)        (32,986)

Net income ....................................................           --             --            98,537          98,537
                                                                  ------------   ------------    ------------    ------------
                                        Balance, March 31, 2003     13,874,724        204,063     (14,634,400)       (524,274)


Common stock sold for cash ....................................         60,300           --              --            64,500

Common stock issued to attorney in exchange for
     services recorded at fair value (Note 5) .................         29,400           --              --            30,000

Common stock issued to consultants in exchange for
    services recorded at fair value (Note 5) ..................        105,490           --              --           112,000

Common stock issued to an officer in exchange for
     compensation recorded at quoted market value (Note 2) ....          2,900           --              --             3,000

Common stock options and warrants expired (Note 5) ............        204,063       (204,063)           --              --

Dividends on preferred stock (Note 2) .........................           --             --           (40,000)        (40,000)

Net loss ......................................................           --             --          (300,367)       (300,367)
                                                                  ------------   ------------    ------------    ------------
                                        Balance, March 31, 2004   $ 14,276,877   $       --      $(14,974,767)   $   (655,141)
                                                                  ============   ============    ============    ============


                                        See accompanying notes to financial statements

                                                           F-5(Con't)



                                           XDOGS, INC

                                     STATEMENTS OF CASH FLOWS


                                                                          For the Years Ended
                                                                                March 31,
                                                                         ----------------------
                                                                            2004         2003
                                                                         ---------    ---------

Cash flow from operating activities:
    Net (loss) income ................................................   $(300,367)   $  98,537
       Transactions not requiring cash:
         Preferred stock dividends ...................................     (40,000)     (32,986)
         Loss on asset impairment (Note 3) ...........................        --         25,080
         Loss on asset disposals (Note 3) ............................       4,299         --
         Stockbased compensation (Notes 2 and 5) .....................     145,000      148,000
         Gains on settlement of accounts payable .....................     (20,555)    (481,855)
         Changes in current assets and current liabilities:
            Deposits .................................................        --            350
            Accounts payable and other accrued expenses ..............      86,442       65,356
                                                                         ---------    ---------

                             Net cash (used in) operating activities .    (125,181)    (177,518)
                                                                         ---------    ---------

Cash flow from financing activities:
        Net proceeds from sale of common stock (Note 5) ..............      64,500      209,075
        Payment of litigation payable (Note 7) .......................     (85,000)        --
        Proceeds from note payable to officer (Note 2) ...............      84,840         --
        Proceeds from other note payable (Note 4) ....................      50,000         --
        Payments on other promissory notes ...........................        --        (20,750)
                                                                         ---------    ---------
                             Net cash provided by financing activities     114,340      188,325
                                                                         ---------    ---------




                                                Net change in cash ...     (10,841)      10,807
Cash at beginning of year ............................................      10,863           56
                                                                         ---------    ---------

Cash at end of year ..................................................   $      22    $  10,863
                                                                         =========    =========

Supplemental cash flow information:
       Cash paid during the year for interest ........................   $    --      $    --
                                                                         =========    =========
       Cash paid during the year for income taxes ....................   $    --      $    --
                                                                         =========    =========
       Noncash investing and financing activities:
           Stock issued for payment of liabilities ...................   $    --      $  11,248
                                                                         =========    =========


                         See accompanying notes to financial statements

                                              F-6

                                   XDOGS, INC.
                          NOTES TO FINANCIAL STATEMENTS



NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

The Company was incorporated in Colorado in 1991 as a distributor of SnowRunner snow skates. Between 1991 and 1994, the Company was restructured, and the name of the Company was changed several times, including such names as SnowRunner
(USA) Inc., SnowRunners, Inc., and The Sled Dogs Company. The Company filed for bankruptcy protection in 1997. As a result of the bankruptcy, the Company was reorganized and in 1999 was renamed XDOGS, Inc. Subsequently, the Company focused its effort on an Internet based distribution model and a traditional wholesale to retail distribution model. These efforts have not been successful. The Company's current business plan is to evaluate, structure and complete a merger with, or acquisition of, a privately owned corporation. The Company's ability to sustain future operations is dependent upon the Company's ability to achieve the objectives of its business plan described above.

Basis of Presentation

The Company has a net capital deficit at March 31, 2004 resulting from among other things; recurring operating losses. In addition, the Company is unable to meet its obligations as they come due and is in default on certain debt obligations. The Company's ability to achieve its business plan (see Nature of Business above), which may be necessary to permit the realization of assets and satisfaction of liabilities in the ordinary course of business, is uncertain.

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments with original maturities of three months or less when acquired, to be cash equivalents. The Company had no cash equivalents at March 31, 2004.

Property, Equipment and Depreciation

Property and equipment are stated at cost less accumulated depreciation. Depreciation is provided using the straight-line method over the estimated useful lives of the assets, which is estimated to be three to seven years (see
Note 3). Depreciation is not recorded on idle property and equipment. Upon retirement or disposition of equipment, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in operations. Expenditures for repairs and maintenance are charged to expense when incurred. Expenditures for major renewals and betterments, which extend the useful lives of existing equipment, are capitalized and depreciated.

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

                                   XDOGS, INC.
                          NOTES TO FINANCIAL STATEMENTS


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

Income (Loss) Per Share

Basic earnings/loss per share is computed by dividing income available to common shareholders (the numerator) by the weighted-average number of common shares (the denominator) for the period. The computation of diluted earnings per share is similar to basic earnings per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if potentially dilutive common shares had been issued.

At March 31, 2004, there was no variance between basic and diluted loss per share as there were no potentially dilutive common shares outstanding.

Use of Estimates

The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Fair Value

The Company's financial instruments consist of cash and short-term debt. The carrying amounts of cash and short-term debt approximate fair value due to the short-term maturity of the instruments. The fair value of the Company's short-term debt is estimated based on the quoted market prices for the same or similar issues or on the current rates to the Company for debt of the same remaining maturities with similar collateral requirements.

Stock-Based Compensation

SFAS No. 123, "Accounting for Stock-Based Compensation" was issued in October 1995. This accounting standard permits the use of either a "fair value based method" or the "intrinsic value method" defined in Accounting Principles Board Opinion 25, "Accounting for Stock Issued to Employees" (APB 25) to account for stock-based compensation arrangements. Companies that elect to use the method provided in APB 25 are required to disclose pro forma net income and pro forma earnings per share information that would have resulted from the use of the fair value based method. The Company has elected to continue to determine the value of stock-based compensation arrangements with employees under the provisions of APB 25. Pro forma disclosures are included with the accompanying financial statements when required; however, the Company did not grant any stock options or other stock-based arrangements during the years ended March 31, 2004 and 2003.

Common stock issued as payment to outside service providers is recorded at fair value. Common stock issued as payment to related parties is recorded based on the quoted market value of the stock.

Reclassifications

Certain 2003 amounts have been reclassified to conform to the 2004 presentation.

                                   XDOGS, INC.
                          NOTES TO FINANCIAL STATEMENTS


NOTE 2: RELATED PARTY TRANSACTIONS

Promissory Notes

During the years ended March 31, 2002, 2001 and 2000, the Company issued notes to an officer/director, in exchange for $128,120, $317,000 and $200,000 in cash proceeds. These notes accrued interest at 12 percent per annum and are secured by all available business assets. During the year ended March 31, 2003, the Company issued 100 shares of its Series A preferred stock and 700,000 shares of its common stock to the officer/director as payment for $500,000 of principal and $29,000 of accrued interest on the notes. The remaining principal balance of $145,120 is included in the accompanying financial statements as "notes payable, related party". The $145,120 note currently carries a 10 percent interest rate and matures in June 2004.

During the year ended March 31, 2004, the officer loaned the Company an additional $84,840 in exchange for a promissory note. The $84,840 note carries a 10 percent interest rate and matures in July 2004.

The Company paid the officer $20,186 for interest expense during the year ended March 31, 2004. Accrued interest payable and interest expense on the notes totaled $849 and $21,035, respectively, as of and for the year ended March 31, 2004.

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

As of March 31, 2004, the 100 shares of preferred stock's cumulative dividend totaled $72,986. During March 2003, the Company issued 1,000,000 shares of its common stock to the officer/director as payment for the $32,986 dividend earned as of March 31, 2003 and $38,047 in accrued interest related to the officer/director's promissory notes. The preferred dividend for the year ended March 31, 2004 totaled $40,000 and was unpaid as of March 31, 2004.

Stock-Based Compensation

In September 2003, the Company issued an officer 100,000 shares of its common stock, valued at $3,000, as compensation for services rendered. For financial accounting purposes, the Company valued the common stock transactions based on the quoted market price.

During the year ended March 31, 2003, the Company issued its officers 350,000 shares of its common stock in exchange for consulting services. The transactions were recorded at the quoted market price of the stock on the date of issuance. The services, valued at $10,000, are included in the accompanying financial statements as "stock-based compensation".

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

Accrued Wages

The Company accrues wages for its president at $5,000 per month. As of March 31, 2004, the Company has accrued $60,000 in wages for its president, which is included in the accompanying financial statements as "accrued expenses".

NOTE 3: EQUIPMENT

During the year ended March 31, 2004, the Company disposed of some of its old fixed assets. The Company recognized a loss on the disposal of the assets totaling $4,299.

As of March 31, 2003, the Company completed a balance sheet review and determined that the carrying amount of its equipment exceeded its fair value. As a result of this review, the Company recorded an asset impairment charge of $25,080.

NOTE 4: NOTES PAYABLE, OTHER

On December 2, 2003, the Company received $50,000 from an individual in exchange for a promissory note. The note carries a ten percent interest rate and matures on December 2, 2004. Accrued interest payable on the note totaled $1,667 at March 31, 2004.

At March 31, 2004, the Company owed a $25,000 promissory note to a shareholder. The note carries a 15 percent interest rate, matured on December 31, 2002, and is personally guaranteed by an officer of the Company. The note is in default as of March 31, 2004. Accrued interest on the note totaled $6,818 at March 31, 2004.

NOTE 5: SHAREHOLDERS' DEFICIT

Common Stock Issued For Debt, Interest and Other Liabilities

During the year ended March 31, 2003, the Company issued 1,200,000 shares of its common stock to settle outstanding liabilities totaling $11,248.

Common Stock Issued For Compensation

During the years ended March 31, 2004 and 2003, the Company issued 7,110,000 and 1,430,000 shares of common stock to outside service providers, in exchange for legal and consulting services. The value of the stock issued was recorded at fair value based on the stock's quoted market price on the date of issuance and totaled $142,000 and $58,000, respectively. The services are included in the accompanying financial statements as "stock-based compensation".



                                   XDOGS, INC.
                          NOTES TO FINANCIAL STATEMENTS


Sale of Common Stock

During the years ended March 31, 2004 and 2003, the Company sold, through its officers and directors, 4,200,000 and 8,162,500 shares of its common stock for $64,500 and $209,075, respectively.

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

Options and Warrants--Nonemployee Grants

The Company also grants options to non-employees for services and in conjunction with certain agreements. These grants are accounted for under SFAS No. 123 based on the grant date fair values. No options or warrants were granted for the years ended March 31, 2004 and 2003.

The following table summarizes changes in stock options and warrants during the years ended March 31, 2004 and 2003:

                                   Warrants & Options                        Weighted
                               ----------------------------   Number of       Average       Weighted
                                Number of      Number of        Shares     Exercise Price    Average
                                 Warrants       Options      Exercisable     Per Share      Fair Value
                               ------------   ------------   ------------   ------------   ------------
Balance at March 31, 2002....        60,000        195,000        255,000   $       2.93   $       6.98

   Warrants/Options issued...          --             --             --              --             --
   Warrants/Options expired
     or canceled.............          --             --             --              --             --
                               ------------   ------------   ------------   ------------   ------------

Balance at March 31, 2003....        60,000        195,000        255,000   $       2.93   $       6.98

   Warrants/Options issued...          --             --             --              --             --
   Warrants/Options expired
     or canceled.............       (60,000)      (195,000)      (255,000)  $      (2.93)  $      (6.98)
                               ------------   ------------   ------------   ------------   ------------

Balance at March 31, 2004....          --             --             --     $        --    $        --
                               ============   ============   ============   ============   ============


NOTE 6: INCOME TAXES

At March 31, 2004, the Company has accumulated a net operating loss of approximately ($25,000,000) (including pre-reorganization), which may be used to reduce future taxable income through 2024. A valuation allowance has been recognized to completely reserve for the deferred tax assets related to the loss carryforwards. The reserve has been established because of the uncertainty of future taxable income, which is necessary in order to realize the benefits of the net operating loss carryforwards. Any tax benefits realized in the future from pre-confirmation operating loss carryforwards will be reported as a direct addition to additional paid-in capital. The Company's ability to utilize these carryforwards to offset future taxable income is subject to restrictions under
Section 382 of the Internal Revenue Code due to certain changes in the equity ownership of the Company. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for tax purposes. Components of the Company's deferred tax assets are:

                                      F-11



                                   XDOGS, INC.
                          NOTES TO FINANCIAL STATEMENTS


                                                                                  March 31,
                                                                       -------------------------------
                                                                           2004               2003
                                                                       ------------       ------------
Deferred tax assets from net operating loss carryforward............   $  8,593,005       $  8,475,753

Less valuation allowance............................................   $ (8,593,005)      $ (8,475,753)
                                                                       ------------       ------------

Net deferred tax assets.............................................   $       --         $       --
                                                                       ============       ============


A reconciliation of the U.S. statutory federal income tax rate to the effective rate is as follows:



                                                                                  March 31,
                                                                       -------------------------------
                                                                           2004               2003
                                                                       ------------       ------------
U.S. federal statutory graduated rate...............................          32.77%             20.78%

State income tax rate,
   net of federal benefit...........................................           6.59%              7.76%

Permanent differences...............................................          -0.32%              0.00%

Net operating loss for which no tax
   benefit is currently available...................................         -39.04%            -28.54%
                                                                       ------------       ------------
                                                                               0.00%              0.00%
                                                                       ============       ============


NOTE 7: LITIGATION

On or about March 14, 2000, a former advisory consultant, Stephen Carlson, loaned the Company $100,000. The Company executed a note in favor of Mr. Carlson that required payment in full on December 31, 2000. The Company became in default and Mr. Carlson, on March 9, 2001, initiated a legal action against the Company in the District Court of Hennepin County to collect the loan. The
Company also granted Mr. Carlson options to purchase 60,000 shares of the Company's common stock (see Note 5), all of which were not in-the-money. In
November 2001, the Company entered into a settlement agreement with Mr. Carlson whereby the Company agreed to pay him $125,000 over time and on or before June
30, 2002 and secured its obligation with a mortgage on the president of the Company's personal residence. Through March 31, 2003, the Company had paid Mr.
Carlson $40,000. On July 25, 2003, the Company's president advanced the Company
$84,840 (see Note 2), which was used to repay the settlement owed to Mr.
Carlson.

Mr. Henry Furst filed a complaint against the Company in the U.S. District
Court, for the District of Minnesota, alleging that the Company breached its contractual obligations to him and seeking $144,300 in damages. The parties subsequently negotiated a settlement whereby the Company agreed to pay Mr. Furst
$94,000 in installments and executed a confession of judgment in favor of Mr.
Furst for that amount. The Company has failed to pay Mr. Furst in accordance with the settlement agreement. During the year ended March 31, 2002, the Company paid Mr. Furst a total of $22,363 in interest and principal. As of March 31, 2004, the remaining principal balance of $85,926 is included in the accompanying financial statements as "litigation liabilities". The Company is negotiating with Mr. Furst to further reduce the outstanding settlement amount.

NOTE 8: LETTERS OF INTENT

On August 7, 2003, the Company signed a non-binding letter of intent to acquire the business and operations of Katherine Baumann, LLC ("KB"), a Beverly Hills based, California Limited Liability Company and designer of specialty women's handbags. The Company had a ninety day option to acquire 25 percent of KB's fully-diluted capital stock for $250,000, payable in cash. In November 2003, the option expired and the parties agreed not to proceed with the acquisition.

                                      F-12

                                   XDOGS, INC.
                          NOTES TO FINANCIAL STATEMENTS


On November 17, 2003, the Company signed a non-binding letter of intent to acquire the business and operations of StravinSOFT, Inc. ("StravinSOFT"), a Dallas, Texas based provider of Business and Custom Solutions, Best in Class Data Transmission, and File Maker Application Software. In February 2004, the letter of intent expired and the parties agreed not to proceed with the acquisition.

NOTE 9: SUBSEQUENT EVENT

On June 1, 2004, the Company signed a non-binding letter of intent to acquire the business and operations of Legion Media Partners, ("LMP"), a Los Angeles, California based financier and distributor of theatrical motion pictures and television programming on a world-wide basis. Under the terms of the LOI, the Company will issue shares of its common stock to the shareholders of LMP in exchange for either (a) all of the issued and outstanding capital stock of LMP, or (b) all of the assets necessary for, used in or useful to LMP's operations. The Company and LMP contemplate a one-for-one share exchange with the shareholders of LMP receiving 73 percent of the new entity. The transaction is subject to negotiation of a definitive merger agreement and completion of due diligence investigations.