Form 10QSB
period 2004-06-30
XDOGS COM INC
filed 2004-08-20
CIK 918573

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                       For the quarter ended June 30, 2004

                         Commission file number: 1-12850

                                   XDOGS, INC.
                        Formerly known as XDOGS.COM, Inc.
         ---------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


Incorporated under the laws of                                84-1168832
    the State of Nevada                             I.R.S .Identification Number

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

                                 Yes (X) No ( )

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 43,738,543 shares of Common Stock, $.01 par value per share, outstanding as of August 20, 2004.

                                   XDOGS, INC.
                                   FORM 10-QSB
                                TABLE OF CONTENTS

                                   XDOGS, INC.
                                      INDEX


Part I: FINANCIAL INFORMATION
                                                                            Page
                                                                            ----
Item 1. Financial Statements
Condensed balance sheet, June 30, 2004 (unaudited)...........................  3
Condensed statements of operations for the three months
     ended June 30, 2004 and 2003 (unaudited)................................  4
Condensed statement of changes in shareholders' deficit for the three months ended June 30, 2004 (unaudited)..................................  5
Condensed statements of cash flows for the three months
     ended June 30, 2004 and 2003 (unaudited)................................  6
Notes to condensed financial statements (unaudited)..........................  7

Item 2. Management's Discussion and Analysis of Financial Condition
     and Results of Operations...............................................  9

Item 3.Controls and Procedures............................................... 11

Part II: OTHER INFORMATION................................................... 12

---
                                   XDOGS, INC.
                             CONDENSED BALANCE SHEET
                                  June 30, 2004
                                   (Unaudited)



                                     Assets





Current assets:
    Cash .......................................................   $      2,015
                                                                   ------------
                 Total current assets ..........................          2,015

Idle equipment, net ............................................            726
                                                                   ------------
                                                                   $      2,741
                                                                   ============




                          Liabilities and Shareholders' Deficit


Current liabilities:
     Accounts and notes payable:
        Accounts payable .......................................   $    151,713
        Notes payable, related party (Note 2) ..................        229,960
        Notes payable, other (Note 4) ..........................         75,000
     Accrued liabilities .......................................         87,353
     Accrued dividends payable .................................         50,000
     Litigation liabilities ....................................         85,926
                                                                   ------------
                 Total current liabilities .....................        679,952

Commitments and contingencies ..................................           --

Shareholders' deficit (Note 5):
     Preferred stock ...........................................             10
     Common stock ..............................................         45,239
     Additional paidin capital .................................     14,299,377
     Retained deficit ..........................................    (15,021,837)
                                                                   ------------
                 Total shareholders' deficit ...................       (677,211)
                                                                   ------------

                                                                   $      2,741
                                                                   ============


            See accompanying notes to condensed financial statements



                                      XDOGS, INC.
                          CONDENSED STATEMENTS OF OPERATIONS
                                      (Unaudited)



                                                               Three Months Ended
                                                                    June 30,
                                                         ----------------------------
                                                             2004             2003


Operating expenses:
    Selling, general and administrative expenses .....   $     29,133    $     33,860
    Stockbased compensation ..........................           --               200
    Accounts payable settlement gains ................           --           (13,300)
                                                         ------------    ------------
                    Total operating expenses .........         29,133          20,760
                                                         ------------    ------------
                    Operating loss ...................        (29,133)        (20,760)

Interest expense:
    Related party (Note 2) ...........................         (5,749)         (4,354)
    Other ............................................         (2,188)           (937)
                                                         ------------    ------------
                    Loss before income taxes .........        (37,070)        (26,051)

Provision (benefit) for income taxes (Note 3) ........           --              --

                    Net loss .........................   $    (37,070)   $    (26,051)
                                                         ============    ============
                    Loss attributable to common stock
                       after preferred stock dividends   $    (37,070)   $    (26,051)
                                                         ============    ============

Basic and diluted loss per common share ..............   $      (0.00)   $       0.00
                                                         ============    ============

Basic and diluted weighted average
    common shares outstanding ........................     43,571,876      31,360,543
                                                         ============    ============


               See accompanying notes to condensed financial statements

                                         4


                                                        XDOGS, INC.
                                  CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS' DEFICIT
                                                        (Unaudited)



                                                                  Preferred Stock, Series A            Common Stock
                                                                ---------------------------   ---------------------------
                                                                   Shares       Par Value        Shares       Par Value
                                                                ------------   ------------   ------------   ------------

                                      Balance, March 31, 2004            100   $         10     42,738,543   $     42,739

Common stock sales (Note 5) .................................           --             --        2,500,000          2,500
Dividends on preferred stock ................................           --             --             --             --
Net loss, three months ended June 30, 2004 ..................           --             --             --             --

                                                                ------------   ------------   ------------   ------------
                                     Balance, June 30, 2004 .            100   $         10     45,238,543   $     45,239
                                                                ============   ============   ============   ============


                                 See accompanying notes to condensed financial statements

                                                            5



                                                 XDOGS, INC.
                           CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS' DEFICIT
                                                 (Unaudited)
                                                 (Continued)


                                                                  Additional
                                                                   Paid-in       Retained
                                                                   Capital        Deficit          Total
                                                                ------------   ------------    ------------

                                      Balance, March 31, 2004   $ 14,276,877   $(14,974,767)   $   (655,141)

Common stock sales (Note 5) .................................         22,500           --            25,000
Dividends on preferred stock ................................           --          (10,000)        (10,000)
Net loss, three months ended June 30, 2004 ..................           --          (37,070)        (37,070)

                                                                ------------   ------------    ------------
                                     Balance, June 30, 2004 .   $ 14,299,377   $(15,021,837)   $   (677,211)
                                                                ============   ============    ============


                          See accompanying notes to condensed financial statements

                                                  5(Con't)



                                             XDOGS, INC.
                                CONDENSED STATEMENTS OF CASH FLOWS
                                             (Unaudited)



                                                                                  Three Months Ended
                                                                                      June 30,
                                                                                --------------------
                                                                                  2004        2003
                                                                                --------    --------
                                  Net cash (used in) operating activities ...    (23,007)   $(10,863)
                                                                                --------    --------

Cash flow from financing activities:
         Proceeds from sale of common stock .................................     25,000        --
                                                                                --------    --------
                                    Net cash provided by financing activities     25,000        --
                                                                                --------    --------

                                                           Net change in cash      1,993     (10,863)

Cash at beginning of period .................................................         22      10,863
                                                                                --------    --------
Cash at end of period .......................................................   $  2,015    $   --
                                                                                ========    ========

Supplemental cash flow information:
       Cash paid for interest ...............................................   $  6,598    $   --
                                                                                ========    ========
       Cash paid for income taxes ...........................................   $   --      $   --
                                                                                ========    ========


                      See accompanying notes to condensed financial statements

                                                 6

                                   XDOGS, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)


Note 1:  Unaudited Financial Information

The unaudited condensed financial statements presented herein have been prepared by the Company in accordance with the accounting policies in its annual Form 10-KSB report dated March 31, 2004 and should be read in conjunction with the notes thereto.

In the opinion of management, all adjustments (consisting only of normal recurring adjustments) which are necessary to provide a fair presentation of operating results for the interim periods presented have been made. The results of operations for the three months ended June 30, 2004 are not necessarily indicative of the results to be expected for the fiscal year ending March 31, 2005.

Note 2:  Related Party Transactions

At March 31, 2004, the Company owed an officer two promissory notes totaling $229,960. The $145,120 note carries a 10 percent interest rate and matured in June 2004. The $84,840 note also carries a 10 percent interest rate and matured in July 2004. The Company paid the officer $6,598 for interest expense during the three months ended June 30, 2004. Accrued interest payable and interest expense on the notes totaled $-0- and $5,749, respectively, as of and for the three months ended June 30, 2004.

The Company accrues wages for its president at $5,000 per month. As of June 30, 2004, the Company has accrued $75,000 in wages for its president.

Note 3:  Income Taxes

The Company records its income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes". The Company incurred net operating losses for all periods presented resulting in a deferred tax asset, which was fully allowed for; therefore, the net benefit and expense resulted in $-0- income taxes.

Note 4:  Notes Payable

On December 2, 2003, the Company received $50,000 from an unrelated third party in exchange for a promissory note. The note carries a ten percent interest rate and matures on December 2, 2004. Accrued interest payable and interest expense on the note totaled $2,917 and $1,250, respectively, as of and for the three months ended June 30, 2004.

At March 31, 2004, the Company owed a $25,000 promissory note to a shareholder. The note carries a 15 percent interest rate, matured on December 31, 2002, and is personally guaranteed by an officer of the Company. The note is in default as of June 30, 2004. Accrued interest payable and interest expense on the note totaled $7,756 and $938, respectively, as of and for the three months ended June 30, 2004.

Note 5:  Shareholders' Deficit

During the three months ended June 30, 2004, the Company sold 2,500,000 shares of its common stock to an unrelated third-party for $25,000, or $.01 per share.

                                   XDOGS, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)


Note 6:  Letter of Intent

On June 1, 2004, the Company signed a non-binding letter of intent (LOI) to acquire the business and operations of Legion Media Partners, ("LMP"), a Los Angeles, California based financier and distributor of theatrical motion pictures and television programming on a world-wide basis. Under the terms of the LOI, the Company planned to issue shares of its common stock to the shareholders of LMP in exchange for either (a) all of the issued and outstanding capital stock of LMP, or (b) all of the assets necessary for, used in or useful to LMP's operations. The Company and LMP contemplated a one-for-one share exchange with the shareholders of LMP receiving 73 percent of the new entity. The LOI expired and the parties agreed not to proceed with the proposed acquisition.

PART 1 ITEM 2.

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

RESULTS OF OPERATIONS AND PLAN OF OPERATION

     As of June 30, 2004, we had no operations other than paying past debts and seeking merger or acquisition candidates, which activities generated no revenues. Due to general economic conditions and the ensuing downturn in e-commerce and internet-based businesses generally, we abandoned our prior business plan to exploit our exclusive distribution rights via the internet and re-focused our strategy and adopted a traditional wholesale to retail sales distribution model seller of specialty action sports hard goods and related apparel which we have been implementing since August, 2000. We expect to continue to generate significant losses and without additional funding through private placements of our Common Stock, which cannot be guaranteed, it is highly unlikely that we can continue to operate. As a result, we have been focusing on a plan of operation entailing a strategic acquisition or acquisitions.

Acquisition Strategy

     On June 1, 2004 we signed a non-binding Letter of Intent to acquire the business and operations of LMP, a Los Angeles, CA based financier and distributor of theatrical motion pictures and television programming in both traditional and new media formats on a world-wide basis XDOGS (or a newly formed subsidiary of XDOGS formed for the purpose of the Transaction also referred to herein as XDOGS) will issue and deliver to LMP shares of its duly authorized common stock free and clear of all liens, claims and encumbrances in exchange for either (a) all of the issued and outstanding capital stock of LMP (the "LMP Stock"), or (b) all of the assets (whether tangible or intangible) necessary for, used in or useful to LMP's operations (the "LMP Assets"). Upon closing of the Transaction, XDOGS would acquire the LMP Stock or the LMP Assets free and clear of all claims, liens or encumbrances of any kind except for those liabilities of LMP which, after completion of due diligence, XDOGS expressly agrees to assume (the "Assumed Liabilities"). LMP, or its stockholders as the case may be, would remain responsible for all other liabilities. XDOGS and LMP contemplate a one for one share exchange, with LMP shareholders receiving seventy-three percent (73%) of the new entity. The Letter of Intent expired on July 15, 2004 and the parties were not able to negotiate a Stock Purchase Agreement per the terms and conditions as summarized above.

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

Operations for Quarter ended June 30, 2004

     As of June 30, 2004, we had 2,105 cash on hand, total assets of $2,741, and outstanding liabilities of $679,952. We did not generate any revenues during the three month period ending June 30, 2004. During this period, our selling, general, and administrative expenses were $29,133, and our interest expense was $8,937. We experienced a net loss before income taxes of $37,070 for the three month period ending June 30, 2004.

LIQUIDITY AND CAPITAL RESOURCES

     We have very little cash. Our cash and cash equivalents were $2,015 on June 30, 2004, compared to $649 on June 30, 2003. As a result of having little cash, we met our liquidity needs through the issuance of our common shares for cash.

     For the three months ended June 30, 2004, we sold 2,500,000 shares of common stock for $25,000.

     During the three months ended June 30, 2004, we used no cash in investing activities. Our financing activities for this period provided cash of $25,000. We did not have any financing activities for the same period in 2003.

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

     During the period ended June 30, 2004, we used $23,007 in operating activities and had 25,000 in financing activities.

Subsequent Events

     We plan to raise additional capital during the coming 12 months, but currently have not identified additional funding. Our ability to continue operations is highly dependent upon our ability to obtain immediate additional financing, or generate revenues from a combined operation an acquisition candidate, none of which can be guaranteed. Unless additional funding is identified, it is highly unlikely that we can continue to operate. Ultimately, our success is dependent upon our ability to generate revenues from a combined operation with any acquisition candidate and to achieve profitability, which is dependent upon a number of factors, including the sustained profitability of the operations of these candidates. There is no assurance that even with adequate financing or combined operations, we will generate revenues and be profitable.

PART 1 - ITEM 3. CONTROLS AND PROCEDURES

     Within the 90 days prior to the date of this report, Kent Rodriguez, our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15b under the Securities Exchange Act of 1934. Based on his review of our disclosure controls and procedures, Mr. Rodriguez has concluded that our disclosure controls and procedures are effective in timely alerting him to material information relating to us that is required to be included in our periodic SEC filings (b) Changes in Internal Control over Financial reporting. There were no significant changes in the internal controls or in other factors that could significantly affect these controls after the evaluation date and the date of this report.

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

On or about March 14, 2000, the Company's former adviser consultant, Stephen Carlson, loaned the Company $100,000. We executed a note in favor of Mr. Carlson, which required payment in full on December 31, 2000. We were in default on March 9, 2001, and Mr. Carlson initiated a legal action against us in the District Court of Hennepin County, MN to collect the loan. We also granted to Mr. Carlson options to purchase 60,000 shares of Common Stock, all of which were not-in-the money. In November 2001, we entered into a settlement agreement with Mr. Carlson whereby we agreed to pay him $125,000 over time and on or before June 30, 2002 and secured our obligation with our President's personal assets. During fiscal year 2002, we paid Mr. Carlson $45,000 and owed him approximately $80,000. On July 25, 2003, the Company's president advanced the Company $86,840, which was used to retire the amount owed on the settlement to Mr. Carlson. Mr. Carlson is now paid in full.

We also have various matters pending alleging nonpayment for services and aggregating not more than $25,000.


ITEM 2. - CHANGES IN SECURITIES

     a.  None.

     b.  None.

     c. Recent Sales of Unregistered Securities. During the three months ended June 30, 2004, we sold 2,500,000 shares of our Common Stock. We relied on Section 4(2) of the Securities Act of 1933, as amended, for the issuance of these securities.

     d.  None.

ITEM 3. - DEFAULTS UPON SENIOR SECURITIES.

         None.

ITEM 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None

ITEM 5. OTHER INFORMATION.

         None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Form 8-K

1. Filed June 2, 2004 Signing of Letter of Intent to acquire Legion Media, Inc.

(b) Exhibits


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

32 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*    Incorporated by reference to a previously filed exhibit or report.

                                   SIGNATURES


     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


XDOGS, INC.


By:  /s/  Kent Rodriguez
-------------------------------
          Kent Rodriguez
          Chief Executive Officer
          Chief Financial and Accounting Officer


Date: August 20, 2004