Form 10QSB
period 2004-09-30
XDOGS COM INC
filed 2004-11-22
CIK 918573

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the quarter ended September 30, 2004
                         Commission file number: 1-12850

                                   XDOGS, INC.
                        Formerly known as XDOGS.COM, Inc.
          ------------------------------------------------------------
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

                                 Yes (X) No ( )

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 44,938,543 shares of Common Stock, $.01 par value per share, outstanding as of November 22, 2004.

                                   XDOGS, INC.
                                   FORM 10-QSB
                                TABLE OF CONTENTS

                                   XDOGS, INC.
                                      INDEX


Part I: FINANCIAL INFORMATION
                                                                          Page
                                                                          ----
Item 1. Financial Statements
Condensed balance sheet, September 30, 2004 (unaudited)................... 3
Condensed statements of operations for the six months
     ended September 30, 2004 and 2003 (unaudited)........................ 4
Condensed statement of changes in shareholders' deficit for the six months ended September 30, 2004 (unaudited).......................... 5
Condensed statements of cash flows for the six months
     ended September 30, 2004 and 2003 (unaudited)........................ 6
Notes to condensed financial statements (unaudited)....................... 7

Item 2. Management's Discussion and Analysis of Financial Condition
     and Results of Operations............................................ 10

Item 3.Controls and Procedures............................................ 12

Part II: OTHER INFORMATION................................................ 12

                                   XDOGS, INC.
                             CONDENSED BALANCE SHEET
                               September 30, 2004
                                   (Unaudited)


                                     Assets


Current assets:
    Cash........................................................    $       215
                                                                    -----------
                 Total current assets...........................            215

Idle equipment, net.............................................            726
                                                                    -----------
                                                                            941
                                                                    ===========

                      Liabilities and Shareholders' Deficit

Current liabilities:
     Accounts and notes payable:
        Accounts payable.......................................     $   151,713
        Notes payable, related party (Note 2)...................        229,960
        Notes payable, other (Note 4) ..........................         75,000
     Accrued expenses...........................................        110,290
     Litigation liabilities.....................................         85,926
                                                                    -----------

                 Total current liabilities......................        652,889
                                                                    -----------
Commitments and contingencies ..................................           --





Shareholders' deficit (Note 5):
     Preferred stock............................................             10
     Common stock...............................................         46,439
     Additional paid-in capital.................................     14,307,155
     Retained deficit...........................................    (15,005,552)
                                                                    -----------
                 Total shareholders' deficit....................    $  (651,948)
                                                                    -----------
                                                                    $       941
                                                                    ===========

            See accompanying notes to condensed financial statements



                                                       XDOGS, INC.
                                           CONDENSED STATEMENTS OF OPERATIONS
                                                       (Unaudited)


                                                               Three Months Ended               Six Months Ended
                                                                   September 30,                   September 30,
                                                           ----------------------------    ----------------------------
                                                               2004            2003            2004            2003
                                                           ------------    ------------    ------------    ------------
Operating expenses:
    Selling, general and administrative expenses .......   $     29,187    $     35,912    $     58,320    $     69,772
    Stock-based compensation ...........................          6,000          41,000           6,000          41,200
    Asset impairment ...................................           --              --              --              --
    Accounts payable settlement gains ..................           --              --              --           (13,300)
                                                           ------------    ------------    ------------    ------------
                   Total operating expenses ............         35,187          76,912          64,320          97,672
                                                           ------------    ------------    ------------    ------------
                    Operating loss .....................        (35,187)        (76,912)        (64,320)        (97,672)

Non-operating income (expense):
    Interest expense (Note 2) ..........................         (7,937)         (6,121)        (15,874)        (11,412)
    Other income .......................................           --              --              --              --
    Interest income ....................................           --              --              --              --
                                                           ------------    ------------    ------------    ------------
                  Loss before income taxes .............        (43,124)        (83,033)        (80,194)       (109,084)

Provision (benefit) for income taxes (Note 3) ..........           --              --              --              --
                                                           ------------    ------------    ------------    ------------
                  Net loss .............................   $    (43,124)   $    (83,033)   $    (80,194)   $   (109,084)
                                                           ============    ============    ============    ============

                  Loss attributable to common stock
                         after preferred stock dividends   $    (53,124)   $    (93,033)   $   (100,194)   $   (129,084)
                                                           ============    ============    ============    ============

Basic and diluted loss per common share ................   $       (000)   $       (000)   $       (000)   $       (000)
                                                           ============    ============    ============    ============
Basic and diluted weighted average
    common shares outstanding ..........................     43,571,876      35,182,210      44,671,115      32,453,162
                                                           ============    ============    ============    ============

                                See accompanying notes to condensed financial statements

                                                           4


                                                   XDOGS, INC.
                            CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS' DEFICIT
                                                    (Unaudited)



                                                         Preferred Stock, Series A            Common Stock
                                                       ---------------------------   ---------------------------
                                                          Shares        Par Value       Shares       Par Value
                                                       ------------   ------------   ------------   ------------
                    Balance, March 31, 2004 ........     100,000,00   $         10     42,738,543   $     42,739


Common stock sales (Note 5) ........................           --             --        2,500,000          2,500
Common stock issued for consulting services (Note 5)           --             --        1,200,000          1,200
Dividends on preferred stock .......................           --             --             --             --
Net loss, six months ended September 30, 2004 ......           --             --             --             --
                                                       ------------   ------------   ------------   ------------
               Balance, September 30, 2004 .........            100   $         10     46,438,543   $     46,439
                                                       ============   ============   ============   ============





                                                    XDOGS, INC.
                              CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS' DEFICIT
                                                    (Unaudited)
                                                    (Continued)


                                                       Additional
                                                         Paid-in          Accrued      Retained
                                                         Capital      Compensation      Deficit         Total
                                                       ------------   ------------   ------------    ------------
                    Balance, March 31, 2004 ........   $ 14,276,877   $     90,000   $ 14,974,767    $   (655,141)

Common stock sales (Note 5) ........................         22,500           --             --            25,000
Common stock issued for consulting services (Note 5)          5,800           --             --             6,000
Dividends on preferred stock .......................           --             --          (20,000)        (20,000)
Net loss, six months ended September 30, 2004 ......           --             --         (100,194)       (100,194)
                                                       ------------   ------------   ------------    ------------
               Balance, September 30, 2004 .........   $ 14,305,177   $     90,000   $ 14,854,573    $   (744,335)
                                                       ============   ============   ============    ============


                             See accompanying notes to condensed financial statements

                                                     5(Con't)


                                    XDOGS, INC.
                        CONDENSED STATEMENTS OF CASH FLOWS
                                    (Unaudited)



                                                                       Six Months Ended
                                                                         September 30,
                                                                     --------------------
                                                                       2004        2003
                                                                     --------    --------

                          Net cash (used in) operating activities    $(24,842)   $(55,045)
                                                                     --------    --------

Cash flow from financing activities:
        Proceeds from sale of common stock .......................     25,000      44,500
        Proceeds from director's loan ............................       --        84,840
        Repayment of litigation debts ............................       --       (85,000)
                                                                     --------    --------
                         Net cash provided by financing activities     25,000      44,340
                                                                     --------    --------
                                                Net change in cash        158     (10,705)

 Cash at beginning of period .....................................      2,015      10,863
                                                                     --------    --------

Cash at end of period ............................................        158         158
                                                                     ========    ========

Supplemental cash flow information:
       Cash paid for interest ....................................   $  6,598    $   --
                                                                     ========    ========
       Cash paid for income taxes ................................   $   --      $   --
                                                                     ========    ========

       Noncash investing and financing activities:
           Stock issued for retirement of debt and interest ......   $   --      $   --
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

In the opinion of management, all adjustments (consisting only of normal recurring adjustments) which are necessary to provide a fair presentation of operating results for the interim periods presented have been made. The results of operations for the six months ended September 30, 2004 are not necessarily indicative of the results to be expected for the fiscal year ending March 31, 2005.

Note 2: Related Party Transactions

At March 31, 2004, the Company owed an officer two promissory notes totaling $229,960. The $145,120 note carries a 10 percent interest rate and matured in June 2004. The $84,840 note also carries a 10 percent interest rate and matured in July 2004. The Company paid the officer $6,598 for interest expense during the six months ended September 30, 2004. Accrued interest payable and interest expense on the notes totaled $5,749 and $5,749, respectively, as of and for the six months ended September 30, 2004.

The Company accrues wages for its president at $5,000 per month. As of September 30, 2004, the Company has accrued $90,000 in wages for its president.

Note 3:  Income Taxes

The Company records its income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes". The Company incurred net operating losses for all periods presented resulting in a deferred tax asset, which was fully allowed for; therefore, the net benefit and expense resulted in $-0- income taxes.

Note 4: Notes Payable

On December 2, 2003, the Company received $50,000 from an unrelated third party in exchange for a promissory note. The note carries a ten percent interest rate and matures on December 2, 2004. Accrued interest payable and interest expense on the note totaled $4,187 and $1,250, respectively, as of and for the six months ended September 30, 2004.

At March 31, 2004, the Company owed a $25,000 promissory note to a shareholder. The note carries a 15 percent interest rate, matured on December 31, 2002, and is personally guaranteed by an officer of the Company. The note is in default as of June 30, 2004. Accrued interest payable and interest expense on the note totaled $8,694 and $938, respectively, as of and for the six months ended September 30, 2004.

                                   XDOGS, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)



Note 5: Shareholders' Deficit

During the six months ended September 30, 2004, the Company sold 2,500,000 shares of its common stock to an unrelated third-party investor for $25,000, or $.01 per share.

During the six months ended September 30, 2004, the Company issued a consultant 1,200,000 shares of its common stock, valued at $6,000, in exchange for consulting services. For financial accounting purposes, the Company valued the common stock transactions based on the OTCBB quoted market price.

Note 6: Letter of Intent

On June 1, 2004, the Company signed a non-binding letter of intent to acquire the business and operations of Legion Media Partners, ("LMP"), a Los Angeles, California based financier and distributor of theatrical motion pictures and television programming on a world-wide basis. Under the terms of the LOI, the Company planned to issue shares of its common stock to the shareholders of LMP in exchange for either (a) all of the issued and outstanding capital stock of LMP, or (b) all of the assets necessary for, used in or useful to LMP's operations. The Company and LMP contemplated a one-for-one share exchange with the shareholders of LMP receiving seventy-three percent (73%) of the new entity. The LOI subsequently expired and the Company decided not to proceed with the proposed acquisition.

PART 1 ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF \ OPERATIONS

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

RESULTS OF OPERATIONS AND PLAN OF OPERATION

     As of September 30, 2004, we had no operations other than paying past debts and seeking merger or acquisition candidates, which activities generated no revenues. Due to general economic conditions and the ensuing downturn in e-commerce and internet-based businesses generally, we abandoned our prior business plan to exploit our exclusive distribution rights via the internet and re-focused our strategy and adopted a traditional wholesale to retail sales distribution model seller of specialty action sports hard goods and related apparel which we have been implementing since August, 2000. We expect to continue to generate significant losses and without additional funding through private placements of our Common Stock, which cannot be guaranteed, it is highly unlikely that we can continue to operate. As a result, we have been focusing on a plan of operation entailing a strategic acquisition or acquisitions.

Acquisition Strategy

     On June 1, 2004 we signed a non-binding Letter of Intent to acquire the business and operations of LMP, a Los Angeles, CA based financier and distributor of theatrical motion pictures and television programming in both traditional and new media formats on a world-wide basis XDOGS (or a newly formed subsidiary of XDOGS formed for the purpose of the Transaction also referred to herein as XDOGS) will issue and deliver to LMP shares of its duly authorized common stock free and clear of all liens, claims and encumbrances in exchange for either (a) all of the issued and outstanding capital stock of LMP (the "LMP Stock"), or (b) all of the assets (whether tangible or intangible) necessary for, used in or useful to LMP's operations (the "LMP Assets"). Upon closing of the Transaction, XDOGS would acquire the LMP Stock or the LMP Assets free and clear of all claims, liens or encumbrances of any kind except for those liabilities of LMP which, after completion of due diligence, XDOGS expressly agrees to assume (the "Assumed Liabilities"). LMP, or its stockholders as the case may be, would remain responsible for all other liabilities. XDOGS and LMP contemplate a one for one share exchange, with LMP shareholders receiving seventy-three percent (73%) of the new entity. The Letter of Intent expired on August 15, 2004 and the parties were not able to negotiate a Stock Purchase Agreement per the terms and conditions as summarized above, and we decided not to pursue any additional discussions with LMP.

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

Operations for Six Months ended September 30, 2004

     As of September 30, 2004, we had $215 cash on hand, total assets of $941, and outstanding liabilities of $652,889. We did not generate any revenues during the six month period ending September 30, 2004. During this period, our selling, general, and administrative expenses were $64,320, and our interest expense was $15,874. We experienced a net loss before income taxes of $80,194 for the six month period ending September 30, 2004.

LIQUIDITY AND CAPITAL RESOURCES

     We have very little cash. Our cash and cash equivalents were $241 on September 30, 2004, compared to $158 on September 30, 2003. As a result of having little cash, we met our liquidity needs through the issuance of our common shares for cash.

     For the six months ended June 30, 2004, we sold 2,500,000 shares of common stock for $25,000, as compared to 44,500 for the six months ended September 30, 2003.

     During the six months ended September 30, 2004, we used no cash in investing activities. Our financing activities for this period provided cash of $25,000.

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

     During the period ended September 30, 2004, we used $24,785 in operating activities and had 25,000 in financing activities.

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

3.2                 Restated Bylaws (Incorporated by                        *
                    reference to Exhibit 3.2 to Registration
                    Statement on Form SB-2, Registration No.
                    33-74240C).

3.3                 Articles of Incorporation for the State                 *
                    of Nevada. (Incorporated by reference to Exhibit 2.2 to Form 10-KSB filed
                    February 2000)

3.4                 Articles of Merger for the Colorado                     *
                    Corporation and the Nevada Corporation
                    (Incorporated by reference to Exhibit
                    3.4 to Form 10-KSB filed February 2000)

Exhibit
Number              Description                                            Page
------              -----------                                            ----

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