Form 10QSB
period 2004-12-31
XDOGS COM INC
filed 2005-02-16
CIK 918573

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the quarter ended December 31, 2004
                         Commission file number 1-12850

                                   XDOGS, INC.
                        Formerly known as XDOGS.COM, INC.
         ---------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

                          7000 Flour Exchange Building
                             310 Fourth Avenue South
                          Minneapolis, Minnesota 55415
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 44,938,543 shares of Common Stock, $.01 par value per share, outstanding as of February 14, 2005.

                                                    XDOGS, INC.
                                                       INDEX


Part I: FINANCIAL INFORMATION
Item 1.  FINANCIAL STATEMENTS
                                                                           Page
                                                                          ------

Item 1. Financial Statements
Condensed balance sheet, December 31, 2004 (unaudited)....................   3

Condensed statements of operations for the three and nine months
     ended December 31, 2004 and 2003 (unaudited).........................   4

Condensed statement of changes in shareholders' deficit for the nine
     months ended December 31, 2004 (unaudited)...........................   5

Condensed statements of cash flows for the nine months
     ended December 31, 2004 and 2003 (unaudited).........................   6

Notes to condensed financial statements (unaudited).......................   7

Item 2. Management's Discussion and Analysis of Financial Condition
     and Results of Operations............................................   9

Item 3.Controls and Procedures............................................   11

Part II: OTHER INFORMATION................................................   12

                                   XDOGS, INC.
                             CONDENSED BALANCE SHEET
                               December 31, 2004
                                   (Unaudited)



                                     Assets

Current assets:
    Cash......................................................   $         42
                                                                 ------------
                 Total current assets ........................             42


Idle equipment, net ..........................................            726
                                                                 ------------

                                                                 ============


Liabilities and Shareholders' Deficit


Current liabilities:
     Accounts and notes payable:
        Accounts payable......................................   $    156,217
        Notes payable, related party (Note 2) ................        229,960
        Notes payable, other (Note 4) ........................         75,000
     Accrued expenses ........................................        140,290
     Litigation liabilities ..................................         85,926
                                                                 ------------

                 Total current liabilities ...................        687,393
                                                                 ------------

Commitments and contingencies ................................           --


Shareholders' deficit (Note 5):
     Preferred stock .........................................             10
     Common stock ............................................         46,436
     Additional paidin capital ...............................     14,307,155
     Retained deficit ........................................    (15,040,268)
                                                                 ------------
                 Total shareholders' deficit .................       (686,667)
                                                                 ------------
                                                                 $        726
                                                                 ============


            See accompanying notes to condensed Financial statements



                                                     XDOGS, INC.
                                         CONDENSED STATEMENTS OF OPERATIONS
                                                     (Unaudited)



                                                            Three Months Ended              Nine Months Ended
                                                               December 31,                    December 31,
                                                           2004            2003            2004            2003
                                                       ------------    ------------    ------------    ------------

Operating expenses:
    Selling, general and administrative expenses ...   $     17,951    $     38,659    $     76,271    $    108,431
     Stock-based compensation ......................           --            60,300           6,000         101,500
     Asset impairment ..............................           --              --              --              --
     Accounts payable settlement gains .............           --              --              --           (13,000)
                                                       ------------    ------------    ------------    ------------
                  Total operating expenses .........         17,951          98,959          82,271         196,931
                                                       ------------    ------------    ------------    ------------
                  Operating loss ...................        (17,951)        (98,959)        (82,271)       (196,931)

 Non-operating income (expense):
     Interest expense (Notes 2,4) ..................         (7,937)         (7,103)        (23,811)        (18,515)
     Other income ..................................           --              --              --              --
                                                       ------------    ------------    ------------    ------------
                  Loss before income taxes .........        (25,888)       (106,062)       (106,082)       (215,446)


Provision (benefit) for income taxes (Note 3) ......           --              --              --              --
                                                       ------------    ------------    ------------    ------------

                  Net loss .........................   $    (25,888)   $   (106,062)   $   (106,082)   $   (215,446)
                                                       ============    ============    ============    ============

                  Loss attributable to common stock
                     after preferred stock dividends   $    (35,888)   $   (116,062)   $   (136,082)   $   (245,146)
                                                       ============    ============    ============    ============
 Basic and diluted loss per common share ...........   $      (0.00)   $      (0.00)   $      (0.00)   $      (0.01)
                                                       ============    ============    ============    ============
Basic and diluted weighted average
    common shares outstanding ......................     44,938,543      40,032,210      34,054,654      34,054,654
                                                       ============    ============    ============    ============


                              See accompanying notes to condensed Financial statements

                                                          4


                                   XDOGS, INC.
             CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS' DEFICIT
                                   (Unaudited)



                                                            Preferred Stock, Series A           Common Stock
                                                              Shares       Par Value        Shares       Par Value
                                                           ------------   ------------   ------------   ------------
                                Balance, March 31, 2003             100   $         10     42,738,543   $     42,739
Common stock sales (Note 5) ............................           --             --        4,500,000          4,500

Common stock issued for consulting services (Note 5) ...           --             --        1,200,000          1,200

Dividends on preferred stock ...........................           --             --             --             --

Net loss, nine months ended December 31, 2004 ..........           --             --             --             --
                                                           ------------   ------------   ------------   ------------
                              Balance, December 31, 2004            100   $         10     48,438,543   $     48,439
                                                           ============   ============   ============   ============


                                                          5



                                                      XDOGS, INC.
                                CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS' DEFICIT
                                                      (Unaudited)
                                                      (Continued)



                                                             Paid-in        Accrued         Retained
                                                             Capital      Compensation       Deficit         Total
                                                           ------------   ------------    ------------    ------------
                                Balance, March 31, 2003    $ 13,874,697           --      $(14,974,767)   $   (655,141)
Common stock sales (Note 5) ............................        290,000           --              --           294,500

Common stock issued for consulting services (Note 5) ...         63,490           --              --            64,690

Dividends on preferred stock ...........................           --             --           (30,000)        (30,000)

Net loss, nine months ended December 31, 2004 ..........           --             --          (106,082)       (106,082)
                                                           ------------   ------------    ------------    ------------
                              Balance, December 31, 2004   $ 14,228,187   $       --      $(15,110,849)   $   (432,033)
                                                           ============   ============    ============    ============


                               See accompanying notes to condensed Financial statements

                                                       5(Con't)



                                               XDOGS, INC.
                                  CONDENSED STATEMENTS OF CASH FLOWS
                                              (Unaudited)


                                                                                   Nine Months Ended
                                                                                      December 31,
                                                                                 ----------------------
                                                                                   2004         2003
                                                                                 ---------    ---------
                                       Net cash (used in) operating activities   $ (28,980)   $(104,554)

Cash flow from financing activities:
         Proceeds from sale of common stock ..................................      29,000       44,500
         Proceeds from director's loan .......................................        --         84,840
         Proceeds from issuance of note payable (Note 4) .....................        --         50,000
         Repayment of litigation debts .......................................        --        (85,000)
                                                                                 ---------    ---------
                                     Net cash provided by financing activities      29,000       94,340
                                                                                 ---------    ---------
                                                            Net change in cash          20      (10,214)
 Cash at beginning of period .................................................          22           56
                                                                                 ---------    ---------
 Cash at end of period .......................................................   $      42    $ (10,158)
                                                                                 =========    =========

 Supplemental cash flow information:
        Cash paid for interest ...............................................   $   6,598    $  10,186
                                                                                 =========    =========
        Cash paid for income taxes ...........................................   $    --      $    --
                                                                                 =========    =========
        Noncash investing and financing activities:
           Stock issued for retirement of debt and interest ..................   $    --      $    --
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

In the opinion of management, all adjustments (consisting only of normal recurring adjustments) which are necessary to provide a fair presentation of operating results for the interim periods presented have been made. The results of operations for the nine months ended December 31, 2004 are not necessarily indicative of the results to be expected for the fiscal year ending March 31, 2005.

Note 2: Related Party Transactions

At March 31, 2004, the Company owed an officer two promissory notes totaling $229,960. The $145,120 note carries a 10 percent interest rate and matured in June 2004. The $84,840 note also carries a 10 percent interest rate and matured in July 2004. The Company paid the officer $6,598 for interest expense during the nine months ended December 31, 2004. Accrued interest payable and interest expense on the notes totaled $5,749, and $11,598, respectively for the three months and the nine months ended December 31, 2004.

The Company accrues wages for its president at $5,000 per month. As of December 31, 2004, the Company has accrued $105,000 in wages for its president.

Note 3:  Income Taxes

The Company records its income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes". The Company incurred net operating losses for all periods presented resulting in a deferred tax asset, which was fully allowed for; therefore, the net benefit and expense resulted in $-0- income taxes.

Note 4: Notes Payable

On December 2, 2003, the Company received $50,000 from an unrelated third party in exchange for a promissory note. The note carries a ten percent interest rate and matured on December 2, 2004. The note is in default as of December 31, 2004. Accrued interest payable and interest expense on the note totaled $5,437 and $1,250, respectively, as of and for the three months and nine months ended December 31, 2004.

At March 31, 2004, the Company owed a $25,000 promissory note to a shareholder. The note carries a fifteen percent interest rate, matured on December 31, 2002, and is personally guaranteed by an officer of the Company. The note is in default as of June 30, 2004. Accrued interest payable and interest expense on the note totaled $9,632 and $938, respectively, as of and for the nine months ended December 31, 2004.

                                   XDOGS, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)


Note 5: Shareholders' Deficit

During the nine months ended December 31, 2004, the Company sold 4,500,000 shares of its common stock to unrelated third-party investors for $29,000. The shares have not yet been issued.

During the nine months ended December 31, 2004, the Company issued a consultant 1,200,000 shares of its common stock, valued at $6,000, in exchange for consulting services. For financial accounting purposes, the Company valued the common stock transactions based on the OTCBB quoted market price.

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

RESULTS OF OPERATIONS AND PLAN OF OPERATION

Limited or No Real Operations

     As of December 31, 2004, we had limited operations with no revenues from operations. In our current form, we expect to continue to generate significant losses and without additional funding through private placements of our common stock, which cannot be guaranteed, it is highly unlikely that we can continue to operate. As a result, we have been focusing all of our efforts on identifying an acquisition target to enhance shareholder value.

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

Operations for the Nine Months Ended December 31, 2004

     As of December 31, 2004, we had current assets of $42, total assets of $726 and total current liabilities of $687,393. We had no net sales for this period. During this period, our total expenses were $98,959, compared to $193,931 for the same period last year. Our selling, general and administrative expenses were $17,951, compared to $98,959 for the same period last year, and our interest expense was $23,811, compared to $18,515 for the same period last year. We had a net loss for the quarter ended December 31, 2004 of $106,062 and a basic and diluted loss of $0.00 per common share.

LIQUIDITY AND CAPITAL RESOURCES

     We have very little cash. Our cash and cash equivalents were $42 on December 31, 2004, compared to $649 on December 31, 2003. As a result of having little cash, we met our liquidity needs through the issuance of our common shares for cash or for services rendered.

     For the nine months ended December 31, 2004, we issued 1,200,000 shares of our common stock, valued at $6,000, for consulting services, and and sold 4,500,000 shares of common stock for $29,000. These shares have not yet been issued.

     During the nine months ended December 31, 2004, we used no cash in investing activities. Our financing activities for this period provided cash of $29,000 as compared to $94,340 for the same period in 2003.

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

We also have various matters pending alleging nonpayment for services and aggregating not more than $25,000


ITEM 2.- CHANGES IN SECURITIES

     a.  None.

     b.  None.

     c. Recent Sales of Unregistered Securities. During the three months ended December 31, 2004, we sold 2,000,000 shares of our Common Stock to a shareholder. We relied on Section 4(2) of the Securities Act of 1933, as amended, for the issuance of these securities.

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


                                            XDOGS, INC.


 Date: February 15, 2005                       By:  /s/  Kent Rodriguez
                                               -------------------------------
                                                         Kent Rodriguez
                                                         Chief Executive Officer
                                                         Chief Financial and
                                                         Accounting Officer