Form 10QSB/A
period 2004-09-30
XDOGS COM INC
filed 2005-03-08
CIK 918573

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

                                 Yes (X) No ( )


This amended Quarterly Report on Form 10-QSB revises Item 1. Financial Statements in that the previously filed Report was not reviewed by our independent public accountant, as required by Item 310 of Regulation SB. The Company intends to file a second amendment to this Quarterly Report on Form 10-QSB on or before Apri1 15, 2005 containing financial statements in compliance with Item 310 of Regulation SB."

                                   XDOGS, INC.
                                  FORM 10-QSB/A
                                TABLE OF CONTENTS

                                   XDOGS, INC.
                                      INDEX


Part I: FINANCIAL INFORMATION                                              Page
                                                                          ------
Item 1. Financial Statements
Condensed balance sheet, September 30, 2004 (unaudited)   ...................  3
Condensed statements of operations for the six months
     ended September 30, 2004 and 2003 (unaudited)   ........................  4
Condensed statement of changes in shareholders' deficit for the six
     months ended September 30, 2004 (unaudited)   ..........................  5
Condensed statements of cash flows for the six months
     ended September 30, 2004 and 2003 (unaudited)   ........................  6
Notes to condensed financial statements (unaudited)   .......................  7

Item 2. Management's Discussion and Analysis of Financial Condition
     and Results of Operations............................................... 10

Item 3.Controls and Procedures............................................... 12

Part II: OTHER INFORMATION................................................... 12

                                   XDOGS, INC.
                             CONDENSED BALANCE SHEET
                               September 30, 2004
                                   (Unaudited)

                                                                  (Not Reviewed)
                                     Assets

Current assets:
    Cash ......................................................    $        215
                                                                   ------------

                 Total current assets .........................             215

Idle equipment, net ...........................................             726
                                                                   ------------

                                                                   $        941
                                                                   ============

                      Liabilities and Shareholders' Deficit
Current liabilities:
     Accounts and notes payable:
        Accounts payable ......................................    $    151,713
        Notes payable, related party (Note 2) .................         229,960
        Notes payable, other (Note 4) .........................          75,000
     Accrued expenses .........................................         110,290
     Litigation liabilities ...................................          85,926
                                                                   ------------

                 Total current liabilities ....................         652,889
                                                                   ------------

Commitments and contingencies .................................            --

Shareholders' deficit (Note 5):
     Preferred stock ..........................................              10
     Common stock .............................................          46,439
     Additional paid-in capital ...............................      14,307,155
     Retained deficit .........................................     (15,005,552)
                                                                   ------------
                 Total shareholders' deficit ..................        (651,948)
                                                                   ------------
                                                                   $        941
                                                                   ============


            See accompanying notes to condensed financial statements.


                                                    XDOGS, INC.
                                       CONDENSED STATEMENTS OF OPERATIONS
                                                   (Unaudited)

                                                          (Not Reviewed)                    (Not Reviewed)

                                                           Three Months Ended                Six Months Ended
                                                               September 30,                   September 30,
                                                       ----------------------------    ----------------------------
                                                           2004            2003            2004            2003
                                                       ------------    ------------    ------------    ------------
Operating expenses:
    Selling, general and administrative expenses ...   $     29,187    $     35,912    $     58,320    $     69,772
    Stock-based compensation .......................          6,000          41,000           6,000          41,200
    Asset impairment ...............................           --              --              --              --
    Accounts payable settlement gains ..............                           --              --           (13,300)
                                                       ------------    ------------    ------------    ------------
                  Total operating expenses .........         35,187          76,912          64,320          97,672
                                                       ------------    ------------    ------------    ------------
                  Operating loss ...................        (35,187)        (76,912)        (64,320)        (97,672)

Non-operating income (expense):
    Interest expense (Note 2) ......................         (7,937)         (6,121)        (15,874)        (11,412)
    Other income ...................................           --              --              --              --
    Interest income ................................           --              --              --              --
                                                       ------------    ------------    ------------    ------------
                  Loss before income taxes .........        (43,124)        (83,033)        (80,194)       (109,084)

Provision (benefit) for income taxes (Note 3) ......           --              --              --              --
                                                       ------------    ------------    ------------    ------------

                  Net loss .........................   $    (43,124)   $    (83,033)   $    (80,194)   $   (109,084)
                                                       ============    ============    ============    ============

                  Loss attributable to common stock
                    after preferred stock dividends    $    (53,124)   $    (93,033)   $   (100,194)   $   (129,084)
                                                       ============    ============    ============    ============

Basic and diluted loss per common share ............   $      (0.00)   $      (0.00)   $      (0.00)   $      (0.00)
                                                       ============    ============    ============    ============

Basic and diluted weighted average
    common shares outstanding ......................     43,571,876      35,182,210      44,671,115      32,453,162
                                                       ============    ============    ============    ============





                             See accompanying notes to condensed financial statements.


                                                    XDOGS, INC.
                              CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS' DEFICIT
                                                   (Unaudited)

                                                  (Not Reviewed)


                                                         Preferred Stock, Series A            Common Stock
                                                        ---------------------------   ---------------------------
                                                           Shares       Par Value        Shares       Par Value
                                                        ------------   ------------   ------------   ------------
                          Balance, March 31, 1999 ...                                    6,604,625   $     66,046

Common stock sales (Note 5) .........................           --             --        2,500,000          2,500
Common stock issued for consulting services (Note 5)            --             --        1,200,000          1,200
Dividends on preferred stock ........................           --             --             --             --
Net loss, six months ended September 30, 2004 .......           --             --             --             --
                                                        ------------   ------------   ------------   ------------
                          Balance, September 30, 2004            100   $         10     46,438,543   $     46,439
                                                        ============   ============   ============   ============


Table continues below.



                                                         Additional
                                                          Paid-in        Accrued        Retained
                                                          Capital      Compensation      Deficit          Total
                                                        ------------   ------------   ------------    ------------
                          Balance, March 31, 1999 ...   $    513,828   $       --     $ (1,089,724)   $   (509,850)

Common stock sales (Note 5) .........................         22,500           --             --            25,000
Common stock issued for consulting services (Note 5)           5,800           --             --             6,000
Dividends on preferred stock ........................           --             --          (20,000)        (20,000)
Net loss, six months ended September 30, 2004 .......           --             --         (100,194)       (100,194)
                                                        ------------   ------------   ------------    ------------
                          Balance, September 30, 2004   $ 14,305,177   $     90,000   $ 14,854,573    $   (744,335)
                                                        ============   ============   ============    ============



                             See accompanying notes to condensed financial statements.


                                       XDOGS, INC.
                           CONDENSED STATEMENTS OF CASH FLOWS
                                       (Unaudited)

                                                                     (Not Reviewed)

                                                                       Six Months Ended
                                                                         September 30,
                                                                     --------------------
                                                                       2004        2003
                                                                     --------    --------

                           Net cash (used in) operating activities   $(24,842)   $(55,045)
                                                                     --------    --------

Cash flow from financing activities:
        Proceeds from sale of common stock .......................     25,000      44,500
        Proceeds from director's loan ............................       --        84,840
        Repayment of litigation debts ............................       --       (85,000)
                                                                     --------    --------
                         Net cash provided by financing activities     25,000      44,340
                                                                     --------    --------

                                                Net change in cash        158     (10,705)
Cash at beginning of period ......................................      2,015      10,863
                                                                     --------    --------

Cash at end of period ............................................   $    158    $    158
                                                                     ========    ========

Supplemental cash flow information:
       Cash paid for interest ....................................   $  6,598    $   --
                                                                     ========    ========
       Cash paid for income taxes ................................   $   --      $   --
                                                                     ========    ========

       Noncash investing and financing activities:
          Stock issued for retirement of debt and interest .......   $   --      $   --
                                                                     ========    ========


                See accompanying notes to condensed financial statements.



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

31          Certification pursuant to Section 906 of the                    (1)
            Sarbanes-Oxley Act of 2002

32          Certification pursuant to Section 302 of the                    (1)
            Sarbanes-Oxley Act of 2002

*    Incorporated by reference to a previously filed exhibit or report.

(1)  Filed herewith

                                   SIGNATURES


     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


XDOGS, INC.


By: /s/ Kent Rodriguez
-------------------------------
Kent Rodriguez
Chief Executive Officer
Chief Financial and Accounting Officer

Date: March 7, 2005