Form 10QSB/A
period 2004-12-31
XDOGS COM INC
filed 2005-03-08
CIK 918573

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
                                                                           Page
                                                                          ------

Item 1. Financial Statements

Condensed balance sheet, December 31, 2004 (unaudited)   ....................  3
Condensed statements of operations for the three and nine months
     ended December 31, 2004 and 2003 (unaudited)   .........................  4
Condensed statement of changes in shareholders' deficit for the nine
     months ended December 31, 2004 (unaudited)   ...........................  5
Condensed statements of cash flows for the nine months
     ended December 31, 2004 and 2003 (unaudited)   .........................  6
Notes to condensed financial statements (unaudited)   .......................  7

Item 2. Management's Discussion and Analysis of Financial Condition
     and Results of Operations............................................... 10

Item 3.Controls and Procedures............................................... 12

Part II: OTHER INFORMATION................................................... 12

                                   XDOGS, INC.
                             CONDENSED BALANCE SHEET
                                December 31, 2004
                                   (Unaudited)

                                                                  (Not Reviewed)
                                     Assets

Current assets:
    Cash ......................................................    $         42
                                                                   ------------
                 Total current assets .........................              42

Idle equipment, net ...........................................             726
                                                                   ------------

                                                                   $        768
                                                                   ============

                      Liabilities and Shareholders' Deficit
Current liabilities:
     Accounts and notes payable:
        Accounts payable ......................................    $    156,217
        Notes payable, related party (Note 2) .................         229,960
        Notes payable, other (Note 4) .........................          75,000
     Accrued expenses .........................................         140,290
     Litigation liabilities ...................................          85,926
                                                                   ------------

                 Total current liabilities ....................         687,393
                                                                   ------------

Commitments and contingencies .................................            --

Shareholders' deficit (Note 5):
     Preferred stock ..........................................              10
     Common stock .............................................          46,436
     Additional paid-in capital ...............................      14,307,155
     Retained deficit .........................................     (15,040,268)
                                                                   ------------
                 Total shareholders' deficit ..................        (686,667)
                                                                   ------------
                                                                   $        726
                                                                   ============



           See accompanying notes to condensed financial statements.


                                                    XDOGS, INC.
                                        CONDENSED STATEMENTS OF OPERATIONS
                                                    (Unaudited)

                                                      (Not Reviewed)                  (Not Reviewed)

                                                          Three Months Ended               Nine Months Ended
                                                              December 31,                    December 31,
                                                      ----------------------------    ----------------------------
                                                          2004            2003            2004            2003
                                                      ------------    ------------    ------------    ------------
Operating expenses:
    Selling, general and administrative expenses ..   $     17,951    $     38,659    $     76,271    $    108,431
    Stock-based compensation ......................           --            60,300           6,000         101,500
    Asset impairment ..............................           --              --              --              --
    Accounts payable settlement gains .............                                                        (13,000)
                                                      ------------    ------------    ------------    ------------
                  Total operating expenses ........         17,951          98,959          82,271         196,931
                                                      ------------    ------------    ------------    ------------
                  Operating loss ..................        (17,951)        (98,959)        (82,271)       (196,931)

Non-operating income (expense):
    Interest expense (Notes 2,4) ..................         (7,937)         (7,103)        (23,811)        (18,515)
    Other income ..................................           --                              --
                                                      ------------    ------------    ------------    ------------
                  Loss before income taxes ........        (25,888)       (106,062)       (106,082)       (215,446)

Provision (benefit) for income taxes (Note 3) .....           --              --              --              --
                                                      ------------    ------------    ------------    ------------

                  Net loss ........................   $    (25,888)   $   (106,062)   $   (106,082)   $   (215,446)
                                                      ============    ============    ============    ============

                  Loss attributable to common stock
                    after preferred stock dividends   $    (35,888)   $   (116,062)   $   (136,082)   $   (245,146)
                                                      ============    ============    ============    ============

Basic and diluted loss per common share ...........   $      (0.00)   $      (0.00)   $      (0.00)   $      (0.01)
                                                      ============    ============    ============    ============

Basic and diluted weighted average
    common shares outstanding .....................     44,938,543      40,032,210      34,054,654      34,054,654
                                                      ============    ============    ============    ============





                             See accompanying notes to condensed financial statements.


                                                    XDOGS, INC.
                              CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS' DEFICIT
                                                   (Unaudited)

                                                 (Not Reviewed)


                                                        Preferred Stock, Series A             Common Stock
                                                        ---------------------------   ---------------------------
                                                           Shares       Par Value        Shares       Par Value
                                                        ------------   ------------   ------------   ------------
                              Balance, March 31, 2003            100   $         10     42,738,543   $     42,739

Common stock sales (Note 5) .........................           --             --        4,500,000          4,500
Common stock issued for consulting services (Note 5)            --             --        1,200,000          1,200
Dividends on preferred stock ........................           --             --             --             --
Net loss, nine months ended December 31, 2004 .......           --             --             --             --
                                                        ------------   ------------   ------------   ------------
                           Balance, December 31, 2004            100   $         10     48,438,543   $     48,439
                                                        ============   ============   ============   ============

Table continues below.


                                                         Additional
                                                          Paid-in        Accrued        Retained
                                                          Capital      Compensation      Deficit         Total
                                                        ------------   ------------   ------------    ------------
                              Balance, March 31, 2003   $ 13,874,697                  $(14,974,767)   $   (655,141)

Common stock sales (Note 5) .........................        290,000           --             --           294,500
Common stock issued for consulting services (Note 5)          63,490           --             --            64,690
Dividends on preferred stock ........................           --             --          (30,000)        (30,000)
Net loss, nine months ended December 31, 2004 .......           --             --         (106,082)       (106,082)
                                                        ------------   ------------   ------------    ------------
                           Balance, December 31, 2004   $ 14,228,187   $       --     $(15,110,849)   $   (432,033)
                                                        ============   ============   ============    ============





                            See accompanying notes to condensed financial statements.


                                       XDOGS, INC.
                           CONDENSED STATEMENTS OF CASH FLOWS
                                       (Unaudited)

                                                                      (Not Reviewed)

                                                                         Nine Months Ended
                                                                            December 31,
                                                                      ----------------------
                                                                         2004         2003
                                                                      ---------    ---------

                            Net cash (used in) operating activities   $ (28,980)   $(104,554)
                                                                      ---------    ---------

Cash flow from financing activities:
        Proceeds from sale of common stock ........................      29,000       44,500
        Proceeds from director's loan .............................        --         84,840
        Proceeds from issuance of note payable (Note 4) ...........        --         50,000
        Repayment of litigation debts .............................        --        (85,000)
                                                                      ---------    ---------
                          Net cash provided by financing activities      29,000       94,340
                                                                      ---------    ---------

                                                 Net change in cash          20      (10,214)
Cash at beginning of period .......................................          22           56
                                                                      ---------    ---------

Cash at end of period .............................................   $      42    $ (10,158)
                                                                      =========    =========

Supplemental cash flow information:
       Cash paid for interest .....................................   $   6,598    $  10,186
                                                                      =========    =========
       Cash paid for income taxes .................................   $    --      $    --
                                                                      =========    =========

       Noncash investing and financing activities:
          Stock issued for retirement of debt and interest ........   $    --      $    --
                                                                      =========    =========



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

In the opinion of management, all adjustments (consisting only of normal recurring adjustments) which are necessary to provide a fair presentation of operating results for the interim periods presented have been made. The results of operations for the nine months ended September 30, 2004 are not necessarily indicative of the results to be expected for the fiscal year ending March 31, 2005.

Note 2: Related Party Transactions

At March 31, 2004, the Company owed an officer two promissory notes totaling $229,960. The $145,120 note carries a 10 percent interest rate and matured in June 2004. The $84,840 note also carries a 10 percent interest rate and matured in July 2004. The Company paid the officer $6,598 for interest expense during the nine months ended December 31, 2004. Accrued interest payable and interest expense on the notes totaled $11,598, and $5,749, respectively for the three months and the nine months ended December 31, 2004.

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

                                   XDOGS, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)


Note 5: Shareholders' Deficit

During the nine months ended December 31, 2004, the Company sold 4,500,000 shares of its common stock to an unrelated third-party investors for $29,000. The shares have not yet been issued.

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

     For the nine months ended December 31, 2004, we issued 1,200,000 shares of our common stock, valued at $6,000, for consulting services, and sold 4,500,000 shares of common stock for $29,000. These shares have not yet been issued.

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

(1)  Attached hereto

                                   SIGNATURES


     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


XDOGS, INC.


By:  /s/  Kent Rodriguez
-------------------------------
Kent Rodriguez
Chief Executive Officer
Chief Financial and Accounting Officer

Date: March 7, 2005