Form 10QSB/A
period 2004-09-30
XDOGS COM INC
filed 2005-03-29
CIK 918573

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 FORM 10-QSB/A-2
             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                    For the quarter ended September 30, 2004
                        Commission file number: 1-12850

                                   XDOGS, INC.
                        Formerly known as XDOGS.COM, Inc.
          ------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


   Incorporated under the laws of                       84-1168832
        the State of Nevada                     I.R.S Identification Number

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

                                 Yes (X) No ( )

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 79,538,543 shares of Common Stock, $.01 par value per share, outstanding as of March 28, 2005.

This amended Quarterly Report on Form 10-QSB/A-2 revises Item 1. Financial Statements in that the previously filed Report was not reviewed by our independent public accountant, as required by Item 310 of Regulation SB. The Financial Statements in this Form 10-QSB/A-2 have been reviewed by our independent public accountants as required by Item 310 of Regulation SB. We are now in compliance with Item 310 of Regulation SB.

                                   XDOGS, INC.
                                 FORM 10-QSB/A-2
                                TABLE OF CONTENTS

                                   XDOGS, INC.
                                      INDEX


Part I: FINANCIAL INFORMATION                                              Page
                                                                          ------
Item 1. Financial Statements
Condensed balance sheet, September 30, 2004 (unaudited)....................... 3
Condensed statements of operations for the three and six months ended September 30, 2004 and 2003 (unaudited)............................ 4
Condensed statement of changes in shareholders' deficit for the six months ended September 30, 2004 (unaudited).............................. 5
Condensed statements of cash flows for the six months
     ended September 30, 2004 and 2003 (unaudited)............................ 6
Notes to condensed financial statements (unaudited)........................... 7

Item 2. Management's Discussion and Analysis of Financial Condition
     and Results of Operations................................................ 9

Item 3.Controls and Procedures................................................12

Part II: OTHER INFORMATION....................................................12

                                   XDOGS, INC.
                             CONDENSED BALANCE SHEET
                               September 30, 2004
                                   (Unaudited)

                                     Assets

Idle equipment, net ...........................................    $        726
                                                                   ------------


                      Liabilities and Shareholders' Deficit
Current liabilities:
     Bank overdraft ...........................................    $        117
     Accounts and notes payable:
        Accounts payable ......................................         151,713
        Notes payable, related party (Note 2) .................         229,960
        Notes payable, other (Note 4) .........................          75,000
     Accrued liabilities ......................................         116,123
     Accrued dividends payable ................................          60,000
     Litigation liabilities ...................................          85,926
                                                                   ------------
                 Total current liabilities ....................         718,839
                                                                   ------------

Commitments and contingencies .................................            --

Shareholders' deficit (Note 5):
     Preferred stock ..........................................              10
     Common stock .............................................          47,439
     Additional paid-in capital ...............................      14,319,177
     Retained deficit .........................................     (15,084,739)
                                                                   ------------
                 Total shareholders' deficit ..................        (718,113)
                                                                   ------------
                                                                   $        726
                                                                   ============



            See accompanying notes to condensed financial statements


                                                  XDOGS, INC.
                                      CONDENSED STATEMENTS OF OPERATIONS
                                                  (Unaudited)

                                                           Three Months Ended                Six Months Ended
                                                              September 30,                    September 30,
                                                      ----------------------------    ----------------------------
                                                           2004            2003            2004            2003
                                                      ------------    ------------    ------------    ------------
Operating expenses:
    Selling, general and administrative expenses ..   $     22,965    $     35,912    $     52,098    $     69,772
    Stock-based compensation ......................         22,000          41,000          22,000          41,200
    Accounts payable settlement gains .............           --              --              --           (13,300)
                                                      ------------    ------------    ------------    ------------
                  Total operating expenses ........         44,965          76,912          74,098          97,672
                                                      ------------    ------------    ------------    ------------
                  Operating loss ..................        (44,965)        (76,912)        (74,098)        (97,672)

Interest expense:
    Related party (Note 2) ........................         (5,749)         (5,184)        (11,498)         (9,537)
    Other .........................................         (2,187)           (937)         (4,375)         (1,875)
                                                      ------------    ------------    ------------    ------------
                  Loss before income taxes ........        (52,901)        (83,033)        (89,971)       (109,084)

Provision (benefit) for income taxes (Note 3) .....           --              --              --              --
                                                      ------------    ------------    ------------    ------------

                  Net loss ........................   $    (52,901)   $    (83,033)   $    (89,971)   $   (109,084)
                                                      ============    ============    ============    ============

                  Loss attributable to common stock
                    after preferred stock dividends   $    (62,901)   $    (93,033)   $   (109,971)   $   (129,084)
                                                      ============    ============    ============    ============

Basic and diluted loss per common share ...........   $      (0.00)   $      (0.00)   $      (0.00)   $      (0.00)
                                                      ============    ============    ============    ============

Basic and diluted weighted average
    common shares outstanding .....................     46,438,543      35,182,210      45,005,210      32,453,162
                                                      ============    ============    ============    ============





                           See accompanying notes to condensed financial statements


                                           XDOGS, INC.
                     CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS' DEFICIT
                                          (Unaudited)


                                                    Preferred Stock, Series A           Common Stock
                                                   ---------------------------   ---------------------------
                                                      Shares       Par Value        Shares       Par Value
                                                   ------------   ------------   ------------   ------------
                         Balance, March 31, 2004            100   $         10     42,738,543   $     42,739

Common stock sales (Note 5) ....................           --             --        2,500,000          2,500
Common stock issued in exchange for
    consulting services (Note 5) ...............           --             --        2,200,000          2,200
Dividends on preferred stock ...................           --             --             --             --
Net loss, six months ended September 30, 2004 ..           --             --             --             --
                                                   ------------   ------------   ------------   ------------
                     Balance, September 30, 2004            100   $         10     47,438,543   $     47,439
                                                   ============   ============   ============   ============

Table continues below.


                                                    Additional
                                                     Paid-in        Retained
                                                     Capital        Deficit           Total
                                                   ------------   ------------    ------------
                         Balance, March 31, 2004   $ 14,276,877   $(14,974,768)   $   (655,142)

Common stock sales (Note 5) ....................         22,500           --            25,000
Common stock issued in exchange for
    consulting services (Note 5) ...............         19,800           --            22,000
Dividends on preferred stock ...................           --          (20,000)        (20,000)
Net loss, six months ended September 30, 2004 ..           --          (89,971)        (89,971)
                                                   ------------   ------------    ------------
                     Balance, September 30, 2004   $ 14,319,177   $(15,084,739)   $   (718,113)
                                                   ============   ============    ============


                    See accompanying notes to condensed financial statements


                                   XDOGS, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                               Six Months Ended
                                                                 September 30,
                                                             --------------------
                                                               2004        2003
                                                             --------    --------

                  Net cash (used in) operating activities    $(25,022)   $(55,045)
                                                             --------    --------

Cash flow from financing activities:
        Proceeds from sale of common stock ...............     25,000      44,500
        Proceeds from director's loan ....................       --        84,840
        Repayment of litigation debts ....................       --       (85,000)
                                                             --------    --------
                 Net cash provided by financing activities     25,000      44,340
                                                             --------    --------

                                        Net change in cash        (22)    (10,705)
Cash at beginning of period ..............................         22      10,863
                                                             --------    --------

Cash at end of period ....................................   $   --      $    158
                                                             ========    ========

Supplemental cash flow information:
       Cash paid for interest ............................   $  6,598    $   --
                                                             ========    ========
       Cash paid for income taxes ........................   $   --      $   --
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

Interim financial data presented herein are unaudited.

Note 2: Related Party Transactions

At March 31, 2004, the Company owed an officer two promissory notes totaling $229,960. The $145,120 note carries a 10 percent interest rate and matured in June 2004. The $84,840 note also carries a 10 percent interest rate and matured in July 2004. The Company paid the officer $6,598 for interest expense during the six months ended September 30, 2004. Accrued interest payable and interest expense on the notes totaled $5,749 and $11,498, respectively, as of and for the six months ended September 30, 2004.

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

Note 4: Notes Payable

On December 2, 2003, the Company received $50,000 from an unrelated third party in exchange for a promissory note. The note carries a ten percent interest rate and matures on December 2, 2004. Accrued interest payable and interest expense on the note totaled $4,187 and $2,500, respectively, as of and for the six months ended September 30, 2004.

At March 31, 2004, the Company owed a $25,000 promissory note to a shareholder. The note carries a 15 percent interest rate, matured on December 31, 2002, and is personally guaranteed by an officer of the Company. The note is in default. Accrued interest payable and interest expense on the note totaled $8,694 and $1,875, respectively, as of and for the six months ended September 30, 2004.

                                  XDOGS, INC.
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)


Note 5: Shareholders' Deficit

During June 2004, the Company sold 2,500,000 shares of its common stock to an unrelated third-party investor for $25,000, or $.01 per share.

During July 2004, the Company issued 2,200,000 shares of its common stock to vendors in exchange for consulting services. The value of the stock issued, $.01 per share, was recorded at fair value based on a contemporaneous stock sale and the stock's quoted market price on the date of issuance. The $22,000 in services is included in the accompanying condensed financial statements as "stock-based compensation".

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

On February 17, 2005, XDOGS, Inc. (XDOGS"), elected the following individuals to serve on The Company's Board of Directors until the next shareholder meeting:

        1.   Bruce Schreiner
        2.   James Iman
        3.   Gerald McIlhargey
        4.   Ronald Abercrombie

On February 17, 2005, XDOGS named Ronald Abercrombie as Interim Chief Operating Officer of the Company, to assist The Company with the proposed transaction as contemplated in the Letter of Intent between XDOGS, Inc., and Mid-Continent Investments Corporation ("MCI") and/or its assigns.

On February 17, 2005, we signed a non-binding letter of intent to acquire an undivided eighty percent (80%) net revenue interest in an oil and gas property located in Montgomery County, Kansas, from Mid-Continent Investments (MCI), a Tulsa, Oklahoma, based independent oil and gas producer. XDOGS contemplates issuing to MCI eighty percent (80%) of its outstanding common stock free and clear of all liens, claims and encumbrances in exchange for all of the assets (whether tangible or intangible) necessary for, used in or useful to MCI's operation of this oil and gas property. The transaction is subject to the negotiation of a definitive merger agreement and completion of our due diligence investigation of oil and gas property.

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

Acquisition Strategy

     On June 1, 2004 we signed a non-binding Letter of Intent to acquire the business and operations of LMP, a Los Angeles, CA based financier and distributor of theatrical motion pictures and television programming in both traditional and new media formats on a world-wide basis XDOGS (or a newly formed subsidiary of XDOGS formed for the purpose of the Transaction also referred to herein as XDOGS) will issue and deliver to LMP shares of its duly authorized common stock free and clear of all liens, claims and encumbrances in exchange for either (a) all of the issued and outstanding capital stock of LMP (the "LMP Stock"), or (b) all of the assets (whether tangible or intangible) necessary for, used in or useful to LMP's operations (the "LMP Assets") Upon closing of the Transaction, XDOGS would acquire the LMP Stock or the LMP Assets free and clear of all claims, liens or encumbrances of any kind except for those liabilities of LMP which, after completion of due diligence, XDOGS expressly agrees to assume (the "Assumed Liabilities") LMP, or its stockholders as the case may be, would remain responsible for all other liabilities. XDOGS and LMP contemplate a one for one share exchange, with LMP shareholders receiving seventy-three percent (73%) of the new entity. The Letter of Intent expired on August 15, 2004 and the parties were not able to negotiate a Stock Purchase Agreement per the terms and conditions as summarized above, and we decided not to pursue any additional discussions with LMP.

     On February 17, 2005, we signed a non-binding letter of intent to acquire an undivided eighty percent (80%) net revenue interest in an oil and gas property located in Montgomery County, Kansas, from Mid-Continent Investments
(MCI), a Tulsa, Oklahoma, based independent oil and gas producer. XDOGS contemplates issuing to MCI eighty percent (80%) of its outstanding common stock free and clear of all liens, claims and encumbrances in exchange for all of the assets (whether tangible or intangible) necessary for, used in or useful to MCI's operation of this oil and gas property. The transaction is subject to the negotiation of a definitive merger agreement and completion of our due diligence investigation of oil and gas property. We cannot assure that we will successfully negotiate and consummate the merger or ever be profitable.

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

Operations for Three Months ended September 30, 2004

     As of September 30, 2004, we had no cash on hand, total assets of $726, and outstanding liabilities of $718,839.

     We did not generate any revenues during the three month period ending September 30, 2004. During this period, our selling, general, and administrative expenses were $22,965, as opposed to $35,912 for the same three month period ending September 30, 2003. During the three month period ending September 30, 2004 our interest expense was $7,936 as opposed to $6,121 for the same three month period ending September 30, 2003. We experienced a net loss before income taxes of $62,901 for the three month period ending September 30, 2004, as opposed to $93,033 for the three month period ending September 30, 2003.

Operations for the Six Months Ended September 30, 2004

     We did not generate any revenues during the six month period ending September 30, 2004. During this period, our selling, general, and administrative expenses were $52,098, as opposed to $69,772 for the same six month period ending September 30, 2003. During the six month period ending September 30, 2004 our interest expense was $15,873 as opposed to $11,412 for the same six month period ending September 30, 2003. We experienced a net loss before income taxes of $109,971 for the six month period ending September 30, 2004, as opposed to $129,084 for the same six month period ending September 30, 2003.


LIQUIDITY AND CAPITAL RESOURCES

     We have no cash. Our cash and cash equivalents were a negative $117, on September 30, 2004, compared to $158 on September 30, 2003. As a result of having no cash, we met our liquidity needs through the issuance of our common shares for cash.

     For the six months ended September 30, 2004, we sold 2,500,000 shares of common stock for $25,000, as compared to $44,500 for the six months ended September 30, 2003.

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

PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     Mr. Henry Furst filed a complaint against us in the U.S. District Court for the District of Minnesota alleging that the Company breached its contractual obligations to him and seeking $144,000 in damages. The parties subsequently negotiated a settlement whereby the Company agreed to pay Mr. Furst $94,000 in installments and executed a confession of judgment in favor of Mr. Furst for that amount. The Company failed to pay Mr. Furst in accordance with this settlement agreement. During the year ended March 31, 2002, we paid Mr. Furst a total of $22,363 in interest and principal. We settled this judgment with Mr. Furst on February 18, 2005.

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

ITEM 5. OTHER INFORMATION. None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Form 8-K

     1. Filed June 2, 2004 Signing of Letter of Intent to acquire Legion Media, Inc.

     2. Filed February 28, 2005 Signing of Letter of Intent to acquire an oil and gas property from Mid-Continent Investments.

(b) Exhibits

Exhibit
Number            Description                                          Page
------            -----------                                          ----

3.1               Restated Articles of Incorporation                     *
                    (Incorporated by reference to Exhibit 3.1 to Registration Statement on Form SB-2,
                    Registration No. 33-74240C)

3.2               Restated Bylaws (Incorporated by reference to          *
                    Exhibit 3.2 to Registration Statement on Form
                    SB-2, Registration No. 33-74240C)

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

3.5               Bylaws of the Nevada Corporation                       *
                    (Incorporated by reference to Exhibit 3.5
                    to Form 10-KSB filed February 2000)

4.1               Specimen of Common Stock (Incorporated by              *
                    reference to Exhibit 4.1 to Registration
                    Statement on Form SB-2, Registration No.
                    33-74240C)

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

31                Certification pursuant to Section 906 of the           *
                    Sarbanes-Oxley Act of 2002

* Incorporated by reference to a previously filed exhibit or report.

                                   SIGNATURES


     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


XDOGS, INC.


By:  /s/ Kent Rodriguez
-------------------------------
Date: March 28, 2005
Kent Rodriguez
Chief Executive Officer
Chief Financial and Accounting Officer

                            CERTIFICATION PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002


I, Kent Rodriguez, certify that:

1. I have reviewed this quarterly report on Form 10-QSBA-2 of Xdogs, Inc. (the "Registrant");

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

Date: March 28, 2005



By: /s/ Kent Rodriguez
--------------------------------
Kent Rodriguez,
Chief Executive Officer
Chief Accounting Officer