Form 10QSB/A
period 2004-12-31
XDOGS COM INC
filed 2005-03-30
CIK 918573

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                 FORM 10-QSB/A-2

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

                                   XDOGS, INC.
                                      INDEX


Part I: FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
                                                                           Page
                                                                          ------

Item 1. Financial Statements
Condensed balance sheet, December 31, 2004 (unaudited)........................ 3
Condensed statements of operations for the three and nine months ended December 31, 2004 and 2003 (unaudited)............................. 4
Condensed statement of changes in shareholders' deficit for the nine months ended December 31, 2004 (unaudited)............................... 5
Condensed statements of cash flows for the nine months
     ended December 31, 2004 and 2003 (unaudited)............................. 6
Notes to condensed financial statements (unaudited)........................... 7

Item 2. Management's Discussion and Analysis of Financial Condition
     and Results of Operations................................................11

Item 3.Controls and Procedures................................................14

Part II: OTHER INFORMATION....................................................14

                                   XDOGS, INC.
                             CONDENSED BALANCE SHEET
                                December 31, 2004
                                   (Unaudited)

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
                                                                   ============

                      Liabilities and Shareholders' Deficit
Current liabilities:
     Accounts and notes payable:
        Accounts payable ......................................    $    149,276
        Notes payable, related party (Note 2) .................         229,960
        Notes payable, other (Note 4) .........................          75,000
     Accrued liabilities ......................................         139,940
     Accrued dividends payable ................................          70,000
     Litigation liabilities ...................................          85,926
                                                                   ------------

                 Total current liabilities ....................         750,102
                                                                   ------------

Commitments and contingencies .................................            --

Shareholders' deficit (Note 5):
     Preferred stock ..........................................              10
     Common stock .............................................          49,439
     Additional paid-in capital ...............................      14,321,177
     Retained deficit .........................................     (15,119,960)
                                                                   ------------
                 Total shareholders' deficit ..................        (749,334)
                                                                   ------------
                                                                   $        768
                                                                   ============




            See accompanying notes to condensed financial statements


                                               XDOGS, INC.
                                   CONDENSED STATEMENTS OF OPERATIONS
                                              (Unaudited)

                                                            Three Months Ended              Nine Months Ended
                                                                December 31,                   December 31,
                                                       ----------------------------    ----------------------------
                                                           2004            2003            2004            2003
                                                       ------------    ------------    ------------    ------------
Operating expenses:
    Selling, general and administrative expenses ...   $     17,284    $     38,659    $     69,382    $    108,431
    Stock-based compensation .......................           --            60,300          22,000         101,500
    Accounts payable settlement gains ..............           --              --              --           (13,300)
                                                       ------------    ------------    ------------    ------------
                  Total operating expenses .........         17,284          98,959          91,382         196,631
                                                       ------------    ------------    ------------    ------------

                  Operating loss ...................        (17,284)        (98,959)        (91,382)       (196,631)

Interest expense:
    Related party (Note 2) .........................         (5,749)         (5,749)        (17,247)        (15,286)
    Other ..........................................         (2,188)         (1,354)         (6,563)         (3,229)
                                                       ------------    ------------    ------------    ------------
                  Loss before income taxes .........        (25,221)       (106,062)       (115,192)       (215,146)

Provision (benefit) for income taxes (Note 3) ......           --              --              --              --
                                                       ------------    ------------    ------------    ------------

                  Net loss .........................   $    (25,221)   $   (106,062)   $   (115,192)   $   (215,146)
                                                       ============    ============    ============    ============

                  Loss attributable to common stock
                    after preferred stock dividends    $    (35,221)   $   (116,062)   $   (145,192)   $   (245,146)
                                                       ============    ============    ============    ============

Basic and diluted loss per common share ............   $      (0.00)   $      (0.00)   $      (0.00)   $      (0.01)
                                                       ============    ============    ============    ============

Basic and diluted weighted average
    common shares outstanding ......................     47,105,210      40,032,210      45,705,210      34,054,654
                                                       ============    ============    ============    ============






                              See accompanying notes to condensed financial statements


                                              XDOGS, INC.
                         CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS' DEFICIT
                                              (Unaudited)


                                                   Preferred Stock, Series A           Common Stock
                                                  ---------------------------   ---------------------------
                                                     Shares       Par Value        Shares        Par Value
                                                  ------------   ------------   ------------   ------------
                        Balance, March 31, 2004            100   $         10     42,738,543   $     42,739

Common stock sales (Note 5) ...................           --             --        2,500,000          2,500
Common stock issued in exchange for
    consulting services (Note 5) ..............           --             --        2,200,000          2,200
Common stock sales (Note 5) ...................           --             --        1,000,000          1,000
Dividends on preferred stock ..................           --             --             --             --
Net loss, nine months ended December 31, 2004 .           --             --             --             --
                                                  ------------   ------------   ------------   ------------
                     Balance, December 31, 2004            100   $         10     48,438,543   $     48,439
                                                  ============   ============   ============   ============

Table continues below.

                                                   Additional
                                                     Paid-in       Retained
                                                     Capital        Deficit          Total
                                                  ------------   ------------    ------------
                        Balance, March 31, 2004   $ 14,276,877   $(14,974,768)   $   (655,142)

Common stock sales (Note 5) ...................         22,500           --            25,000
Common stock issued in exchange for
    consulting services (Note 5) ..............         19,800           --            22,000
Common stock sales (Note 5) ...................          3,000           --             4,000
Dividends on preferred stock ..................           --          (30,000)        (30,000)
Net loss, nine months ended December 31, 2004 .           --         (115,192)       (115,192)
                                                  ------------   ------------    ------------
                     Balance, December 31, 2004   $ 14,322,177   $(15,119,960)   $   (749,334)
                                                  ============   ============    ============




                      See accompanying notes to condensed financial statements


                                    XDOGS, INC.
                          CONDENSED STATEMENTS OF CASH FLOWS
                                    (Unaudited)

                                                                     Nine Months Ended
                                                                       December 31,
                                                                  ----------------------
                                                                     2004         2003
                                                                  ---------    ---------

                       Net cash (used in) operating activities    $ (28,980)   $(104,554)
                                                                  ---------    ---------

Cash flow from financing activities:
        Proceeds from sale of common stock ....................      29,000       44,500
        Proceeds from director's loan .........................        --         84,840
        Proceeds from issuance of note payable (Note 4) .......        --         50,000
        Repayment of litigation debts .........................        --        (85,000)
                                                                  ---------    ---------
                      Net cash provided by financing activities      29,000       94,340
                                                                  ---------    ---------

                                             Net change in cash          20      (10,214)
Cash at beginning of period ...................................          22       10,863
                                                                  ---------    ---------

Cash at end of period .........................................   $      42    $     649
                                                                  =========    =========

Supplemental cash flow information:
       Cash paid for interest .................................   $   6,598    $  10,186
                                                                  =========    =========
       Cash paid for income taxes .............................   $    --      $    --
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

Note 2: Related Party Transactions

At March 31, 2004, the Company owed an officer two promissory notes totaling $229,960. The $145,120 note carries a 10 percent interest rate and matured in June 2004. The $84,840 note also carries a 10 percent interest rate and matured in July 2004. The Company paid the officer $6,598 for interest expense during the nine months ended December 31, 2004. Accrued interest payable and interest expense on the notes totaled $11,598, and $17,247, respectively, as of and for the nine months ended December 31, 2004.

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

Note 4: Notes Payable

On December 2, 2003, the Company received $50,000 from an unrelated third party in exchange for a promissory note. The note carries a ten percent interest rate and matured on December 2, 2004. The note is in default. Accrued interest payable and interest expense on the note totaled $5,417 and $3,750, respectively, as of and for the nine months ended December 31, 2004.

At March 31, 2004, the Company owed a $25,000 promissory note to a shareholder. The note carries a fifteen percent interest rate, matured on December 31, 2002, and is personally guaranteed by an officer of the Company. The note is in default. Accrued interest payable and interest expense on the note totaled $9,631 and $2,813, respectively, as of and for the nine months ended December 31, 2004.

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

During December 2004, the Company sold 1,000,000 shares of its common stock to an unrelated third-party investor for $4,000, or $.004 per share.

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

Note 7: Subsequent Events

Common Stock

During February 2005, the Company sold 2,500,000 shares of its common stock to an unrelated third-party investor for $25,000, or $.01 per share.

During February 2005, the Company issued 1,000,000 shares of its common stock to each of its three Board members as payment for director services totaling $10,000, or $.01 per share. The transactions were recorded at fair value based on a contemporaneous stock sale and at the quoted market price of the stock on the date of issuance. Total services of $30,000 will be recorded as "stock-based compensation".

During February 2005, the Company issued 3,400,000 shares of its common stock to vendors in exchange for consulting services. The value of the stock issued, $.01 per share, was recorded at fair value based on a contemporaneous stock sale and the stock's quoted market price on the date of issuance. The $34,000 in services will be recorded as "stock-based compensation".

                                   XDOGS, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)


During February 2005, the Company issued 3,000,000 shares of its common stock to a vendor in exchange for equity financing services. The value of the stock issued, $.01 per share, was recorded at fair value based on a contemporaneous stock sale and the stock's quoted market price on the date of issuance. The $30,000 in services will be recorded as "offering costs" offset equity proceeds.

During February 2005, the Company issued 10,500,000 shares of its common stock to repay note payables and related accrued interest totaling $91,142, or $.009 per share. The value of the stock issued was recorded at fair value based on the stock's quoted market price on the date of issuance. No gain or loss resulted from the transactions.

Following the February 2005 common stock issuances, the Company had 79,538,543 common shares issued and outstanding.

Judgment Settlement

During February and March 2005, the Company settled a judgment recorded on its books at $85,926, for $16,000 cash and 500,000 shares of its common stock. The value of the stock issued was recorded at fair value based on the stock's quoted market price on the date of issuance, or $.01 per share. The settlement resulted in a gain of $64,926.

Letter of Intent

On February 17, 2005, the Company signed a non-binding letter of intent with Mid-Continent Investments Corporation ("MCI") to acquire an undivided 80% net revenue interest in the following leasehold (the "Leasehold"):

     The Southwest Quarter (SW 1/4) of Section Thirty-Six (36), and the Southeast Quarter (SE 1/4) and the Northeast Quarter of the Southwest Quarter (NE 1/4 SW 1/4), Section Thirty-Three (33) South, Range Fourteen
     (14) West, Montgomery County, Kansas

The Company will issue and deliver to MCI and/or its assigns 80% of its outstanding common stock free and clear of all liens, claims and encumbrances in exchange for all of the assets (whether tangible or intangible) necessary for, used in or useful to MCI's operation of the Leasehold. Upon closing of the transaction, the Company would acquire the Leasehold free and clear of all claims, liens or encumbrances of any kind except for those liabilities of MCI which, after completion of due diligence, the Company expressly agrees to assume.

The transaction is subject to the negotiation of a definitive merger agreement and completion of due diligence investigation of the Leasehold. There is no assurance that the Company will successfully negotiate and consummate the merger or ever be profitable.

                                   XDOGS, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)


Directors and Officers

On February 17, 2005, the following individuals were elected to serve on the Company's Board of Directors until the next shareholder meeting:

         1. Bruce Schreiner
         2. James Iman
         3. Gerald McIlhargey
         4. Ronald Abercrombie

Also, on February 17, 2005, the Company named Ronald Abercrombie the Interim Chief Operating Officer, to assist the Company with the proposed transaction as contemplated in the Letter of Intent between the Company and MCI.

In addition, Messrs Schreiner, Iman, and McIlhargey were each granted options to purchase 2,500,000 shares of the Company's common stock at an exercise price of $.01 per share. Mr. Abercrombie was granted options to purchase 10,000,000 shares of the Company's common stock at an exercise price of $.01 per share. These are the Company's only outstanding options. No stock-based compensation resulted from these stock awards.

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

Operations for Three Months ended December 31, 2004

     As of December 31, 2004, we had $42 in cash, total assets of $768, and outstanding liabilities of $750,102.

     We did not generate any revenues during the three month period ending December 31, 2004. During this period, our selling, general, and administrative expenses were $17,284, as opposed to $38,659 for the same three month period ending December 31, 2003. During the three month period ending December 31, 2004 our interest expense was $7,936 as opposed to $7,103 for the same three month period ending December 31, 2003. We experienced a net loss before income taxes of $35,221 for the three month period ending December 31, 2004, as opposed to $116,062 for the three month period ending December 31, 2003.

Operations for the Nine Months Ended December 31, 2004

     We had no net sales for this period. During this period, our selling, general, and administrative expenses were $69,382, as opposed to $108,431 for the same nine month period ending December 31, 2003. During the nine month period ending December 31, 2004 our interest expense was $23,805 as opposed to $23,810 for the same nine month period ending December 31, 2003. We experienced a net loss before income taxes of $115,192 for the nine month period ending December 31, 2004, as opposed to $215,146 for the nine month period ending December 31, 2003.


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

PART II - OTHER INFORMATION

ITEM 1. - LEGAL PROCEEDINGS

     Mr. Henry Furst filed a complaint against us in the U.S. District Court for the District of Minnesota alleging that we breached our contractual obligations to him and seeking $144,000 in damages. The parties subsequently negotiated a settlement whereby we agreed to pay Mr. Furst $94,000 in installments and executed a confession of judgment in favor of Mr. Furst for that amount. During the year ended March 31, 2002, we paid Mr. Furst a total of $22,363 in interest and principal. The Company settled this Judgment with Mr. Furst on February 18, 2005.

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

     We also have various matters pending alleging nonpayment for services and aggregating not more than $25,000

ITEM 2. - CHANGES IN SECURITIES

     a.   None.

     b.   None.

     c. Recent Sales of Unregistered Securities. During the nine months ended December 31, 2004, we sold 4,500,000 shares of our Common Stock. We relied on Section 4(2) of the Securities Act of 1933, as amended, for the issuance of these securities.

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


XDOGS, INC.


By: /s/ Kent Rodriguez
--------------------------
Date: March 28, 2005
Kent Rodriguez
Chief Executive Officer
Chief Financial and Accounting Officer

                            CERTIFICATION PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002


I, Kent Rodriguez, certify that:

1. I have reviewed this quarterly report on Form 10-QSBA of Xdogs, Inc. (the "Registrant");

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

Date: March 28, 2005



By: /s/ Kent Rodriguez
--------------------------
Kent Rodriguez,
Chief Executive Officer
Chief Accounting Officer