Form 10KSB
period 2005-03-31
XDOGS COM INC
filed 2005-07-06
CIK 918573

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                                    OF 1934

                    For the fiscal year ended March 31, 2005
                         Commission file number: 1-12850

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

Securities registered pursuant to Section 12(g) of the Act: COMMON STOCK, $0.001 PAR VALUE PER SHARE (Title of Class)

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

The aggregate market value of the Company's common stock held by non-affiliates of the Company on June 15, 2005 was approximately $3,370,771 computed by reference to the average of the closing bid and ask prices as quoted on that date.

Check whether the Company has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act after the distribution of securities under a plan confirmed by a court.
Yes  X     No
   -----     -----

The Company has one class of equity securities outstanding: Common Stock, $0.001 par value per share (the "Common Stock"). On June 15, 2005, there were 168,538,543 shares outstanding. As of June 30, 1998, the date of our reorganization in Bankruptcy, our common shares were subject to a 54 for 1 reverse split. As of August 23, 2000, our common shares were further subject to a 5 for 1 reverse split. All references to our shares in this Form 10-KSB include the effect of these reverse splits of our common stock. The Company is also authorized to issue 1,000,000 shares of Preferred Stock, par value $0.10 per share, of which 100 shares are Class A Convertible Preferred Stock have been issued. See "Item 5 Market for the Company's Common Equity and Related Stockholder Matters."


                                   XDOGS, INC.

           FORM 10-KSB ANNUAL REPORT FOR THE YEAR ENDED MARCH 31, 2005

                                TABLE OF CONTENTS

                                     PART 1

                                                                            Page

ITEM 1.     DESCRIPTION OF BUSINESS..........................................  4
ITEM 2.     DESCRIPTION OF PROPERTY..........................................  6
ITEM 3.     LEGAL PRECEEDINGS................................................  6
ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..............  6

                                     PART II

ITEM 5.    MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS..........  6
ITEM 6.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION......... 10
ITEM 7.    FINANCIALSTATEMENTS............................................... 14
ITEM 8.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND
             FINANCIAL DISCLOSURE............................................ 14
ITEM 8A. CONTROLS AND PROCEDURES............................................. 14

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
             COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT............... 14
ITEM 10. EXECUTIVE COMPENSATION.............................................. 16
ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
             MANAGEMENT AND RELATED STOCKHOLDER MATTERS...................... 17
ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...................... 18
ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.................................... 18
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.............................. 19

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

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

Limited Operation

We currently have no operations, no revenues and have generated a loss in each year of our operations. Previously, we were the exclusive North America distributors of high-end European outdoor apparel and equipment for the outdoor enthusiast. We sought to build and market our exclusive distribution rights and these products initially through the internet and then later through a traditional wholesale to retail business model. We were not successful.

Due to general economic conditions and the ensuing downturn in e-commerce and internet-based businesses generally, we abandoned our prior business plan to exploit our exclusive distribution rights via the internet, re-focused our strategy and adopt a traditional wholesale to retail sales distribution model which we have been implementing since August, 2000. However, this has provided no substantial operations or revenues to date and we do not anticipate that it will. Due to the lack of revenues, we no longer maintain any exclusive distribution arrangements.

In our current form, we expect to continue to generate significant losses and without additional funding through private placements of our common stock, which cannot be guaranteed, it is highly unlikely that we can continue to operate.

As a result, we have been focusing on a plan of operation entailing a strategic merger, acquisition or acquisitions to enhance shareholder value. On May 23, 2005, and on we entered into an Asset Purchase Agreement with Mid-Continent Investments, Inc. ("MCI"). We acquired a net revenue interest in certain oil and gas leases, and equipment, in Montgomery County, Kansas, in exchange for our Common Stock.

On June 1, our Board of Directors approved an Amendment to our Articles of Incorporation to change our name from XDOGS, Inc., to Avalon Oil and Gas, Inc., to reflect our acquisition. We expect the name change to be effective on or about July 18, 2005.

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

Acquisition Strategy

On August 7, 2003, we signed a non-binding letter of intent to acquire the business and operations of Katherine Baumann, LLC ("KB"), a Beverly Hills based, California Limited Liability Company and designer of specialty women's handbags. We had a ninety-day option to acquire 25 percent of KB's fully-diluted capital stock for $250,000, payable in cash. In November 2003, the option expired and the parties agreed not to proceed with the acquisition.

On November 17, 2003, we signed a non-binding letter of intent to acquire the business and operations of StravinSOFT, Inc. ("StravinSOFT"), a Dallas, Texas based provider of Business and Custom Solutions, Best in Class Data Transmission, and File Maker Application Software. In February 2004, the letter of intent expired and we decided not to proceed with the acquisition.

On June 1, 2004, we signed a non-binding letter of intent to acquire the business and operations of Legion Media Partners, ("LMP"), a Los Angeles, California, based financier and distributor of theatrical motion pictures and television programming on a world-wide basis. Under the terms of the LOI, we planned to issue shares of its common stock to the shareholders of LMP in exchange for either (a) all of the issued and outstanding capital stock of LMP, or (b) all of the assets necessary for, used in or useful to LMP's operations. We contemplated a one-for-one share exchange with the shareholders of LMP receiving seventy-three percent (73%) of the new entity. The LOI subsequently expired and we decided not to proceed with the proposed acquisition.

On May 23, 2005, we acquired an eighty percent (80%) Net Revenue Interest in certain oil and gas leasehold interests located in Montgomery County, Kansas from MCI, an unrelated entity. In connection with the acquisition, we also acquired certain oil field equipment along with the oil and gas net revenue interests in exchange for an aggregate of 85,000,000 authorized, but previously unissued, shares of the Company's common stock.

The acquired oil and gas properties include a three hundred twenty (320) acre leasehold and oil field equipment.

We plan to raise additional capital during the coming fiscal year, but currently have not identified additional funding sources. Our ability to continue operations is highly dependent upon our ability to obtain immediate additional financing, or generate revenues from the acquired oil and gas leasehold interest, none of which can be guaranteed. Unless additional funding is located, it is highly unlikely that we can continue to operate.

Ultimately, our success is dependent upon our ability to generate revenues from our acquired oil and gas leasehold interest, and to achieve profitability, which is dependent upon a number of factors, including general economic conditions and the sustained profitability resulting from the operation of the acquired oil and gas leasehold. There is no assurance that even with adequate financing or combined operations, we will generate revenues and be profitable.

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

EMPLOYEES

As of March 31, 2005 we had one full time employee consisting of our President.

RESEARCH AND DEVELOPMENT

During the last three fiscal years, we did not incur research and development expenses.

ITEM 2. PROPERTIES

Our corporate office is located at 7000 Flour Exchange Building, 310 Fourth Avenue South, Minneapolis, Minnesota 55415. This office space is leased from an unaffiliated third party on a month to month basis, for a monthly rental of $500.00.

ITEM 3. LEGAL PROCEEDINGS

Mr. Henry Furst filed a complaint against the Company in the U.S. District Court, for the District of Minnesota, alleging that the Company breached its contractual obligations to him and seeking $144,300 in damages. The parties subsequently negotiated a settlement whereby the Company agreed to pay Mr. Furst $94,000 in installments and executed a confession of judgment in favor of Mr. Furst for that amount. The Company failed to pay Mr. Furst in accordance with the settlement agreement. During the year ended March 31, 2002, the Company paid Mr. Furst a total of $22,363 in interest and principal. As of March 31, 2004, the balance due on the litigation settlement totaled $85,926. In February 2005, Mr. Furst agreed to accept $16,000 and 500,000 shares of the Company's stock to settle the judgment. The 500,000 shares issued in the settlement were valued at traded market price of the stock on the settlement date, or $.01 per share. The settlement resulted in the Company recognizing a gain on the extinguishment of the judgment totaling $64,926.

We also have various matters pending alleging nonpayment for services and aggregating not more than $25,000.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Company's shareholders during the fiscal year ended March 31, 2005.


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

                                High               Low

Fiscal Year Ended
March 31, 2005

First Quarter                  $ 0.04             $ 0.01
Second Quarter                   0.03               0.01
Third Quarter                    0.02               0.01
Fourth Quarter                   0.06               0.01

Fiscal Year Ended
March 31, 2004

First Quarter                  $ 0.08             $ 0.01
Second Quarter                   0.01               0.01
Third Quarter                    0.03               0.01
Fourth Quarter                   0.03               0.01


(b) Approximate Number of Holders of Common Stock

As of June 15, 2004, 168,558,543 shares of our Common Stock were outstanding and the number of holders of record of our Common Stock at that date was approximately 350. However, we estimate that it has a significantly greater number of shareholders because a substantial number of our shares are held in nominee names by our market makers.

(c) Dividends

No dividends on the Common Stock were paid by us during the fiscal year ended 2005 or the fiscal year ended 2004, nor do we anticipate paying dividends on Common Stock in the foreseeable future. Holders of Common Stock are entitled to receive such dividends as may be declared by our Board of Directors.

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

Other than the Series A Preferred Stock, no preferred stock has been issued. See "Security Ownership of Certain Beneficial Owners and Management".

(f) Sales of Unregistered Shares

Fiscal 2005

During the fiscal year ended March 31, 2005, we issued a total of 36,900,000 shares of our Common Stock for total compensation of $54,000 for cash, repayment of debt and services as follows:

During the year ended March 31, 2005, we issued 7,000,000 shares of our Common Stock to 3 accredited investors, at an average of approximately $0.008 per share, pursuant to the exemptions afforded by Section 4(2) of the Securities Act of 1933, as amended, for which we received total cash proceeds of $54,000.

During the fiscal year ended March 31, 2005, we issued to our Directors 3,000,000 shares of our Common Stock at approximately $0.01 per share totaling $30,000 for services rendered for during the fiscal year ending March 31, 2004. The shares were valued at the quoted market price of the stock on the date of issuance.

During the fiscal year ended March 31, 2005, we issued to consultants 8,700,000 shares of our Common Stock at approximately $0.01 per share totaling $87,000 for consulting services rendered. The shares were valued at the quoted market price of the stock on the date of issuance.

During the fiscal year ended March 31, 2005, we issued to Mr. Kent Rodriguez, the Company's president, 4,400,000 shares of our Common Stock for salaries earned from April 1, 2003 through January 31, 2005, at approximately $0.025 per share, totaling $110,000. The quoted market price on the date of issuance of these shares was $0.01.

During the fiscal year ended March 31, 2005 we issued to Mr. Kent Rodriguez, the Company's president, 2,800,000 shares of our Common Stock as payment for $73,333 in accumulated dividend payments regarding our Series A Preferred Stock, at approximately $.025 per share. The quoted market price on the date of issuance of these shares was $0.01.

During the fiscal year ended March 31, 2005 we issued to Mr. Henry Furst, 500,000 shares of our Common Stock as partial payment for an outstanding judgment. The 500,000 shares issued in the settlement were valued at the quoted market price of the stock on the settlement date, or $0.01 per share. The settlement resulted in the Company recognizing a gain on the payment of the judgment totaling $64,926

During the year ended March 31, 2005, the Company issued 10,500,000 shares of its common stock to settle outstanding promissory notes and related accrued interest totaling $75,000 and $16,142, respectively.

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


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS.OF OPERATIONS

RESULTS OF OPERATIONS AND PLAN OF OPERATION

No Real Operations

As of March 31, 2005, we had no operations other than paying past debts and seeking merger or acquisition candidates, which activities generated no revenues. Due to general economic conditions and the ensuing downturn in e-commerce and internet-based businesses generally, we abandoned our prior business plan to exploit our exclusive distribution rights via the internet and re-focused our strategy and adopted a traditional wholesale to retail sales distribution model seller of specialty action sports hard goods and related apparel which we have been implementing since August, 2000. We expect to continue to generate significant losses and without additional funding through private placements of our Common Stock, which cannot be guaranteed, it is highly unlikely that we can continue to operate.

On May 23, 2005, the Company acquired an eighty percent (80%) Net Revenue Interest in certain oil and gas leasehold interests located in Montgomery County, Kansas from MCI, an unrelated entity. In connection with the acquisition, the Company also acquired certain oil field equipment along with the oil and gas net revenue interests in exchange for an aggregate of 85,000,000 authorized, but previously unissued, shares of the Company's common stock.

The acquired oil and gas properties include a three hundred twenty (320) acre leasehold and oil field equipment.

Acquisition Strategy

On August 7, 2003, we signed a non-binding letter of intent to acquire the business and operations of Katherine Baumann, LLC ("KB"), a Beverly Hills based, California Limited Liability Company and designer of specialty women's handbags. We had a ninety-day option to acquire 25 percent of KB's fully-diluted capital stock for $250,000, payable in cash. In November 2003, the option expired and the parties agreed not to proceed with the acquisition.

On November 17, 2003, we signed a non-binding letter of intent to acquire the business and operations of StravinSOFT, Inc. ("StravinSOFT"), a Dallas, Texas based provider of Business and Custom Solutions, Best in Class Data Transmission, and File Maker Application Software. In February 2004, the letter of intent expired and we decided not to proceed with the acquisition.

On June 1, 2004, we signed a non-binding letter of intent to acquire the business and operations of Legion Media Partners, ("LMP"), a Los Angeles, California, based financier and distributor of theatrical motion pictures and television programming on a world-wide basis. Under the terms of the LOI, we planned to issue shares of its common stock to the shareholders of LMP in exchange for either (a) all of the issued and outstanding capital stock of LMP, or (b) all of the assets necessary for, used in or useful to LMP's operations.

We contemplated a one-for-one share exchange with the shareholders of LMP receiving seventy-three percent (73%) of the new entity. The LOI subsequently expired and we decided not to proceed with the proposed acquisition.

Subsequent Events

Asset Purchase Agreement

Effective May 23, 2005, the Company acquired an eighty percent (80%) Net Revenue Interest in certain oil and gas leasehold interests located in Montgomery County, Kansas from MCI, an unrelated entity. In connection with the acquisition, the Company also acquired certain oil field equipment along with the oil and gas net revenue interests in exchange for an aggregate of 85,000,000 shares of authorized, but previously unissued, shares of the Company's common stock.

The acquired oil and gas properties include a three hundred twenty (320) acre leasehold and oil field equipment.

With the issuance of 85,000,000 shares of Common Stock to MCI in connection with the acquisition, MCI became the holder of approximately 51.66% of the issued and outstanding securities of the Company. The change of control of the Company was effected solely by the issuance of newly issued shares of the Company to MCI upon the acquisition without any other consideration.

Directors and Officers

On February 17, 2005, the following individuals were elected to serve on the Company's Board of Directors until the next shareholder meeting:

         1. Bruce Schreiner
         2. James Iman
         3. Gerald McIlhargey
         4. Ronald Abercrombie

Also, on February 17, 2005, the Company named Ronald Abercrombie the Interim Chief Operating Officer, to assist the Company with the proposed transaction as contemplated in the Letter of Intent between the Company and MCI, and Craig C. Avery and Douglas Barton resigned as directors of the Company.

In addition, Messrs Schreiner, Iman, and McIlhargey were each granted options to purchase 2,500,000 shares of the Company's common stock at an exercise price of $.01 per share. Mr. Abercrombie was granted options to purchase 10,000,000 shares of the Company's common stock at an exercise price of $.01 per share.

During April 2005, each of the above four directors resigned their position and all of the above options to purchase 17,500,000 shares of the Company's common stock were cancelled.

During May 2005, the Company named Thomas M. Day and Charles Gregoire de Rothschild to serve on The Company's Board of Directors until the next shareholder meeting, and issued each director 250,000 shares of the Company's Common Stock for their services.

Name Change

On June 17, 2005, the Board of Directors and a majority of the Company's shareholders approved an amendment to our Articles of Incorporation to change the Company's name to Avalon Oil & Gas, Inc., and to increase the authorized number of shares of our common stock from 200,000,000 shares to 1,000,000,000 shares, par value of $0.001.

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

Operations for Fiscal 2005

As of March 31, 2005, we had current and total assets of $51, and outstanding liabilities of $457,163. We did not generate any revenues as of the year ended March 31, 2005. During this period, our selling, general, and administrative expenses were $128,992, our interest expense was $30,653 and our stock-based consulting and compensation expense relating to stock issued for services was $117,000. We had a net loss for the year ending March 31, 2005, of $212,445 or $0.01 per share.

Liquidity and Capital Resources

Our cash and cash equivalents were $51 at the year ended March 31, 2005, compared to $22 at year ended March 31, 2004. As a result of having little cash during our fiscal year 2005, we meet our liquidity needs through the issuance of our common shares for cash or for services rendered. For fiscal 2005, we issued 7,000,000 shares of our Common Stock in private placements raising $54,000 in cash, 8,700,000 shares for services rendered, 4,400,000 shares for accrued compensation, 2,800,000 shares for accrued preferred stock dividends, and 10,500,000 shares to settle outstanding promissory notes and related accrued interest totaling $75,000 and $16,142.

For the twelve months ended March 31, 2005 we used $0 in investing activities.

During the twelve months ended March 31, 2005, we did not purchase any equipment.

Our financing activities for the period ended March 31, 2005 provided cash of $38,000 as compared to $114,340 for the period ended March 31, 2004. We plan to raise additional capital during the coming fiscal year, but currently have not identified additional funding.

Unless additional funding is identified, it is highly unlikely that we can continue to operate.

Our ability to continue operations is highly dependent upon our ability to obtain immediate additional financing, or generate revenues from our acquired oil and gas leasehold interest, and to achieve profitability, which is dependent upon a number of factors, including general economic conditions and the sustained profitability resulting from the operation of the acquired oil and gas leasehold.

There is no assurance that even with adequate financing or combined operations, we will generate revenues and be profitable.

Ultimately, our success is dependent upon our ability to generate revenues from our acquired oil and gas leasehold interest.

Risk Factors

An investment in our securities is very speculative. You should not purchase our shares if you cannot afford to lose your entire investment. You should consider the following risks before acquiring any of our shares.

We have never been, and may never be, profitable.

During the past several years, we have attempted, without success, to generate revenues and profits by the resale of branded clothing and accessories. For the year ended March 31, 2005, we incurred a net loss of $252,445. On March 31, 2005, we had a working capital deficiency of $457,112. We cannot assure that we will ever be profitable.

We have no business operations.

We have discontinued the marketing of branded clothes and accessories due to our lack of working capital.

On May 23, 2005, the Company acquired an eighty percent (80%) Net Revenue Interest in certain oil and gas leasehold interests located primarily in Montgomery County, Kansas from MCI, an unrelated entity. In connection with the acquisition, the Company also acquired certain oil field equipment along with the oil and gas net revenue interests in exchange for an aggregate of 85,000,000 shares of authorized, but previously unissued, shares of the Company's common stock.

The acquired oil and gas properties include a three hundred twenty (360) acre leasehold and oil field equipment.

We need additional capital.

We need additional financing to continue operations. The amount required depends upon our business operations, and the capital needs of our acquisition of the certain oil and gas leasehold interests located primarily in Montgomery County, Kansas, we acquired from MCI. We may be unable to secure this additional required financing on.a timely basis, under terms acceptable to us, or at all. To obtain additional financing, we will likely sell additional equity securities, which will further dilute your ownership in us. Ultimately, if we do not raise the required capital, we may need to cease operations.

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

Our management controls us.

Our current officers and directors own approximately 46.64 % of our outstanding stock and are able to affect the election of the members of our Board of Directors and make corporate decisions. In particular, Mr. Rodriguez controls approximately 46.19% of our voting securities. This voting concentration may also have the effect of delaying or preventing a change in our management or control or otherwise discourage potential acquirers from attempting to gain control of us. If potential acquirers are deterred, you may lose an opportunity to profit from a possible acquisition. See "Security Ownership of Certain Beneficial Owners and Management" and "Market for the Company's Common Stock and Related Stockholder Matters".

A significant number of shares will become eligible for public sale, potentially depressing our stock price.

During the last fiscal year, we issued an aggregate of approximately 36,900,000 shares of our Common Stock in private transactions not registered with the U.S. Securities and Exchange Commission. Under the SEC's Rule 144, these shares generally first become eligible for public resale after one year. Shareholders generally may resell only a limited number of their privately acquired shares after one year. Generally, after two years, stockholders who are not affiliated with us may resell any number of their privately acquired shares pursuant to Rule 144(k). The resale of the shares we have privately issued, or the potential for their future public resale, may depress our stock price. Our governing documents and Nevada law may discourage the potential acquisitions of our business.

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

                                                     PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Our Directors and Executive Officers are shown below:

Name                                  Age                  Position
                                      ---                  --------
Kent Rodriguez                         45           Chief Executive Officer,
                                                    President, Secretary,
                                                    Director

Thomas M. Day                          52           Director

Charles Gregoire de Rothschild         61           Director

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

THOMAS M. DAY

Mr. Day has served as a Director of the Company since May, 2005. Since 1970 to the present, he has worked in various capacities in the oil and gas service industry; and has worked a field superintendent for the past ten (10) years for MCI. He has a B.A. degree from Oklahoma State University, Stillwater, Oklahoma. Mr. Day has an Airline Transport Pilot Certificate and is a long time member of the Pro Rodeo Cowboy Association. He is a resident of Independence, Kansas. Mr. Day shall devote such time as is necessary to carry out his responsibilities as a Director of the Company.

CHARLES GREGOIRE De ROTHSCHILD

Mr. Rothschild has served as a Director of the Company since May, 2005. For the past 35 years, he has been involved in Finance, Investments and Merchant Banking. Mr. Rothschild as served as a Director of several Companies including AB International Investors, Summit Investments, and Aaron Rothschild de Realty. He is a resident of New York, NY. Mr. Rothschild shall devote such time as is necessary to carry out his responsibilities as a Director of the Company.

DOUGLAS BARTON

Mr. Barton has served as a Director of the Company since November, 1998. From 1987 to the present, he has been the President and sole owner of Venture Communications, Inc., (formerly known as Douglas Communications, Inc.) a private promotion, development, and marketing consulting firm. He has a B.S. degree in Economics/History from the University of Minnesota. Mr. Barton resigned as a Director of the Company, in February, 2005.

CRAIG C. AVERY

Mr. Avery has served as Secretary and a Director of the Company since August, 1997. For the past 15 years, he has been the owner of Craig C. Avery Company, a Minneapolis-based real estate development and investment company, which has developed apartments, senior housing, office buildings, and industrial and residential land subdivisions. He has a B.A. and MBA degree in Finance from the University of Minnesota. Mr. Avery resigned as Secretary and Director of the Company, in February, 2005.

The Company's Directors will serve in such capacity until the next annual meeting of the Company's shareholders and until their successors have been elected and qualified. There are no family relationships among the Company's officers and directors, nor are there any arrangements or understanding between any of the directors or officers of the Company or any other person pursuant to which any officer or director was or is to be selected as an officer or director. The Directors took action four (4) times by written consent during the fiscal year ended March 31, 2005.

In 1999, the Board of Directors established a Compensation Committee comprised of Messrs. Avery and Barton. The Compensation Committee held one meeting in fiscal 2005.

In May 2000, the Board of Directors established an Audit Committee. It is currently comprised of Messrs. Day and Rothschild. The Audit Committee held one meeting in fiscal 2005.

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

Name and
Principal Position                            Year           Salary (1)
                                              ----           ----------

Kent A. Rodriguez,
Chief Executive Officer and President         2005      $ 60,000 (1) (2) (4)
                                              2004      $ 60,000 (1) (2) (4)
                                              2003      $ 60,000 (1) (2) (3) (4)


(1) No salary was paid in any year but was accrued on a monthly basis. No bonuses were paid for the years ending March 31, 2004 and March 31, 2003. A stock bonus was paid in the years ending March 31, 2003, as explained below.

(2) Effective on November 23, 1999, Mr. Rodriguez became subject to an employment agreement pursuant to which he accrues $5,000 per month in wages.

(3) On September 30, 2003, Mr. Rodriguez was issued 100,000 shares as a bonus valued at $1,000.

(4) During the fiscal year ended March 31, 2005, we issued to Mr. Kent Rodriguez, the Company's president, 4,400,000 shares of our Common Stock for salaries earned from April 1, 2003 through January 31, 2005, at approximately $0.025 per share, totaling $110,000. The quoted market price on the date of issuance of these shares was $0.01.

Mr. Rodriguez did not receive any other annual compensation, or other compensation during the Company's fiscal years ended March 31, 2005, 2004 or 2003.

OPTION GRANTS IN LAST FISCAL YEAR

The Company did not grant any options to purchase any equity securities of the Company during fiscal 2005.

EMPLOYMENT AGREEMENTS

We have an employment agreement with Kent Rodriguez, our Chief Executive Officer and President dated May 31, 2005. The employment agreement extends through May 31, 2006, unless terminated earlier. If we terminate Mr. Rodriguez without cause, we are required to pay him. Under the employment agreement, Mr. Rodriguez earns a base salary of $84,000. Since November 1999, Mr. Rodriguez has agreed to allow the Company to accrue such amount. He is also entitled to health benefits.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding ownership of our Common Stock as of June 30, 2004 by (i) each person known by us to be the beneficial owner of more than five percent of our outstanding Common Stock; (ii) each director of our Company; and (iii) all executive officers and directors of our Company as a group. As of June 15, 2005, we had a total of 168,538,543 common shares issued and outstanding.

Names and Addresses                        Beneficial                 Percent
of Beneficial Owner                        Ownership                  of Class

Kent Rodriguez                             129,749,743 (1)             46.19%
7000 Flour Exchange Building
310 Fourth Avenue South
Minneapolis, MN 55415

Thomas M. Day                                  250,000                  0.15%
7000 Flour Exchange Building
310 Fourth Avenue South
Minneapolis, MN 55415

Charles Gregrorie de Rothschild                500,000                  0.30%
7000 Flour Exchange Building
310 Fourth Avenue South
Minneapolis, MN 55415

Officers and Directors                     139,499,743 (1)             46.64%
as a Group (3 persons)

Mid-Continent Investments                   85,000,000                 50.43%
7906 East 55th Street
Tulsa, OK  74145

(1) Includes 1,200,200 shares of Common Stock owned by Weyer Capital Corporation, an affiliate of Mr. Rodriguez, and 112,359,543 shares of Common Stock issuable upon conversion of 100 shares of Series A Preferred Stock.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Related Party - Notes Payable

As of March 31, 2005, the Company owed an officer two promissory notes totaling $229,960, which were issued in prior years. The $145,120 note carries a 10 percent interest rate and matured in June 2004. The $84,840 note also carries a 10 percent interest rate and matured in July 2004. Both notes are in default.

The Company paid the officer $6,598 for interest expense during the year ended March 31, 2005. Accrued interest payable and interest expense on the notes totaled $17,247 and $22,996, respectively, as of and for the year ended March 31, 2005.

During the year ended March 31, 2004, the officer loaned the Company an additional $84,840 in exchange for a promissory note. The $84,840 note carries a 10 percent interest rate and mature in July 2004.

The Company paid the officer $20,186 matured interest expense during the year ended March 31, 2004. Accrued interest payable and interest expense on the notes totaled $849 and $21,035, respectively, as of and for the year ended March 31, 2004.

Related Party - Preferred Stock

During the years ended March 31, 2002, 2001 and 2000, the Company signed several notes with an officer/director, for $128,120, $317,000 and $200,000 in proceeds. These notes accrued interest at 12 percent per annum and are secured by all available business assets. During the year ended March 31, 2003, the Company issued 100 shares of its Series A Preferred Stock and 700,000 shares of its Common Stock to the officer/director as payment for $500,000 of principal and $29,000 of accrued interest on the notes

The 100 shares of Series A Preferred Stock, issued to the officer/director as payment for $500,000 in promissory notes, are convertible into the number of shares of common stock sufficient to represent 40 percent of the fully diluted shares outstanding after their issuance. The Series A Preferred Stock pays eight percent dividends. The dividends are cumulative and payable quarterly. The Series A Preferred Stock carries a liquidating preference, over all other classes of stock, equal to the amount paid for the stock plus any unpaid dividends. The Series A Preferred Stock provides for voting rights on an "as converted to common stock" basis.

Preferred dividends for the years ended March 31, 2005 and 2004 totaled $40,000 and $40,000, respectively. During February 2005, the Company issued 2,800,000 shares of its common stock to the officer/director as payment for $73,333 of dividends earned for the period from April 2003 through January 2005, at approximately $.025 per share. The quoted market price on the date of issuance of these shares was $0.01. As of March 31, 2005, the Company owed the officer $6,667 in accrued dividends.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits.

     31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     32.1 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     32.2 Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K. During the fiscal year ended March 31, 2004, and through August 7, 2003, we filed the following on Form 8-K:

     1. Filed May 6, 2003, Notice of action by majority stockholders to Amend Articles of Incorporation

     2. Filed August 7, 2003, Notice of signing of Letter of Intent to acquire Kathrine Baumann, LLC.

     3. Filed November 25, 2003 Notice of termination of Letter of Intent to acquire Kathrine Baumann, LLC.

     4. Filed November 25, 2003 Notice of signing a Letter of Intent to acquire StravinSoft, Inc.

     5. Filed June 4, 2004, Notice of signing a Letter of Intent to acquire Legion Media, Inc.

     6. Filed February 17, 2005, Notice of signing a Letter of Intent to acquire a net revenue interest in certain oil and gas leases, and equipment, in Montgomery County, Kansas, in exchange for our Common Stock.

     7. Filed May 23, 2005, Notice of signing as Asset Purchase Agreement with Mid-Continent Investments, Inc. ("MCI"). We acquired a net revenue interest in certain oil and gas leases, and equipment, in Montgomery County, Kansas, in exchange for our Common Stock.

     8. Filed June 15, 2005, Filed Preliminary Information Statement to Amend the Company's Articles of Incorporation approved by a majority of the Company's stockholders.

     9. Filed June 27, 2005, Filed Definitive Information Statement to Amend the Company's Articles of Incorporation approved by a majority of the Company's stockholders.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees.

We were billed by our independent auditors, Cordovano and Honeck LLP, $8,500.00 in fees for the fiscal year ended March 31, 2005, and $14,625.00 for the fiscal year ended March 31, 2004.

                                   SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: July 6, 2005


/s/  Kent Rodriguez
-----------------------------
     Kent Rodriguez,
     President and
     Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Company in the capacities and on the dates indicated.


Signature and Title                                                    Date



/s/  Kent Rodriguez                                               July 6, 2005
----------------------------------
     Kent Rodriguez, President, Chief Executive Officer
     Secretary and Director (Principal Executive Officer and
     Principal Financial Officer)



/s/  Thomas M. Day                                                July 6, 2005
----------------------------------
     Thomas M. Day, Director



/s/  Charles Gregoire de Rothschild                               July 6, 2005
------------------------
     Charles Gregoire de Rothschild, Director

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   XDOGS, INC.
                          EXHIBIT INDEX TO FORM 10-KSB


                    For the fiscal year ended March 31, 2005
                         Commission File Number 1-12850

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

3.5                 Bylaws of the Nevada Corporation
                    (Incorporated by reference to Exhibit
                    3.5 to Form 10-KSB filed February 2000)                 *

4.1                 Specimen of Common Stock (Incorporated
                    by reference to Exhibit 9.1 to
                    Registration Statement on Form SB-2,
                    Registration No. 33-74240C).                            *

10.1                Incentive Compensation and Employment
                    Agreement for Kent A. Rodriguez
                    (Incorporated by Reference to Exhibit
                    10.12 of our Form 10-KSB filed July 20,
                    2001)                                                   *

23.1                Consent of Cordovano and Honeck CPA                     *


31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


* Incorporated by reference to a previously filed exhibit or report.

                                   XDOGS, INC.

                          INDEX TO FINANCIAL STATEMENTS


                                                                           Page
                                                                          ------

Report of Independent Registered Public Accounting Firm..............       F2

Balance sheet, March 31, 2005........................................       F3

Statements of operations, for the years
     ended March 31, 2005 and 2004...................................       F4

Statement of changes in shareholders' deficit, for the years
     ended March 31, 2005 and 2004...................................       F5

Statements of cash flows, for the years
     ended March 31, 2005 and 2004...................................       F6

Notes to financial statements........................................       F7

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
XDOGS, Inc.:


We have audited the balance sheet of XDOGS, Inc. as of March 31, 2005, and the related statements of operations, changes in shareholders' deficit, and cash flows for the years ended March 31, 2005 and 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of XDOGS, Inc. as of March 31, 2005, and the results of its operations and its cash flows for the years ended March 31, 2005 and 2004, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1, the Company has a net capital deficit at March 31, 2005 and has suffered significant operating losses since inception, which raise a substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note A. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.




/s/  Cordovano and Honeck LLP
----------------------------------
     Cordovano and Honeck LLP


Denver, Colorado
June 9, 2005

                                   XDOGS, INC.
                                  BALANCE SHEET

                                 March 31, 2005





                                     Assets


Current assets:
     Cash...........................................................$        51
                                                                    ===========

                      Liabilities and Shareholders' Deficit


Current liabilities:
     Accounts and notes payable:
        Accounts payable............................................$   164,407
        Accounts payable, related party (Note 2)....................      3,882
        Notes payable, related party (Note 2).......................    229,960
     Accrued expenses...............................................     52,247
     Accrued dividends payable (Note 2).............................      6,667
                                                                    -----------
                 Total current liabilities..........................    457,163
                                                                    -----------

Commitments and contingencies (Note 7) .............................       --


Shareholders' deficit (Note 5):
     Preferred stock, Series A, $.10 par value, 1,000,000 shares
        authorized, 100 shares issued and outstanding...............         10
     Common stock, $0.001 par value, 500,000,000 shares authorized,
        79,638,543 shares issued and outstanding....................     79,639
     Additional paid-in capital..................................... 14,690,452
     Retained deficit...............................................(15,227,213)
                                                                     ----------
                 Total shareholders' deficit........................   (457,112)
                                                                    -----------
                                                                    $        51
                                                                    ===========


                 See accompanying notes to financial statements




                                         XDOGS, INC.
                                  STATEMENTS OF OPERATIONS



                                                                   For the Years Ended
                                                                        March 31,
                                                               ----------------------------
                                                                   2005            2004
                                                               ------------    ------------

Operating expenses:
    Selling, general and administrative expenses ...........   $    128,992    $    144,171
       Officer compensation (Note 2) .......................           --             3,000
       Directors fees (Note 2) .............................         30,000            --
       Legal and consulting (Note 5) .......................         87,000         142,000
    Asset impairment (Note 3) ..............................            726            --
    Loss on asset disposals (Note 3) .......................           --             4,299
    Gain on debt settlements (Note 6) ......................        (64,926)        (19,555)
                                                               ------------    ------------
                    Total operating expenses ...............        181,792         273,915
                                                               ------------    ------------

                    Operating income (loss) ................       (181,792)       (273,915)
Non-operating income (expense):
    Interest expense (Notes 2 and 4) .......................        (30,653)        (26,452)
    Other income ...........................................           --              --
                                                               ------------    ------------
                    Income (loss) before income taxes ......       (212,445)       (300,367)
Provision (benefit) for income taxes (Note 6) ..............           --              --
                                                               ------------    ------------

                    Net income (loss) ......................       (212,445)       (300,367)
Preferred stock dividend requirements (Note 2) .............        (40,000)        (40,000)
                                                               ------------    ------------

                    Income (loss) applicable to common stock   $   (252,445)   $   (340,367)
                                                               ============    ============


Basic and diluted income (loss) per common share ...........   $      (0.01)   $      (0.01)
                                                               ============    ============

Basic and diluted weighted average
    common shares outstanding ..............................     47,175,722      37,429,376
                                                               ============    ============


                       See accompanying notes to financial statements

                                             F-4



                                                      XDOGS, INC.
                                     STATEMENT OF CHANGES IN SHAREHOLDERS' DEFICIT



                                                             Preferred Stock, Series A            Common Stock
                                                            ---------------------------   ---------------------------
                                                               Shares       Par Value        Shares       Par Value
                                                            ------------   ------------   ------------   ------------

                              Balance, April 1, 2003 ....            100   $         10     31,328,543   $     31,329

Common stock sold for cash ..............................           --             --        4,200,000          4,200
Common stock issued to attorney in exchange for
    services recorded at fair value (Note 5) ............           --             --          600,000            600
Common stock issued to consultants in exchange for
    services recorded at fair value (Note 5) ............           --             --        6,510,000          6,510
Common stock issued to an officer in exchange for
    compensation recorded at quoted market value (Note 2)           --             --          100,000            100
Common stock options and warrants expired (Note 5) ......           --             --             --             --
Dividends on preferred stock (Note 2) ...................           --             --             --             --
Net loss ................................................           --             --             --             --
                                                            ------------   ------------   ------------   ------------
                                Balance, March 31, 2004 .            100             10     42,738,543         42,739


Common stock sold for cash ..............................           --             --        7,000,000          7,000
Common stock issued to directors in exchange for
    directors fees (Note 2) .............................           --             --        3,000,000          3,000
Common stock issued to consultants in exchange for
    services recorded at fair value (Note 5) ............           --             --        8,700,000          8,700
Common stock issued to an officer as payment for
    accrued compensation (Note 2) .......................           --             --        4,400,000          4,400
Common stock issued to an officer as payment for
    accrued preferred stock dividends (Note 2) ..........           --             --        2,800,000          2,800
Common stock issued in litigation settlement (Note 5) ...           --             --          500,000            500
Common stock issued as payment for outstanding
    promissory notes and accrued interest (Note 5) ......           --             --       10,500,000         10,500
Dividends on preferred stock (Note 2) ...................           --             --             --             --
Net loss ................................................           --             --             --             --
                                                            ------------   ------------   ------------   ------------
                                Balance, March 31, 2005 .            100   $         10     79,638,543   $     79,639
                                                            ============   ============   ============   ============

                                                         F-5



                                                      XDOGS, INC.
                                     STATEMENT OF CHANGES IN SHAREHOLDERS' DEFICIT
                                                      (Continued)


                                                            Additional
                                                              Paid-in         Accrued        Retained
                                                              Capital      Compensation      Deficit          Total
                                                            ------------   ------------    ------------    ------------

                              Balance, April 1, 2003 ....   $ 13,874,724   $    204,063    $(14,634,401)   $   (524,275)

Common stock sold for cash ..............................         60,300           --              --            64,500
Common stock issued to attorney in exchange for
    services recorded at fair value (Note 5) ............         29,400           --              --            30,000
Common stock issued to consultants in exchange for
    services recorded at fair value (Note 5) ............        105,490           --              --           112,000
Common stock issued to an officer in exchange for
    compensation recorded at quoted market value (Note 2)          2,900           --              --             3,000
Common stock options and warrants expired (Note 5) ......        204,063       (204,063)           --              --
Dividends on preferred stock (Note 2) ...................           --             --           (40,000)        (40,000)
Net loss ................................................           --             --          (300,367)       (300,367)
                                                            ------------   ------------    ------------    ------------
                                Balance, March 31, 2004 .     14,276,877           --       (14,974,768)       (655,142)


Common stock sold for cash ..............................         47,000           --              --            54,000
Common stock issued to directors in exchange for
    directors fees (Note 2) .............................         27,000           --              --            30,000
Common stock issued to consultants in exchange for
    services recorded at fair value (Note 5) ............         78,300           --              --            87,000
Common stock issued to an officer as payment for
    accrued compensation (Note 2) .......................        105,600           --              --           110,000
Common stock issued to an officer as payment for
    accrued preferred stock dividends (Note 2) ..........         70,533           --              --            73,333
Common stock issued in litigation settlement (Note 5) ...          4,500           --              --             5,000
Common stock issued as payment for outstanding
    promissory notes and accrued interest (Note 5) ......         80,642           --              --            91,142
Dividends on preferred stock (Note 2) ...................           --             --           (40,000)        (40,000)
Net loss ................................................           --             --          (212,445)       (212,445)
                                                            ------------   ------------    ------------    ------------
                                Balance, March 31, 2005 .   $ 14,690,452   $       --      $(15,227,213)   $   (457,112)
                                                            ============   ============    ============    ============


                                    See accompanying notes to financial statements

                                                      F-5(Con't)



                                                XDOGS, INC.
                                          STATEMENTS OF CASH FLOWS



                                                                                    For the Years Ended
                                                                                         March 31,
                                                                                   ----------------------
                                                                                     2005         2004
                                                                                   ---------    ---------
Cash flow from operating activities:
    Net loss ...................................................................   $(212,445)   $(300,367)
       Transactions not requiring cash:
         Preferred stock dividends .............................................     (40,000)     (40,000)
         Loss on asset impairment (Note 3) .....................................         726         --
         Loss on asset disposals (Note 3) ......................................        --          4,299
         Stockbased compensation (Notes 2 and 5) ...............................     117,000      145,000
         Gain on settlement of liabilties ......................................     (64,926)     (20,555)
         Changes in current assets and current liabilities:
            Accounts payable and other accrued expenses ........................     161,674       86,442
                                                                                   ---------    ---------
                                         Net cash (used in) operating activities     (37,971)    (125,181)
                                                                                   ---------    ---------

Cash flow from financing activities:
        Net proceeds from sale of common stock (Note 5) ........................      54,000       64,500
        Payment of litigation payable (Note 7) .................................     (16,000)     (85,000)
        Proceeds from note payable to officer (Note 2) .........................     (50,000)      84,840
        Proceeds from other note payable (Note 4) ..............................      50,000       50,000
        Payments on other promissory notes .....................................        --           --
                                                                                   ---------    ---------
                                       Net cash provided by financing activities      38,000      114,340
                                                                                   ---------    ---------

                                                              Net change in cash          29      (10,841)
Cash at beginning of year ......................................................          22       10,863
                                                                                   ---------    ---------

Cash at end of year ............................................................   $      51    $      22
                                                                                   =========    =========


Supplemental cash flow information:
        Cash paid during the year for interest .................................   $   6,598    $    --
                                                                                   =========    =========
        Cash paid during the year for income taxes .............................   $    --      $    --
                                                                                   =========    =========

       Noncash investing and financing activities:
         Stock issued to pay promissory notes and accrued interest .............   $  91,142    $    --
                                                                                   =========    =========
         Stock issued to pay litigation settlement .............................   $   5,000    $    --
                                                                                   =========    =========


                              See acconpanying notes to financial statements

                                                   F-6

                                   XDOGS, INC.
                          NOTES TO FINANCIAL STATEMENTS


NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Xdogs, Inc. (the "Company") was incorporated in Colorado in 1991 as a distributor of SnowRunner snow skates. Between 1991 and 1994, the Company was restructured, and the name of the Company was changed several times, including such names as SnowRunner (USA) Inc., SnowRunners, Inc., and The Sled Dogs Company. The Company filed for bankruptcy protection in 1997. As a result of the bankruptcy, the Company was reorganized and in 1999 was renamed XDOGS, Inc. Subsequently, the Company focused its effort on an Internet based distribution model and a traditional wholesale to retail distribution model. These efforts have not been successful. The Company's current business plan is to evaluate, structure and complete a merger with, or acquisition of, a privately owned corporation. The Company's ability to sustain future operations is dependent upon the Company's ability to achieve the objectives of its business plan described above.

On May 23, 2005, the Company entered into an Asset Purchase Agreement with Mid-Continent Investments, Inc. ("MCI"), in which the Company acquired a net revenue interest in certain oil and gas leasehold interests in exchange for stock (see Note 8).

Basis of Presentation - Going Concern

The Company has a net capital deficit at March 31, 2005 resulting from among other things; recurring operating losses. In addition, the Company is unable to meet its obligations as they come due and is in default on certain debt obligations. The Company's ability to achieve its business plan, which may be necessary to permit the realization of assets and satisfaction of liabilities in the ordinary course of business, is uncertain.

The Company's future success will be dependent upon its ability (1) to locate and consummate a merger or acquisition with an operating company and, ultimately, (2) to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments with original maturities of three months or less when acquired, to be cash equivalents. The Company had no cash equivalents at March 31, 2005.

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

                                   XDOGS, INC.
                          NOTES TO FINANCIAL STATEMENTS


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

At March 31, 2005, there was no variance between basic and diluted loss per share as all outstanding common stock equivalents (conversion of preferred stock
- see Note 2) were anti-dilutive.

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

Fair Value

The Company's financial instruments consist of cash and short-term debt. The carrying amounts of these instruments approximate fair value due to their short-term maturity. The fair value of the Company's short-term debt is estimated based on the quoted market prices for the same or similar issues or on the current rates to the Company for debt of the same remaining maturities with similar collateral requirements.

Stock-Based Compensation

The Company accounts for compensation expense for its stock-based employee compensation plans using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), and complies with the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), and SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure". Under APB 25, compensation expense of fixed stock options is based on the difference, if any, on the date of the grant between the deemed fair value of the Company's stock and the exercise price of the option. Compensation expense is recognized on the date of grant or on the straight-line basis over the option-vesting period. The Company accounts for stock issued to nonemployees in accordance with the provisions of SFAS 123 and EITF Issue No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services".

The Company has no stock options outstanding at March 31, 2005.

Recent accounting pronouncements

In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets
- an amendment of APB Opinion No. 29." This Statement eliminates the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have

                                   XDOGS, INC.
                          NOTES TO FINANCIAL STATEMENTS


commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This Statement is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company does not expect application of SFAS No. 153 to have a material affect on its financial statements.

In December 2004, the FASB issued a revision to SFAS No. 123, "Share-Based Payment." This Statement supercedes APB Opinion No. 25, "Accounting for Stock Issued to Employees" and its related implementation guidance. It establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. This Statement does not change the accounting guidance for share-based payment transactions with parties other than employees provided in Statement No. 123 as originally issued and EITF Issue No. 96-18. This Statement is effective for public entities that file as small business issuers as of the beginning of the first fiscal period that begins after December 15, 2005. The Company has not yet determined the impact of SFAS No. 123 (revised) on its financial statements.

NOTE 2: RELATED PARTY TRANSACTIONS

Promissory Notes

As of March 31, 2005, the Company owed an officer two promissory notes totaling $229,960, which were issued in prior years. The $145,120 note carries a 10 percent interest rate and matured in June 2004. The $84,840 note also carries a 10 percent interest rate and matured in July 2004. Both notes are in default.

The Company paid the officer $6,598 for interest expense during the year ended March 31, 2005. Accrued interest payable and interest expense on the notes totaled $17,247 and $22,996, respectively, as of and for the year ended March 31, 2005.

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

Preferred dividends for the years ended March 31, 2005 and 2004 totaled $40,000 and $40,000, respectively. During February 2005, the Company issued 2,800,000 shares of its common stock to the officer/director as payment for $73,333 of dividends earned for the period from April 2003 through January 2005. As of March 31, 2005, the Company owed the officer $6,667 in accrued dividends.

Stock-Based Compensation

During the year ended March 31, 2005, the Company issued its directors 3,000,000 shares of its common stock for directors fees earned during the year. The transactions were recorded at the quoted market price of the stock on the date of issuance. The services, valued at $30,000, are included in the accompanying financial statements as "stock-based compensation".

                                   XDOGS, INC.
                          NOTES TO FINANCIAL STATEMENTS


In September 2003, the Company issued an officer 100,000 shares of its common stock, valued at $3,000, as compensation for services rendered. For financial accounting purposes, the Company valued the common stock transactions based on the quoted market price.

Accrued Wages

The Company accrues wages for its president at a rate of $5,000 per month. During the year ended March 31, 2005, the Company issued the officer 4,400,000 shares of its common stock as payment for $110,000 of salaries earned during the period from April 2003 through January 2005. As of March 31, 2005, the Company owed the officer $10,000 in wages related to February and March 2005.

NOTE 3: EQUIPMENT

As of March 31, 2005, the Company completed a balance sheet review and determined that the carrying amount of its equipment exceeded its fair value. As a result of this review, the Company recorded an asset impairment charge of $726.

NOTE 4: SHAREHOLDERS' DEFICIT

Common Stock Issued For Debt, Interest and Other Liabilities

During the year ended March 31, 2005, the Company issued 10,500,000 shares of its common stock to settle outstanding promissory notes and related accrued interest totaling $75,000 and $16,142, respectively.

During the year ended March 31, 2005, the Company issued 500,000 shares of its common stock as partial payment in a litigation settlement (see Note 6).

Common Stock Issued For Services

During the years ended March 31, 2005 and 2004, the Company issued 8,700,000 and 7,110,000 shares of common stock to outside service providers, in exchange for legal and consulting services. The value of the stock issued was recorded at fair value based on the stock's quoted market price on the date of issuance and totaled $87,000 and $142,000, respectively. The services are included in the accompanying financial statements as "stock-based compensation".

Sale of Common Stock

During the years ended March 31, 2005 and 2004, the Company sold, through its officers and directors, 7,000,000 and 4,200,000 shares of its common stock for $54,000 and $64,500, respectively.

NOTE 5: INCOME TAXES

At March 31, 2005, the Company has accumulated a net operating loss of approximately $21,000,000 (including pre-reorganization), which may be used to reduce future taxable income through 2025. A valuation allowance has been recognized to completely reserve for the deferred tax assets related to the loss carryforwards. The reserve has been established because of the uncertainty of future taxable income, which is necessary in order to realize the benefits of the net operating loss carryforwards. Any tax benefits realized in the future from pre-confirmation operating loss carryforwards will be reported as a direct addition to additional paid-in capital. The Company's ability to utilize these carryforwards to offset future taxable income is subject to restrictions under
Section 382 of the Internal Revenue Code due to certain changes in the equity ownership of the Company. Deferred income taxes reflect the net tax effects of

                                   XDOGS, INC.
                          NOTES TO FINANCIAL STATEMENTS


temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for tax purposes. Components of the Company's deferred tax assets are:


                                                          March 31,
                                               --------------------------------
                                                  2005                 2004
                                               -----------          -----------
Deferred tax assets from net operating
  loss carryforward.......................     $ 8,671,350          $ 8,593,005

Less valuation allowance.................      $(8,671,350)         $(8,593,005)

Net deferred tax assets..................      $      --            $      --
                                               ===========          ===========


A reconciliation of the U.S. statutory federal income tax rate to the effective rate is as follows:


                                                               March 31,
                                                        -----------------------
                                                         2005            2004
                                                        -------         -------

U.S. federal statutory graduated rate.................   30.22%          32.77%
State income tax rate,
   net of federal benefit.............................    6.84%           6.59%
Permanent differences.................................   -0.18%          -0.32%
Net operating loss for which no tax
   benefit is currently available.....................  -36.88%         -39.04%

                                                          0.00%           0.00%
                                                        =======         =======


NOTE 6: LITIGATION

Mr. Henry Furst filed a complaint against the Company in the U.S. District Court, for the District of Minnesota, alleging that the Company breached its contractual obligations to him and seeking $144,300 in damages. The parties subsequently negotiated a settlement whereby the Company agreed to pay Mr. Furst $94,000 in installments and executed a confession of judgment in favor of Mr. Furst for that amount. The Company has failed to pay Mr. Furst in accordance with the settlement agreement. During the year ended March 31, 2002, the Company paid Mr. Furst a total of $22,363 in interest and principal. As of March 31, 2004, the balance due on the litigation settlement totaled $85,926. During February 2005, Mr. Furst agreed to accept $16,000 and 500,000 shares of the Company's stock to settle the judgment. The 500,000 shares issued in the settlement were valued at traded market price of the stock on the settlement date, or $.01 per share. The settlement resulted in the Company recognizing a gain on the extinguishment of the judgment totaling $64,926.

NOTE 7: LETTERS OF INTENT

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

                                   XDOGS, INC.
                          NOTES TO FINANCIAL STATEMENTS


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

NOTE 8: SUBSEQUENT EVENT

Asset Purchase Agreement

Effective May 23, 2005, the Company acquired an eighty percent (80%) Net Revenue Interest in certain oil and gas leasehold interests located primarily in Montgomery County, Kansas from MCI, an unrelated entity. In connection with the acquisition, the Company also acquired certain oil field equipment along with the oil and gas net revenue interests in exchange for an aggregate of 85,000,000 shares of authorized, but previously unissued, shares the Company's common stock.

The acquired oil and gas properties include a three hundred twenty (320) acre leasehold and oil field equipment.

With the issuance of 85,000,000 shares of Common Stock to MCI in connection with the acquisition, MCI became the holder of approximately 51.66% of the issued and outstanding securities of the Company. The change of control of the Company was effected solely by the issuance of newly issued shares of the Company to MCI upon the acquisition without any other consideration.

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

During April 2005, each of the above four directors resigned their position and all of the above options to purchase 17,500,000 shares of the Company's common stock were cancelled.