Form 10KSB/A
period 2005-03-31
XDOGS COM INC
filed 2005-07-11
CIK 918573

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB/A
                                      NO. 1

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


                                   XDOGS, INC.

           FORM 10-KSB/A ANNUAL REPORT FOR THE YEAR ENDED MARCH 31, 2005

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

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

Limited Operation

On May 23, 2005, and on we entered into an Asset Purchase Agreement with Mid-Continent Investments, Inc. ("MCI"). We acquired a net revenue interest in certain oil and gas leases, and equipment, in Montgomery County, Kansas, in exchange for our Common Stock. We are actively seeking to acquire and develop oil and gas properties in Kansas and Oklahoma.

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

In 1999, the Board of Directors established a Compensation Committee comprised of Messrs. Day and Rothschild. The Compensation Committee held one meeting in fiscal 2005.

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

Dated: July 11, 2005


/s/  Kent Rodriguez
-----------------------------
     Kent Rodriguez,
     President and
     Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Company in the capacities and on the dates indicated.


Signature and Title                                                    Date



/s/  Kent Rodriguez                                               July 11, 2005
----------------------------------
     Kent Rodriguez, President, Chief Executive Officer
     Secretary and Director (Principal Executive Officer and
     Principal Financial Officer)



/s/  Thomas M. Day                                                July 11, 2005
----------------------------------
     Thomas M. Day, Director



/s/  Charles Gregoire de Rothschild                               July 11, 2005
------------------------
     Charles Gregoire de Rothschild, Director

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

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1, the Company has a net capital deficit at March 31, 2005 and has suffered significant operating losses since inception, which raise a substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.




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


Shareholders' deficit (Note 4):
     Preferred stock, Series A, $.10 par value, 1,000,000 shares
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
                                                                    ===========


                 See accompanying notes to financial statements




                                         XDOGS, INC.
                                  STATEMENTS OF OPERATIONS



                                                                   For the Years Ended
                                                                        March 31,
                                                               ----------------------------
                                                                   2005            2004
                                                               ------------    ------------

Operating expenses:
    Selling, general and administrative expenses ...........   $    128,992    $    144,171
       Officer compensation (Note 2) .......................           --             3,000
       Directors fees (Note 2) .............................         30,000            --
       Legal and consulting (Note 4) .......................         87,000         142,000
    Asset impairment (Note 3) ..............................            726            --
    Loss on asset disposals (Note 3) .......................           --             4,299
    Gain on debt settlements (Note 6) ......................        (64,926)        (19,555)
                                                               ------------    ------------
                    Total operating expenses ...............        181,792         273,915
                                                               ------------    ------------

                    Operating income (loss) ................       (181,792)       (273,915)
Non-operating income (expense):
    Interest expense (Notes 2 and 4) .......................        (30,653)        (26,452)
    Other income ...........................................           --              --
                                                               ------------    ------------
                    Income (loss) before income taxes ......       (212,445)       (300,367)
Provision (benefit) for income taxes (Note 5) ..............           --              --
                                                               ------------    ------------

                    Net income (loss) ......................       (212,445)       (300,367)
Preferred stock dividend requirements (Note 2) .............        (40,000)        (40,000)
                                                               ------------    ------------

                    Income (loss) applicable to common stock   $   (252,445)   $   (340,367)
                                                               ============    ============


Basic and diluted income (loss) per common share ...........   $      (0.01)   $      (0.01)
                                                               ============    ============

Basic and diluted weighted average
    common shares outstanding ..............................     47,175,722      37,429,376
                                                               ============    ============


                       See accompanying notes to financial statements

                                             F-4



                                                      XDOGS, INC.
                                     STATEMENT OF CHANGES IN SHAREHOLDERS' DEFICIT



                                                             Preferred Stock, Series A            Common Stock
                                                            ---------------------------   ---------------------------
                                                               Shares       Par Value        Shares       Par Value
                                                            ------------   ------------   ------------   ------------

                              Balance, April 1, 2003 ....            100   $         10     31,328,543   $     31,329

Common stock sold for cash ..............................           --             --        4,200,000          4,200
Common stock issued to attorney in exchange for
    services recorded at fair value (Note 4) ............           --             --          600,000            600
Common stock issued to consultants in exchange for
    services recorded at fair value (Note 4) ............           --             --        6,510,000          6,510
Common stock issued to an officer in exchange for
    compensation recorded at quoted market value (Note 2)           --             --          100,000            100
Common stock options and warrants expired (Note 4) ......           --             --             --             --
Dividends on preferred stock (Note 2) ...................           --             --             --             --
Net loss ................................................           --             --             --             --
                                                            ------------   ------------   ------------   ------------
                                Balance, March 31, 2004 .            100             10     42,738,543         42,739


Common stock sold for cash ..............................           --             --        7,000,000          7,000
Common stock issued to directors in exchange for
    directors fees (Note 2) .............................           --             --        3,000,000          3,000
Common stock issued to consultants in exchange for
    services recorded at fair value (Note 4) ............           --             --        8,700,000          8,700
Common stock issued to an officer as payment for
    accrued compensation (Note 2) .......................           --             --        4,400,000          4,400
Common stock issued to an officer as payment for
    accrued preferred stock dividends (Note 2) ..........           --             --        2,800,000          2,800
Common stock issued in litigation settlement (Note 4) ...           --             --          500,000            500
Common stock issued as payment for outstanding
    promissory notes and accrued interest (Note 4) ......           --             --       10,500,000         10,500
Dividends on preferred stock (Note 2) ...................           --             --             --             --
Net loss ................................................           --             --             --             --
                                                            ------------   ------------   ------------   ------------
                                Balance, March 31, 2005 .            100   $         10     79,638,543   $     79,639
                                                            ============   ============   ============   ============

                                                         F-5



                                                      XDOGS, INC.
                                     STATEMENT OF CHANGES IN SHAREHOLDERS' DEFICIT
                                                      (Continued)


                                                            Additional
                                                              Paid-in         Accrued        Retained
                                                              Capital      Compensation      Deficit          Total
                                                            ------------   ------------    ------------    ------------

                              Balance, April 1, 2003 ....   $ 13,874,724   $    204,063    $(14,634,401)   $   (524,275)

Common stock sold for cash ..............................         60,300           --              --            64,500
Common stock issued to attorney in exchange for
    services recorded at fair value (Note 4) ............         29,400           --              --            30,000
Common stock issued to consultants in exchange for
    services recorded at fair value (Note 4) ............        105,490           --              --           112,000
Common stock issued to an officer in exchange for
    compensation recorded at quoted market value (Note 2)          2,900           --              --             3,000
Common stock options and warrants expired (Note 4) ......        204,063       (204,063)           --              --
Dividends on preferred stock (Note 2) ...................           --             --           (40,000)        (40,000)
Net loss ................................................           --             --          (300,367)       (300,367)
                                                            ------------   ------------    ------------    ------------
                                Balance, March 31, 2004 .     14,276,877           --       (14,974,768)       (655,142)


Common stock sold for cash ..............................         47,000           --              --            54,000
Common stock issued to directors in exchange for
    directors fees (Note 2) .............................         27,000           --              --            30,000
Common stock issued to consultants in exchange for
    services recorded at fair value (Note 4) ............         78,300           --              --            87,000
Common stock issued to an officer as payment for
    accrued compensation (Note 2) .......................        105,600           --              --           110,000
Common stock issued to an officer as payment for
    accrued preferred stock dividends (Note 2) ..........         70,533           --              --            73,333
Common stock issued in litigation settlement (Note 4) ...          4,500           --              --             5,000
Common stock issued as payment for outstanding
    promissory notes and accrued interest (Note 4) ......         80,642           --              --            91,142
Dividends on preferred stock (Note 2) ...................           --             --           (40,000)        (40,000)
Net loss ................................................           --             --          (212,445)       (212,445)
                                                            ------------   ------------    ------------    ------------
                                Balance, March 31, 2005 .   $ 14,690,452   $       --      $(15,227,213)   $   (457,112)
                                                            ============   ============    ============    ============


                                    See accompanying notes to financial statements

                                                      F-5(Con't)



                                                XDOGS, INC.
                                          STATEMENTS OF CASH FLOWS



                                                                                    For the Years Ended
                                                                                         March 31,
                                                                                   ----------------------
                                                                                     2005         2004
                                                                                   ---------    ---------
Cash flow from operating activities:
    Net loss ...................................................................   $(212,445)   $(300,367)
       Transactions not requiring cash:
         Preferred stock dividends .............................................     (40,000)     (40,000)
         Loss on asset impairment (Note 3) .....................................         726         --
         Loss on asset disposals (Note 3) ......................................        --          4,299
         Stockbased compensation (Notes 2 and 4) ...............................     117,000      145,000
         Gain on settlement of liabilties ......................................     (64,926)     (20,555)
         Changes in current assets and current liabilities:
            Accounts payable and other accrued expenses ........................     161,674       86,442
                                                                                   ---------    ---------
                                         Net cash (used in) operating activities     (37,971)    (125,181)
                                                                                   ---------    ---------

Cash flow from financing activities:
        Net proceeds from sale of common stock (Note 4) ........................      54,000       64,500
        Payment of litigation payable (Note 6) .................................     (16,000)     (85,000)
        Proceeds from note payable to officer (Note 2) .........................     (50,000)      84,840
        Proceeds from other note payable (Note 4) ..............................      50,000       50,000
        Payments on other promissory notes .....................................        --           --
                                                                                   ---------    ---------
                                       Net cash provided by financing activities      38,000      114,340
                                                                                   ---------    ---------

                                                              Net change in cash          29      (10,841)
Cash at beginning of year ......................................................          22       10,863
                                                                                   ---------    ---------

Cash at end of year ............................................................   $      51    $      22
                                                                                   =========    =========


Supplemental cash flow information:
        Cash paid during the year for interest .................................   $   6,598    $    --
                                                                                   =========    =========
        Cash paid during the year for income taxes .............................   $    --      $    --
                                                                                   =========    =========

       Noncash investing and financing activities:
         Stock issued to pay promissory notes and accrued interest .............   $  91,142    $    --
                                                                                   =========    =========
         Stock issued to pay litigation settlement .............................   $   5,000    $    --
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