Form 10QSB
period 2005-06-30
Avalon Oil & Gas, Inc.
filed 2005-08-22
CIK 918573

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                       For the quarter ended June 30, 2005
                         Commission file number: 1-12850

                            Avalon Oil and Gas, Inc.
                          Formerly known as XDOGS, Inc.
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

                                 Yes (X) No ( )

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 181,928,543 shares of Common Stock, $.01 par value per share, outstanding as of August 15, 2005.

                            AVALON OIL AND GAS, INC.
                                   FORM 10-QSB
                                TABLE OF CONTENTS

                            AVALON OIL AND GAS, INC.
                                      INDEX


Part I: FINANCIAL INFORMATION
                                                                           Page
                                                                          ------
Item 1. Financial Statements
Condensed balance sheet, June 30, 2005 (unaudited)   ........................  3
Condensed statements of operations for the three months
     ended June 30, 2005 and 2004 (unaudited)   .............................  4
Condensed statement of changes in shareholders' deficit for the three
     months ended June 30, 2005 (unaudited)   ...............................  5
Condensed statements of cash flows for the three months
     ended June 30, 2005 and 2004 (unaudited)   .............................  6
Notes to condensed financial statements (unaudited)   .......................  7

Item 2. Management's Discussion and Analysis of Financial Condition
     and Results of Operations............................................... 10

Item 3.Controls and Procedures............................................... 12

Part II: OTHER INFORMATION................................................... 12

                            AVALON OIL AND GAS, INC.
                             CONDENSED BALANCE SHEET
                                  June 30, 2005
                                   (Unaudited)

                                     Assets

Cash .......................................................       $        187
                                                                   ============


                     Liabilities and Shareholders' Deficit
Current liabilities:
     Accounts payable:
        Accounts payable, related party (Note 2) ...........       $      6,927
        Accounts payable, other ............................            167,691
     Notes payable, related party (Note 2) .................              8,000
     Accrued liabilities ...................................             52,335
     Accrued dividends payable .............................             16,667
                                                                   ------------

                 Total current liabilities .................            251,620
                                                                   ------------

Commitments and contingencies ..............................               --

Shareholders' deficit (Note 4):
     Preferred stock .......................................                 10
     Common stock ..........................................             96,639
     Additional paid-in capital ............................         14,936,408
     Retained deficit ......................................        (15,284,490)
                                                                   ------------
                 Total shareholders' deficit ...............           (251,433)
                                                                   ------------
                                                                   $        187
                                                                   ============




            See accompanying notes to condensed financial statements


                              AVALON OIL AND GAS, INC.
                         CONDENSED STATEMENTS OF OPERATIONS
                                     (Unaudited)

                                                              Three Months Ended
                                                                   June 30,
                                                         ----------------------------
                                                             2005            2004
                                                         ------------    ------------
Operating expenses:
    Selling, general and administrative expenses .....   $     31,193    $     29,133
    Stock-based compensation (Notes 2 and 4) .........         10,000            --
                                                         ------------    ------------
                    Total operating expenses .........         41,193          29,133
                                                         ------------    ------------
                    Operating loss ...................        (41,193)        (29,133)

Interest expense:
    Related party (Note 2) ...........................         (5,749)         (5,749)
    Other ............................................           (335)         (2,188)
                                                         ------------    ------------
                    Loss before income taxes .........        (47,277)        (37,070)

Provision (benefit) for income taxes (Note 3) ........           --              --
                                                         ------------    ------------

                    Net loss .........................   $    (47,277)   $    (37,070)
                                                         ============    ============

                    Loss attributable to common stock
                       after preferred stock dividends   $    (63,944)   $    (87,070)
                                                         ============    ============

Basic and diluted loss per common share ..............   $      (0.00)   $      (0.00)
                                                         ============    ============

Basic and diluted weighted average
    common shares outstanding ........................     82,505,210      43,571,876
                                                         ============    ============



              See accompanying notes to condensed financial statements


                                    AVALON OIL AND GAS, INC.
                     CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS' DEFICIT
                                           (Unaudited)


                                                   Preferred Stock, Series A           Common Stock
                                                  ---------------------------   ---------------------------
                                                     Shares       Par Value        Shares       Par Value
                                                  ------------   ------------   ------------   ------------
                        Balance, March 31, 2005            100   $         10     79,638,543   $     79,639

Common stock issued in exchange for
    director services (Note 2) ................           --             --          900,000            900
Common stock issued in exchange for
    consulting services (Note 4) ..............           --             --          100,000            100
Common stock issued in exchange for debt and
    accrued interest (Note 2) .................           --             --       16,000,000         16,000
Dividends on preferred stock (Note 2) .........           --             --             --             --
Net loss, three months ended June 30, 2005 ....           --             --             --             --
                                                  ------------   ------------   ------------   ------------
                         Balance, June 30, 2005        100,000   $         10     96,638,543   $     96,639
                                                  ============   ============   ============   ============


Table continues below.

                                                   Additional
                                                    Paid-in        Retained
                                                    Capital         Deficit         Total
                                                  ------------   ------------    ------------
                        Balance, March 31, 2005   $ 14,690,452   $(15,227,213)   $   (457,112)

Common stock issued in exchange for
    director services (Note 2) ................          8,100           --             9,000
Common stock issued in exchange for
    consulting services (Note 4) ..............            900           --             1,000
Common stock issued in exchange for debt and
    accrued interest (Note 2) .................        236,956           --           252,956
Dividends on preferred stock (Note 2) .........           --          (10,000)        (10,000)
Net loss, three months ended June 30, 2005 ....           --          (47,277)        (47,277)
                                                  ------------   ------------    ------------
                         Balance, June 30, 2005   $ 14,936,408   $(15,284,490)   $   (251,433)
                                                  ============   ============    ============


                    See accompanying notes to condensed financial statements


                               AVALON OIL AND GAS, INC.
                          CONDENSED STATEMENTS OF CASH FLOWS
                                      (Unaudited)

                                                                  Three Months Ended
                                                                      June 30,
                                                                ----------------------
                                                                  2005          2004
                                                                ---------    ---------

                      Net cash (used in) operating activities   $  (7,864)   $ (23,007)
                                                                ---------    ---------

Cash flow from financing activities:
        Proceeds from sale of common stock ..................        --         25,000
        Proceeds from issuance of note payable (Note 2) .....       8,000         --
                                                                ---------    ---------
                    Net cash provided by financing activities       8,000       25,000
                                                                ---------    ---------

                                           Net change in cash         136        1,993
Cash at beginning of period .................................          51           22
                                                                ---------    ---------

Cash at end of period .......................................   $     187    $   2,015
                                                                =========    =========

Supplemental cash flow information:
    Cash paid during the period for:
       Interest .............................................   $    --      $   6,598
                                                                =========    =========
       Income taxes .........................................   $    --      $    --
                                                                =========    =========

    Non-cash investing and financing transactions:
       Common stock issued as payment for debt and
          accrued interest (Note 2) .........................   $ 252,956    $    --
                                                                =========    =========





               See accompanying notes to condensed financial statements

                                         6

                            AVALON OIL AND GAS, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)


Note 1: Unaudited Financial Information

The unaudited condensed financial statements presented herein have been prepared by the Company in accordance with the accounting policies in its annual Form 10-KSB report dated March 31, 2005 and should be read in conjunction with the notes thereto.

In the opinion of management, all adjustments (consisting only of normal recurring adjustments) which are necessary to provide a fair presentation of operating results for the interim periods presented have been made. The results of operations for the three months ended June 30, 2005 are not necessarily indicative of the results to be expected for the fiscal year ending March 31, 2006.

Interim financial data presented herein are unaudited.

Note 2: Related Party Transactions

Accounts Payable
----------------

As of June 30, 2005, the Company owed an officer $6,927 for general and administrative expenses paid on behalf of the Company. This liability is included in the accompanying condensed financial statements as "Accounts payable, related party".

Promissory Notes
----------------

As of March 31, 2005, the Company owed an officer two promissory notes totaling $229,960. The $145,120 note carried a 10 percent interest rate and matured in June 2004. The $84,840 note also carried a 10 percent interest rate and matured in July 2004. Accrued interest payable on the notes totaled 22,996 at June 29, 2005.

On June 29, 2005, the officer transferred the rights to the notes and the notes were subsequently cancelled in exchange for 16,000,000 shares of the Company's common stock on June 29, 2005

On June 6, 2005, a shareholder loaned the Company $8,000 for working capital in exchange for a promissory note. The note carries a 15% interest rate and matures on September 1, 2005. The obligation is included in the accompanying condensed financial statements as "Note payable, related party".

Preferred Stock
---------------

The 100 shares of Series A Preferred Stock, issued to an officer/director as payment for $500,000 in promissory notes, are convertible into the number of shares of common stock sufficient to represent 40 percent of the fully diluted shares outstanding after their issuance. The Series A Preferred Stock pays eight percent dividends. The dividends are cumulative and payable quarterly. The Series A Preferred Stock carries a liquidating preference, over all other classes of stock, equal to the amount paid for the stock plus any unpaid dividends. The Series A Preferred Stock provides for voting rights on an "as converted to common stock" basis.

                            AVALON OIL AND GAS, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)


Preferred dividends for the three months ended June 30, 2005 totaled $10,000. As of June 30, 2005, the Company owed the officer $16,667 in accrued dividends.

Stock-Based Compensation

During the three months ended June 30, 2005, the Company issued its directors 900,000 shares of its common stock for directors' fees. The transactions were recorded at the quoted market price of the stock on the date of issuance. The services, valued at $9,000, are included in the accompanying financial statements as "Stock-based compensation".

Accrued Wages

Prior to May 31, 2005, the Company accrued wages for its president at a rate of $5,000 per month. On May 31, 2005, the Company signed a new employment agreement with its president, which increases the compensation to $7,000 per month. During the three months ended March 31, 2005, the president's compensation totaled $17,000. As of June 30, 2005, the Company owed the president $27,000 in accrued compensation.

Note 3: Income Taxes

The Company records its income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes". The Company incurred net operating losses for all periods presented resulting in a deferred tax asset, which was fully allowed for; therefore, the net benefit and expense resulted in $-0- income taxes.

Note 4: Shareholders' Deficit

During May 2005, the Company issued 100,000 shares of its common stock in exchange for consulting services. The value of the stock issued, $.01 per share, was recorded at fair value based on the stock's quoted market price on the date of issuance. The $1,000 in services is included in the accompanying condensed financial statements as "Stock-based compensation".

Note 5: Asset Purchase Agreement

On May 23, 2005, the Company entered into an Asset Purchase Agreement with Mid-Continent Investments, Inc. ("MCI"), an unrelated third party, to acquire an eighty percent Net Revenue Interest in certain oil and gas leasehold interests located primarily in Montgomery County, Kansas. In connection with the acquisition, the Company acquires certain oil field equipment along with the oil and gas net revenue interests in exchange for an aggregate of 85,000,000 shares of authorized, but previously unissued, shares the Company's common stock.

In order to close the purchase transaction, the Company was required to increase the number of its authorized common shares. On July 19, 2005, the Company's authorized common shares were increased to 1,000,000,000 shares (see Note 7). The purchase transaction was closed on July 22, 2005.

                            AVALON OIL AND GAS, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)


With the issuance of 85,000,000 shares of common stock to MCI in connection with the asset purchase, MCI became the holder of approximately 46% of the Company's outstanding common stock.

Note 6: Subsequent Events

Effective July 19, 2005, the Company's shareholders approved an increase in the Company's authorized common shares from 200,000,000 to 1,000,000,000. In addition, the Company's name was changed from Xdogs, Inc. to Avalon Oil and Gas, Inc.

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

RESULTS OF OPERATIONS AND PLAN OF OPERATION

On May 23, 2005, the Company acquired an eighty percent (80%) Net Revenue Interest in certain oil and gas leasehold interests located in Montgomery County, Kansas from MCI, an unrelated entity. In connection with the acquisition, the Company also acquired certain oil field equipment along with the oil and gas net revenue interests in exchange for an aggregate of 85,000,000 authorized, but previously un-issued, shares of the Company's common stock.

The acquired oil and gas properties include a three hundred twenty (320) acre leasehold and oil field equipment.

On May 23, 2005, the Company named Thomas M. Day and Charles Gregoire de Rothschild to serve on The Company's Board of Directors until the next shareholder meeting.

On June 17, 2005, the Board of Directors and a majority of the Company's shareholders approved an amendment to our Articles of Incorporation to change the Company's name to Avalon Oil & Gas, Inc., and to increase the authorized number of shares of our common stock from 200,000,000 shares to 1,000,000,000 shares, par value of $0.001.

On July 22, 2005, we changed our name from XDOGS, Inc., to Avalon Oil and Gas, Inc., to reflect our acquisition, and we closed the transaction and delivered 85,000,000 shares of our common stock to MCI.

Acquisition Strategy

On May 23, 2005, we acquired an eighty percent (80%) Net Revenue Interest in certain oil and gas leasehold interests located in Montgomery County, Kansas from MCI, an unrelated entity. In connection with the acquisition, we also acquired certain oil field equipment along with the oil and gas net revenue interests in exchange for an aggregate of 85,000,000 authorized, but previously un-issued, shares of the Company's common stock. We closed this transaction on July 22, 2005.

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

Operations for Quarter ended June 30, 2005

As of June 30, 2005, we had $187 cash on hand, total assets of $187, and outstanding liabilities of $251,620. We did not generate any revenues during the three month period ending June 30, 2005. During this period, our selling, general, and administrative expenses were $31,193, and our interest expense was $6,084. We experienced a net loss before income taxes of $47,270 for the three-month period ending June 30, 2005.

LIQUIDITY AND CAPITAL RESOURCES

We have very little cash. Our cash and cash equivalents were $187 on June 30, 2005, compared to $2,015 on June 30, 2004.

For the three months ended June 30, 2005, we sold borrowed $8,000 from a shareholder in the Company. For the same three-month period ending June 30, 2004, we sold 2,500,000 shares of common stock for $25,000.

We need to raise additional capital during the coming fiscal year, but currently have not located additional funding. Our ability to continue operations is highly dependent upon our ability to obtain immediate additional financing, or generate revenues from our acquired oil and gas leasehold interest, and to achieve profitability, none of which can be guaranteed. Unless additional funding is located, it is highly unlikely that we can continue to operate. There is no assurance that even with adequate financing we will generate revenues and be profitable.

Ultimately, our success is dependent upon our ability to generate revenues from our oil and gas leasehold interest.

During the period ended June 30, 2005, we used $7,864 in operating activities and had $8,000 in financing activities.

Subsequent Events

We plan to raise additional capital during the coming 12 months, but currently have not identified additional funding. Our ability to continue operations is highly dependent upon our ability to obtain immediate additional financing, or generate revenues from our acquired oil and gas leasehold, none of which can be guaranteed. Unless additional funding is identified, it is highly unlikely that we can continue to operate. There is no assurance that even with adequate financing or combined operations, we will generate revenues and be profitable.

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

     c. None.

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

     2. Filed June 15, 2005, Filed Preliminary Information Statement to Amend the Company's Articles of Incorporation approved by The Company's Board of Directors and a majority of the Company's stockholders.

     3. Filed June 27, 2005, Filed Definitive Information Statement to Amend the Company's Articles of Incorporation approved by The Company's Board of Directors and a majority of the Company's stockholders.

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

99.1                Certification pursuant to Section 906 of the             *
                    Sarbanes-Oxley Act of 2002

* Incorporated by reference to a previously filed exhibit or report.

                                   SIGNATURES


     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


XDOGS, INC.


By: /s/ Kent Rodriguez
----------------------------
Date: August 22, 2005
Kent Rodriguez
Chief Executive Officer
Chief Financial and Accounting Officer