Form 10QSB
period 2005-09-30
Avalon Oil & Gas, Inc.
filed 2005-11-22
CIK 918573

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                    For the quarter ended September 30, 2005
                         Commission file number: 1-12850

                             Avalon Oil & Gas, Inc.
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

                                 Yes (X) No ( )

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 236,848,543 shares of Common Stock, $.001 par value per share, outstanding as of November 18, 2005.

                             Avalon Oil & Gas, Inc.
                                   FORM 10-QSB
                                TABLE OF CONTENTS

                             Avalon Oil & Gas, Inc.
                                      INDEX


Part I: FINANCIAL INFORMATION
                                                                           Page
                                                                          ------
Item 1. Financial Statements
Condensed balance sheet, September 30, 2005 (unaudited)......................  3
Condensed statements of operations for the three and six months ended September 30, 2005 and 2004 (unaudited)...........................  4
Condensed statement of changes in shareholders' deficit for the six months ended September 30, 2005 (unaudited).............................  5
Condensed statements of cash flows for the six months
     ended September 30, 2005 and 2004 (unaudited)...........................  6
Notes to condensed financial statements (unaudited)..........................  7

Item 2. Management's Discussion and Analysis of Financial Condition
     and Results of Operations............................................... 13

Item 3.Controls and Procedures............................................... 17

Part II: OTHER INFORMATION................................................... 17

                            AVALON OIL AND GAS, INC.
                             CONDENSED BALANCE SHEET
                               September 30, 2005
                                   (Unaudited)

                                     Assets

Current assets:
     Cash                                                          $      3,932
     Prepaid expenses                                                    12,000
                                                                   ------------

Total current assets                                                     15,932
                                                                   ------------

Oil and Gas Properties:
     Properties not being amortized                                   1,092,000
                                                                   ------------

Total Assets                                                       $  1,107,932
                                                                   ============


                      Liabilities and Shareholders' Equity
Current liabilities:
     Accounts payable:
        Accounts payable, related party (Note 3)                   $     13,265
        Accounts payable, other                                         213,898
     Notes payable, related party (Note 3)                                8,000
     Accrued liabilities                                                 25,635
     Accrued compensation                                                48,000
     Accrued dividends payable                                           26,667
                                                                   ------------

                 Total current liabilities                              335,465
                                                                   ------------

Commitments and contingencies                                              --

Shareholders' equity (Note 5):
     Preferred stock                                                         10
     Common stock                                                       231,459
     Additional paid-in capital                                      15,894,588
     Retained deficit                                               (15,353,590)
                                                                   ------------
                 Total shareholders' equity                             772,467
                                                                   ------------
                                                                   $  1,107,932
                                                                   ============


            See accompanying notes to condensed financial statements


                                            AVALON OIL AND GAS, INC.
                                       CONDENSED STATEMENTS OF OPERATIONS
                                                  (Unaudited)

                                                          Three Months Ended               Six Months Ended
                                                            September 30,                    September 30,
                                                   ------------------------------    ------------------------------
                                                        2005             2004             2005             2004
                                                   -------------    -------------    -------------    -------------
Operating expenses:
    Lease operating expense                        $      17,614    $        --      $      17,614    $        --
    Selling, general and administrative expenses          35,186           22,965           66,379           52,098
    Stock-based compensation (Notes 3 and 5)               6,000           22,000           16,000           22,000
                                                   -------------    -------------    -------------    -------------
       Total operating expenses                           58,800           44,965           99,993           74,098
                                                   -------------    -------------    -------------    -------------
       Operating loss                                    (58,800)         (44,965)         (99,993)         (74,098)

Interest expense:
    Related party (Note 3)                                  (300)          (5,749)          (6,049)         (11,498)
    Other                                                   --             (2,187)            (335)          (4,375)
                                                   -------------    -------------    -------------    -------------
       Loss before income taxes                          (59,100)         (52,901)        (106,377)         (89,971)

Provision (benefit) for income taxes (Note 4)               --               --               --               --
                                                   -------------    -------------    -------------    -------------

       Net loss                                    $     (59,100)   $     (52,901)   $    (106,377)   $     (89,971)
                                                   =============    =============    =============    =============

       Loss attributable to common stock
          after preferred stock dividends          $     (69,100)   $     (62,901)   $    (126,377)   $    (109,971)
                                                   =============    =============    =============    =============

Basic and diluted loss per common share            $       (0.00)   $       (0.00)   $       (0.00)   $       (0.00)
                                                   =============    =============    =============    =============

Basic and diluted weighted average
    common shares outstanding                        163,773,978       46,438,543      122,653,898       45,005,210
                                                   =============    =============    =============    =============


                            See accompanying notes to condensed financial statements


                                     AVALON OIL AND GAS, INC.
                      CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS' DEFICIT
                                            (Unaudited)


                                                  Preferred Stock, Series A           Common Stock
                                                 ---------------------------   ---------------------------
                                                    Shares       Par Value        Shares       Par Value
                                                 ------------   ------------   ------------   ------------
                       Balance, March 31, 2005            100   $         10     79,638,543   $     79,639

Common stock issued in exchange for
    director services (Note 3)                           --             --          900,000            900
Common stock issued in exchange for
    consulting services (Note 5)                         --             --          820,000            820
Common stock issued in exchange for debt and
    accrued interest (Note 3)                            --             --       16,000,000         16,000
Common stock issued in exchange for
    oil and gas properties                               --             --      133,000,000        133,000
Common stock issued for cash                             --             --        1,100,000          1,100
Dividends on preferred stock (Note 3)                    --             --             --             --
Net loss, six months ended September 30, 2005            --             --             --             --
                                                 ------------   ------------   ------------   ------------
                   Balance, September 30, 2005            100   $         10    231,458,543   $    231,459
                                                 ============   ============   ============   ============


Table continues below.

                                                  Additional
                                                   Paid-in        Retained
                                                   Capital         Deficit          Total
                                                 ------------   ------------    ------------
                       Balance, March 31, 2005   $ 14,690,452   $(15,227,213)   $   (457,112)

Common stock issued in exchange for
    director services (Note 3)                          8,100           --             9,000
Common stock issued in exchange for
    consulting services (Note 5)                       18,180           --            19,000
Common stock issued in exchange for debt and
    accrued interest (Note 3)                         236,956           --           252,956
Common stock issued in exchange for
    oil and gas properties                            931,000           --         1,064,000
Common stock issued for cash                            9,900           --            11,000
Dividends on preferred stock (Note 3)                    --          (20,000)        (20,000)
Net loss, six months ended September 30, 2005            --         (106,377)       (106,377)
                                                 ------------   ------------    ------------
                   Balance, September 30, 2005   $ 15,894,588   $(15,353,590)   $    772,467
                                                 ============   ============    ============



                See accompanying notes to condensed financial statements


                                 AVALON OIL AND GAS, INC.
                            CONDENSED STATEMENTS OF CASH FLOWS
                                        (Unaudited)

                                                                      Six Months Ended
                                                                        September 30,
                                                                 --------------------------
                                                                    2005           2004
                                                                 -----------    -----------

           Net cash provided by(used in) operating activities    $    12,881    $   (25,022)
                                                                 -----------    -----------

Cash flow from investing activities:
        Additions to oil and gas properties                          (28,000)          --
                                                                 -----------    -----------
                        Net cash used in investing activities        (28,000)          --
                                                                 -----------    -----------


Cash flow from financing activities:
        Proceeds from sale of common stock                            11,000         25,000
        Proceeds from issuance of note payable (Note 2)                8,000           --
                                                                 -----------    -----------
                     Net cash provided by financing activities        19,000         25,000
                                                                 -----------    -----------

                                            Net change in cash         3,881            (22)
Cash at beginning of period                                               51             22
                                                                 -----------    -----------

Cash at end of period                                            $     3,932    $      --
                                                                 ===========    ===========

Supplemental cash flow information:
   Cash paid during the period for:
       Interest                                                  $      --      $     6,598
                                                                 ===========    ===========
       Income taxes                                              $      --      $      --
                                                                 ===========    ===========

    Non-cash investing and financing transactions:
       Common stock issued as payment for debt and
          accrued interest (Note 2)                              $   252,956    $      --
                                                                 ===========    ===========
       Common stock issued in exchange for oil and gas
          properties                                             $ 1,064,000    $      --
                                                                 ===========    ===========
       Common stock issued in exchange for consulting services   $    19,000    $      --
                                                                 ===========    ===========
       Common stock issued in exchange for directors' fees       $     9,000    $      --
                                                                 ===========    ===========


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

In the opinion of management, all adjustments (consisting only of normal recurring adjustments) which are necessary to provide a fair presentation of operating results for the interim periods presented have been made. The results of operations for the six months ended September 30, 2005 are not necessarily indicative of the results to be expected for the fiscal year ending March 31, 2006.

Interim financial data presented herein are unaudited.

Note 2: Summary of Significant Accounting Policies

The following is a summary of significant accounting policies as of September 30, 2005:

Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires us to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Basis of Accounting

     The Company's financial statements are prepared using the accrual method of accounting. Revenues are recognized when earned and expenses when incurred.

Uninsured Cash Balances

     The Company maintains its cash balances at several financial institutions. Accounts at the institutions are insured by the Federal Deposit Insurance Corporation up to $100,000. Periodically, the Company's cash balances are in excess of this amount.

Accounts Receivable

     The Company conducts the majority of its operations in the States of Kansas and Oklahoma and operates exclusively in the natural gas and oil industry. The Company's joint interest and natural gas and oil sales receivables are generally unsecured; however, the Company has not experienced any significant losses to date. Receivables are recorded at the estimate of amounts due based upon the terms of the related agreements.

     Management periodically assesses the Company's accounts receivable and establishes an allowance for estimated uncollectible amounts. Accounts determined to be uncollectible are charged to operations when that determination is made.

                            AVALON OIL AND GAS, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)


Natural Gas and Oil Properties

     The Company follows the full cost method of accounting for natural gas and oil properties, prescribed by the Securities and Exchange Commission ("SEC"). Under the full cost method, all acquisition, exploration, and development costs are capitalized. The Company capitalizes internal costs including: salaries and related fringe benefits of employees directly engaged in the acquisition, exploration and development of natural gas and oil properties, as well as other directly identifiable general and administrative costs associated with such activities.

     All capitalized costs of natural gas and oil properties, including the estimated future costs to develop proved reserves, are amortized on the units-of-production method using estimates of proved reserves. Investments in unproved reserves and major development projects are not amortized until proved reserves associated with the projects can be determined or until impairment occurs. If the results of an assessment indicate that the properties are impaired, the amount of the impairment is added to the capitalized costs to be amortized. Abandonment's of natural gas and oil properties are accounted for as adjustments of capitalized costs; that is, the cost of abandoned properties is charged to the full cost pool and amortized.

     Under the full cost method, the net book value of natural gas and oil properties, less related deferred income taxes, may not exceed a calculated "ceiling". The ceiling is the estimated after-tax future net revenue from proved natural gas and oil properties, discounted at 10% per annum plus the lower of cost or fair market value of unproved properties adjusted for the present value of all future oil and gas hedges. In calculating future net revenues, prices and costs in effect at the time of the calculation are held constant indefinitely, except for changes that are fixed and determinable by existing contracts. The net book value is compared to the ceiling on a quarterly basis. The excess, if any, of the net book value above the ceiling is required to be written off as an expense.

     Sales of proved and unproved properties are accounted for as adjustments of capitalized costs with no gain or loss recognized, unless such adjustments would significantly alter the relationship between the capitalized costs and proved reserves of natural gas and oil, in which case the gain or loss is recognized in income.

Earnings per Common Share

     Statement of Financial Accounting Standards ("SFAS") 128, Earnings Per Share, requires presentation of "basic" and "diluted" earnings per share on the face of the statements of operations for all entities with complex capital structures. Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted during the period. Dilutive securities having an antidilutive effect on diluted earnings per share are excluded from the calculation.

                            AVALON OIL AND GAS, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)


Recently Issued Accounting Standards

Inventory Costs - an amendment of ARB No. 43

     In November 2004, the FASB issued SFAS No. 151, Inventory Costs - an amendment of ARB No. 43, Chapter 4. Statement No. 151 requires that certain abnormal costs associated with the manufacturing, freight, and handling costs associated with inventory be charged to current operations in the period in which they are incurred. The financial statements are unaffected by implementation of this new standard.

Revision of SFAS No. 123, Share-Based Payment

     In December 2004, the FASB issued a revision of SFAS No. 123, Share-Based Payment. The statement establishes standards for the accounting for transactions in which an entity exchanges its equity investments for goods and services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. The statement does not change the accounting guidance for share-based payments with parties other than employees. The statement is effective for the quarter beginning January 1, 2006. The Company does not expect this statement to have a material effect on its reporting.

Accounting for Exchanges of Non-monetary Assets-amendment of APB Opinion No. 29

     In December 2004, the FASB issued SFAS No. 153, Exchanges of Non-monetary Assets-amendment of APB Opinion No. 29. Statement 153 eliminates the exception to fair value for exchanges of similar productive assets and replaces it with a general exception for exchanged transactions that do not have a commercial substance, defined as transactions that are not expected to result in significant changes in the cash flows of the reporting entity. This statement is effective for exchanges of non-monetary assets occurring after September 15, 2005. The Company does not expect this statement to have a material effect on its reporting.

Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3

     In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3. Statement 154 requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. The statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not expect this statement to have a material effect on its reporting.

                            AVALON OIL AND GAS, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)


Note 3: Related Party Transactions

Accounts Payable
----------------

As of September 30, 2005, the Company owed an officer $13,265 for general and administrative expenses paid on behalf of the Company. This liability is included in the accompanying condensed financial statements as "Accounts payable, related party".

Promissory Notes
----------------

As of March 31, 2005, the Company owed an officer two promissory notes totaling $229,960. The $145,120 note carried a 10 percent interest rate and matured in June 2004. The $84,840 note also carried a 10 percent interest rate and matured in July 2004. Accrued interest payable on the notes totaled 22,996 at June 29, 2005. On June 29, 2005, the officer transferred the rights to the debts and the debts were subsequently cancelled in exchange for 16,000,000 shares of the Company's common stock.

On June 6, 2005, a shareholder loaned the Company $8,000 for working capital in exchange for a promissory note. The note carries a 15% interest rate and matured on September 1, 2005. As of September 30, 2005, the note had not been paid by the Company.

Preferred Stock
---------------

The 100 shares of Series A Preferred Stock, issued to an officer/director as payment for $500,000 in promissory notes, are convertible into the number of shares of common stock sufficient to represent 40 percent of the fully diluted shares outstanding after their issuance. The Series A Preferred Stock pays an eight percent (8%) dividends. The dividends are cumulative and payable quarterly. The Series A Preferred Stock carries liquidating preference, over all other classes of stock, equal to the amount paid for the stock plus any unpaid dividends. The Series A Preferred Stock provides for voting rights on an "as converted to common stock" basis.

Preferred dividends for the three months ended September 30, 2005 totaled $10,000. As of September 30, 2005, the Company owed the officer $26,667 in accrued dividends.

Stock-Based Compensation
------------------------

During the six months ended September 30, 2005, the Company issued its directors 900,000 shares of its common stock for directors' fees. The transactions were recorded at the quoted market price of the stock on the date of issuance. The services, valued at $9,000, are included in the accompanying financial statements as "Stock-based compensation".

                            AVALON OIL AND GAS, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)


Accrued Wages
-------------

Prior to May 31, 2005, the Company accrued wages for its president at a rate of $5,000 per month. On May 31, 2005, the Company signed a new employment agreement with its president, which increases the compensation to $7,000 per month. During the three months ended September 30, 2005, the president's compensation totaled $21,000. As of September 30, 2005, the Company owed the president $48,000 in accrued compensation.

Note 4: Income Taxes

The Company records its income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes". The Company incurred net operating losses for all periods presented resulting in a deferred tax asset, which was fully allowed for; therefore, the net benefit and expense resulted in $-0- income taxes.

Note 5: Shareholders' Equity

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

On September 12, 2005, the Company issued 720,000 share of its common stock in exchange for consulting services. The value of the stock issued, $.025 per share, was recorded at fair value based on the stock's quoted market price on the date of of the consulting agreement.

Note 6: Asset Purchase Agreement

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

In order to close the purchase transaction, the Company was required to increase the number of its authorized common shares. On July 19, 2005, the Company's authorized common shares were increased to 1,000,000,000 shares (see Note 5). The purchase transaction was closed on July 22, 2005.

                            AVALON OIL AND GAS, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)


With the issuance of 85,000,000 shares of common stock to MCI in connection with the asset purchase, MCI became the holder of approximately 46% of the Company's outstanding common stock.

On August 25, 2005, the Company issued 48,000,000 shares of authorized, but previously unissued, shares of the Company's common stock to Sooner Trend Leasing, L.L.C, an unrelated third party, to purchase a one hundred percent (100%) working interest, seventy-eight percent (78%) net revenue interest, in 2,400 acres located in Canadian County, Oklahoma, from Sooner Trend Leasing, L.L.C.

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

RESULTS OF OPERATIONS AND PLAN OF OPERATION

On May 23, 2005, the Company acquired an eighty percent (80%) Net Revenue Interest in certain oil and gas leasehold interests located in Montgomery County, Kansas, from Mid Continent Investments, an unrelated entity. In connection with the acquisition, the Company also acquired certain oil field equipment along with the oil and gas net revenue interests in exchange for an aggregate of 85,000,000 authorized, but previously un-issued, shares of the Company's common stock.

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

On July 22, 2005, we changed our name from XDOGS, Inc., to Avalon Oil and Gas, Inc., to reflect our acquisition, and we closed the transaction and delivered 85,000,000 shares of our common stock to Mid Continent Investments.

On August 29, 2005 we acquired a one hundred percent (100%) working interest, seventy-eight percent (78%) net revenue interest, in 2,400 acres located in Canadian County, Oklahoma, from Sooner Trend Leasing LLC, payable by delivering 48,000,000 authorized, but previously un-issued, shares of the Company's common stock. The leasehold is in the Sooner Trend Field in Northwestern, Oklahoma. The leases contain several pre-maturely abandoned oil and gas wells. Every potential re-entry location is offset by a producing well, which has produced significantly more oil and gas than the pre-maturely abandoned wells on our leasehold. We plan to seek Joint Venture Financing to re-enter these previously abandoned wells and use advanced well stimulation and completion technologies to re-establish production, and generate stable cash flows.

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

On August 29, 2005 we acquired a one hundred percent (100%) working interest, seventy-eight percent (78%) net revenue interest, in 2,400 acres located in Canadian County, Oklahoma, from Sooner Trend Leasing LLC, payable by delivering 48,000,000 Restricted Shares of the Company's Common Stock. The leasehold is in the Sooner Trend Field in Northwestern, Oklahoma.

We plan to acquire oil and gas producing properties in Kansas and Oklahoma with a combination of cash, debt, and equity. All of these properties will have proven reserves, generate immediate cash flow, provide low risk, in-field drilling locations and expand production within a proven oil and gas field. We will aggressively develop these low cost/low risk properties and rapidly enhance shareholder value.

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

Operations for Three Months ended September 30, 2005

As of September 30, 2005, we had $3,932 in cash on hand, current assets of $15,932, oil and gas properties of $1,092,000, and total assets of $1,107,932, and outstanding liabilities of $335,465.

We did not generate any revenues during the three month period ending September 30, 2005. During this period, our lease operating expense was $17,614, our selling, general, and administrative expenses were $35,186, as opposed to $22,965 for the same three month period ending September 30, 2004. During the three month period ending September 30, 2005, we had $300 in interest expense, as opposed to $7,936 for the same three month period ending September 30, 2004. We experienced a net loss before income taxes of $69,100 for the three month period ending September 30, 2005, as opposed to $62,901 for the three month period ending September 30, 2004.

On July 22, 2005, we issued 85,000,000 shares of our common stock to Mid Continent Investments for an eighty percent (80%) Net Revenue Interest in certain oil and gas leasehold interests located in Montgomery County, Kansas.

We issued 48,000,000 shares of our common stock to Sooner Trend Leasing LLC, on August 29, 2005 for an undivided one hundred percent (100%) working interest, seventy-eight percent (78%) net revenue interest, in 2,400 acres located in Canadian County, Oklahoma.

Operations for the Six Months Ended September 30, 2005

We did not generate any revenues during the six month period ending September 30, 2006. During this period, our lease operating expense was $17,614, our selling, general, and administrative expenses were $66,379, as opposed to $52,098 for the same six month period ending September 30, 2004. We did not have any lease operating expense for the six month period ending September 30, 2004. For the six month period ending September 30, 2005 our interest expense was $6,384 as opposed to $15,873 for the same six month period ending September 30, 2004. We experienced a net loss before income taxes of $126,377 for the six month period ending September 30, 2005, as opposed to $109,971 for the same six month period ending September 30, 2004.

On July 22, 2005, we issued 85,000,000 shares of our common stock to Mid Continent Investments for an eighty percent (80%) Net Revenue Interest in certain oil and gas leasehold interests located in Montgomery County, Kansas.

We issued 48,000,000 shares of our common stock to Sooner Trend Leasing LLC, on August 29, 2005 for an undivided one hundred percent (100%) working interest, seventy-eight percent (78%) net revenue interest, in 2,400 acres located in Canadian County, Oklahoma.

LIQUIDITY AND CAPITAL RESOURCES

We have very little cash. Our cash and cash equivalents were $3,932, on September 30, 2005, compared to a negative $117 on September 30, 2004. As a result of having very little cash, we met our liquidity needs through the issuance of our common shares for cash.

For the six months ended September 30, 2005, we sold 1,100,000 shares of common stock for $11,000, as compared to $25,000 for the six months ended September 30, 2004.

During the six months ended September 30, 2005, we used $28,000 in investing activities. Our financing activities for this period provided cash of $19,000.

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

ITEM 2. - CHANGES IN SECURITIES

     a.   None.

     b.   None.

     c. Recent Sales of Unregistered Securities. During the three months ended September 30, 2005, we sold 1,100,000 shares of our Common Stock. We relied on Section 4(2) of the Securities Act of 1933, as amended, for the issuance of these securities.

     d.   None.

ITEM 3. - DEFAULTS UPON SENIOR SECURITIES.  None.

ITEM 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None

ITEM 5. OTHER INFORMATION. None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Form 8-K

     1. Filed November 15, 2005, regarding Changes In Registrant's Certifying Accountant.

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

32                Certification pursuant to Section 906 of the             *
                    Sarbanes-Oxley Act of 2002

* Incorporated by reference to a previously filed exhibit or report.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Avalon Oil & Gas, Inc.


By:  /s/ Kent Rodriguez
-------------------------------
Date: November 21, 2005
Kent Rodriguez
Chief Executive Officer
Chief Financial and Accounting Officer