Form 10QSB/A
period 2005-09-30
Avalon Oil & Gas, Inc.
filed 2006-02-21
CIK 918573

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB/A
             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                    For the quarter ended September 30, 2005
                         Commission file number: 1-12850

                             Avalon Oil & Gas, Inc.
                          Formerly known as XDOGS, Inc.
          --------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


             Nevada                                           84-1168832
 ------------------------------                          ---------------------
(State or other jurisdiction of                                 I.R.S
 incorporation or organization)                          Identification Number

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

                                 Yes (X) No ( )

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 172,048,543 shares of Common Stock, $.001 par value per share, outstanding as of February 16, 2007.

This amended Quarterly Report on Form 10-QSB/A revises Item 1. Financial Statements in that the previously filed Report included expenses relating to the proposed acquisition of an eighty percent (80%) Net Revenue Interest in certain oil and gas leasehold interests located primarily in the Montgomery County, Kansas and certain oil field equipment, (the "Assets") from Mid-Continent Investments, Inc. ("MCI"). On July 22, 2005, the Company delivered 85,000,000 shares of its common stock to MCI, in anticipation of receipt of an assignment transferring ownership of the Assets.

As of January 25, 2006, the Company had not received an assignment of the Assets, and sent a letter to our transfer agent canceling the 85,000,000 shares that were issued and delivered to MCI, for failure of consideration. Further, the Company has notified MCI that we no longer intend to acquire the Assets.

On August 29, 2005 we acquired a one hundred percent (100%) working interest, seventy-eight percent (78%) net revenue interest, in 2,400 acres located in Canadian County, Oklahoma ("The Oklahoma Properties"), from Sooner Trend Leasing LLC, payable by delivering 48,000,000 authorized, but previously un-issued, shares of the Company's common stock.

On February 13, 2005, the Company returned The Oklahoma Properties to Sooner Trend Leasing LLC, and sent a letter to our transfer agent canceling the 48,000,000 shares of stock issued to Sooner Trend Leasing LLC.

This Form 10-QSB/A amends the previously issued 10-QSB for the quarter ended September 30, 2005 to reflect the effect of the cancellation of these two stock transactions.

                             Avalon Oil & Gas, Inc.
                                  FORM 10-QSB/A
                                TABLE OF CONTENTS

                             Avalon Oil & Gas, Inc.
                                      INDEX


Part I: FINANCIAL INFORMATION
                                                                          Page
                                                                         ------
Item 1. Financial Statements
Condensed balance sheet, September 30, 2005 (unaudited)..................... 3
Condensed statements of operations for the six months
     ended September 30, 2005 and 2004 (unaudited).......................... 4
Condensed statement of changes in shareholders' deficit for the six months ended September 30, 2005 (unaudited)............................ 5
Condensed statements of cash flows for the six months
     ended September 30, 2005 and 2004 (unaudited).......................... 6
Notes to condensed financial statements (unaudited)......................... 7

Item 2. Management's Discussion and Analysis of Financial Condition
          and Results of Operations......................................... 11

Item 3.Controls and Procedures.............................................. 14

Part II: OTHER INFORMATION.................................................. 15

Item 1.  Legal Proceedings

Item 2.  Unregistered Sales of Equity Securities

Item 3.  Defaults Upon Senior Securities

Item 4.  Submission of Matters to a Vote of Security Holders

Item 5.  Exhibits and Reports on Form 8-K

                            AVALON OIL AND GAS, INC.
                             CONDENSED BALANCE SHEET
                               September 30, 2005
                                   (Unaudited)

                                     Assets

Cash                                                               $      4,075
Prepaid expenses                                                         12,000
                                                                   ------------

Total Current Assets                                                     16,075
                                                                   ------------

Total Assets                                                       $     16,075
                                                                   ============


                     Liabilities and Shareholders' Deficit

Current liabilities:
     Accounts payable:
        Accounts payable, related party (Note 2)                   $     13,265
        Accounts payable, other                                         182,427
     Notes payable, related party (Note 2)                                8,000
     Accrued liabilities                                                 25,635
     Accrued compensation                                                48,000
     Accrued dividends payable                                           26,667
                                                                   ------------

                 Total current liabilities                              303,994
                                                                   ------------

Commitments and contingencies                                              --

Shareholders' deficit (Note 4):
     Preferred stock                                                    500,000
     Common stock                                                        98,459
     Additional paid-in capital                                      14,463,598
     Retained deficit                                               (15,349,976)
                                                                   ------------
                 Total shareholders' deficit                           (287,919)
                                                                   ------------
                                                                   $     16,075
                                                                   ============

            See accompanying notes to condensed financial statements


                                                     AVALON OIL AND GAS, INC.
                                               CONDENSED STATEMENTS OF OPERATIONS
                                                           (Unaudited)

                                                                   Three Months Ended                      Six Months Ended
                                                                     September 30,                          September 30,
                                                              -------------------------------       --------------------------------
                                                                  2005               2004               2005               2004
                                                              ------------       ------------       ------------       -------------

Operating expenses:
    Selling, general and administrative expenses              $     49,186       $     22,965       $     80,379       $     52,098
    Stock-based compensation (Notes 2 and 4)                         6,000             22,000             16,000             22,000
                                                              ------------       ------------       ------------       ------------
       Total operating expenses                                     55,186             44,965             96,379             74,098
                                                              ------------       ------------       ------------       ------------

       Operating loss                                              (55,186)           (44,965)           (96,379)           (74,098)

Interest expense:
    Related party (Note 2)                                            (300)            (5,749)            (6,049)           (11,498)
    Other                                                             --               (2,187)              (335)            (4,375)
                                                              ------------       ------------       ------------       ------------
       Loss before income taxes                                    (55,486)           (52,901)          (102,763)           (89,971)

Provision (benefit) for income taxes (Note 3)                         --                 --                 --                 --
                                                              ------------       ------------       ------------       ------------

       Net loss                                               $    (55,486)      $    (52,901)      $   (102,763)      $    (89,971)
                                                              ============       ============       ============       ============

       Loss attributable to common stock
          after preferred stock dividends                     $    (65,486)      $    (62,901)      $   (122,763)      $   (109,971)
                                                              ============       ============       ============       ============

Basic and diluted loss per common share                       $      (0.00)      $      (0.00)      $      (0.00)      $      (0.00)
                                                              ============       ============       ============       ============

Basic and diluted weighted average
    common shares outstanding                                   96,730,500         46,438,543         88,948,980         45,005,210
                                                              ============       ============       ============       ============

                                             See accompanying notes to condensed financial statements



                                                         AVALON OIL AND GAS, INC.
                                       CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS' DEFICIT
                                                                (Unaudited)


                              Preferred Stock, Series A           Common Stock
                              -------------------------    ------------------------   Additional
                                         Liquidation                                   Paid-in         Retained
                                Shares      Value            Shares      Par Value      Capital        Deficit          Total
                                -------- -----------       ----------  ------------   ------------   -----------    ------------

Balance, March 31, 2005           100   $    500,000       79,638,543  $     79,639   $ 14,190,462   $(15,227,213)  $   (457,112)

Common stock issued in
    exchange for
    director services (Note 2)      --             --         900,000           900          8,100           --            9,000
Common stock issued in
    exchange for
    consulting services (Note 4)    --             --         820,000           820         18,180           --           19,000
Common stock issued in
    exchange for debt and
    accrued interest (Note 2)       --             --      16,000,000        16,000        236,956           --          252,956
Common stock issued for cash        --             --       1,100,000         1,100          9,900           --           11,000
Dividends on preferred
    stock (Note 2)                  --             --            --            --             --           20,000         12,000
Net loss, six months
    ended September 30, 2005        --             --            --            --             --         (102,763)      (102,763)
                                --------   ------------  ------------  ------------   ------------    ------------  ------------
   Balance, September 30, 2005       100   $    500,000    98,458,543  $     98,459   $ 14,463,598   $(15,349,976)  $   (257,919)
                                ========   ============  ============  ============   ============    ============  ============

                                         See accompanying notes to condensed financial statements



                                              AVALON OIL AND GAS, INC.
                                        CONDENSED STATEMENTS OF CASH FLOWS
                                                   (Unaudited)

                                                                                  Six Months Ended
                                                                                    September 30,
                                                                             ----------------------------
                                                                               2005                2004
                                                                             ---------           --------

          Net cash provided(used) in operating activities                    $ (14,976)          $(25,022)
                                                                             ---------           --------

Cash flow from investing activities:
   Additions to oil and gas properties                                            --                 --
                                                                             ---------           --------
                     Net cash used in investing activities                        --                 --
                                                                             ---------           --------

Cash flow from financing activities:
  Proceeds from sale of common stock                                            11,000             25,000
  Proceeds from issuance of note payable (Note 2)                                8,000               --
                                                                             ---------           --------
                 Net cash provided by financing activities                      19,000             25,000
                                                                             ---------           --------

                                        Net change in cash                       4,024                (22)
Cash at beginning of period                                                         51                 22
                                                                             ---------           --------

Cash at end of period                                                        $   4,075           $   --
                                                                             =========           ========

Supplemental cash flow information: Cash paid during the period for:
       Interest                                                              $    --             $  6,598
                                                                             =========           ========
       Income taxes                                                          $    --             $   --
                                                                             =========           ========

    Non-cash investing and financing transactions:
       Common stock issued as payment for debt and
          accrued interest (Note 2)                                          $ 252,956           $   --
                                                                             =========           ========
       Common stock issued in exchange for consulting services               $  19,000           $   --
                                                                             =========           ========
       Common stock issued in exchange for directors' fees                   $   9,000           $   --
                                                                             =========           ========


                         See accompanying notes to condensed financial statements

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

                            AVALON OIL AND GAS, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

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

                           AVALON OIL AND GAS, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)


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

Note 6: Subsequent Events

In October of 2005 the Company sold 5,000,000 shares of common stock at $0.01 per common share for a total of $50,000.

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

RESULTS OF OPERATIONS AND PLAN OF OPERATION

On May 23, 2005, the Company signed a Letter of Intent to acquire an eighty percent (80%) Net Revenue Interest in certain oil and gas leasehold interests located primarily in the Montgomery County, Kansas and certain oil field equipment, (the "Assets") from Mid-Continent Investments, Inc. ("MCI").

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

On July 22, 2005, we changed our name from XDOGS, Inc., to Avalon Oil and Gas, Inc., to reflect our acquisition, and we closed the transaction and delivered 85,000,000 shares of our common stock to MCI in anticipation of receipt of an assignment transferring ownership of the Assets.

On August 29, 2005 we acquired a one hundred percent (100%) working interest seventy-eight percent (78%) net revenue interest in 2,400 acres located in Canadian County, Oklahoma ("The Oklahoma Properties"), from Sooner Trend Leasing LLC, payable by delivering 48,000,000 authorized, but previously un-issued, shares of the Company's common stock.

On December 20, 2005, the Company elected Kent Rodriguez, Douglas Barton and Thad Kaplan to serve on The Company's Board of Directors until the next shareholder meeting, by less than unanimous written consent in lieu of taking such action at an annual meeting of stockholders.

As of January 25, 2006, the Company had not received an assignment of the Assets, and we sent a letter to our transfer agent canceling the 85,000,000 shares that were issued and delivered to MCI, for failure of consideration. Further, the Company has notified MCI that we no longer intend to acquire the Assets.

On February 13, 2005, the Company returned The Oklahoma Properties to Sooner Trend Leasing LLC, and sent a letter to our transfer agent canceling the 48,000,000 shares of stock issued to Sooner Trend Leasing LLC.

Acquisition Strategy

We plan to acquire oil and gas producing properties with a combination of cash, debt, and equity. All of these properties will have proven reserves, generate immediate cash flow, provide low risk, in-field drilling locations and expand production within a proven oil and gas field. We will aggressively develop these low cost/low risk properties and rapidly enhance shareholder value.

We currently are evaluating two oil and gas producing properties.

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

Operations for Three Months ended September 30, 2005.

As of September 30, 2005, we had 4,075 in cash on hand, current assets of $16,075, and outstanding liabilities of $303,994.

We did not generate any revenues during the three month period ending September 30, 2005. During this period, our selling, general, and administrative expenses were $55,186, as opposed to $44,965 for the same three month period ending September 30, 2004. During the three month period ending September 30, 2005 we had $300 in interest expense, as opposed to $7,936 for the same three month period ending September 30, 2004. We experienced a net loss before income taxes of $55,486 for the three month period ending September 30, 2005, as opposed to $52,901 for the three month period ending September 30, 2004.

Operations for the Six Months Ended September 30, 2005

We did not generate any revenues during the six month period ending September 30, 2006. During this period, our selling, general, and administrative expenses were $96,379, as opposed to $74,098 for the same six month period ending September 30, 2004. For the six month period ending September 30, 2005 our interest expense was $6,484 as opposed to $15,873 for the same six month period ending September 30, 2004. We experienced a net loss before income taxes of $102,763 for the six month period ending September 30, 2005, as opposed to $89,971 for the same six month period ending September 30, 2004.

LIQUIDITY AND CAPITAL RESOURCES

We have very little cash. Our cash and cash equivalents were $4,075, on September 30, 2005, compared to a negative $117 on September 30, 2004. As a result of having very little cash, we met our liquidity needs through the issuance of our common shares for cash.

For the six months ended September 30, 2004, we sold 1,100,000 shares of common stock for $11,000, as compared to 2,500,000 shares of common stock for $25,000 for the six months ended September 30, 2004. Our financing activities for the six months ended September 30, 2005 provided cash of $19,000.

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

ITEM 2. - UNREGISTERED SALES OF EQUITY SECURITIES

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

ITEM 5. OTHER INFORMATION. None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Form 8-K

     1. Filed November 15, 2005, regarding Changes In Registrant's Certifying Accountant.

     2. Filed January 26, 2006, regarding cancellation of 85,000,000 shares issued to Mid-Continent Investments.

     3. Filed February 13, 2006, regarding cancellation of 48,000,000 shares issued to Sooner Trend Leasing LLC.

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


Avalon Oil & Gas, Inc.


By:  /s/ Kent Rodriguez
--------------------------------------
Date: February 21, 2005
Kent Rodriguez
Chief Executive Officer
Chief Financial and Accounting Officer