Form 10QSB
period 2005-12-31
Avalon Oil & Gas, Inc.
filed 2006-02-21
CIK 918573

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the quarter ended December 31, 2005
                         Commission file number 1-12850

                             Avalon Oil & Gas, Inc.
                          Formerly known as XDOGS, INC.
         ---------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

                          7000 Flour Exchange Building
                             310 Fourth Avenue South
                          Minneapolis, Minnesota 55415
                     --------------------------------------
                    (Address of principal executive offices)

             Nevada                                             84-1168832
 ------------------------------                           ---------------------
(State or other jurisdiction of                                   I.R.S.
incorporation or organization)                            Identification Number
                                 (612) 359-9020
          ------------------------------------------------------------
         (Small business issuer's telephone number including area code)
                                   ----------
Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes (X) No ( )


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 172,048,543 shares of Common Stock, $.001 par value per share, outstanding as of February 16, 2005.

                            AVALON OIL AND GAS, INC.
                                      INDEX


Part I: FINANCIAL INFORMATION
Item 1.  FINANCIAL STATEMENTS
                                                                           Page
                                                                           ----

Item 1. Financial Statements
Condensed balance sheet, December 31, 2005 (unaudited).....................   3
Condensed statements of operations for the three and nine months
     ended December 31, 2005 and 2004 (unaudited)..........................   4
Condensed statements of cash flows for the nine months
     ended December 31, 2005 and 2004 (unaudited)..........................   5
Notes to condensed financial statements (unaudited)........................   6

Item 2. Management's Discussion and Analysis of Financial Condition
     and Results of Operations.............................................  10

Item 3.Controls and Procedures.............................................  13

Part II: OTHER INFORMATION.................................................. 13

Item 1.  Legal Proceedings

Item 2.  Unregistered Sales of Equity Securities

Item 3.  Defaults Upon Senior Securities

Item 4.  Submission of Matters to a Vote of Security Holders

Item 5.  Other Information

Item 6.  Exhibits and Reports on Form 8-K

                                 AVALON OIL AND GAS, INC.
                             CONDENSED BALANCE SHEET
                                    December 31, 2005
                                   (Unaudited)

                                     Assets

Cash                                                               $     20,041
Accounts Receivable - Other                                               5,985
Prepaid expenses                                                         89,333
                                                                   ------------

Total Current Assets                                                    115,359
                                                                   ------------

Total Assets                                                       $    115,359
                                                                   ============


                      Liabilities and Shareholders' Deficit

Current liabilities:
     Accounts payable:
        Accounts payable, related party (Note 2)                   $     15,971
        Accounts payable, other                                         154,038
     Notes payable                                                       22,513
     Accrued liabilities                                                 25,895
     Accrued compensation                                                31,500
     Accrued dividends payable                                           10,000
                                                                   ------------

                 Total current liabilities                              259,917
                                                                   ------------

Commitments and contingencies                                              --

Shareholders' deficit (Note 4):
     Preferred stock                                                    500,000
     Common stock                                                       119,659
     Additional paid-in capital                                      14,673,352
     Retained deficit                                               (15,437,569)
                                                                   ------------
                 Total shareholders' deficit                           (144,558)
                                                                   ------------
                                                                   $    115,359
                                                                   ============

            See accompanying notes to condensed financial statements


                                                  AVALON OIL AND GAS, INC.
                                             CONDENSED STATEMENTS OF OPERATIONS
                                                      (Unaudited)

                                                          Three Months Ended                    Nine Months Ended
                                                              December 31,                         December 31,
                                                   --------------------------------      --------------------------------
                                                        2005                2004             2005               2004
                                                   -------------      -------------      -------------      -------------

Operating expenses:
    Selling, general and administrative expenses   $      55,195      $      17,284      $     135,574      $      69,382
    Stock-based compensation                              16,667               --               32,667             22,000
                                                   -------------      -------------      -------------      -------------
       Total operating expenses                           71,862             17,284            168,241            91,382
                                                   -------------      -------------      -------------      -------------

       Operating loss                                    (71,862)           (17,284)          (168,241)           (91,382)

Interest expense:
    Related party                                           --               (5,749)            (6,049)           (17,247)
    Other                                                 (5,762)            (2,188)            (6,097)            (6,563)
                                                   -------------      -------------      -------------      -------------
       Loss before income taxes                          (77,624)           (25,221)          (180,387)          (115,192)

Provision (benefit) for income taxes                        --                 --                 --                 --
                                                   -------------      -------------      -------------      -------------

       Net loss                                    $      77,624     $     (25,221)     $    (180,387)     $    (115,192)
                                                   =============      =============      =============      =============

       Loss attributable to common stock
          after preferred stock dividends          $     (87,624)     $     (35,221)     $    (210,387)     $    (145,192)
                                                   =============      =============      =============      =============

Basic and diluted loss per common share            $       (0.00)     $       (0.00)     $       (0.00)     $       (0.00)
                                                   =============      =============      =============      =============

Basic and diluted weighted average
    common shares outstanding                        102,099,847         47,105,210         93,340,725         45,705,210
                                                   =============      =============      =============      =============


                                    See accompanying notes to condensed financial statements




                                           AVALON OIL AND GAS, INC.
                                      CONDENSED STATEMENTS OF CASH FLOWS
                                                (Unaudited)

                                                                                   Nine Months Ended
                                                                                     December 31,
                                                                              ----------------------------
                                                                                2005                2004
                                                                              ---------           --------

           Net cash provided(used) in operating activities                    $(139,010)          $(28,980)
                                                                              ---------           --------

Cash flow from investing activities:
        Additions to oil and gas properties                                        --                 --
                                                                              ---------           --------
                     Net cash used in investing activities                         --                 --
                                                                              ---------           --------


Cash flow from financing activities:
        Proceeds from sale of common stock                                      109,000             29,000
        Payments on notes payable                                                (8,000)              --
        Proceeds from issuance of note payable (Note 2)                          58,000               --
                                                                              ---------           --------
                 Net cash provided by financing activities                      159,000             29,000
                                                                              ---------           --------

                                        Net change in cash                       19,990                 20
Cash at beginning of period                                                          51                 22
                                                                              ---------           --------

Cash at end of period                                                         $  20,041           $     42
                                                                              =========           ========

Supplemental cash flow information: Cash paid during the period for:
       Interest                                                               $    --             $  6,598
                                                                              =========           ========
       Income taxes                                                           $    --             $   --
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

In the opinion of management, all adjustments (consisting only of normal recurring adjustments) which are necessary to provide a fair presentation of operating results for the interim periods presented have been made. The results of operations for the nine months ended December 31, 2005 are not necessarily indicative of the results to be expected for the fiscal year ending March 31, 2006.

Interim financial data presented herein are unaudited.

Note 2:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The following is a summary of significant accounting policies as of December 31, 2005:

Nature of Operations

     The Company is raising funds to purchase oil and gas producing properties.

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

Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets, including tax loss and credit carryforwards, and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred income tax expense represents the change during the period in the deferred tax assets and deferred tax liabilities. The components of the deferred tax assets and liabilities are individually classified as current and non-current based on their characteristics. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

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


Note 3:  RELATED PARTY TRANSACTIONS

Accounts Payable
----------------

As of September 30, 2005, the Company owed an officer $15,971 for general and administrative expenses paid on behalf of the Company. This liability is included in the accompanying condensed financial statements as "Accounts payable, related party".

Promissory Notes
----------------

As of March 31, 2005, the Company owed an officer two promissory notes totaling $229,960. The $145,120 note carried a 10 percent interest rate and matured in June 2004. The $84,840 note also carried a 10 percent interest rate and matured in July 2004. Accrued interest payable on the notes totaled 22,996 at June 29, 2005. On June 29, 2005, the officer transferred the rights to the debts and the debts were subsequently cancelled in exchange for 16,000,000 shares of the Company's common stock on June 29, 2005.

On June 6, 2005, a shareholder loaned the Company $8,000 for working capital in exchange for a promissory note. The note carries a 15% interest rate and matures on September 1, 2005. The note was paid off in December 2005.

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

During the nine months ended December 31, 2005, the Company incurred $30,000 in preferred stock dividends of which $26,667 was paid in cash. Preferred dividends for the three months ended September 30, 2005 totaled $10,000. As of December 1, 2005, the Company owed the officer $10,000 in accrued dividends.

The holders of the Series A Preferred Stock have the right to convert each share of preferred stock into a sufficient number of shares of common stock to equal 40% of the then fully-diluted shares outstanding. Fully diluted shares outstanding is computed as the sum of the number of shares of common stock outstanding plus the number of shares of common stock issuable upon exercise, conversion or exchange of outstanding options, warrants, or convertible securities.

In accordance with the requirements of EITF 98-05 "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios" any discount resulting from allocations of proceeds to the beneficial conversion features is analogous to a dividend and would be recognized as a return to the preferred shareholders as of the date of vesting (July 12, 2002). The Company does not believe this conversion feature qualifies as a derivative instrument as defined in FASB 133 "Accounting for Derivative Instruments and Hedging Activities" paragraph 12.

Stock-Based Compensation
------------------------

During the nine months ended December 31, 2005, the Company issued its directors 750,000 shares of its common stock for directors' fees. The transactions were recorded at the quoted market price of the stock on the date of issuance. The services, valued at $7,500, are included in the accompanying financial statements as "Stock-based compensation". The Company also issues 4,400,000 shares valued at $110,000 to an officer for compensation expense.

During the nine months ended December 31, 2005, the Comany also issued 350,000 of stock valued at $3,500 for consulting services.

Accrued Wages
-------------

Prior to May 31, 2005, the Company accrued wages for its president at a rate of $5,000 per month. On May 31, 2005, the Company signed a new employment agreement with its president, which increases the compensation to $7,000 per month. During the three months ended December 31, 2005, the president's compensation totaled $21,000. As of December 31, 2005, the Company owed the president $31,500 in accrued compensation.

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

In November of 2005 the Company sold 5,000,000 shares of common stock at $0.01 per common share for a total of $50,000 less $1,000 of legal expenses related to the sale.

In December of 2005 the Company sold 5,000,000 shares of common stock at $0.01 per common share for a total of $50,000 less $1,000 of legal expenses related to the sale.

Note 6: STOCK PURCHASE AGREEMENT

On October 14, 2005, the Company entered into a stock purchase agreement with two investor groups. The investors have agreed to purchase a total of 32,000,000 shares of the Company's common stock for a total consideration of $832,000. As of December 31, 2005, the capital contribution had not been received and the stock was held in escrow pending receipt of the funds by the Company.

Note 7:  Earnings Per Share

SFAS 128 requires a reconciliation of the numerator and denominator of the basic and diluted earnings per share (EPS) computations. The following securities were not included in the calculation of diluted earnings per share because their effect was antidilutive.

For the three and nine months ended December 31, 2005, dilutive shares do not include outstanding warrants to purchase 2,500,000 shares of common stock at an exercise price of $0.01 because the effects were antidilutive.

The following reconciles the components of the EPS computation:


                                                                    Income               Shares             Per Share
                                                                  (Numerator)         (Denominator)           Amount
                                                                   --------------------------------------------------
For the three months ended December 31, 2005:
       Net loss                                                    $   (77,624)
       Preferred stock dividends                                       (10,000)
                                                                   -----------
       Basic EPS loss available to common shareholders             $   (87,624)         102,099,847         $  (0.00)
                                                                                                            --------
       Effect of dilutive securities:
       None                                                               --                   --
                                                                   -----------          ----------

       Diluted EPS loss available to common shareholders           $   (87,624)         102,099,847         $  (0.00)
                                                                   ===========          ===========         ========

For the three months ended December 31, 2004:
       Net loss                                                    $   (25,221)
       Preferred stock dividends                                       (10,000)
                                                                   -----------
       Basic EPS loss available to common shareholders             $   (35,221)          47,105,210         $  (0.00)
                                                                                                            --------
       Effect of dilutive securities:
       None                                                               --                   --
                                                                   -----------          -----------

       Diluted EPS loss available to common shareholders           $   (35,221)          47,105,210         $  (0.00)
                                                                   ===========          ===========         ========

For the nine months ended December 31, 2005:
       Net loss                                                    $  (180,387)
       Preferred stock dividends                                       (30,000)
                                                                   -----------
       Basic EPS loss available to common shareholders             $  (210,387)          93,340,725         $  (0.00)
                                                                                                            --------
       Effect of dilutive securities:
       None                                                               --                   --
                                                                   -----------          ----------

       Diluted EPS loss available to common shareholders           $  (210,387)          93,340,725         $  (0.00)
                                                                   ===========          ===========         ========

For the nine months ended December 31, 2004:
       Net loss                                                    $  (115,192)
       Preferred stock dividends                                       (30,000)
                                                                   -----------
       Basic EPS loss available to common shareholders             $  (145,192)          45,705,210         $  (0.00)
                                                                                                            --------
       Effect of dilutive securities:
       None                                                               --                   --
                                                                   -----------          -----------

       Diluted EPS loss available to common shareholders           $  (145,192)          45,705,210         $  (0.00)
                                                                   ===========          ===========         ========

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

Operations for Three Months ended December 31, 2005

As of December 31, 2005 we had $20,041 in cash, total assets of $115,359, and outstanding liabilities of $259,917.

We did not generate any revenues during the three month period ending December 31, 2005. During this period, our selling, general, and administrative expenses were $55,195, as opposed to $17,284 for the same three month period ending December 31, 2004. Our stock-based compensation expense for the three month period ending December 31, 2004 was $16,667. We did not have any stock-based compensation expense for the three month period ending December 31, 2004. During the three month period ending December 31, 2005 our interest expense was $5,762 as opposed to $7,937 for the same three month period ending December 31, 2004. We experienced a net loss before income taxes of $77,624 for the three month period ending December 31, 2005, as opposed to $25,221 for the three month period ending December 31, 2004.

Operations for the Nine Months Ended December 31, 2005

We had no net sales for this period. During this period, our selling, general, and administrative expenses were $135,574, as opposed to $69,382 for the same nine month period ending December 31, 2004. Our stock-based compensation expense for the nine month period ending December 31, 2005 was $32,667, as opposed to 22,000 for the same nine month period ending December 31, 2004.

During the nine month period ending December 31, 2005 our interest expense was $12,146 as opposed to $23,810 for the same nine month period ending December 31, 2004. We experienced a net loss before income taxes of $180,387 for the nine month period ending December 31, 2005, as opposed to $115,192 for the nine month period ending December 31, 2004.


LIQUIDITY AND CAPITAL RESOURCES

We have very little cash. Our cash and cash equivalents were $20,041 on December 31, 2005, compared to $42 on December 31, 2004. As a result of having little cash, we met our liquidity needs through the issuance of our common shares for cash or for services rendered.

For the nine months ended December 31, 2005, we issued 720,000 shares of our common stock, valued at $16,000, for consulting services, and sold 11,100,000 shares of common stock for $110,000.

During the nine months ended December 31, 2005, we used no cash in investing activities. Our financing activities for this period provided cash of $159,000 as compared to $29,000 for the same period in 2004.

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

We also have various matters pending alleging nonpayment for services and aggregating not more than $25,000


ITEM 2. - UNREGISTERED SALES OF EQUITY SECURITIES

     a.  None.

     b.  None.

     c. Recent Sales of Unregistered Securities. During the nine months ended December 31, 2005, we sold 11,100,000 shares of our Common Stock. We relied on Section 4 (2) of the Securities Act of 1933, as amended, for the issuance of these securities.

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

31                Certification pursuant to 18 U.S.C. Section 1350,
                    as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32                Certification pursuant to 18 U.S.C. Section 1350,
                    as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*    Incorporated by reference to a previously filed exhibit or report.

                                   SIGNATURES


     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


XDOGS, INC.


By:  /s/  Kent Rodriguez
-------------------------------
Date: February 21, 2006
Kent Rodriguez
Chief Executive Officer
Chief Financial and Accounting Officer