Form 10KSB
period 2006-03-31
Avalon Oil & Gas, Inc.
filed 2006-07-14
CIK 918573

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                    For the fiscal year ended March 31, 2006
                         Commission file number: 1-12850

                             Avalon Oil & Gas, Inc.
                         Formerly known as XDOGS., INC.
                         ------------------------------
              (Exact name of small business issuer in its charter)

                          7000 Flour Exchange Building
                             310 Fourth Avenue South
                          MINNEAPOLIS, MINNESOTA 55415
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

Indicate by check mark whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [x]

The issuer's revenues for its most recent fiscal year ended March 31, 2006: $0

The aggregate market value of the Company's common stock held by non-affiliates of the Company as of July 11, 2006 was approximately $29,178,541 computed by reference to the average of the closing bid and ask prices as quoted on that date.

Indicate by check mark whether the Company has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act after the distribution of securities under a plan confirmed by a court.
Yes [X] No [ ]

The Issuer has one class of equity securities outstanding: Common Stock, par value $0.001 (the "Common Stock"). On July 10, 2006, there were 267,875,770 shares outstanding. As of June 30, 1998, the date of our reorganization in Bankruptcy, our common shares were subject to a 54 for 1 reverse split. As of August 23, 2000, our common shares were further subject to a 5 for 1 reverse split. All references to our shares in this Form 10-KSB include the effect of these reverse splits of our common stock. The Company is also authorized to issue 1,000,000 shares of Preferred Stock, par value $0.10, of which 100 shares are Class A Convertible Preferred Stock. See "Item 5, Market for the Company's Common Equity and Related Stockholder Matters."

                             Avalon Oil & Gas, Inc.

           FORM 10-KSB ANNUAL REPORT FOR THE YEAR ENDED MARCH 31, 2006

                                TABLE OF CONTENTS

                                     PART 1

                                                                            Page

ITEM 1.  DESCRIPTION OF BUSINESS.............................................. 3
ITEM 2.  DESCRIPTION OF PROPERTY.............................................. 5
ITEM 3.  LEGAL PRECEEDINGS.................................................... 5
ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.................. 5

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS............. 5
ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION............ 8
ITEM 7.  FINANCIAL STATEMENTS.................................................11
ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND
           FINANCIAL DISCLOSURE...............................................11
ITEM 8A. CONTROLS AND PROCEDURES..............................................11

                                    PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
           COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT..................12
ITEM 10. EXECUTIVE COMPENSATION...............................................13
ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
           MANAGEMENT AND RELATED STOCKHOLDER MATTERS.........................14
ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.......................15
ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.....................................16
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES...............................17

                                     PART I

References in this document to "us," "we," "the Registrant" or "the Company" refer to Avalon Oil & Gas, Inc., and its predecessors.

Statements contained in this Form 10-KSB discuss future expectations and plans which are considered forward-looking statements as defined by Section 27(a) of the Securities Act of 1933, as amended and Section 21(e) of the Securities Exchange Act of 1934, as amended. Sentences which incorporate words such as "believes," "intends," "expects," "predicts," "may," "will," "should," "contemplates," "anticipates," or similar statements are based upon our beliefs and expectations using the most current information available to us. In view of the fact that our discussions in this Form 10-KSB are based upon our estimates and beliefs concerning circumstances and events which have not yet occurred, the anticipated results are subject to changes and variations as future operations and events actually occur and could differ materially from those discussed in the forward-looking statements. Moreover, although we reasonably expect, to the best of our knowledge and belief, that the results to be achieved by us will be as set forth in the following discussion, the following discussion is not a guarantee and there can be no assurance that any of the potential results which are described will occur. Furthermore, there will usually be differences between the forecasted and actual results because events and circumstances frequently do not occur as expected, and the differences may be material.


ITEM 1. DESCRIPTION OF BUSINESS

Business Development

We were originally incorporated in Colorado in April 1991 under the name Snow Runner (USA), Inc. We were the general partners of Snow Runner (USA) Ltd., a Colorado limited partnership which sold proprietary snow skates under the name "Sled Dogs" which was dissolved in August 1992. In late 1993, we relocated our operations to Minnesota and in January 1994 changed our name to Snow Runner, Inc. In November 1994 we changed our name to the Sled Dogs Company. On November 5, 1997, we filed for protection under Chapter 11 of the U.S. Bankruptcy Code. In September 1998, we emerged from protection of Chapter 11 of the U.S. Bankruptcy Code. In May 1999, we changed our state of domicile to Nevada and our name to XDOGS.COM, Inc. In August 2000, we made a decision to re-focus from a traditional wholesale to a retail distributor, and obtained the exclusive North American rights to distribute high-end European outdoor apparel and equipment. We first intended to exploit these rights over the Internet under the name XDOGS.COM, Inc. However, due to the general economic conditions and the ensuing general downturn in e-commerce and internet-based businesses, we decided that to best preserve our core assets we would need to adopt a more traditional strategy. Thus, we abandoned this approach and to better reflect our new focus, we changed our name to XDOGS, Inc. On July 22, 2005, the Board of Directors and a majority of the Company's shareholders approved an amendment to our Articles of Incorporation to change the Company's name to Avalon Oil & Gas, Inc., and to increase the authorized number of shares of our common stock from 200,000,000 shares to 1,000,000,000 shares, par value of $0.001, and engage in the acquisition of producing oil and gas properties.

Acquisition Strategy

We plan to acquire oil and gas producing properties with a combination of cash, debt, and equity. We believe all of these properties will have proven reserves, generate immediate cash flow, provide low risk, in-field drilling locations and expand production within a proven oil and gas field. We will aggressively develop these low cost/low risk properties and rapidly enhance shareholder value. In furtherance of the foregoing strategy, we have recently engaged in the following transactions:

On May 23, 2005, we signed a Letter of Intent to acquire an eighty percent (80%) Net Revenue Interest in certain oil and gas leasehold interests located primarily in the Montgomery County, Kansas and certain oil field equipment, (the "Assets") from Mid-Continent Investments, Inc. ("MCI"). On July 22, 2005, we closed the transaction and delivered 85,000,000 shares of our common stock to MCI in anticipation of receipt of an assignment transferring ownership of the Assets. As of January 25, 2006, the Company had not received an assignment of the Assets, and we sent a letter to our transfer agent canceling the 85,000,000 shares that were issued and delivered to MCI, for failure of consideration. Further, the Company has notified MCI that we no longer intend to acquire the Assets.

On August 29, 2005 we acquired a one hundred percent (100%) working interest, seventy-eight percent (78%) net revenue interest, in 2,400 acres located in Canadian County, Oklahoma (the "Oklahoma Properties"), from Sooner Trend Leasing LLC, payable by delivering 48,000,000 authorized, previously un-issued, shares of the Company's common stock. On February 13, 2006, we returned the Oklahoma Properties to Sooner Trend Leasing LLC, and sent a letter to our transfer agent canceling the 48,000,000 shares of stock which were issued to Sooner Trend Leasing LLC.

On April 20, 2006, we acquired a fifty (50%) percent working interest in a
266.73 acre oil and gas lease in Starr County, Texas, from Canyon Creek Oil and Gas, Inc., located in the Boyle Field. The 266.73 acre property consists of four
(4) shut-in oil and gas wells, and ten (10) additional potential drilling locations.

On May 17, 2006, we signed a strategic alliance agreement with UTEK Corporation, a technology transfer company to develop a portfolio of new technologies for the oil and gas industry.

On June 15, 2006, we acquired a fifty (50%) percent working interest in the J.C. Kelly wellbore, a 121.9 acre lease in Wood County, Texas, in addition to the E.A. Chance #1 and #2 wellbores, we also acquired a 40 acre lease in Camp County, Texas and all of the surface equipment for the properties from KROG Partners LLC.

On July 5, 2006, we acquired an interest in the Lacey Leasehold from C & M Exploration, LLC ("C & M"). The acquisition included a twenty five (25%) percent working interest in the East Half of Section Twenty-Four (24), Township Nineteen North (19N), Range Nine West (9 W), Kingfisher County, Oklahoma (the "Leasehold"). The Leasehold consists of four (4) potential re-entry well bores and two (2) potential drilling locations which cover in excess of three hundred twenty (320) acres.

We plan to raise additional capital during the coming fiscal year, but currently have not identified additional funding sources. Our ability to continue operations is highly dependent upon our ability to obtain additional financing, or generate revenues from our acquired oil and gas leasehold interests, none of which can be guaranteed.

Ultimately, our success is dependent upon our ability to generate revenues from our acquired oil and gas leasehold interests, and to achieve profitability, which is dependent upon a number of factors, including general economic conditions and the sustained profitability resulting from the operation of the acquired oil and gas leaseholds. There is no assurance that even with adequate financing or combined operations, we will generate revenues and be profitable.

PATENTS, TRADEMARKS, AND PROPRIETARY RIGHTS

We currently do not have any patents, registered trademarks or proprietary rights. We have signed a strategic alliance agreement with UTEK Corporation, a technology transfer company, to develop a portfolio of proprietary new technologies for the oil and gas industry.

ENVIRONMENTAL MATTERS

During the last three fiscal years, compliance with environmental laws and regulations did not have a specific impact on the Company's operations. The Company does not anticipate that it will incur any material capital expenditures for environmental control facilities for environmental facilities during the next fiscal year.

EMPLOYEES

Since March 2005, we have had one full time employee, our President, Kent Rodriguez. The Board of Directors has retained as advisors to the Board William Anderson, Glen Harrod, Charles Crawford, and Thomas Bugbee. We do not have any part time employees at this time.

RESEARCH AND DEVELOPMENT

During the last three fiscal years, we did not incur research and development expenses.

ITEM 2. DESCRIPTION OF PROPERTY

Our corporate office is located at 7000 Flour Exchange Building, 310 Fourth Avenue South, Minneapolis, Minnesota 55415. This office space is leased from an unaffiliated third party as a monthly tenant at a monthly rental of $500.

ITEM 3. LEGAL PROCEEDINGS

Avalon Oil & Gas is not a party to any pending legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On June 17, 2005, the Board of Directors and a majority of our shareholders approved an amendment to our Articles of Incorporation to change our name to Avalon Oil & Gas, Inc., and to increase the authorized number of shares of our common stock from 200,000,000 shares to 1,000,000,000 shares, par value $0.001.

On December 20, 2005, the Board of Directors and a majority of our shareholders elected Kent Rodriguez, Douglas Barton and Thad Kaplan to serve on our Board of Directors until the next shareholder meeting.


                                     PART II

ITEM 5. MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a) Principal Market or Markets

In June of 1997, our Common Stock was delisted from the NASDAQ Small Cap Market.and began trading on the NASD's Over-the-Counter Bulletin Board ("OTCBB"). Market makers and other dealers provided bid and ask quotations of our Common Stock. Our trading symbol is "AOGS".

The table below represents the range of high and low bid quotations of our Common Stock as reported during the reporting period herein. The following bid price market quotations represent prices between dealers and do not include retail markup, markdown, or commissions; hence, they may not represent actual transactions.

                               High          Low
Fiscal Year Ended
March 31, 2006

First Quarter                 $ 0.06        $ 0.01
Second Quarter                  0.05          0.02
Third Quarter                   0.06          0.02
Fourth Quarter                  0.05          0.02

Fiscal Year Ended
March 31, 2005

First Quarter                 $ 0.04        $ 0.01
Second Quarter                  0.03          0.01
Third Quarter                   0.02          0.01
Fourth Quarter                  0.06          0.01

(b) Approximate Number of Holders of Common Stock

As of July 10, 2006, 267,875,770 shares of our Common Stock were outstanding and the number of holders of record of our Common Stock at that date was approximately 735. The number of holders does not include stockholders who are holding our Common Stock through nominees or in street name.

(c) Dividends

No dividends on our Common Stock were paid by us during the fiscal year ended March 31, 2006 or the fiscal year ended March 31, 2005, nor do we anticipate paying dividends on our Common Stock in the foreseeable future. Holders of Common Stock are entitled to receive such dividends as may be declared by our Board of Directors.

(c) Securities Authorized for Issuance Under Equity Compensation Plans.

We have not established an Equity Compensation Plan and have not authorized the issuance of any securities for under such plan.

(d) Preferred Stock.

Our Articles of Incorporation authorize us to issue up to 1,000,000 shares of preferred stock, $0.10 par value, with such classes, series and preferences as our Board of Directors may determine from time to time. In June 2002, our Board of Directors authorized the issuance of 100 shares of Series A Convertible Preferred Stock (the "Series A Preferred Stock"). Our Board further agreed to issue all of the Series A Preferred Stock to our Chairman and President, Kent Rodriguez, in satisfaction of $500,000 in loans made by Mr. Rodriguez.

The Series A Preferred Stock accrues dividends at the rate of 8% per annum on the original purchase price for the shares. If declared by the Board of Directors, these dividends are payable quarterly, beginning in September 2002. We are prohibited from paying any dividends on our Common Stock until all accrued dividends are paid on our Series A Preferred Stock.

If we liquidate or dissolve, and after payment of our debts, the holders of the Series A Preferred Stock are entitled to a preference payment before we make any distributions to our Common Stockholders. The preference amount is equal to the original purchase price for the Series A Preferred shares plus accrued, but unpaid dividends.

The Series A Preferred Stock is convertible at any time into 40% of the then outstanding shares of Common Stock and securities convertible into Common Stock on a fully diluted basis. However, conversion is limited to the number of shares of Common Stock available for issuance under our Articles of Incorporation.

Regardless of whether or not the Series A Preferred Stock has been converted to our Common Stock, the Series A Preferred Stockholder is entitled to vote, at all times, on an as-if converted basis. Accordingly, Mr. Rodriguez has the right to vote the Series A Preferred Stock together with his other holdings in the Company which may represent a majority of the outstanding voting securities of the Company.

Other than the Series A Preferred Stock, no preferred stock has been issued. See "Item 11, Security Ownership of Certain Beneficial Owners and Management".

(e) Sales of Unregistered Shares

The common stock described below has been issued within the last three fiscal years without registration under the Securities Act. Unless otherwise indicated, the shares were valued at the quoted market price of the shares on the date of issuance.

Fiscal 2006

During the fiscal year ended March 31, 2006, we issued a total of 102,926,667 shares of our Common Stock for total consideration consisting of $1,773,099 for cash, repayment of debt, stock subscription receivable, and services as follows:

We issued a total of 21,100,000 Shares of our Common Stock to five (5) accredited investors at approximately $0.011 per share, pursuant to the exemptions afforded by Section 4(2) of the Securities Act of 1933, as amended, for which we received total cash proceeds of $229,000.

We issued to each of our then Directors an aggregate of 900,000 shares of our Common Stock at approximately $0.01 per share totaling $13,500 for services rendered during the fiscal year.

We issued to consultants 13,726,667 shares of our Common Stock at approximately $0.016 per share totaling $203,287 for consulting services rendered.

We issued 19,000,000 shares of our Common Stock at approximately $0.016 per share totaling $302,956 in exchange for debt and accrued interest.

We issued 700,000 shares of our Common Stock at approximately $0.01 per share totaling $12,600 as additional consideration for a $50,000.00 promissory note.

We issued 15,000,000 shares of our Common Stock at approximately $0.018 per share totaling $90,108 for the satisfaction of accounts payable liabilities.

We issued 32,000,000 shares in exchange for a stock subscription receivable in the amount of $832,000.

Fiscal 2005

During the fiscal year ended March 31, 2005, we issued a total of 36,900,000 shares of our Common Stock for total consideration consisting of $54,000 for cash, repayment of debt and services as follows:

We issued 7,000,000 shares of our Common Stock to 3 accredited investors, at an average of approximately $0.008 per share, pursuant to the exemptions afforded by Section 4(2) of the Securities Act of 1933, as amended, for which we received total cash proceeds of $54,000.

We issued to our former Directors an aggregate of 3,000,000 shares of our Common Stock at approximately $0.01 per share totaling $30,000 for services rendered during the fiscal year ending March 31, 2005.

We issued to consultants 8,700,000 shares of our Common Stock at approximately $0.01 per share totaling $87,000 for consulting services rendered during the fiscal year ending March 31, 2005.

We issued to Kent Rodriguez, our President, 4,400,000 shares of our Common Stock for salaries earned from April 1, 2003 through January 31, 2005, at approximately $0.025 per share, totaling $110,000. The quoted market price on the date of issuance of these shares was $0.01.

On February 15, 2005, we issued to Kent Rodriguez, our President, 2,800,000 shares of our Common Stock as payment for $73,333 in accumulated dividend payments regarding our Series A Preferred Stock, at approximately $.025 per share. The quoted market price on the date of issuance of these shares was $0.01.

We issued to Henry Furst, 500,000 shares of our Common Stock as partial payment for an outstanding judgment. The 500,000 shares issued in the settlement were valued at the quoted market price of the stock on the settlement date, or $0.01 per share. The settlement resulted in the Company recognizing a gain on the payment of the judgment totaling $64,926.

We issued 10,500,000 shares of our Common Stock to settle outstanding promissory notes and related accrued interest totaling $75,000 and $16,142, respectively.

Fiscal 2004

During the fiscal year ended March 31, 2004, we issued a total of 10,810,000 shares of our Common Stock for total consideration consisting of $148,700 for cash, repayment of debt and services as follows:

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

We issued to Mr. Kent Rodriguez, our President, 100,000 shares of our Common Stock for services rendered at $0.03 per share, totaling $3,000.00.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS AND PLAN OF OPERATION

The following discussion and analysis should be read in conjunction with our financial statements and the notes related thereto. The discussion of results, causes and trends should not be construed to infer conclusions that such results, causes or trends necessarily will continue in the future.

Operations

As of March 31, 2006, we had no operations other than paying past debts and seeking to acquire gas and oil interest, which generated no revenues.

As of March 31, 2006, we had current assets of $43,818 and total assets of $45,142, and outstanding liabilities of in the amount of $100,111. We did not generate any revenues as of the year ended March 31, 2006. During this period, our selling, general, and administrative expenses were $173,479, our interest expense was $44,974 and our stock-based consulting and compensation expense relating to stock issued for services was $280,451.

Liquidity and Capital Resources

Our cash and cash equivalents were $43,818 at the year ended March 31, 2006, compared to $51 at year ended March 31, 2005. We meet our liquidity needs through the issuance of our common shares for cash or for services rendered. For the fiscal year 2006, we issued 21,100,000 shares of our Common Stock in private placements raising $229,000 in cash, 13,726,667 shares for consulting services rendered, 15,000,000 shares for assumption of accounts payable liabilities, 700,000 shares as additional consideration for a promissory note, and 19,000,000 shares to settle outstanding promissory notes and related accrued interest totaling $276,940.

For the twelve months ended March 31, 2006 we purchased $1,376 in equipment in investing activities.

Our financing activities for the period ended March 31, 2006 provided cash of $252,333 as compared to ($2,000) for the period ended March 31, 2005. We plan to raise additional capital during the coming fiscal year.

Our ability to continue operations is highly dependent upon our ability to obtain immediate additional financing, or generate revenues from our acquired oil and gas leasehold interests, and to achieve profitability, which is dependent upon a number of factors, including general economic conditions and the sustained profitability resulting from the operation of the acquired oil and gas leaseholds.

There is no assurance that even with adequate financing or combined operations, we will generate revenues and be profitable.

Our success is largely dependent upon our ability to generate revenues from our acquired oil and gas leasehold interest.

Acquisition Strategy

On April 20, 2006, we acquired a fifty (50%)percent working interest in a 266.73-acre oil and gas lease in Starr County, Texas, from Canyon Creek Oil and Gas, Inc., located in the Boyle Field. The 266.73 acre property has four shut-in oil and gas wells, and ten potential drilling locations.

On May 17, 2006, we signed a strategic alliance agreement with UTEK Corporation, a technology transfer company to develop a portfolio of new technologies for the oil and gas industry.

On June 15, 2006, we acquired a fifty percent (50%) working interest in the J.C. Kelly wellbore, a 121.9 acre lease in Wood County, Texas, in addition to the E.A. Chance #1 and #2 wellbores, a 40 acre lease in Camp County, Texas and all of the surface equipment for the properties, from KROG Partners LLC.

On July 5, 2006, we completed the acquisition of an interest in the Lacey Leasehold from C & M Exploration, LLC (C & M). The properties encompass a twenty five percent (25%) working interest in East Half of Section Twenty-Four (24), Township Nineteen North (19N), Range Nine West (9 W), Kingfisher County, Oklahoma ("The Leasehold"). The Leasehold has four (4) potential re-entry well bores and two (2) potential drilling locations that represent three hundred twenty (320) acres.

We have been funding our obligations through the issuance of our Common Stock for services rendered or for cash in private placements. We may seek additional funds in the private or public equity or debt markets in order to execute its plan of operation and business strategy. There can be no assurance that we will be able to attract capital or obtain such financing when needed or on acceptable terms in which event out ability to execute its business strategy will be impaired.

Risk Factors

An investment in our securities is highly speculative. You should not purchase our shares if you cannot afford to lose your entire investment. You should consider the following risks before acquiring any of our shares.

We have never been, and may never be, profitable.

During the past several years, we have attempted without success, to generate revenues and profits. For the year ended March 31, 2006, we incurred a net loss of $498,956. On March 31, 2006, we had net negative working capital of $ 56,293. We cannot assure that we will ever be profitable.

We need additional capital.

We need additional financing to continue operations. The amount required depends upon our business operations, and the capital needs of our acquisition of the certain oil and gas leasehold interests. We may be unable to secure this additional required financing on.a timely basis, under terms acceptable to us, or at all. To obtain additional financing, we will likely sell additional equity securities, which will further dilute your ownership in us. Ultimately, if we do not raise the required capital, we may need to cease operations.

We are dependent on our key personnel.

We are highly dependent upon the services rendered by Kent A. Rodriguez, our President and Chief Executive Officer. We have entered into an employment agreement with him. However, if he terminates this agreement with us or otherwise refuses to his services, our business may suffer. There can be no assurance that we will be able to hire a replacement for Mr. Rodriguez.

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

No dividends are anticipated to be paid.

We presently pay no dividends. We have never paid any cash dividends and do not expect to do so in the future. If you need current income, you should not purchase our stock.

Our management controls us.

Our current officers and directors own approximately 45% of our outstanding stock and are able to control the election of the members of our Board of Directors and make corporate decisions. Mr. Rodriguez, by his ownership of Class A Preferred Stock, has the right to vote 40% of our voting securities. Accordingly, even if we issue additional shares to third parties, Mr. Rodriguez will continue to control at least 40% of our voting securities. This voting concentration may also have the effect of delaying or preventing a change in our management or control or otherwise discourage potential acquirers from attempting to gain control of us. If potential acquirers are deterred, you may lose an opportunity to profit from a possible acquisition. See "Security Ownership of Certain Beneficial Owners and Management" and "Market for the Company's Common Stock and Related Stockholder Matters".

A significant number of shares will become eligible for public sale, potentially depressing our stock price.

During the last fiscal year, we issued an aggregate of approximately 36,900,000 shares of our Common Stock in private transactions not registered with the U.S. Securities and Exchange Commission. Under the SEC's Rule 144, these shares generally first become eligible for public resale after one year. Shareholders generally may resell only a limited number of their privately acquired shares after one year. Generally, after two years, stockholders who are not affiliated with us may resell any number of their privately acquired shares pursuant to Rule 144(k). The resale of the shares we have privately issued, or the potential for their future public resale, may depress our stock price. Our governing documents and Section 78.411-78.444 of the Nevada Business Corporation Act may discourage mergers, asset sales and other transactions which result in a financial benefit to an interested shareholder of our business. If potential acquirers are deterred, you may lose an opportunity to profit from a possible acquisition.

Our Board of Directors may issue additional shares of capital stock and establish their rights, preferences and classes, in most cases without stockholder approval. In addition, we may become subject to anti-takeover provisions found in Section 78.378-78.379 of the Nevada Business Corporation Act which may deter changes in control of our management which have not been approved by our Board of Directors.

ITEM 7. FINANCIAL STATEMENTS.

Our audited Financial Statements are attached as a Schedule.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On November 15, 2005, we appointed Murrell, Hall, McIntosh & Co., PLLP as our independent accountant and we dismissed Cordovano and Honeck, LLP.

Information required by Part II (Item 8) of this Form 10-KSB is incorporated by reference from Avalon Oil & Gas' Form 8-K dated November 15, 2005.

ITEM 8A. CONTROLS AND PROCEDURES

Within the 90 days prior to the date of this report, Kent Rodriguez, our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15b under the Securities Exchange Act of 1934. Based on his review of our disclosure controls and procedures, we have concluded that our disclosure controls and procedures are effective in timely alerting him to material information relating to us that is required to be included in our periodic SEC filings. Further, there were no significant changes in the internal controls or in other factors that could significantly affect these controls after the evaluation date and the date of this report.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Our board of directors consists of three members. Our directors are elected at the annual shareholders meeting and each director is elected to serve until the next annual meeting. The following is a summary of our directors and executive officers biographical information and business experience over the course of the past five years:

Name                    Age       Position
----                    ---       --------

Kent Rodriguez           46       Chief Executive Officer, President, Chief
                                  Financial Officer, Secretary, Director

Douglas Barton           64       Director

Thad Kaplan              38       Director


Each Director is serving a term of office, which will continue until the next annual meeting of shareholders and until the election and qualification of his respective successor.


KENT A. RODRIGUEZ

Mr. Rodriguez is our President, and Chief Executive Officer. Mr. Rodriguez has served as a Director since January 1997. Since 1995, he has been the Managing Partner of Weyer Capital Partners, a Minneapolis-based venture capital corporation. From 1985 to 1995, he was employed by the First National Bank of Elmore, Elmore, Minnesota, in various capacities. He holds a B.A. degree from Carleton College.

DOUGLAS BARTON

Mr. Barton has served as a Director of the Company since December, 1998. From 1987 to the present, he has been the President and sole owner of Venture Communications, Inc., (formerly known as Douglas Communications, Inc.) a private promotion, development, and marketing consulting firm. He holds a B.S. degree in Economics/History from the University of Minnesota.

THAD KAPLAN

Mr. Kaplan has served as a Director of the Company since December, 2005. Mr. Kaplan is currently the Chief Operating Officer of Canyon Creek Oil and Gas, a subsidiary of Universal Property Development and Acquisition Corporation (OTCBB:
UPDA). From 1997 to 2002, Mr. Kaplan was the owner of BS Holdings, Inc., a food and beverage industry holding company. Prior to owning BS Holdings, Inc., Mr. Kaplan was the purchaser and manager for an independent supermarket chain in Middletown, New York. Mr. Kaplan's responsibilities included purchasing decisions, management of employees, marketing and profit and loss responsibility. Mr. Kaplan holds an Associates degree from Sullivan County Community College, New York with studies in Food Service, Restaurant Management and the Culinary Arts.

The Company's Directors will serve in such capacity until the next annual meeting of the Company's shareholders and until their successors have been elected and qualified. There are no family relationships among the Company's officers and directors, nor are there any arrangements or understanding between any of the directors or officers of the Company or any other person pursuant to which any officer or director was or is to be selected as an officer or director. The Directors took action fourteen (14) times by written consent during the fiscal year ended March 31, 2006.

In 1999, the Board of Directors established a Compensation Committee. It is currently comprised of Messrs. Barton and Kaplan. The Compensation Committee held one meeting in fiscal 2006.

In May 2000, the Board of Directors established an Audit Committee. It is currently comprised of Messrs. Barton and Mr. Kaplan. The Audit Committee held one meeting in fiscal 2006.

Involvement in Legal Proceedings

We are not aware that any of our officers and directors were, or have been involved in any material legal proceedings which would have any effect upon the Company.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16 (a) of the Securities Exchange Act of 1934 (the "34 Act") requires our officers and directors and persons owning more than ten percent of our Common Stock to file initial reports of ownership and changes in ownership with the Securities and Exchange Commission ("SEC"). Additionally, Item 405 of Regulation S-B under the 34 Act requires us to identify in our Form 10-KSB and proxy statement those individuals for whom one of the above referenced reports was not filed on a timely basis during the most recent fiscal year or prior fiscal years. Given these requirements, we have the following report to make under this section. None of our officers or directors, and all persons owning more than ten percent of its shares have filed the subject reports, if required, on a timely basis during the past fiscal year.

ITEM 10. EXECUTIVE COMPENSATION

COMPENSATION OF BOARD OF DIRECTORS

Members of the Board of Directors receive no cash compensation for their service on the Board of Directors, the Compensation Committee or the Audit Committee but are reimbursed for any out-of-pocket expenses incurred by them in connection with our business. The Company has issued both Mr. Barton and Mr. Kaplan warrants to purchase 2,000,000 shares of Common Stock of the Company at the purchase price of $0.01 per share. 1,000,000 of Mr. Barton and Mr. Kaplan's warrants will expire on January 3, 2011 and the remaining 1,000,000 will expire on March 31, 2011.

EXECUTIVE COMPENSATION

The following table sets forth the compensation received for the three fiscal years ended March 31, 2006, 2005 and 2004 by the Company's Chief Executive Officer. No executive officer of the Company received in excess of $100,000 during that period. Compensation does not include minor business-related and other expenses paid by us to our officers. Such amounts in the aggregate do not exceed $10,000.

Name and
Principal Position                          Year            Salary
------------------                          ----            ------

Kent A. Rodriguez,
Chief Executive Officer and President       2006            $ 84,000 (4)
                                            2005            $ 60,000 (1) (2) (3)
                                            2004            $ 60,000 (1) (2) (3)


(1) No salary was paid in any year but was accrued on a monthly basis. No bonuses were paid for the years ending March 31, 2005 and March 31, 2004.

(2) Effective on November 23, 1999, Mr. Rodriguez became subject to an employment agreement pursuant to which he accrues $5,000 per month in wages.

(3) During the fiscal year ended March 31, 2005, we issued to Mr. Kent Rodriguez, our President, 4,400,000 shares of our Common Stock for salaries earned from April 1, 2003 through January 31, 2005, at approximately $0.025 per share, totaling $110,000. The quoted market price on the date of issuance of these shares was $0.01.

(4) Effective on May 31, 2005, Mr. Rodriguez became subject to an employment agreement pursuant to which he is paid $7,000 per month in wages. This agreement superseded and replaced his employment agreement with an effective date of November 23, 1999.

Mr. Rodriguez did not receive any other annual compensation, or other compensation during fiscal years ended March 31, 2006, 2005 or 2004.


OPTION GRANTS IN LAST FISCAL YEAR

We did not grant any options to purchase any equity securities of the Company during the fiscal year ending March 31, 2006.

EMPLOYMENT AGREEMENTS

We have an employment agreement with Kent Rodriguez, our Chief Executive Officer and President dated May 31, 2005. The employment agreement extends through May 31, 2006 and is anticipated to be extended for an additional two years unless terminated earlier. If we terminate Mr. Rodriguez without cause, we are required to pay him. Under the employment agreement, Mr. Rodriguez earns a base salary of $84,000 and is entitled to health insurance.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding ownership of our Common Stock as of June 30, 2006 by (i) each person known by us to be the beneficial owner of more than five percent of our outstanding Common Stock; (ii) each director of our Company; and (iii) all executive officers and directors of our Company as a group. As of July 10, 2006, we had a total of 267,875,770 shares of common shares of the Company issued and outstanding.

Names and Addresses                  Beneficial                Percent
of Beneficial Owner                  Ownership                 of Class
-------------------                  ---------                 --------

Kent Rodriguez                     199,183,847 (1)              44.61%
7000 Flour Exchange Building
310 Fourth Avenue South
Minneapolis, MN 55415

Douglas Barton                       2,000,000 (2)               0.76%
7000 Flour Exchange Building
310 Fourth Avenue South
Minneapolis, MN 55415

Thad Kaplan                          2,000,000 (2)               0.76%
7000 Flour Exchange Building
310 Fourth Avenue South
Minneapolis, MN 55415

Trinity Bui                         26,180,000 (3)               9.45%
300 East 55th Street, Apt. 14D
New York, NY  10022

Officers and Directors             203,183,847 (1) (2)          46.13%
as a Group (3 persons)


(1) Includes 1,200,200 shares of Common Stock held by Weyer Capital Corporation, an affiliate of Mr. Rodriguez, and 178,583,617 shares of Common Stock which are issuable to Mr. Rodriguez upon conversion of the 100 shares of Series A Preferred Stock into Common Stock.

(2) Includes warrants issued by the Company to each of Douglas Barton and Thad Kaplan to purchase 2,000,000 shares of Common Stock at an exercise price of $0.01. 1,000,000 of Mr. Barton and Mr. Kaplan's warrants will expire on January 3, 2011 and the remaining 1,000,000 will expire on March 31, 2011.

(3) Includes warrants to purchase 9,000,000 shares of Common Stock. Includes shares and warrants held by Trinity Bui, personally, and Trinity Financing Investments Corp., of which Ms. Bui is President, sole Director and sole Stockholder.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Related Party - Notes Payable

As of March 31, 2005, the Company owed Mr. Rodriguez principal and interest on two promissory notes aggregating in the amount of $229,960. The $145,120 note carried a 10 percent interest rate and matured in June 2004. The $84,840 note also carried a 10 percent interest rate and matured in July 2004. Accrued interest payable on the notes totaled $22,996 at June 29, 2005. On June 29, 2005, Mr. Rodriguez transferred the rights to the debts and the debts were subsequently cancelled in exchange for 16,000,000 shares common stock of the Company on June 29, 2005.

Related Party - Preferred Stock

During the years ended March 31, 2002, 2001 and 2000, the Company signed several notes with Kent Rodriguez for $128,120, $317,000 and $200,000 in proceeds. These notes accrued interest at 12 percent per annum and were secured by all available business assets. During the year ended March 31, 2003, we issued 100 shares of its Series A Preferred Stock and 700,000 shares of its Common Stock to the officer/director as payment for $500,000 of principal and $29,000 of accrued interest on the notes.

The 100 shares of Series A Preferred Stock, issued to Mr. Rodriguez are convertible into the number of shares of common stock sufficient to represent forty (40%) percent of the fully diluted shares outstanding after their issuance. The Series A Preferred Stock pays eight (8%) percent dividends. The dividends are cumulative and payable quarterly. The Series A Preferred Stock carries a liquidating preference, over all other classes of stock, equal to the amount paid for the stock plus any unpaid dividends. The Series A Preferred Stock provides for voting rights on an "as converted to common stock" basis.

Preferred dividends for the years ended March 31, 2005 and 2004 totaled $40,000 and $40,000, respectively. During February 2005, we issued 2,800,000 shares of its common stock to Mr. Rodriguez as payment for $73,333 of dividends earned for the period from April 2003 through January 2005, at approximately $.025 per share. The quoted market price on the date of issuance of these shares was $0.01. As of March 31, 2005, the Company owed Mr. Rodriguez an additional $6,667 in accrued dividends.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits. None

(b) Reports on Form 8-K. During the fiscal year ended March 31, 2006, and through August 7, 2004, we filed the following on Form 8-K:

     1. Filed June 4, 2004, Notice of signing a Letter of Intent to acquire Legion Media, Inc.

     3. Filed February 17, 2005, Notice of signing a Letter of Intent to acquire a net revenue interest in certain oil and gas leases, and equipment, in Montgomery County, Kansas, in exchange for our Common Stock.

     4. Filed May 23, 2005, Notice of signing as Asset Purchase Agreement with Mid-Continent Investments, Inc. ("MCI"). We acquired a net revenue interest in certain oil and gas leases, and equipment, in Montgomery County, Kansas, in exchange for our Common Stock.

     5. Filed June 15, 2005, Filed Preliminary Information Statement to Amend the Company's Articles of Incorporation approved by a majority of the Company's stockholders.

     6. Filed June 27, 2005, Filed Definitive Information Statement to Amend the Company's Articles of Incorporation which was approved by a majority of the Company's stockholders.

     7. Filed November 18, 2005, Filed Changes in Registrant's Certifying Accountant

     8. Filed January 26, 2006, Disposition of Assets, regarding cancellation of 85,000,000 shares of Common Stock issued to with Mid-Continent Investments, Inc., for failure to deliver an assignment of an eighty percent (80%) Net Revenue Interest in certain oil and gas leasehold interests located in Montgomery County, Kansas along with certain oil field equipment, in exchange for an aggregate of 85,000,000 shares of authorized, but theretofore unissued, shares of common stock $.01 par value of the Company (the "Common Stock").

     9. Filed February 13, 2006, Disposition of Assets, the Company cancelled the 48,000,000 shares issued to Sooner Trend Leasing for the acquisition of a one hundred percent (100%) working interest, seventy-eight percent (78%) net revenue interest, in 2,400 acres located in Canadian County, Oklahoma.

     10. Filed April 6, 2006, Completion of Acquisition of Assets, the Company acquired a fifty percent (50%) working interest, in a 266.73-acre oil and gas lease in Starr County, Texas, from Canyon Creek Oil and Gas, Inc


ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees.

We were billed by our independent auditors, Murrell Hall & McIntosh $11,362 in fees for the fiscal year ended March 31, 2006. We were billed by our previous independent auditors Cordovano and Honeck LLP, $8,500.00 in fees for the fiscal year ended March 31, 2005.

                                   SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: July 14, 2006


/s/ Kent Rodriguez
------------------
Kent Rodriguez,
President and Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Company in the capacities and on the dates indicated.


Signature and Title                                                 Date



/s/ Kent Rodriguez                                              July 14, 2006
------------------------
Kent Rodriguez, President, Chief Executive Officer
Secretary and Director (Principal Executive Officer and
Principal Financial Officer)


/s/ Douglas Barton                                              July 14, 2006
------------------------
Douglas Barton, Director


/s/ Thad Kaplan                                                 July 14, 2006
------------------------
Thad Kaplan, Director

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             Avalon Oil & Gas, Inc.
                          EXHIBIT INDEX TO FORM 10-KSB


                    For the fiscal year ended March 31, 2006
                         Commission File Number 1-12850

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

3.5       Bylaws of the Nevada Corporation (Incorporated by reference
          to Exhibit 3.5 to Form 10-KSB filed February 2000)               *

4.1       Specimen of Common Stock (Incorporated by reference to
          Exhibit 10.1 to Registration Statement on Form SB-2,
          Registration No. 33-74240C).                                     *

10.1 Incentive Compensation and Employment Agreement for Kent A. Rodriguez (Incorporated by Reference to Exhibit 10.12 of our
          Form 10-KSB filed July 20, 2001)                                 *

23.2      Consent Cordovano and Honeck, LLP                                *

31.1      Certification

32.1      Certification

     *    Incorporated by reference to a previously filed exhibit or report.

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Avalon Oil & Gas, Inc.

We have audited the accompanying balance sheet of Avalon Oil & Gas, Inc. as of March 31, 2006, and the related statements of operations, changes in stockholders' deficit, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Avalon Oil & Gas, Inc. as of March 31, 2006, and the results of its operations, changes in stockholders' deficit and cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency, which raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/Murrell, Hall, McIntosh & Co., PLLP


July 10, 2006
Oklahoma City, Oklahoma

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




/s/  Cordovano and Honeck LLP
----------------------------------
     Cordovano and Honeck LLP


Denver, Colorado
June 9, 2005


                              AVALON OIL AND GAS, INC.
                                    BALANCE SHEET
                                   March 31, 2006


                                       Assets

Cash                                                                    $     43,818
                                                                        ------------

Total Current Assets                                                          43,818
                                                                        ------------

Property and equipment, net of depreciaiton of $52                             1,324
                                                                        ------------

Total Assets                                                            $     45,142
                                                                        ============


                        Liabilities and Shareholders' Deficit
Current liabilities:
     Accounts payable:
        Accounts payable, related party                                 $     21,929
        Accounts payable, other                                               23,682
     Accrued liabilities                                                      54,500
                                                                        ------------

                 Total current liabilities                                   100,111
                                                                        ------------

Commitments and contingencies                                                   --

Shareholders' deficit:
     Preferred stock, Series A. $0.10 par value, 1,000,000 shares
       authorized, 100 shares issued and outstanding                         500,000
     Common stock, $0.001 par vlaue, 1,000,000,000 shares authorized,
       182,565,210 shares issued and outstanding                             182,566
     Additional paid-in capital                                           15,860,634
     Stock subscription receivable                                          (832,000)
     Retained deficit                                                    (15,766,169)
                                                                        ------------
                 Total shareholders' deficit                                 (54,969)
                                                                        ------------
                                                                        $     45,142
                                                                        ============


                   See accompanying notes to financial statements


                            AVALON OIL AND GAS, INC.
                            STATEMENTS OF OPERATIONS


                                                             Year Ended
                                                              March 31,
                                                   ------------------------------
                                                        2006             2005
                                                   -------------    -------------

Operating expenses:
    Selling, general and administrative expenses   $     173,479    $     128,992
    Stock-based compensation                             280,451          117,000
    Gain on debt settlements                                --            (64,926)
    Asset impairment                                        --                726
    Depreciation                                              52             --
                                                   -------------    -------------
       Total operating expenses                          453,982          181,792
                                                   -------------    -------------
       Operating loss                                   (453,982)        (181,792)

Interest expense:
    Related party                                         (6,049)         (17,247)
    Other                                                (38,925)         (13,406)
                                                   -------------    -------------
       Loss before income taxes                         (498,956)        (212,445)

Provision (benefit) for income taxes                        --               --
                                                   -------------    -------------

       Net loss                                         (498,956)        (212,445)

Preferred stock dividend                                 (40,000)         (40,000)
                                                   -------------    -------------
       Loss attributable to common stock
          after preferred stock dividends          $    (538,956)   $    (252,445)
                                                   =============    =============

Basic and diluted loss per common share            $       (0.01)   $       (0.01)
                                                   =============    =============

Basic and diluted weighted average
    common shares outstanding                        115,543,584       47,175,722
                                                   =============    =============


                 See accompanying notes to financial statements


                                          AVALON OIL AND GAS, INC.
                                STATEMENT OF CHANGES IN SHAREHOLDERS' DEFICIT



                                                      Preferred Stock, Series A           Common Stock
                                                     ---------------------------   ---------------------------
                                                        Shares       Par Value        Shares       Par Value
                                                     ------------   ------------   ------------   ------------
                           Balance, March 31, 2004            100   $    500,000     42,738,543   $     42,739

Common stock issued for cash                                 --             --        7,000,000          7,000
Common stock issued to directors in exchange for
    director services                                        --             --        3,000,000          3,000
Common stock issued in exchange for
    consulting services                                      --             --        8,700,000          8,700
Common stock issued to an officer for
    services                                                 --             --        4,400,000          4,400
Common stock issued to an officer for
    accrued preferred stock dividends                        --             --        2,800,000          2,800
Common stock issued in litigation settlement                 --             --          500,000            500
Common stock issued in exchange for debt and
    accrued interest                                         --             --       10,500,000         10,500
Dividends on preferred stock                                 --             --             --             --
Net loss                                                     --             --             --             --
                                                     ------------   ------------   ------------   ------------
                           Balance, March 31, 2005            100   $    500,000     79,638,543   $     79,639

Common stock issued in exchange for
    director services                                        --             --          900,000            900
Common stock issued in exchange for
    consulting services                                      --             --       13,726,667         13,727
Common stock issued in exchange for debt and
    accrued interest                                         --             --       19,000,000         19,000
Common stock issued for cash                                 --             --       21,100,000         21,100
Common stock issued as additional consideration
    for loan                                                 --             --          700,000            700
Common stock issued for subscription                         --             --       32,000,000         32,000
Common stock issued for syndication fees                     --             --          500,000            500
Common stock issued for assumption of
    accounts payable                                         --             --       15,000,000         15,000
Warrants issued in exchange for
    director services                                        --             --             --             --
Beneficial conversion feature of loan                        --             --             --             --
Dividends on preferred stock                                 --             --             --             --
Net loss                                                     --             --             --             --
                                                     ------------   ------------   ------------   ------------
                           Balance, March 31, 2006            100   $    500,000    182,565,210   $    182,566
                                                     ============   ============   ============   ============

Table continues on following page.


                                            AVALON OIL AND GAS, INC.
                                 STATEMENT OF CHANGES IN SHAREHOLDERS' DEFICIT
                                                  (Continued)


                                                        Stock         Additional
                                                     Subscription      Paid-in        Retained
                                                      Receivable       Capital         Deficit          Total
                                                     ------------    ------------    ------------    ------------
                           Balance, March 31, 2004   $       --      $ 13,776,887    $(14,974,768)   $   (655,152)

Common stock issued for cash                                 --            47,000            --            54,000
Common stock issued to directors in exchange for
    director services                                        --            27,000            --            30,000
Common stock issued in exchange for
    consulting services                                      --            78,300            --            87,000
Common stock issued to an officer for
    services                                                 --           105,600            --           110,000
Common stock issued to an officer for
    accrued preferred stock dividends                        --            70,533            --            73,333
Common stock issued in litigation settlement                 --             4,500            --             5,000
Common stock issued in exchange for debt and
    accrued interest                                         --            80,642            --            91,142
Dividends on preferred stock                                 --              --           (40,000)        (40,000)
Net loss                                                     --              --          (212,445)       (212,445)
                                                     ------------    ------------    ------------    ------------
                           Balance, March 31, 2005   $       --      $ 14,190,462    $(15,227,213)   $   (457,112)

Common stock issued in exchange for
    director services                                        --            12,600            --            13,500
Common stock issued in exchange for
    consulting services                                      --           189,560            --           203,287
Common stock issued in exchange for debt and
    accrued interest                                         --           283,956            --           302,956
Common stock issued for cash                                 --           207,900            --           229,000
Common stock issued as additional consideration
    for loan                                                 --            11,900            --            12,600
Common stock issued for subscription                     (832,000)        800,000            --              --
Common stock issued for syndication fees                     --              (500)           --              --
Common stock issued for assumption of
    accounts payable                                         --            75,108            --            90,108
Warrants issued in exchange for
    director services                                        --            63,664            --            63,664
Beneficial conversion feature of loan                        --            25,984            --            25,984
Dividends on preferred stock                                 --              --           (40,000)        (40,000)
Net loss                                                     --              --          (498,956)       (498,956)
                                                     ------------    ------------    ------------    ------------
                           Balance, March 31, 2006   $   (832,000)   $ 15,860,634    $(15,766,169)   $    (54,969)
                                                     ============    ============    ============    ============


                                 See accompanying notes to financial statements


                                      AVALON OIL AND GAS, INC.
                                      STATEMENTS OF CASH FLOWS


                                                                                     Year ended
                                                                                      March 31,
                                                                                ----------------------
                                                                                   2006         2005
                                                                                ---------    ---------

Cash flow from operating activities
       Net loss                                                                 $(498,956)   $(212,445)
       Adjustments to net loss
          Depreciation                                                                 52            0
          Loss on asset impairment                                                   --            726
          Stock-based compensation                                                280,451      117,000
          Amortization of loan discounts to interest expense                       38,584         --
          Gain on settlement of liabilites                                           --        (64,926)
          Changes in current assets and liabilities
             Accounts payable and other accrued expenses                          (27,321)     161,674
                                                                                ---------    ---------
                              Net cash provided(used) in operating activities    (207,190)       2,029
                                                                                ---------    ---------

Cash flow from investing activities:
        Additions to property and equipment                                        (1,376)        --
                                                                                ---------    ---------
                                        Net cash used in investing activities      (1,376)        --
                                                                                ---------    ---------


Cash flow from financing activities:
        Proceeds from sale of common stock                                        229,000       54,000
        Preferred stock dividends                                                 (26,667)     (40,000)
        Payments on notes payable                                                  (8,000)
        Payment of litigation payable                                                --        (16,000)
        Payments on note payable to officer                                                    (50,000)
        Proceeds from issuance of note payable                                     58,000       50,000
                                                                                ---------    ---------
                                    Net cash provided by financing activities     252,333       (2,000)
                                                                                ---------    ---------

                                                           Net change in cash      43,767           29
Cash at beginning of period                                                            51           22
                                                                                ---------    ---------

Cash at end of period                                                           $  43,818    $      51
                                                                                =========    =========

Supplemental cash flow information:
    Cash paid during the period for:
       Interest                                                                 $    --      $   6,598
                                                                                =========    =========
       Income taxes                                                             $    --      $    --
                                                                                =========    =========

    Non-cash investing and financing transactions:
       Common stock issued as payment for debt and
          accrued interest                                                      $ 276,949    $  91,142
                                                                                =========    =========
       Common stock issued in exchange for consulting services                  $ 228,367    $    --
                                                                                =========    =========
       Common stock issued in exchange for directors' fees                      $  13,500    $    --
                                                                                =========    =========
       Common stock issued for fees in stock sale                               $     500    $    --
                                                                                =========    =========
       Common stock issued for loan consideration                               $   7,000    $    --
                                                                                =========    =========
       Preferential conversion feature of loan                                  $  25,984    $    --
                                                                                =========    =========


                           See accompanying notes to financial statements


                             AVALON OIL & GAS, INC.
                          NOTES TO FINANCIAL STATEMENTS


Note 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

The Company is currently in the process of raising funds to acquire oil and gas properties.

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

Cash Equivalents

Cash and cash equivalents consist primarily of cash on deposit, certificates of deposit, money market accounts, and investment grade commercial paper that are readily convertible into cash and purchased with original maturities of three months or less. The Company maintains its cash balances at several financial institutions. Accounts at the institutions are insured by the Federal Deposit Insurance Corporation up to $100,000. Periodically, the Company's cash balances are in excess of this amount.

Fair Value of Financial Instruments

The Company's financial instruments are cash and cash equivalents, accounts receivable, accounts payable, notes payable, and long-term debt. The recorded values of cash and cash equivalents, accounts receivable, and accounts payable approximate their fair values based on their short-term nature. The recorded values of notes payable and long-term debt approximate their fair values, as interest approximates market rates.

Property and Equipment

Property and equipment are recorded at cost. Expenditures for major additions and improvements are capitalized, and minor replacements, maintenance, and repairs are charged to expense as incurred. When property and equipment are retired or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is included in the results of operations for the respective period. Depreciation is provided over the estimated useful lives of the related assets using the straight-line method for financial statement purposes. The Company uses other depreciation methods (generally accelerated) for tax purposes where appropriate. The estimated useful lives for significant property and equipment categories are as follows:

                             AVALON OIL & GAS, INC.
                          NOTES TO FINANCIAL STATEMENTS


Machinery and equipment       5 years

Common Stock Issued For Services

In accordance with the requirements of SEC Staff Accounting Bulletin ("SAB") D-90 "Grantor Balance Sheet Presentation of Unvested, Forfeitable Equity Instruments Granted to Non Employees, unvested, forfeitable equity instruments granted to non employees are treated as not issued for accounting purposes until the issuing entity has received consideration it and the condition is thus satisfied. As of March 31, 2006 there were 28,333,333 shares issued to non employees valued at $668,833 for which services had not been provided. These shares were not show as issued for financial reporting purposes.

Warrants

The value of warrants issued is recorded at their fairs values as determined by use of a Black Sholes Model at such time or over such periods as the warrants vest.

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

Recently Issued Accounting Standards

Revision of SFAS No. 123, Share-Based Payment

                             AVALON OIL & GAS, INC.
                          NOTES TO FINANCIAL STATEMENTS


In December 2004, the FASB issued a revision of SFAS No. 123, "Share-Based Payment". The statement establishes standards for the accounting for transactions in which an entity exchanges its equity investments for goods and services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. The statement does not change the accounting guidance for share-based payments with parties other than employees. The statement is effective for the quarter beginning January 1, 2006. The Company does not expect this statement to have a material effect on its reporting.

Accounting for Exchanges of Non-monetary Assets-amendment of APB Opinion No. 29

In December 2004, the FASB issued SFAS No. 153, "Exchanges of Non-monetary Assets-amendment of APB Opinion No. 29". Statement 153 eliminates the exception to fair value for exchanges of similar productive assets and replaces it with a general exception for exchanged transactions that do not have a commercial substance, defined as transactions that are not expected to result in significant changes in the cash flows of the reporting entity. This statement is effective for exchanges of non-monetary assets occurring after September 15, 2005. The Company does not expect this statement to have a material effect on its reporting.

Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3". Statement 154 requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. The statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not expect this statement to have a material effect on its reporting.

Recently adopted FASB No. 155 "Accounting for Certain Hybrid Financial Instruments - An Amendment of FASB Statements No. 133 and 140" and FASB No. 156 "Accounting for Servicing of Financial Assets - An Amendment of FASB 140" have no implications for the Company and are not expected to affect its reporting.

Reclassifications

Certain reclassifications have been made to the prior years' financial statements to conform to the current year presentation. These reclassifications had no effect on previously reported results of operations or retained earnings.


Note 2: Going Concern

The Company is in the process of acquiring and developing petroleum and natural gas properties with adequate production and reserves to operate as a profitable entity. As of March 31, 2006, it had a working capital deficiency of $(56,293) and incurred losses for the years ended March 31, 2006 and 2005 of $(498,956) and $(212,445) respectively. The Company's ability to continue as a going concern is dependent upon obtaining financing and achieving profitable levels of operations. The Company is currently seeking additional funds and additional mineral interests through private placements of equity and debt instruments. There can be no assurance that its efforts will be successful.

                             AVALON OIL & GAS, INC.
                          NOTES TO FINANCIAL STATEMENTS


The consolidated financial statements do not give effect to any adjustments that might be necessary if the Company is unable to continue as a going concern.


Note 3: Related Party Transactions

Accounts Payable

As of March 31, 2006, the Company owed an officer $21,929 for general and administrative expenses paid on behalf of the Company. This liability is included in the accompanying financial statements as "Accounts payable, related party". This payable does not bear interest and is due on demand.

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

On December 12, 2005, the Company entered into an unsecured loan agreement with a corporation to borrow $50,000. The note is due and payable on March 13, 2006 and bears interest at 10% per annum. The note has a preferential conversion feature which allows the loan to be converted into the Company's common stock at a 35% discount to the market value of that stock on the conversion date. In accordance with EITF 98-05 "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios", the feature was valued at $25,984 and was treated as additional paid in capital with the offset to loan discount.

The Company also gave the note holder 700,000 shares of the Company's common stock valued at $12,600 as additional consideration for making this loan. The value of the shares issued was also treated as a loan discount.

On March 31, 2006 the loan was converted to 3,000,000 shares of the Company's common stock. The entire balance of the loan discount totaling $38,584 was charged to interest expense.

Preferred Stock

The 100 shares of Series A Preferred Stock, issued to an officer/director as payment for $500,000 in promissory notes, are convertible into the number of shares of common stock sufficient to represent 40 percent (40%) of the fully diluted shares outstanding after their issuance. The Series A Preferred Stock

                             AVALON OIL & GAS, INC.
                          NOTES TO FINANCIAL STATEMENTS


pays an eight percent (8%) dividends. The dividends are cumulative and payable quarterly. The Series A Preferred Stock carries liquidating preference, over all other classes of stock, equal to the amount paid for the stock plus any unpaid dividends. The Series A Preferred Stock provides for voting rights on an "as converted to common stock" basis.

During the year ended March 31, 2006, the Company incurred $40,000 in preferred stock dividends of which $26,667 was paid in cash. As of March 31, 2006, the Company owed the officer $20,000 in accrued dividends.

The holders of the Series A Preferred Stock have the right to convert each share of preferred stock into a sufficient number of shares of common stock to equal 40% of the then fully-diluted shares outstanding. Fully diluted shares outstanding is computed as the sum of the number of shares of common stock outstanding plus the number of shares of common stock issuable upon exerciser, conversion or exchange of outstanding options, warrants, or convertible securities.


Stock-Based Compensation

During the year ended March 31, 2006, the Company issued its previous directors 900,000 shares of its common stock and warrants for purchase of 2,000,000 shares of common stock for directors' fees. The transactions were recorded at the quoted market price of the stock on the date of issuance. The services, valued at $72,664, are included in the accompanying financial statements as "Stock-based compensation".

During the year ended March 31, 2006, the Company also issued 42,560,000 shares of common stock valued at $949,284 for consulting services. Of these shares 28,333,333 valued at $668,833 were treated as not being issued for financial reporting purposes as required by SAB D-90 "Grantor Balance Sheet Presentation of Unvested, Forfeitable Equity Instruments Granted to Non Employees".


Note 4: Income Taxes

At March 31, 2006, the Company has accumulated a net operating loss of approximately $21,500,000 (including pre-reorganization), which may be used to reduce future taxable income through 2026. A valuation allowance has been recognized to completely reserve for the deferred tax assets related to the loss carryforwards. The reserve has been established because of the uncertainty of future taxable income, which is necessary in order to realize the benefits of the net operating loss carryforwards. Any tax benefits realized in the future from pre-confirmation operating loss carryforwards will be reported as a direct addition to additional paid-in capital. The Company's ability to utilize these carryforwards to offset future taxable income is subject to restrictions under
Section 382 of the Internal Revenue Code due to certain changes in the equity ownership of the Company. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for tax purposes. Components of the Company's deferred tax assets are:

                             AVALON OIL & GAS, INC.
                          NOTES TO FINANCIAL STATEMENTS


Deferred tax assets from net operating
         loss carryforwards              $ 8,671,350
Less: Valuation allowance                $(8,671,350)
                                         -----------

Net Deferred tax asset                   $      --
                                         ===========


A reconciliation of the provision for (benefit from) income taxes with amounts determined by applying the statutory U.S federal income tax rates to income before income taxes is as follows:

                                                  Year Ended March 31,
                                                 ----------------------
                                                    2006         2005
                                                 ---------    ---------

       Tax (benefit) at Federal Statutory rate   $(168,600)   $ (72,200)

       Tax (benefit)- state                        (24,800)     (10,600)

       Valuation allowance                         193,400       82,800
                                                 ---------    ---------

       Effective provision (benefit) for taxes   $    --      $    --
                                                 =========    =========


Note 5: Shareholders' Equity

On May 23, 2005, the Company signed a Letter of Intent to acquire an eighty percent (80%) Net Revenue Interest in certain oil and gas leasehold interests located primarily in the Montgomery County, Kansas and certain oil field equipment, (the "Assets") from Mid-Continent Investments, Inc. ("MCI"). On July 22, 2005, the Company closed the transaction and delivered 85,000,000 shares of our common stock to MCI in anticipation of receipt of an assignment transferring ownership of the Assets. As of January 25, 2006, the Company had not received an assignment of the Assets, and it sent a letter to its transfer agent canceling the 85,000,000 shares that were issued and delivered to MCI, for failure of consideration. Further, the Company has notified MCI that we no longer intend to acquire the Assets.

During May 2005, the Company issued 100,000 shares of its common stock in exchange for consulting services. The value of the stock issued, $.01 per share was recorded at fair value based on the stock's quoted market price on the date of issuance. The $2,800 in services is included in the accompanying financial statements as "Stock-based compensation".

Effective July 19, 2005, the Company's shareholders approved an increase in the Company's authorized common shares from 200,000,000 to 1,000,000,000. In addition, the Company's name was changed from Xdogs, Inc. to Avalon Oil and Gas, Inc.

On August 29, 2005 the Company acquired a one hundred percent (100%) working interest, seventy-eight percent (78%) net revenue interest, in 2,400 acres located in Canadian County, Oklahoma (the "Oklahoma Properties"), from Sooner

                             AVALON OIL & GAS, INC.
                          NOTES TO FINANCIAL STATEMENTS


Trend Leasing LLC, payable by delivering 48,000,000 authorized, previously un-issued, shares of the Company's common stock. On February 13, 2006, the Company returned the Oklahoma Properties to Sooner Trend Leasing LLC, and sent a letter to its transfer agent canceling the 48,000,000 shares of stock which were issued to Sooner Trend Leasing LLC.

On September 12, 2005, the Company issued 720,000 share of its common stock in exchange for consulting services. The value of the stock issued, $0.01 per share was recorded at fair value based on other cash sales of restricted stock. The $19,440 in services is included in the accompanying financial statements as "Stock-based compensation"

In November 2005, the Company sold 5,000,000 shares of common stock at $0.01 per common share for a total of $50,000 less $1,000 of legal expenses related to the sale.

In December 2005, the Company sold 5,000,000 shares of common stock at $0.01 per common share for a total of $50,000 less $1,000 of legal expenses related to the sale. In connection with this sale, the investor was also granted warrants to purchase 2,500,000 shares of common stock at a price of $0.01 per share. This option expires December 8, 2012.

In December 2005, the Company issued 10,000,000 shares of common stock in exchange for consulting services. The value of the stock issued, $0.01 per share was recorded at fair value based on other cash sales of restricted stock. Of the $190,000 in services $63,333 is included in "Stock-based compensation" with the balance not shown as issued until services are rendered.

In January 2006, the Company issued 20,000,000 shares of common stock in exchange for consulting services. The value of the stock issued, $0.01 per share was recorded at fair value based on other cash sales of restricted stock. Of the $224,000 in services $102,667 is included in "Stock-based compensation" with balance not shown as issued until services are rendered.

In January 2006, the Company issued 15,000,000 shares of common stock to an unrelated third party in exchange for the assumption of $90,108 of the Company's accounts payable. The Company remains contingently liable for these accounts payable should the assuming shareholder fail to settle them.

In March 2006, the Company sold 10,000,000 shares of common stock at $0.012 per common share for a total of $120,000. The investors also received warrants to purchase 3,000,000 shares of common stock at a price of $0.03 per share. These warrants will expire on March 6, 2013.

In March 2006, the Company issued 11,000,000 shares of common stock in exchange for consulting services. The value of the stock issued was recorded at fair value of $427,000, $37,000 of which is included in "Stock-based compensation" With the balance not shown as issued until services are rendered.

In March 2006, the Company issued 240,000 shares of common stock in exchange for consulting services. The value of the stock issued at fair value of $8,880.

                             AVALON OIL & GAS, INC.
                          NOTES TO FINANCIAL STATEMENTS


On March 31, 2006, the Company granted to its directors warrants to purchase 2,000,000 shares of common stock at a price of $0.01 per share. These warrants will expire on March 31, 2011. These warrants were valued at $63,664 for financial reporting purposes and were recorded as stock compensation expense during the year ended March 31, 2006.

Information with respect to stock warrants outstanding is follows:

           Exercise    Outstanding                Expired or    Outstanding     Expiration
            Price     March 31, 2005    Granted   Exercised    March 31, 2006      Date
            -----     --------------    -------   ---------    --------------      ----
Warrants:
            $0.01          -0-         2,500,000     -0-          2,500,000      12/8/2012
            $0.01          -0-         2,000,000     -0-          2,000,000      3/31/2011
            $0.03          -0-         3,000,000     -0-          3,000,000       3/6/2013


Note 6: Stock Purchase Agreement

On October 14, 2005, the Company entered into a stock purchase agreement with two investor groups. The investors agreed to purchase a total of 32,000,000 shares of the Company's common stock for a total consideration of $832,000. As of March 31, 2006, the capital contribution had not been received and the stock was held in escrow pending receipt of the funds by the Company. The Company has requested the escrow agent return the shares to the Company. Upon receipt of these shares, The Company will forward the shares to our transfer agent for cancellation.


Note 7: Earnings Per Share

SFAS 128 requires a reconciliation of the numerator and denominator of the basic and diluted earnings per share (EPS) computations. The following securities were not included in the calculation of diluted earnings per share because their effect was antidilutive.

For the year ended March 31, 2006, 28,333,333 shares that were issued for services not yet rendered have been not recorded in the financial statements. These shares will be recognized when services are rendered.

For the years ended March 31, 2006 and 2005, dilutive shares do not include outstanding warrants to purchase 4,500,000 shares of common stock at an exercise price of $0.01 and 3,000,000 shares of common stock at an exercise price of $0.03 because the effects were antidilutive. Diluted shares does not include shares issuable to the preferred shareholders pursuant to their right to convert preferred stock into sufficient common shares sufficient to equal 40% of the post conversion outstanding shares as the effect would be antidilutive.

                             AVALON OIL & GAS, INC.
                          NOTES TO FINANCIAL STATEMENTS


The following reconciles the components of the EPS computation:

                                          Income          Shares      Per Share
                                        (Numerator)    (Denominator)    Amount
                                        -----------    -------------   --------

For the year ended March 31, 2006:
   Net loss                             $  (498,956)
   Preferred stock dividends                (40,000)
                                        -----------
   Basic EPS loss available to
   common shareholders                  $  (538,956)    115,543,584    $  (0.01)
   Effect of dilutive securities:
   None                                        --              --
                                        -----------     -----------

   Diluted EPS loss available to
   common shareholders                  $  (538,956)    115,543,584    $  (0.01)
                                        ===========     ===========    ========

For the year ended March 31, 2005:
   Net loss                             $  (212,445)
   Preferred stock dividends                (40,000)
                                        -----------
   Basic EPS loss available to
   common shareholders                  $  (252,445)     47,175,722    $  (0.01)
                                                                       --------
   Effect of dilutive securities:
   None                                        --              --
                                        -----------     -----------

   Diluted EPS loss available to
   common shareholders                  $  (252,445)     47,175,722    $  (0.01)
                                        ===========     ===========    ========


Note 8: Subsequent Events

On April 18, 2006, the Company purchased a fifty percent (50%) working interest in a 266.73-acre oil and gas lease in Starr County, Texas, from Canyon Oil and Gas, Inc. for $75,000 in cash and 7,500,000 shares of the Company's common stock.

On April 18, 2006, the Company authorized the issuance of 2,700,000 shares of common stock for consulting services.

On May 1, 2006, the Company granted to its directors warrants to purchase 2,000,000 shares of common stock at a price of $0.025 per share for director services. These warrants expire on May 1, 2011.

On May 8, 2006, the Company borrowed $100,000 from a corporation for six months at ten percent interest. The note holder has the right to convert the note and accrued interest at the rate of $0.01 per share.

                             AVALON OIL & GAS, INC.
                          NOTES TO FINANCIAL STATEMENTS


On May 15, 2006, the Company entered into a strategic alliance agreement with UTEK Corporation for consulting services. The Company issued 693,642 share of common stock in connection with this agreement.

On May 24, 2006, the Company issued 10,000,000 shares of common stock to a corporation for consulting services and assumption of $34,500 of accrued payroll taxes.

On June 1, 2006, the Company executed a six-month consulting agreement with a Consultant and issued 300,000 share of common stock as compensation.

On June 15, 2006, the Company acquired a fifty percent (50%) working interest in the J.C. Kelly wellbore, a 121.9 acre lease in Wood County, Texas, in addition to the E.A. Chance #1 and #2 wellbores, a 40 acre lease in Camp County, Texas and all of the surface equipment for the properties, from KROG Partners LLC., for $50,000 in cash and 500,000 shares of The Company's Common Stock.

On June 8, 2006 the Company granted warrants to purchase 250,000 shares at a price of $0.025 per share for website design and maintenance services. These warrants expire on June 8, 2011.

On July 5, 2006, the Company completed the acquisition of an interest in the Lacey Leasehold from C & M Exploration, LLC (C & M). The properties encompass a twenty five percent (25%) working interest in East Half of Section Twenty-Four
(24), Township Nineteen North (19N), Range Nine West (9 W), Kingfisher County, Oklahoma ("The Leasehold"). The Leasehold has four (4) potential re-entry well bores and two (2) potential drilling locations that represent three hundred twenty (320) acres.

During the three months ended June 30, 2006, we issued 3,780,000 shares of our Common Stock to 7 accredited investors, at an average of approximately $0.05 per share, pursuant to the exemptions afforded by Section 4(2) of the Securities Act of 1933, as amended, for which we received total cash proceeds of $178,000.

During the three months ended June 30, 2006, we issued 25,851,727 shares of our Common Stock to 106 investors, at an average of approximately $0.033 per share, pursuant to the exemptions afforded by Regulation S of the Securities Act of 1933, as amended, for which we received total cash proceeds of $851,550.