Form 10QSB
period 2006-06-30
Avalon Oil & Gas, Inc.
filed 2006-08-21
CIK 918573

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                       For the quarter ended June 30, 2006
                         Commission file number: 1-12850

                             Avalon Oil & Gas, Inc.
               --------------------------------------------------
              (Exact name of small business issuer in its charter)

                          7000 Flour Exchange Building
                             310 Fourth Avenue South
                          MINNEAPOLIS, MINNESOTA 55415
                    (Address of principal executive offices)


Incorporated under the laws of                              84-1168832
    the State of Nevada                            I.R.S .Identification Number


Small Business Issuer's telephone number including area code:  (612) 359-9020


Indicate by check mark whether the Company (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the
past 90 days. Yes:   X     No:
                  -------      ------

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act). Yes:        No:   X
                                      -----      -----

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

State the number of shares outstanding of each of the Company's classes of common equity, as of the latest practicable date: 267,875,770 common stock, par value $0.001, issued and outstanding as of August 21, 2006.


Transitional Small Business Disclosure Format:        Yes:   X    No:
                                                            -----     -----

                             Avalon Oil & Gas, Inc.
        FORM 10-QSB QUARTERLY REPORT FOR THE QUARTER ENDED JUNE 30, 2006


                                      INDEX


Part I: FINANCIAL INFORMATION
                                                                            Page
                                                                            ----
Item 1. Financial Statements

     Condensed balance sheet, June 30, 2006 (unaudited).....................  4
     Condensed statements of operations for the three months
        ended June 30, 2006 and 2005 (unaudited)............................  5
     Condensed statements of cash flows for the three months
        ended June 30, 2006 and 2005 (unaudited)............................  6
     Notes to condensed financial statements (unaudited)....................  7

Item 2. Management's Discussion and Analysis of Financial Condition
     and Results of Operations.............................................  14

Item 3. Controls and Procedures............................................  15


Part II: OTHER INFORMATION.................................................  17

Item 1. Legal Proceedings................................................... 17

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds......... 17

Item 3. Defaults Upon Senior Securities..................................... 17

Item 4. Submission of Matters to a Vote of Security Holders................. 18

Item 5. Other Information................................................... 18

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

                                     PART I

ITEM 1.  FINANCIAL STATEMENTS

Certain information and footnote disclosures required under accounting principles generally accepted in the United states of America have been condensed or omitted from the following consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission. It is suggested that the following condensed consolidated financial statements be read in conjunction with the year-end consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended March 31, 2006.

The results of operations for the three month period ended June 30, 2006, are not necessarily indicative of the results to be expected for the entire fiscal year or for any other period.


                            AVALON OIL AND GAS, INC.
                             CONDENSED BALANCE SHEET
                                 June 30, 2006
                                   (Unaudited)


                                     Assets

Current Assets:
    Cash                                                           $    921,294
                                                                   ------------

       Total Current Assets                                             921,294
                                                                   ------------

Property and equipment, net of depreciaiton of $151                       1,225
Oil and Gas Properties                                                  410,000
                                                                   ------------
                                                                   $  1,332,519
                                                                   ============


                      Liabilities and Shareholders' Equity

Current liabilities:
     Accounts payable:
        Accounts payable, related party                            $     21,688
        Accounts payable, other                                          22,788
     Notes Payable  - related party, net of loan
        discount of $66,667                                              33,333
     Accrued liabilities                                                 68,500
                                                                   ------------

        Total current liabilities                                       146,309
                                                                   ------------

Commitments and contingencies                                              --

Shareholders' equity:
     Preferred stock, Series A. $0.10 par value,
       1,000,000 shares  authorized, 100 shares
       issued and outstanding                                           500,000
     Common stock, $0.001 par vlaue, 1,000,000,000 shares
       authorized, 243,041,333 shares issued and outstanding            243,042
     Additional paid-in capital                                      17,937,099
     Stock subscription receivable                                     (866,500)
     Accumulated (deficit)                                          (16,627,431)
                                                                   ------------
        Total shareholders' equity                                    1,186,210
                                                                   ------------
                                                                   $  1,332,519
                                                                   ============

            See accompanying notes to condensed financial statements


                                            AVALON OIL AND GAS, INC.
                                        CONDENSED STATEMENTS OF OPERATIONS
                                                   (Unaudited)


                                                                        Three months ended,
                                                                             June 30,
                                                            ----------------------------------------
                                                                  2006                     2005
                                                            -------------              -------------
Operating expenses:
    Selling, general and administrative expenses            $     104,939              $      31,193
    Stock-based compensation                                      712,891                     10,000
    Depreciation                                                       99                       --
                                                            -------------              -------------
       Total operating expenses                                   817,929                     41,193
                                                            -------------              -------------

       (Loss) from operations                                    (817,929)                   (41,193)

Other Income (Expenses)
    Interest expense:
       Related party                                              (33,333)                    (5,749)
       Other                                                         --                         (335)
                                                            -------------              -------------

(Loss) from Continuing Operations before
    Income Taxes                                                 (851,262)                   (47,277)

Provision (benefit) for income taxes                                 --                         --
                                                            -------------              -------------

Net loss                                                         (851,262)                   (47,277)

Preferred Stock Dividend                                          (10,000)                   (16,667)
                                                            -------------              -------------

Loss attributable to common stock
    after preferred stock dividends                         $    (861,262)             $     (63,944)
                                                            =============              =============

Basic and diluted loss per common share                     $       (0.01)             $       (0.00)
                                                            =============              =============

Basic and diluted weighted average
    common shares outstanding                                 133,697,679                 82,505,210
                                                            =============              =============

                       See accompanying notes to condensed financial statements.



                                             AVALON OIL AND GAS, INC.
                                         CONDENSED STATEMENTS OF CASH FLOWS
                                                      (Unudited)

                                                                                        Three months ended
                                                                                           June 30,
                                                                              ---------------------------------
                                                                                  2006                  2005
                                                                              -----------           -----------

Cash flows from operating activities
    Net (loss)                                                                $  (851,262)          $   (47,277)
    Adjustments to reconcile net (loss) to net cash used in
       operating activities:
          Depreciation                                                                 99                  --
          Amortization of loan discount  to interest expense                       33,333                  --
          Stock-based compensation                                                712,891                10,000
    Increase (decrease) in operating liabilities:
       Accounts payable and other accrued expenses                                  2,865                29,413
                                                                              -----------           -----------
          Net cash provided (used) in operating activities                       (102,074)               (7,864)
                                                                              -----------           -----------

Cash flows from investing activities:
     Additions to oil and gas properties                                         (130,000)                 --
                                                                              -----------           -----------
        Net cash (used) in investing activities                                  (130,000)                 --
                                                                              -----------           -----------

Cash flows from financing activities:
     Proceeds from sale of common stock                                         1,029,550                  --
     Syndication fees paid                                                        (20,000)
     Proceeds from issuance of note payable                                       100,000                 8,000
                                                                              -----------           -----------
        Net cash provided by financing activities                               1,109,550                 8,000
                                                                              -----------           -----------

 Net increase (decrease) in cash
    and cash equivalents                                                          877,476                   136

Cash and cash equivalents,                                                         43,818                    51
                                                                              -----------           -----------
    Beginning of period

Cash and cash equivalents,
    End of period                                                             $   921,294           $       187
                                                                              ===========           ===========

Supplemental cash flow information:

Cash paid during the period for:
       Interest                                                               $      --             $      --
                                                                              ===========           ===========
       Income taxes                                                           $      --             $      --
                                                                              ===========           ===========

    Non-cash investing and financing transactions:
       Common stock issued as payment for debt and
          accrued interest                                                    $      --             $   252,956
                                                                              ===========           ===========
       Common stock issued in exchange for consulting services                $   675,556           $      --
                                                                              ===========           ===========
       Warrants issued in exchange for services                               $     4,148           $      --
                                                                              ===========           ===========
       Warrants issued in exchange for directors' fees                        $    33,187           $      --
                                                                              ===========           ===========
       Common stock issued for in exchange for oil and
           gas properties                                                     $   280,000           $      --
                                                                              ===========           ===========

                                 See accompanying notes to condensed financial statements.

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

Cash Equivalents

Cash and cash equivalents consist primarily of cash on deposit, certificates of deposit, money market accounts, and investment grade commercial paper that are readily convertible into cash and purchased with original maturities of three months or less. The Company maintains its cash balances at several financial institutions. Accounts at the institutions are insured by the Federal Deposit Insurance Corporation up to $100,000. At June 30, 2006 the Company's cash balances are $821,294 in excess of this amount.

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

            Machinery and equipment       5 years

Common Stock Issued For Services

In accordance with the requirements of SEC Staff Accounting Bulletin ("SAB")D-90 "Grantor Balance Sheet Presentation of Unvested, Forfeitable Equity Instruments Granted to Non Employees, unvested, forfeitable equity instruments granted to non employees are treated as not issued for accounting purposes until the issuing entity has received consideration for it and the condition is thus satisfied. As of June 30, 2006 there were 24,444,437 shares issued to non employees valued at $700,555 for which services had not been provided. These shares were not shown as issued for financial reporting purposes.

Warrants

The value of warrants issued is recorded at their fair value as determined by use of a Black Sholes Model at such time or over such periods as the warrants vest.

Earnings per Common Share

Statement of Financial Accounting Standards ("SFAS") 128, Earnings Per Share, requires presentation of "basic" and "diluted" earnings per share on the face of the statements of operations for all entities with complex capital structures. Basic earnings per share are computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted during the period. Dilutive securities having an antidilutive effect on diluted earnings per share are excluded from the calculation.

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

Recently adopted FASB No. 156 "Accounting for Servicing of Financial Assets - An amendment of FASB Staements No. 140" has no implications for the Company and is not expected to affect its reporting.

Reclassifications

Certain reclassifications have been made to the prior years' financial statements to conform to the current year presentation. These reclassifications had no effect on previously reported results of operations or retained earnings.


Note 2: Related Party Transactions

Accounts Payable

As of June 30, 2006, the Company owed an officer $21,688 for general and administrative expenses paid on behalf of the Company. This liability is included in the accompanying financial statements as "Accounts payable, related party". This payable does not bear interest and is due on demand.

Promissory Notes

On May 8, 2006, a shareholder loaned the Company $100,000 for working capital in exchange for a promissory note. The note carries a 10% interest rate and matures on November 8, 2006. The note holder has the right to convert the note and accrued interest at the rate of $0.01 per share. The value of this conversion feature was treated as a loan discount for the full $100,000 of the loan and is being amortized to interest expense over the life of the loan. Amortization of $33,333 was included in interest expense for the three months ended June 30, 2006.

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

During the three months ended June 30, 2006, the Company incurred $10,000 in preferred stock dividends of which are reflected in accrued dividends.

The holders of the Series A Preferred Stock have the right to convert all shares of preferred stock into a sufficient number of shares of common stock to equal 40% of the then fully-diluted shares outstanding. Fully diluted shares outstanding is computed as the sum of the number of shares of common stock outstanding plus the number of shares of common stock issuable upon exerciser, conversion or exchange of outstanding options, warrants, or convertible securities.


Stock-Based Compensation

During the three months ended June 30, 2006, the Company issued its directors five year warrants for the purchase of 2,000,000 shares of common stock at an exercise price of $.025 per share for directors' fees. The transactions were recorded at the fair value of the warrants using a Black Sholes pricing model. The services, valued at $33,187, are included in the accompanying financial statements as "Stock-based compensation". No warrants were issued to directors during the comparable period in 2005.

During the three months ended June 30, 2006 and 2005, 24,682,538 and 1,000,000 shares of those shares valued at $675,556 and $10,000, respectively, were earned and included in the accompanying financial statements as "Stock-based compensation". As of June 30, 2006 in accordance with the requirements of SAB D-90 "Grantor Balance Sheet Presentation of Unvested, Forfeitable Equity Instruments Granted to Non Employees", 24,444,437 shares were excluded from shares outstanding along with unearned compensation of $700,555.

During the three months ended June 30, 2006, the Company issued to a web site developer five year warrants for the purchase of 250,000 shares of common stock at an exercise price of $.025 per share. These warrants were valued at $4,148 using a Black Sholes pricing model and were included in stock-based compensation expense. No such warrants were issued for the comparable period in 2005.


Note 3: Property Acquisitions

On April 18, 2006, the Company purchased a fifty percent (50%) working interest in a 266.73-acre oil and gas lease in Starr County, Texas, from Canyon Oil and Gas, Inc. for $75,000 in cash and 7,500,000 shares of the Company's common Stock valued at $262,500.

On June 15, 2006, the Company acquired a fifty percent (50%) working interest in the J.C. Kelly wellbore, a 121.9 acre lease in Wood County, Texas, in addition to the E.A. Chance #1 and #2 wellbores, a 40 acre lease in Camp County, Texas and all of the surface equipment for the properties, from KROG Partners LLC., for $50,000 in cash and 500,000 shares of The Company's Common Stock valued at $17,500.


Note 4: Income Taxes

At March 31, 2006, the Company had accumulated a net operating loss of approximately $21,500,000 (including pre-reorganization), which may be used to reduce future taxable income through 2026. A valuation allowance has been recognized to completely reserve for the deferred tax assets related to the loss carryforwards. The reserve has been established because of the uncertainty of future taxable income, which is necessary in order to realize the benefits of the net operating loss carryforwards. Any tax benefits realized in the future from pre-confirmation operating loss carryforwards will be reported as a direct addition to additional paid-in capital. The Company's ability to utilize these carryforwards to offset future taxable income is subject to restrictions under
Section 382 of the Internal Revenue Code due to certain changes in the equity ownership of the Company. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for tax purposes. Components of the Company's deferred tax assets are:

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
                                                 =========   =========


Note 5: Shareholders' Equity

In December 2005, the Company issued 10,000,000 shares of common stock in exchange for consulting services. The value of the stock issued, $0.01 per share was recorded at fair value based on other cash sales of restricted stock. Of the $190,000 in services $63,333 was expensed in the year ended March 31, 2006. During the three months ended June 30, 2006, $47,500 was included in "Stock-based compensation" with the balance not shown as issued until services are rendered.

In January 2006, the Company issued 20,000,000 shares of common stock in exchange for consulting services. The value of the stock issued, $0.01 per share was recorded at fair value based on other cash sales of restricted stock. Of the $224,000 in services $102,667 was expensed in the year ended March 31, 2006. During the three months ended June 30, 2006, $65,333 was included in "Stock-based compensation" with balance not shown as issued until services are rendered.

In March 2006, the Company issued 11,000,000 shares of common stock in exchange for consulting services. The value of the stock issued was recorded at fair value of $427,000, $37,000 of which was expensed in the year ended March 31, 2006. During the three months ended June 30, 2006, $116,000 was included in "Stock-based compensation" With the balance not shown as issued until services are rendered.

On April 18, 2006, the Company authorized the issuance of 2,700,000 shares of common stock for consulting services. These shares were recorded at their estimated fair market value at the dates of issuance for a total of $91,800.

On May 1, 2006, the Company granted to its directors warrants to purchase 2,000,000 shares of common stock at a price of $0.025 per share for director services. These warrants expire on May 1, 2011. These warrants were recorded at their fair market value of $33,187 as determined by the use of a Black Sholes pricing model.

On May 15, 2006, the Company entered into a strategic alliance agreement with UTEK Corporation for consulting services. The Company issued 693,642 share of common stock in connection with this agreement. The value of the stock issued, $0.035 per share was recorded at fair value based on other cash sales of restricted stock. Of the $24,277 in services, $3,034 was included in "Stock-based compensation" with the balance not shown as issued until services are rendered.

On May 24, 2006, the Company entered into an agreement with a third party to issue 10,000,000 shares for consulting services and the assumption of $34,500 in debt for an issuance price of $0.035 per share or $350,000 as 985,714 shares have been reflected in stock subscription receivable until the liabilities have been paid by the third party.

On June 1, 2006, the Company executed a six-month consulting agreement with a Consultant and issued 300,000 share of common stock as compensation.

On June 8, 2006 the Company granted warrants to purchase 250,000 shares at a price of $0.025 per share for website design and maintenance services. These warrants expire on June 8, 2011.

During the three months ended June 30, 2006, the Company issued 27,393,582 shares of common stock to accredited and exemption (Regulation S) investors at issuance prices ranging from $0.0347 to $0.05 per share for total consideration of $1,029,550.


Information with respect to stock warrants outstanding is follows:

 Exercise    Outstanding                Expired or    Outstanding     Expiration
  Price     March 31, 2005    Granted    Exercised   March 31, 2006      Date
  -----     --------------    -------   ---------    --------------      ----
Warrants:
  $0.01      2,500,000          -0-        -0-          2,500,000      12/8/2012
  $0.01      2,000,000          -0-        -0-          2,000,000      3/31/2011
  $0.03      3,000,000          -0-        -0-          3,000,000       3/6/2013
  $0.025         -0-        2,000,000      -0-          2,000,000       5/1/2011
  $0.025         -0-          250,000      -0-            250,000       6/8/2011

Note 6: Stock Purchase Agreement

On October 14, 2005, the Company entered into a stock purchase agreement with two investor groups. The investors agreed to purchase a total of 32,000,000 shares of the Company's common stock for a total consideration of $832,000. As of June 30, 2006, the capital contribution had not been received and the stock was held in escrow pending receipt of the funds by the Company. The Company has requested the escrow agent return the shares to the Company. Upon receipt of these shares, The Company will forward the shares to our transfer agent for cancellation. The subscription price for these shares is reflected in stock subscription receivables as of June 30, 2006.

Note 7: Earnings Per Share

SFAS 128 requires a reconciliation of the numerator and denominator of the basic and diluted earnings per share (EPS) computations. The following securities were not included in the calculation of diluted earnings per share because their effect was antidilutive.

For the three months ended June 30, 2006, 24,444,437 shares that were issued for services not yet rendered have been not recorded in the financial statements. These shares will be recognized when services are rendered.

For the three months ended June 30, 2006 and 2005, dilutive shares do not include outstanding warrants to purchase 4,500,000 shares of common stock at an exercise price of $0.01; 3,000,000 shares of common stock at an exercise price of $0.03 and 2,250,000 share of common stock at an exercise price of $0.025 because the effects were antidilutive. Diluted shares does not include shares issuable to the preferred shareholders pursuant to their right to convert preferred stock into sufficient common shares sufficient to equal 40% of the post conversion outstanding shares as the effect would be antidilutive.

The following reconciles the components of the EPS computation:

                                          Income          Shares      Per Share
                                        (Numerator)    (Denominator)    Amount
                                        -----------    -------------   --------

For the three months ended June 30, 2006:
   Net loss                           $    (851,262)
   Preferred stock dividends                (10,000)
                                        -----------
   Basic EPS loss available to
   common shareholders                $    (861,262)    133,697,679    $  (0.01)
   Effect of dilutive securities:
   None                                        --              --
                                        -----------     -----------

   Diluted EPS loss available to
   common shareholders                $    (861,262)    133,697,679    $  (0.01)
                                        ===========     ===========    ========

For the three months ended June 30, 2005:
   Net loss                              $  (47,277)
   Preferred stock dividends                (16,667)
                                        -----------
   Basic EPS loss available to
   common shareholders                   $  (63,944)     82,505,210    $  (0.00)
                                                                       --------
   Effect of dilutive securities:
   None                                        --              --
                                        -----------     -----------

   Diluted EPS loss available to
   common shareholders                   $  (47,277)     82,505,210    $  (0.00)
                                        ===========     ===========    ========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our financial statements and the notes related thereto. The discussion of results, causes and trends should not be construed to infer conclusions that such results, causes or trends necessarily will continue in the future.

Business Development

We were originally incorporated in Colorado in April 1991 under the name Snow Runner (USA), Inc. We were the general partner of Snow Runner (USA) Ltd., a Colorado limited partnership which sold proprietary snow skates under the name "Sled Dogs" which was dissolved in August 1992. In late 1993, we relocated our operations to Minnesota and in January 1994 changed our name to Snow Runner, Inc. In November 1994 we changed our name to the Sled Dogs Company. On November 5, 1997, we filed for protection under Chapter 11 of the U.S. Bankruptcy Code. In September 1998, we emerged from protection of Chapter 11 of the U.S. Bankruptcy Code. In May, 1999, we changed our state of domicile to Nevada and our name to XDOGS.COM, Inc. In August 2000, we made a decision to re-focus to a traditional wholesale to retail distributor, and obtained the exclusive North American rights to distribute high-end European outdoor apparel and equipment. We first intended to exploit these rights over the Internet under the name XDOGS.COM, Inc. However, due to the general economic conditions and the ensuing general downturn in e-commerce and internet-based businesses, we decided that to best preserve our core assets we would need to adopt a more traditional strategy. Thus, we abandoned this approach and to better reflect our new focus, we changed our name to XDOGS, Inc. On July 22, 2005, the Board of Directors and a majority of the Company's shareholders approved an amendment to our Articles of Incorporation to change the Company's name to Avalon Oil & Gas, Inc., and to increase the authorized number of shares of our common stock from 200,000,000 shares to 1,000,000,000 shares, par value of $0.001, and engage in the acquisition of producing oil and gas properties.

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

On April 20, 2006, we acquired a fifty percent (50%) working interest in a 266.73-acre oil and gas lease in Starr County, Texas, from Canyon Creek Oil and Gas, Inc., located in the Boyle Field. The 266.73 acre property has four shut-in oil and gas wells, and ten potential drilling locations.

On June 15, 2006, we acquired a fifty percent (50%) working interest in the J.C. Kelly wellbore, a 121.9 acre lease in Wood County, Texas, in addition to the E.A. Chance #1 and #2 wellbores, a 40 acre lease in Camp County, Texas and all of the surface equipment for the properties, from KROG Partners LLC.

On July 17, 2006 we acquired Ultrasonic Mitigation Technologies, Inc., ("UMTI") a wholly owned subsidiary of UTEK Corporation (AMEX: UTK). UMTI holds the exclusive worldwide license for the mitigation of paraffin wax deposition from crude oil using ultrasonic waves. Varying ultrasonic transducers are positioned in production tubing walls as a means to inhibit the wax from attaching to the pipes. The use of this technology helps prevent precipitates from forming on pipes, and also breaks wax bonds thereby increasing flow rates and production efficiency. This technology was developed at the University of Wyoming by Dr. Brian Towler.

On August 11, 2006, we jointly acquired an interest in three producing oil wells located in Miller County, Arkansas. Our company and KROG Partners, LLC each acquired a fifty percent (50%) working interest in the properties which consists of the Dixon Heirs #1, Deltic Farms & Timer #1, and the Gunn #1. KROG Partners, LLC will be the operator.

We plan to raise additional capital during the fiscal year, but currently have not identified additional funding sources. Our ability to continue operations is highly dependent upon our ability to obtain additional financing, or generate revenues from our acquired oil and gas leasehold interests, none of which can be guaranteed.

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

Operations for Quarter ended June 30, 2006

As of June 30, 2006, we had $921,294 cash and cash equivalents, total assets of $1,332,519, and outstanding liabilities of $146,309. We did not generate any revenues during the three month period ending June 30, 2006. During this period, our selling, general, and administrative expenses were $104,939, our stock based compensation was $712,891, and our interest expense was $33,333. We experienced a net loss before income taxes of $851,262 for the three-month period ending June 30, 2006.

LIQUIDITY AND CAPITAL RESOURCES

Our cash and cash equivalents were $921,294 on June 30, 2006, compared to $187 on June 30, 2005. We met our liquidity needs through the issuance of our common stock for cash.

During the period ended June 30, 2006, we borrowed $100,000 from a shareholder of the Company. During the period ending June 30, 2006, we also sold 27,393,507 shares of the Company's common stock and received $1,029,550 in cash. We also issued 8,000,000 shares of our common stock in exchange for oil and gas properties, valued at $280,000.

We need to raise additional capital during the fiscal year, but currently have not acquired sufficient additional funding. Our ability to continue operations is highly dependent upon our ability to obtain immediate additional financing, or generate revenues from our acquired oil and gas leasehold interest, and to achieve profitability, none of which can be guaranteed. Unless additional funding is located, it is highly unlikely that we can continue to operate. There is no assurance that even with adequate financing or combined operations, we will generate revenues and be profitable.

Ultimately, our success is dependent upon our ability to generate revenues from our acquired oil and gas leasehold interests.

During the period ended June 30, 2006, we used $102,074 in operating activities and raised $1,109,550 from financing activities.

Subsequent Events

We plan to raise additional capital during the current fiscal year, but currently have not identified additional funding. Our ability to continue operations is highly dependent upon our ability to obtain immediate additional financing, or generate revenues from our acquired oil and gas leasehold interests, none of which can be guaranteed. Unless additional funding is identified, it is highly unlikely that we can continue to operate. There is no assurance that even with adequate financing or combined operations, we will generate revenues and be profitable.


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

                                     PART II

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) The common stock described below has been issued during the period ended June 30, 2006 without registration under the Securities Act. Unless otherwise indicated, the shares were valued at the quoted market price of the shares on the date of issuance.

On April 18, 2006, we authorized the issuance of 2,700,000 shares of common stock for consulting services.

On May 1, 2006, we granted to our directors warrants to purchase 2,000,000 shares of common stock at a price of $0.025 per share for director services. These warrants expire on May 1, 2011.

On May 15, 2006, we entered into a strategic alliance agreement with UTEK Corporation for consulting services. We issued 693,642 share of common stock in connection with this agreement. The value of the stock issued, $0.035 per share, was recorded at fair value based on other cash sales of restricted stock. Of the $24,277 in services, $3,034 was included in "stock-based compensation" with the balance not shown as issued until services are rendered.

On May 24, 2006, we issued 10,000,000 shares of common stock to a corporation for consulting services and assumption of $34,500 of accrued payroll taxes.

On June 1, 2006, we executed a six-month consulting agreement with a consultant and issued 300,000 share of common stock as compensation.

On June 8, 2006, we granted warrants to purchase 250,000 shares at a price of $0.025 per share for website design and maintenance services. These warrants expire on June 8, 2011.

During the three months ended June 30, 2006, we issued 3,780,000 shares of common stock to 7 accredited investors, at an average of approximately $0.05 per share, pursuant to the exemptions afforded by Section 4(2) of the Securities Act of 1933, as amended, for which we received total cash proceeds of $178,000.

On May 15, 2006, we entered into a Regulation S Stock Purchase agreement, pursuant to the exemptions afforded by Regulation S of the Securities Act of 1933, as amended.

During the three months ended June 30, 2006, 23,613,585 shares of common stock with cash proceeds of $851,550 were sold pursuant to the exemptions afforded by Regulation S of the Securities Act of 1933, as amended.


(b) None.

(c) None.


ITEM 3. - DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5. OTHER INFORMATION.

None.

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

3.5               Bylaws of the Nevada Corporation                           *
                    (Incorporated by reference to Exhibit 3.5
                    to Form 10-KSB filed February 2000)

4.1               Specimen of Common Stock (Incorporated by                  *
                    reference to Exhibit 4.1 to Registration
                    Statement on Form SB-2, Registration No.
                    33-74240C).

Exhibit
Number              Description                                            Page
------              -----------                                            ----


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

31               Certification pursuant to Section 906 of the
                    Sarbanes-Oxley Act of 2002

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


Avalon Oil & Gas, Inc.


By:  /s/ Kent Rodriguez
--------------------------------------
Date: August 21, 2006
Kent Rodriguez
Chief Executive Officer
Chief Financial and Accounting Officer