Form 10QSB
period 2006-09-30
Avalon Oil & Gas, Inc.
filed 2006-11-14
CIK 918573

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

    [X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934

                    For the quarter ended September 30, 2006

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


Indicate by check mark whether the Company (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the
past 90 days. Yes:  [ X ]   No:  [   ]


Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act). Yes: [   ] No:  [ X ]


                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

State the number of shares outstanding of each of the Company's classes of common equity, as of the latest practicable date: 266,520,308 common stock, par value $0.001, issued and outstanding as of November 14, 2006.


Transitional Small Business Disclosure Format: Yes: [ X ]  No:   [   ]

                             Avalon Oil & Gas, Inc.
      FORM 10-QSB QUARTERLY REPORT FOR THE QUARTER ENDED SEPTEMBER 30, 2006


                                      INDEX


Part I: FINANCIAL INFORMATION                                              Page
                                                                          ------
Item 1. Financial Statements

Condensed Balance Sheet, September 30, 2006 (unaudited)...................   4
Condensed Statements of Operations for the Three Months
     and Six Months ended September 30, 2006 and 2005 (unaudited).........   5
Condensed Statements of Cash Flows for the Six Months
     ended September 30, 2006 and 2005 (unaudited)........................   6
Notes to Condensed Financial Statements (unaudited).......................   7

Item 2. Management's Discussion and Analysis of Financial Condition
     and Results of Operations............................................  18

Item 3. Controls and Procedures...........................................  22


Part II: OTHER INFORMATION

Item 1. Legal Proceedings.................................................  22

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.......  22

Item 3. Defaults Upon Senior Securities...................................  23

Item 4. Submission of Matters to a Vote of Security Holders...............  23

Item 5. Other Information.................................................  23

Item 6.  Exhibits ........................................................  24

Signatures ...............................................................  25

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

PART I
                            AVALON OIL AND GAS, INC.
                             CONDENSED BALANCE SHEET
                                   (Unaudited)
                               September 30, 2006

                                     Assets

Current Assets:
    Cash                                                           $    480,465
    Cash Equivalents                                                    804,097
    Accounts Receivable                                                   3,100
                                                                   ------------

       Total Current Assets                                           1,287,662
                                                                   ------------

Property and equipment
    Equipment, net of depreciation of $250                                1,126
    Oil and Gas Properties                                              526,400
                                                                   ------------

       Total property and equipment                                     527,526

Licensed Technology                                                     425,500
                                                                   ------------

                                                                   $  2,240,688
                                                                   ============

                      Liabilities and Shareholders' Equity

Current liabilities:
     Accounts payable:
        Accounts payable, other                                          13,688
     Notes Payable  - related party, net of loan
        discount of $33,333                                              66,667
     Accrued liabilities                                                 66,653
                                                                   ------------

        Total current liabilities                                       147,008
                                                                   ------------

Commitments and contingencies                                              --

Shareholders' equity:
     Preferred stock, Series A. $0.10 par value,
       1,000,000 shares authorized, 100 shares issued
       and outstanding                                                  500,000
     Common stock, $0.001 par vlaue, 1,000,000,000 shares
       authorized, 253,208,329 shares issued and
       outstanding                                                      253,209
     Additional paid-in capital                                      18,662,498
     Stock subscription receivable                                      (34,500)
     Accumulated (deficit)                                          (17,287,527)
                                                                   ------------
          Total shareholders' equity                                  2,093,680
                                                                   ------------
                                                                   $  2,240,688
                                                                   ============

            See accompanying notes to condensed financial statements


                                                   AVALON OIL AND GAS, INC.
                                     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                            (Unaudited)


                                                          Three months ended,                      Six months ended,
                                                              September 30,                          September 30,
                                                      --------------------------------     ---------------------------------
                                                          2006               2005               2006               2005
                                                      -------------      -------------     --------------      -------------

Oil and Gas Sales                                     $       6,090      $        --        $       6,090      $        --

Operating expenses:
    Lease operating expense                                  21,833               --               21,833               --
    Selling, general and administrative expenses            185,136             49,186            290,075             80,379
    Stock-based compensation                                421,832              6,000          1,134,723             16,000
    Depreciation                                                 99               --                  199               --
                                                      -------------      -------------      -------------      -------------
       Total operating expenses                             628,900             55,186          1,446,830             96,379
                                                      -------------      -------------      -------------      -------------

       (Loss from operations)                              (622,810)           (55,186)        (1,440,740)           (96,379)

Other Income (Expenses)
    Interest income                                           6,049               --                6,049               --
    Interest expense:
       Related party                                        (33,334)              (300)           (66,667)            (6,049)
       Other                                                   --                 --                 --                 (335)
                                                      -------------      -------------      -------------      -------------

(Loss) from Continuing Operations before
    Income Taxes                                           (650,095)           (55,486)        (1,501,358)          (102,763)

Provision (benefit) for income taxes                           --                 --                 --                 --
                                                      -------------      -------------      -------------      -------------

Net loss                                                   (650,095)           (55,486)        (1,501,358)          (102,763)

Preferred Stock Dividend                                    (10,000)           (10,000)           (20,000)           (20,000)
                                                      -------------      -------------      -------------      -------------

Loss attributable to common stock
    after preferred stock dividends                   $    (660,095)     $     (65,486)     $  (1,521,358)     $    (122,763)
                                                      =============      =============      =============      =============

Basic and diluted loss per common share               $       (0.00)     $       (0.00)     $       (0.01)     $       (0.00)
                                                      =============      =============      =============      =============

Basic and diluted weighted average
    common shares outstanding                           201,428,536         96,730,500        167,748,165         88,948,980
                                                      =============      =============      =============      =============

                                        See accomopanying notes to condensed financial statement


                                               AVALON OIL AND GAS, INC.
                                            CONDENSED STATEMENTS OF CASH FLOWS
                                                          (Unudited)
                                                                                   Six months ended
                                                                                     September 30,
                                                                          ----------------------------------
                                                                              2006                2005
                                                                          ------------          ------------
Cash flows from operating activities
    Net (loss)                                                            $ (1,501,358)         $   (102,763)
    Adjustments to reconcile net (loss) to net cash used in
       operating activities:
         Depreciation                                                              199                  --
         Amortization of loan discount  to interest expense                     66,667                  --
         Stock-based compensation                                            1,134,723                16,000
    Increase (decrease) in operating liabilities:
       Accounts receivable                                                      (3,100)                 --
       Investments                                                                --                    --
       Accounts payable and other accrued expenses                             (39,771)               71,787
                                                                          ------------          ------------
          Net cash provided (used) in operating activities                    (342,640)              (14,976)
                                                                          ------------          ------------
Cash flows from investing activities:

     Proceeds from UMTI stock purcase                                          270,000                  --
     Additions to oil and gas properties                                      (225,000)                 --
                                                                          ------------          ------------
        Net cash (used) in investing activities                                 45,000                  --
                                                                          ------------          ------------
Cash flows from financing activities:
     Proceeds from sale of common stock                                      1,513,044                11,000
     Syndication fees paid                                                     (74,660)
     Proceeds from issuance of note payable                                    100,000                 8,000
                                                                          ------------          ------------
        Net cash provided by financing activities                            1,538,384                19,000
                                                                          ------------          ------------
 Net increase (decrease) in cash
    and cash equivalents                                                     1,240,744                 4,024

Cash and cash equivalents,                                                      43,818                    51
                                                                          ------------          ------------
    Beginning of period

Cash and cash equivalents,
    End of period                                                         $  1,284,562          $      4,075
                                                                          ============          ============

Supplemental cash flow information: Cash paid during the period for:
       Interest                                                           $       --            $       --
                                                                          ============          ============
       Income taxes                                                       $       --            $       --
                                                                          ============          ============
    Non-cash investing and financing transactions:
       Common stock issued as payment for debt and
         accrued interest                                                 $       --            $    252,956
                                                                          ============          ============
       Common stock issued in exchange for consulting services            $  1,097,356          $     19,000
                                                                          ============          ============
       Common stock issued in exchange for directors' fees                $       --            $      9,000
                                                                          ============          ============
       Warrants issued in exchange for services                           $    4,180            $       --
                                                                          ============          ============
       Warrants issued in exchange for directors' fees                    $   33,187            $       --
                                                                          ============          ============
       Common stock issued for accrued liabilites                         $     34,500          $       --
                                                                          ============          ============
       Common stock issued  for acquisition of oil and
       gas properties                                                          301,400                  --
                                                                          ============          ============
       Common stock issued for technologies acquired                           425,500                  --
                                                                          ============          ============

                                 See accompanying notes to condensed financial statement

                                                              6

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

Cash Equivalents

Cash and cash equivalents consist primarily of cash on deposit, certificates of deposit, money market accounts, and investment grade commercial paper that are readily convertible into cash and purchased with original maturities of three months or less. The Company maintains its cash balances at several financial institutions. Accounts at the institutions are insured by the Federal Deposit Insurance Corporation up to $100,000. At September 30, 2006 the Company's cash balances are in excess of this amount.

Investments

The Company classifies its debt and marketable securities into held-to-maturity, trading, or available-for-sale categories. Debt securities are classified as held-to-maturity when the Company has the positive intent and ability to hold the securities to maturity. Debt securities for which the Company does not have the intent or ability to hold to maturity are classified as available for sale. Held-to-maturity securities are recorded as either short-term or long-term on the balance sheet based on contractual maturity date and are stated at amortized cost. Marketable securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and are reported at fair value, with unrealized gains and losses recognized in earnings. Debt and marketable equity securities are not classified as available-for-sale and are carried at fair market value, with the unrealized gains and losses, net of tax, included in the determination of comprehensive income and reported in shareholder's equity.

The fair value of substantially all securities is determined by quoted market prices. Gains or losses on securities sold are based on the sporadic identification method. As of September 30, 2006, all investments are considered to available-for-sale for financial reporting purposes.

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

Natural Gas and Oil Properties

The Company follows the full cost method of accounting for natural gas and oil properties, prescribed by the Securities and Exchange Commission ("SEC". Under the full cost method, all acquisition, exploration, and development costs are capitalized. The Company capitalizes all internal costs, including: salaries and related fringe benefits of employees directly engaged in the acquisition, exploration and development of natural gas and oil properties, as well as other identifiable general and administrative costs associated with such activities.

All capitalized costs of natural gas and oil properties, including the estimated future costs to develop reserves, are amortized on the units-of-production method using estimates of proved reserves. Investments in unproved reserves and major development projects are not amortized until proved reserves associated with the projects can be determined or until impairment occurs. If the results of an assessment indicate that the properties are impaired, the amount of the impairment is added to the capitalized costs to be amortized. Abandonment's of natural gas and oil properties are accounted for as adjustments of capitalized costs; that is, the cost of abandoned properties is charged to the full cost pool and amortized.

Under the full cost method, the net book value of natural gas and oil properties, less related deferred income taxes, may not exceed a calculated "ceiling". The ceiling is the estimated after-tax future net revenue from proved natural gas and oil properties, discounted at ten percent (10%) per annum, plus the lower of cost or fair market value of unproved properties adjusted for the present value of all future oil and gas hedges. In calculating future net revenues, prices and costs in effect at the time of the calculation are held constant indefinitely, except for changes that are fixed and determinable by existing contracts. The net book value is compared to the ceiling on a quarterly basis. The excess, if any, of the net book value above the ceiling is required to be written off as an expense.

Other Property and Equipment

Other property and equipment is reviewed on an annual basis for impairments and as of September 30, 2006, the Company had not identified any such impairment. Repairs and maintenance are charged to operations when incurred and improvements and renewals are capitalized.

Other property and equipment are stated at cost. Depreciation is calculated using the straight-line method for financial reporting purposes and accelerated methods for tax purposes.

The estimated useful lives are as follows:

            Office Equipment:  5 Years

Intangible Assets

The cost of licensed technologies acquired is capitalized and will be amortized over the shorter of the term of the licensing agreement or the remaining life of the underlying patents.

The Company evaluates recoverability of identifiable intangible assets whenever events or changes in circumstances indicate that intangible assets carrying amount may not be recoverable. Such circumstances include, but are not limited to: (1) a significant decrease in the market of an asset, (2) a significant adverse change in the extent or manner in which as asset is used, or (3) an accumulation of cost significantly in excess of the amount originally expected for the acquisition of an asset. The Company measures the carrying amount of the assets against the estimated undiscounted future cash flows associated with it. Should the sum of the expected cash flows be less than the carrying amount of assets being evaluated, an impairment loss would be recognized. The impairment loss would be calculated as the amount by which the carrying amount of the assets, exceed fair value.

Stock Based Compensation

In December 2004, the Financial Accounting Standards Board Issued Statement of Financial Accounting Standards No. 123R (FAS-123R), Share Based Payment, which is a revision of Statement of Financial Accounting Standards No. 123 (FAS-123), Accounting for Stock-Based Compensation.

FAS-123R eliminates accounting for share-based compensation transaction using the intrinsic value method prescribed in Accounting Principles Board Opinion No.25 (APB-25, Accounting for Stock Issued to Employees, and requires instead that such transactions be accounted for using a fair-value-based method. The Company has elected to adopt the provisions of FAS-123R effective January 1, 2006, under the modified prospective transition method, in which compensation cost was recognized beginning with the effective date (a) based on the requirements of FAS-123R for all share-based payments granted after the effective date and (b) based on the requirements of FAS 123-R for all awards granted to employees prior to the effective date of FAS-123R that remain unvested on the effective date.

As permitted under FAS-123, the Company elected to follow Accounting Principles Board Opinion No.25, Accounting for Stock Issued to Employees, and related interpretations in accounting for stock-based awards to employees through December 31, 2005. Accordingly, compensation cost for stock options and non-vested stock grants was measured as the excess, if any, of the market price of the Company's common stock at the date of the grant over the exercise price.

With the adoption of FAS-123R, the Company elected to amortize stock-based compensation for awards granted on or after the adoption of FAS-123R on January 1, 2006, on a straight-line basis over the requisite service (vesting) period for the entire award. For awards granted prior to January 1, 2006, compensation costs are amortized in a manner consistent with Financial Accounting Standards Boards Interpretation No. 28 (FIN-28), Accounting for Stock Appreciation Rights and Other Variable Stock Option of Award Plans. This is the same manner applied in the pro-forma disclosures under FAS-123.

In accordance with the requirements of SEC Staff Accounting Bulletin ("SAB")D-90 "Grantor Balance Sheet Presentation of Unvested, Forfeitable Equity Instruments Granted to Non Employees, unvested, forfeitable equity instruments granted to non employees are treated as not issued for accounting purposes until the issuing entity has received consideration for it and the condition is thus satisfied. As of September 30, 2006 there were 12,921,979 shares issued to non employees valued at $414,478 for which services had not been provided. These shares were not shown as issued for financial reporting purposes.

Warrants

The value of warrants issued is recorded at their fair values as determined by use of a Black Sholes Model at such time or over such periods as the warrants vest.

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

In February 2006, the FASB issued Statement No. 155, "Accounting for Certain Hybrid Financial Instruments" ("SFAS No. 155"), which amends FASB Statements No. 133 and 140. This Statement permits fair value remeasurement for any hybrid financial instrument containing an embedded derivative that would otherwise require bifurcation, and broadens a Qualified Special Purpose Entity's ("QSPE") permitted holdings to include passive derivative financial instruments that pertain to other derivative financial instruments. This Statement is effective for all financial instruments acquired, issued or subject to a remeasurement event occurring after the beginning of an entity's first fiscal year beginning after September 15, 2006. This Statement has no current applicability to the Company's financial statements. Management plans to adopt this Statement on

April 1, 2007 and it is anticipated that the initial adoption of this Statement will not have a material impact on the Company's financial position, results of operations, or cash flows.

During March of 2006, the FASB issued Statement No. 156 "Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140". This Statement requires the separate recognition of servicing assets and liabilities associated with the servicing of financial assets. Management plans to adopt this Statement on April 1, 2007 and it is anticipated that the initial adoption of FASB 156 will not have a material impact on the Company's financial position, results of operations, or cash flows.

In June 2006, the FASB issued Interpretation 48, "Accounting for Uncertainty in Income Taxes" ("FIN 48"), an interpretation of FASB Statement No. 109, "Accounting for Income Taxes." FIN 48 clarifies the accounting and reporting for income taxes where interpretation of the law is uncertain. FIN 48 prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of income tax uncertainties with respect to positions taken or expected to be taken in income tax returns. FIN 48 is effective for fiscal years beginning after December 15, 2006. This Statement has no current applicability to the Company's financial statements. Management plans to adopt this Statement on April 1, 2007 and it is anticipated that the initial adoption of FIN 48 will not have a material impact on the Company's financial position, results of operations, or cash flows.

In September 2006, the FASB issued Statement No. 157, "Fair Value Measurements" ("SFAS No. 157"). SFAS No. 157 addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under GAAP. SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, with earlier adoption permitted. Management is assessing the impact of the adoption of this Statement.

In September 2006, the FASB issued Statement No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans" ("SFAS No. 158"), an amendment of FASB Statements No. 87, 88, 106 and 132(R). SFAS No. 158 requires
(a) recognition of the funded status (measured as the difference between the fair value of the plan assets and the benefit obligation) of a benefit plan as an asset or liability in the employer's statement of financial position, (b) measurement of the funded status as of the employer's fiscal year-end with limited exceptions, and (c) recognition of changes in the funded status in the year in which the changes occur through comprehensive income. The requirement to recognize the funded status of a benefit plan and the disclosure requirements are effective as of the end of the fiscal year ending after December 15, 2006. The requirement to measure the plan assets and benefit obligations as of the date of the employer's fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. This Statement has no current applicability to the Company's financial statements. Management plans to adopt this Statement on March 31, 2007 and it is anticipated the adoption of SFAS No. 158 will not have a material impact to the Company's financial position, results of operations, or cash flows.

In September 2006, the Securities Exchange Commission issued Staff Accounting Bulletin No. 108 ("SAB No. 108"). SAB No. 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. When the effect of initial adoption is material, companies will record the effect as a cumulative effect adjustment to beginning of year retained earnings and disclose the nature and amount of each individual error being corrected in the cumulative adjustment. SAB No. 108 will be effective beginning January 1, 2007 and it is anticipated that the initial adoption of SAB No. 108 will not have a material impact on the Company's financial position, results of operations, or cash flows.

Reclassifications

Certain reclassifications have been made to the prior years' financial statements to conform to the current year presentation. These reclassifications had no effect on previously reported results of operations or retained earnings.


Note 2: Related Party Transactions

Promissory Notes

On May 8, 2006, a shareholder loaned the Company $100,000 for working capital in exchange for a promissory note. The note carries a 10% interest rate and matures on November 8, 2006. The Company is in the process of entering into an agreement with the noteholder to extend the due date until March 8, 2007. The noteholder has the right to convert the note and accrued interest at the rate of $0.01 per share. The value of this conversion feature was treated as a loan discount for the full $100,000 of the loan and is being amortized to interest expense over the life of the loan. Amortization of $66,667 was included in interest expense for the six months ended September 30, 2006.

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

During the six months ended September 30, 2006, the Company incurred $20,000 in preferred stock dividends which are reflected in accrued dividends, with a total balance of accrued dividends of $32,153.

The holders of the Series A Preferred Stock have the right to convert into a sufficient number of shares of common stock to equal 40% of the then fully-diluted shares outstanding. Fully diluted shares outstanding is computed as the sum of the number of shares of common stock outstanding plus the number of shares of common stock issuable upon exercise, conversion or exchange of outstanding options, warrants, or convertible securities.

Stock-Based Compensation

During the six months ended September 30, 2006, the Company issued its directors an option to purchase 2,000,000 shares of common stock for directors' fees. The transactions were recorded at the quoted market price of the stock on the date of issuance. The services, valued at $33,187, are included in the accompanying financial statements as "Stock-based compensation".

During the year ended March 31, 2006, the Company also issued 42,560,000 shares of common stock valued at $949,284 for consulting services. Of these shares 28,333,333 valued at $668,833 were treated as not being issued for financial reporting purposes as required by SAB D-90 "Grantor Balance Sheet Presentation of Unvested, Forfeitable Equity Instruments Granted to Non Employees". During the six months ended September 30, 2006, 19,166,666 shares of those shares valued at $414,167 were earned and included in the accompanying financial statements as "Stock-based compensation".

During the six months ended September 30, 2006 the Company issued 9,093,642 shares of common stock valued at $349,675 for consulting services. Of these shares 3,755,312 valued at $135,336 were treated as not being issued for financial reporting purposes as required by SAB D-90 "Grantor Balance Sheet Presentation of Unvested, Forfeitable Equity Instruments Granted to Non Employees".

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

On August 11, 2006, the Company acquired a fifty percent (50%) working interest in the Dixon Heirs and Gunn #1 wells in Miller County Arkansas, from an independent oil producer for $90,000 in cash and 500,000 shares of the Company's Common Stock valued at $21,400. The Company also paid a $5,000 finder fee in connection with the purchase of the leases.


Note 4: Ultrasonic Mitigation Technology Acquisition

On July 12, 2006, the Company purchased all the outstanding shares of Ultrasonic Mitigation Technologies, Inc. (UMTI), from UTEK Corporation, for 16,250,000 shares of the Company's Common Stock valued at $695,500. UMTI was merged into the Company as of the date of acquisition. The purchase price was allocated to the assets of UMTI as follows:

            Cash                             $300,000
            Technology licenses               395,500
                                             --------
                                             $695,500
                                             ========

The Company also paid $30,000 finders fee related to the acquisition of UMTI that has been added to the cost of the technology license.

The technology license is for licensing of a patented process for paraffin wax mitigation from crude oil using ultrasonic waves from the University of Wyoming.

UMTI had no operating activities prior to its being acquired by the Company, therefore there is no pro-forma combined results.

In connection with this agreement, the Company agreed to an anti dilution adjustment during the twelve (12) months following the effective date of this agreement. This anti-dilution adjustment calls for UTEK Corporation to receive additional shares of stock proportionate to the amount of shares issued by the Company to any of its current list of management and directors within twelve
(12) months subsequent to the acquisition date.


Note 5: Income Taxes

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
                                                 =========   =========


Note 6: Shareholders' Equity

On October 27, 2005, the Company issued 5,000,000 shares of common stock and warrants to purchase 2,500,000 shares of common stock at a price of $.02 per share. These warrants expire on October 27, 2010. The purchase price for the shares and the warrants was $50,000.

In December 2005, the Company issued 10,000,000 shares of common stock in exchange for consulting services. The value of the stock issued, $0.01 per share was recorded at fair value based on other cash sales of restricted stock. Of the $190,000 in services $63,333 was expensed in the year ended March 31, 2006. During the six months ended September 30, 2006, $95,000 was included in "Stock-based compensation" with the balance not shown as issued until services are rendered.

On December 8, 2005, the Company issued 5,000,000 shares of common stock and warrants to purchase 2,500,000 shares of common stock at a price of $.01 per share. These warrants expire on December 8, 2012. The purchase price for the shares and the warrants was $50,000.

In January 2006, the Company issued 20,000,000 shares of common stock in exchange for consulting services. The value of the stock issued, $0.01 per share was recorded at fair value based on other cash sales of restricted stock. Of the $224,000 in services $102,667 was expensed in the year ended March 31, 2006. During the six months ended September 30, 2006, $93,333 was included in "Stock-based compensation" with balance not shown as issued until services are rendered.

On March 6, 2006, the Company issued 5,000,000 shares of common stock and warrants to purchase 3,000,000 shares of common stock at a price of $.03 per share. These warrants expire on March 6, 2013. The purchase price for the shares and the warrants was $60,000.

In March 2006, the Company issued 11,000,000 shares of common stock in exchange for consulting services. The value of the stock issued was recorded at fair value of $427,000, $37,000 of which was expensed in the year ended March 31, 2006. During the three months ended September 30, 2006, $225,833 was included in "Stock-based compensation" With the balance not shown as issued until services are rendered.

On April 18, 2006, the Company authorized the issuance of 2,700,000 shares of common stock for consulting services.

In May 2006, the Company issued 2,180,000 shares of common stock and warrants to purchase 1,000,000 shares of common stock at a price of $.10 per share. These warrants expire on May 2014. The purchase price for the shares and the warrants was $100,000.

On May 1, 2006, the Company granted to its directors warrants to purchase 2,000,000 shares of common stock at a price of $0.025 per share for director services. These warrants expire on May 1, 2011.

On May 15, 2006, the Company entered into a strategic alliance agreement with UTEK Corporation for consulting services. The Company issued 693,642 share of common stock in connection with this agreement. The value of the stock issued, $0.035 per share was recorded at fair value based on other cash sales of restricted stock. Of the $24,277 in services, $9,104 was included in "Stock-based compensation" with the balance not shown as issued until services are rendered.

On May 18, 2006, the Company issued 7,500,000 shares of stock for consulting services valued at $262,500 of which $196,875 was recognized as expense during the six months ended September 30, 2006 with the balance being treated as not as issued until the services are rendered.

On May 24, 2006, the Company issued 10,000,000 shares of common stock to a corporation for consulting services and assumption of $34,500 of accrued payroll taxes. The $34,500 is shown as a stock subscription receivable until the payroll taxes have been paid by the shareholder.

On June 1, 2006, the Company executed a six-month consulting agreement with a Consultant and issued 300,000 share of common stock as compensation. The stock was valued at $37,500 of which $12,400 was recognized as compensation expense during the six month period ending September 30, 2006.

On June 8, 2006 the Company granted warrants to purchase 250,000 shares at a price of $0.025 per share for website design and maintenance services. These warrants expire on September 8, 2011.

On August 18, 2006, the Company authorized the issuance of 500,000 shares of common stock for consulting services. The stock was valued at $21,400 and was changed to expense during the three month period ending September 30, 2006.

On August 29, 2006 the Company authorized the issuance of 1,000,000 shares of common stock for consulting services. This transaction was valued at $42,800 and was charged to expense for the three month period ending September 30, 2006.

On September 12, 2006 the Company authorized the issuance of 1,200,000 shares of common stock for consulting services. The stock was valued at $25,680 of which $2,155 was recognized as compensation expense during the three month period ending September 30, 2006.

During the six months ended September 30, 2006, the Company issued 4,075,238 shares of its common stock to 7 accredited investors, at an average price of approximately $0.05 per share, pursuant to the exemptions afforded by Section
(4)2 of the Securites Act of 1933, as amended, for which the Company received total cash proceeds of $194,921.

On May 15, 2006, the Company entered into a Regulation S Stock Purchase agreement.

During the six months ended September 30, 2006, 34,612,885 shares of common stock with cash proceeds of $1,199,123 were sold pursuant to the Regulation S Stock Purchase agreement.

Information with respect to stock warrants outstanding is follows:

 Exercise    Outstanding              Expired or      Outstanding     Expiration
 Price     March 31, 2006    Granted   Exercised     Sept. 30, 2006      Date
 -----     --------------    -------   ---------    --------------      ----
Warrants:
  $0.10      1,000,000          -0-        -0-          1,000,000        5/2014
  $0.02      2,500,000          -0-        -0-          2,500,000     10/27/2010
  $0.01      2,500,000          -0-        -0-          2,500,000      12/8/2012
  $0.01      2,000,000          -0-        -0-          2,000,000      3/31/2011
  $0.03      3,000,000          -0-        -0-          3,000,000       3/6/2013
  $0.025         -0-        2,000,000      -0-          2,000,000       5/1/2011
  $0.025         -0-          250,000      -0-            250,000       6/8/2011


Note 7: Earnings Per Share

SFAS 128 requires a reconciliation of the numerator and denominator of the basic and diluted earnings per share (EPS) computations. The following securities were not included in the calculation of diluted earnings per share because their effect was antidilutive.

For the six months ended September 30, 2006, 12,921,979 shares that were issued for services not yet rendered have been not recorded in the financial statements. These shares will be recognized when services are rendered.

For the six months ended September 30, 2006 and 2005, dilutive shares do not include outstanding warrants to purchase 4,500,000 shares of common stock at an exercise price of $0.01; 3,000,000 shares of common stock at an exercise price of $0.03 and 2,250,000 share of common stock at an exercise price of $0.025 because the effects were antidilutive. Diluted shares does not include shares issuable to the preferred shareholders pursuant to their right to convert preferred stock into sufficient common shares sufficient to equal 40% of the post conversion outstanding shares as the effect would be antidilutive.

The following reconciles the components of the EPS computation:

                                          Income          Shares      Per Share
                                        (Numerator)    (Denominator)    Amount
                                        -----------    -------------   --------

For the three months ended September 30, 2006:

   Net loss                           $    (650,095)
   Preferred stock dividends                (10,000)
                                        -----------
   Basic EPS loss available to
   common shareholders                $    (660,095)    201,428,536    $  (0.00)
   Effect of dilutive securities:
   None                                        --              --
                                        -----------     -----------    --------



   Diluted EPS loss available to
   common shareholders                $    (660,095)    201,428,536    $  (0.00)
                                        ===========     ===========    ========

For the three months ended September 30, 2005:

   Net loss                              $  (55,486)
   Preferred stock dividends                (10,000)
                                        -----------
   Basic EPS loss available to
   common shareholders                   $  (65,486)     96,730,500    $  (0.00)
                                                                       --------
   Effect of dilutive securities:
   None                                        --              --
                                        -----------     -----------    --------

   Diluted EPS loss available to
   common shareholders                   $  (65,486)     96,730,500    $  (0.00)
                                        ===========     ===========    ========


                                          Income          Shares      Per Share
                                        (Numerator)    (Denominator)    Amount
                                        -----------    -------------   --------

For the six months ended September 30, 2006:

   Net loss                           $  (1,501,358)
   Preferred stock dividends                (20,000)
                                        -----------

 Basic EPS loss available to
   common shareholders                $  (1,521,358)    167,748,163    $  (0.01)
   Effect of dilutive securities:
   None                                        --              --
                                        -----------     -----------

   Diluted EPS loss available to
   common shareholders                $  (1,521,358)    167,748,163    $  (0.01)
                                        ===========     ===========    ========

For the six months ended September 30, 2005:

   Net loss                              $ (102,763)
   Preferred stock dividends                (20,000)
                                        -----------
   Basic EPS loss available to
   common shareholders                   $ (122,763)     88,948,980    $  (0.00)
                                                                       --------
   Effect of dilutive securities:
   None                                        --              --
                                        -----------     -----------

   Diluted EPS loss available to
   common shareholders                   $ (122,763)     88,948,980    $  (0.00)
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

On June 15, 2006, we acquired a fifty percent (50%) working interest in the J.C. Kelly wellbore, a 121.9 acre lease in Wood County, Texas, in addition to the E.A. Chance #1 and #2 wellbores, a 40 acre lease in Camp County, Texas and all of the surface equipment for the properties, from KROG Partners LLC. The J. C. Kelly well produces from the Paluzy Interval and the Change # 1 and #2 wells produce from the Sub-Clarksville zone, within an active waterflood area. These wells are operated by KROG Partners, LLC.

On July 17, 2006, we acquired Ultrasonic Mitigation Technologies, Inc., ("UMTI") a wholly owned subsidiary of UTEK Corporation (AMEX: UTK). UMTI holds the exclusive worldwide license for the mitigation of paraffin wax deposition from crude oil using ultrasonic waves. Varying ultrasonic transducers are positioned in production tubing walls as a means to inhibit the wax from attaching to the pipes. The use of this technology helps prevent precipitates from forming on pipes, and also breaks wax bonds thereby increasing flow rates and production efficiency. This technology was developed at the University of Wyoming by Dr. Brian Towler.

On August 11, 2006, we acquired a fifty percent (50%) working interest in the Dixon Heirs #1, Deltic Farms & Timber #` and the Gunn #1 wells and associated units and leases in Miller County, Arkansas. These are mature wells with stable production, and were originally drilled in the early 1980's. These wells produce from the Tokio zone and are operated by KROG Partners, LLC. KROG and Avalon are currently evaluating production levels to determine work-over potential.

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

Operations for the Three Months ended September 30, 2006

As of September 30, 2006, we had $1,284,562 cash and cash equivalents, total assets of $2,240,688, and outstanding liabilities of $147,008. We had oil and gas sales of $6,090 and interest income of $6,049 for the three month period ending September 30, 2006. We did not generate any revenues during the three month period ending September 30, 2005. During the three month period ending September 30, 2006, our lease operating expense was $21,833, our selling, general, and administrative expenses were $185,136, our stock based expenses were $421,832, and our interest expense was $33,334. For the three month period ending September 30, 2005, we did not have any lease operating expense. Our selling, general, and administrative expenses were $49,186, our stock based expenses were $6,000, and our interest expense was $300, for the three month period ending September 30, 2005. We experienced a net loss before income taxes of $650,095 for the three month period ending September 30, 2006. For the three month period ending September 30, 2005, we experienced a net loss of $55,486.

Operations for the Six Months ended September 30, 2006

We had oil and gas sales of $6,090 and interest income of $6,049 for the six month period ending September 30, 2006. We did not generate any revenues during the six month period ending September 30, 2005. During the six month period ending September 30, 2006, our lease operating expense was $21,833, our selling, general, and administrative expenses were $290,075, our stock based expenses were $1,134,723, and our interest expense was $66,667. For the six month period ending September 30, 2005, we did not have any lease operating expense. Our selling, general, and administrative expenses were $80,379 our stock based compensation expenses were $16,000, and our interest expense was $6,384. We experienced a net loss before income taxes of $1,501,358 for the six month period ending September 30, 2006. For the six month period ending September 30, 2005, we experienced a net loss of $102,763.

LIQUIDITY AND CAPITAL RESOURCES

Our cash and cash equivalents were $1,284,562 on September 30, 2006, compared to $3,932 on September 30, 2005. We met our liquidity needs through the issuance of our common stock for cash.

During the three month period ended September 30, 2006, we sold 11,274,538 shares of our common stock and received $483,493 in cash. We also received $300,000 with the acquisition of UMTI from UTEK Corporation. During the three month period ended September 30, 2005, we borrowed $8,000 from a shareholder of the Company.

During the six month period ended September 30, 2006, we borrowed $100,000 from a shareholder of the Company. During the six month period ending September 30, 2006, we also sold 38,688,123 shares of the Company's common stock and received $1,513,044 in cash. We also received $300,000 with the acquisition of UMTI from UTEK Corporation. For the six month period ended September 30, 2005, we received $11,000 in cash from the sale of 1,100,000 shares of the Company's common stock and we borrowed $8,000 from a shareholder of the Company.

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

During the six month period ended September 30, 2006, we used $342,640 in operating activities, and raised $1,538,384 from financing activities.

Subsequent Events

We plan to raise additional capital during the fiscal year, but currently have not identified additional funding. Our ability to continue operations is highly dependent upon our ability to obtain immediate additional financing, or generate revenues from our acquired oil and gas leasehold interests, none of which can be guaranteed. Unless additional funding is identified, it is highly unlikely that we can continue to operate. There is no assurance that even with adequate financing or combined operations, we will generate revenues and be profitable.

Contractual Obligations

Future payments due on our contractual obligations as of September 30, 2006 are as follows:


                  Total       2006-2007    2008-2009   2010-2011    Thereafter
                  -----       ---------    ---------   ---------    ----------

Notes payable     $100,000    $100,000     $    -      $    -            $  -

Critical Accounting Policies

The financial statements are prepared in conformity with accounting principles generally accepted in the United States. As such, we are required to make certain estimates, judgments and assumptions that we believe are reasonable based on information available. These estimates and assumptions affect the reporting amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. A summary of the significant accounting policies is described in Note 1 to the financial statements.

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


                                     PART II
                                     -------

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) The common stock described below has been issued during the six month period ended September 30, 2006 without registration under the Securities Act. Unless otherwise indicated, the shares were valued at the quoted market price of the shares on the date of issuance.

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

On July 12, 2006, we issued UTEK Corporation 16,250,000 shares for the purchase of Ultrasonic Mitigation Technologies, Inc., (UMTI).

On August 11, 2006, we issued an independent oil producer 500,000 shares of common stock as additional consideration for the acquisition of a fifty percent (50%) working interest in a leasehold in Miller County, Arkansas.

On August 21, 2006, we authorized the issuance of 2,000,000 shares of common stock for consulting services.

On September 22, 2006, we authorized the issuance of 600,000 shares of common stock for investor relation services.

During the six months ended September 30, 2006, we issued 3,780,000 shares of common stock to 7 accredited investors, at an average of approximately $0.05 per share, pursuant to the exemptions afforded by Section 4(2) of the Securities Act of 1933, as amended, for which we received total cash proceeds of $178,000.

On May 15, 2006, we entered into a Regulation S Stock Purchase agreement, pursuant to the exemptions afforded by Regulation S of the Securities Act of 1933, as amended.

During the six months ended September 30, 2006, 34,841,123 shares of common stock with cash proceeds of $1,335,043 were sold pursuant to the exemptions afforded by Regulation S of the Securities Act of 1933, as amended.

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

31                Certification pursuant to Section 302 of the             *
                    Sarbanes-Oxley Act of 2002

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


Avalon Oil & Gas, Inc.


By:  /s/ Kent Rodriguez
-------------------------------
Date: November 14, 2006
Kent Rodriguez
Chief Executive Officer
Chief Financial and Accounting Officer