Form 10QSB
period 2006-12-31
Avalon Oil & Gas, Inc.
filed 2007-02-14
CIK 918573

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                     For the quarter ended December 31, 2006
                         Commission file number: 1-12850

                             Avalon Oil & Gas, Inc.
                             ----------------------
              (Exact name of small business issuer in its charter)

                        7808 Creekridge Circle, Suite 105
                          MINNEAPOLIS, MINNESOTA 55439
                          ----------------------------
                    (Address of principal executive offices)


Incorporated under the laws of                                84-1168832
    the State of Nevada                             I.R.S. Identification Number


Small Business Issuer's telephone number including area code: (952) 746-9652

Indicate by check mark whether the Company (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes: [X] No: [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes: [ ] No: [X]


                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

State the number of shares outstanding of each of the Company's classes of common equity, as of the latest practicable date: 292,570,308 common stock, par value $0.001, issued and outstanding as of February 14, 2007.


Transitional Small Business Disclosure Format: Yes: [X] No: [ ]

                             Avalon Oil & Gas, Inc.
      FORM 10-QSB QUARTERLY REPORT FOR THE QUARTER ENDED DECEMBER 31, 2006


                                      INDEX


Part I: FINANCIAL INFORMATION                                               Page
                                                                            ----
Item 1. Financial Statements

Condensed Balance Sheet December 31, 2006 (unaudited)........................  4
Condensed Statements of Operations for the Three Months and Nine months ended December 31, 2006 and 2005 (unaudited)............................  5
Condensed Statements of Cash Flows for the Nine Months
     ended December 31, 2006 and 2005 (unaudited)............................  6
Notes to Condensed Financial Statements (unaudited)..........................  7

Item 2. Management's Discussion and Analysis of Financial Condition
     and Results of Operations............................................... 19

Item 3. Controls and Procedures.............................................. 23


Part II: OTHER INFORMATION

Item 1. Legal Proceedings.................................................... 23

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.......... 23

Item 3. Defaults Upon Senior Securities...................................... 24

Item 4. Submission of Matters to a Vote of Security Holders.................. 24

Item 5. Other Information.................................................... 24

Item 6.  Exhibits ........................................................... 25

Signature ................................................................... 26

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


                                     PART I
                                     ------
                            AVALON OIL AND GAS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (Unaudited)
                                December 31, 2006


                                     Assets


Current Assets:
    Cash and cash equivalents                                           $  1,126,204
    Accounts receivable
       Trade                                                                   4,270
       Related party                                                          30,559
    Deposits                                                                   3,138
    Notes reveivable                                                          65,000
    Prepaid expenses                                                          18,089
                                                                        ------------

       Total Current Assets                                                1,247,260
                                                                        ------------

Property and equipment
    Equipment, net of depreciation of $613                                     8,726
    Producing oil and gas properties, net of depletion of $14,400            608,557
                                                                        ------------

       Total property and equipment                                          617,283

Intellectual property rights                                                 817,350
                                                                        ------------

                                                                        $  2,681,893
                                                                        ============


                      Liabilities and Shareholders' Deficit
Current liabilities:
     Accounts payable:                                                        26,817
     Notes Payable  - related party                                          100,000
     Accrued ARO liability                                                    29,665
     Accrued liabilities                                                      41,167
                                                                        ------------

        Total current liabilities                                            197,649
                                                                        ------------

Commitments and contingencies                                                   --

Shareholders' equity:
     Preferred stock, Series A. $0.10 par value, 1,000,000 shares
       authorized, 100 shares issued and outstanding                              10
     Common stock, $0.001 par vlaue, 1,000,000,000 shares authorized,
       283,476,621 shares issued and outstanding                             283,477
     Additional paid-in capital                                           20,037,154
     Stock subscription receivable                                           (34,500)
     Accumulated (deficit)                                               (17,801,897)
                                                                        ------------
        Total shareholders' equity                                         2,484,244
                                                                        ------------
                                                                        $  2,681,893
                                                                        ============


                                               AVALON OIL AND GAS, INC.
                                   CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                     (Unaudited)


                                                         Three months ended,               Nine months ended,
                                                            December 31,                      December 31,
                                                   ------------------------------    ------------------------------
                                                        2006             2005             2006             2005
                                                   -------------    -------------    -------------    -------------


Oil and Gas Sales                                  $      20,723    $        --      $      26,813    $        --

Operating expenses:
    Lease operating expense                               22,334             --             27,658             --
    Selling, general and administrative expenses         191,098           55,195          481,173          135,574
    Stock-based compensation                             283,814           16,667        1,418,537           32,667
    Depreciation and depletion                            14,764             --             14,963             --
                                                   -------------    -------------    -------------    -------------
       Total operating expenses                          512,010           71,862        1,942,331          168,241
                                                   -------------    -------------    -------------    -------------
       (Loss) from operations                           (491,287)         (71,862)      (1,915,518)        (168,241)

Other Income (Expenses)
    Interest income                                       10,920             --             16,969             --
    Interest expense:
       Related party                                     (40,512)            --           (107,179)          (6,049)
       Other                                                --             (5,762)            --             (6,097)
                                                   -------------    -------------    -------------    -------------

(Loss) from Continuing Operations before
    Income Taxes                                        (520,879)         (77,624)      (2,005,728)        (180,387)

Provision (benefit) for income taxes                        --               --               --               --
                                                   -------------    -------------    -------------    -------------

Net loss                                                (520,879)         (77,624)      (2,005,728)        (180,387)

Preferred Stock Dividend                                 (10,000)         (10,000)         (30,000)         (30,000)
                                                   -------------    -------------    -------------    -------------

Loss attributable to common stock
    after preferred stock dividends                $    (530,879)   $     (87,624)   $  (2,035,728)   $    (210,387)
                                                   =============    =============    =============    =============

Basic and diluted loss per common share            $       (0.00)   $       (0.00)   $       (0.01)   $       (0.00)
                                                   =============    =============    =============    =============

Basic and diluted weighted average
    common shares outstanding                        201,852,464      102,099,847      211,138,421       93,340,725
                                                   =============    =============    =============    =============



                                  AVALON OIL AND GAS, INC.
                      CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                        (Unudited)

                                                                     Nine months ended
                                                                        December 31,
                                                                 --------------------------
                                                                     2006           2005
                                                                 -----------    -----------

Cash flows from operating activities:
          Net cash provided (used) in operating activities       $  (564,775)   $  (139,010)
                                                                 -----------    -----------

Cash flows from investing activities:
     Proceeds from UMTI stock purchase                               269,650           --
     Proceeds from Intell-well stock purchase                        202,500           --
     Note receivable                                                 (65,000)          --
     Purchase of fixed assets                                         (7,964)          --
     Additions to oil and gas properties                            (291,892)          --
                                                                 -----------    -----------
        Net cash provided by investing activities                    107,294           --
                                                                 -----------    -----------


Cash flows from financing activities:
     Proceeds from sale of common stock                            1,514,527        109,000
     Syndication fees paid                                           (74,660)          --
     Payments on note payable                                           --           (8,000)
     Proceeds from issuance of note payable                          100,000         58,000
                                                                 -----------    -----------
        Net cash provided by financing activities                  1,539,867        159,000
                                                                 -----------    -----------

 Net increase (decrease) in cash
    and cash equivalents                                           1,082,386         19,990

Cash and cash equivalents,
    Beginning of period                                               43,818             51
                                                                 -----------    -----------

Cash and cash equivalents,
    End of period                                                $ 1,126,204    $    20,041
                                                                 ===========    ===========

Supplemental cash flow information:
    Cash paid during the period for:
       Interest                                                  $      --      $      --
                                                                 ===========    ===========
       Income taxes                                              $      --      $      --
                                                                 ===========    ===========

    Non-cash investing and financing transactions:
       Common stock issued as payment for debt and
          accrued interest                                       $      --      $   252,956
                                                                 ===========    ===========
       Common stock issued in exchange for consulting services   $ 1,253,204    $    19,000
                                                                 ===========    ===========
       Common stock issued in exchange for directors' fees       $      --      $     9,000
                                                                 ===========    ===========
       Common stock issued for fees in stock sale                $      --      $     5,000
                                                                 ===========    ===========
       Common stock issued for loan consideration                $      --      $     7,000
                                                                 ===========    ===========
       Preferential conversion feature of loan                   $      --      $    25,984
                                                                 ===========    ===========
       Warrants issued in exchange for services                  $     4,180    $      --
                                                                 ===========    ===========
       Warrants issued in exchange for directors' fees           $   161,153    $      --
                                                                 ===========    ===========
       Common stock issued for accrued liabilites                $    34,500    $      --
                                                                 ===========    ===========
       Common stock issued for aquistion of oil and
          gas properties                                         $   301,400    $      --
                                                                 ===========    ===========
       Common stock issued for technologies acquired             $ 1,289,500    $      --
                                                                 ===========    ===========

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

Cash Equivalents

Cash and cash equivalents consist primarily of cash on deposit, certificates of deposit, money market accounts, and investment grade commercial paper that are readily convertible into cash and purchased with original maturities of three months or less. The Company maintains its cash balances at several financial institutions. Accounts at the institutions are insured by the Federal Deposit Insurance Corporation up to $100,000. At December 31, 2006 the Company's cash balances are in excess of this amount.

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

The fair value of substantially all securities is determined by quoted market prices. Gains or losses on securities sold are based on the sporadic identification method. As of December 31, 2006, all investments are considered to be available-for-sale for financial reporting purposes.

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

Natural Gas and Oil Properties

The Company follows the full cost method of accounting for natural gas and oil properties, prescribed by the Securities and Exchange Commission ("SEC".) Under the full cost method, all acquisition, exploration, and development costs are capitalized. The Company capitalizes all internal costs, including: salaries and related fringe benefits of employees directly engaged in the acquisition, exploration and development of natural gas and oil properties, as well as other identifiable general and administrative costs associated with such activities.

All capitalized costs of natural gas and oil properties, including the estimated future costs to develop reserves, are amortized on the units-of-production method using estimates of proved reserves. Investments in unproved reserves and major development projects are not amortized until proved reserves associated with the projects can be determined or until impairment occurs. If the results of an assessment indicate that the properties are impaired, the amount of the impairment is added to the capitalized costs to be amortized. Abandonment of natural gas and oil properties are accounted for as adjustments of capitalized costs; that is, the cost of abandoned properties is charged to the full cost pool and amortized.

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

Other Property and Equipment

Other property and equipment is reviewed on an annual basis for impairments and as of December 31, 2006, the Company had not identified any such impairment. Repairs and maintenance are charged to operations when incurred and improvements and renewals are capitalized.

Other property and equipment are stated at cost. Depreciation is calculated using the straight-line method for financial reporting purposes and accelerated methods for tax purposes.

The estimated useful lives are as follows:

            Office Equipment:  5-7 Years

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

FAS-123R eliminates accounting for share-based compensation transaction using the intrinsic value method prescribed in Accounting Principles Board Opinion No.25 (APB-25, Accounting for Stock Issued to Employees), and requires instead that such transactions be accounted for using a fair-value-based method. The Company has elected to adopt the provisions of FAS-123R effective January 1, 2006, under the modified prospective transition method, in which compensation cost was recognized beginning with the effective date (a) based on the requirements of FAS-123R for all share-based payments granted after the effective date and (b) based on the requirements of FAS 123-R for all awards granted to employees prior to the effective date of FAS-123R that remain unvested on the effective date.

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

In accordance with the requirements of SEC Staff Accounting Bulletin ("SAB")D-90 "Grantor Balance Sheet Presentation of Unvested, Forfeitable Equity Instruments Granted to Non Employees, unvested, forfeitable equity instruments granted to non employees are treated as not issued for accounting purposes until the issuing entity has received consideration for it and the condition is thus satisfied. As of December 31, 2006 there were 2,703,687 shares issued to non employees valued at $130,664 for which services had not been provided. These shares were not shown as issued for financial reporting purposes.

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

In September 2006, the Securities Exchange Commission issued Staff Accounting Bulletin No. 108 ("SAB No. 108"). SAB No. 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. When the effect of initial adoption is material, companies will record the effect as a cumulative effect adjustment to beginning of year retained earnings and disclose the nature and amount of each individual error being corrected in the cumulative adjustment. SAB No. 108 is effective beginning January 1, 2007 and it is anticipated that the initial adoption of SAB No. 108 will not have a material impact on the Company's financial position, results of operations, or cash flows.

Reclassifications

Certain reclassifications have been made to the prior years' financial statements to conform to the current year presentation. These reclassifications had no effect on previously reported results of operations or retained earnings.


Note 2: Related Party Transactions

Promissory Notes

On May 8, 2006, a shareholder loaned the Company $100,000 for working capital in exchange for a promissory note. The note carries a 10% interest rate and matured on November 8, 2006. The Company entered into an agreement with the noteholder to extend the due date until March 8, 2007. The note holder has the right to convert the note and accrued interest at the rate of $0.01 per share. The value of this conversion feature was treated as a loan discount for the full $100,000 of the loan and is being amortized to interest expense over the life of the loan. Amortization of $100,000 was included in interest expense for the nine months ended December 31, 2006.

Preferred Stock

The 100 shares of Series A Preferred Stock, issued to an officer/director as payment for $500,000 in promissory notes, are convertible into the number of shares of common stock sufficient to represent 40 percent (40%) of the fully diluted shares outstanding after their issuance. The Series A Preferred Stock pays an eight percent (8%) dividend. The dividends are cumulative and payable quarterly. The Series A Preferred Stock carries liquidating preference, over all other classes of stock, equal to the amount paid for the stock plus any unpaid dividends. The Series A Preferred Stock provides for voting rights on an "as converted to common stock" basis.

During the nine months ended December 31, 2006, the Company incurred $30,000 in preferred stock dividends.

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


Stock-Based Compensation

During the nine months ended December 31, 2006, the Company issued its directors an option to purchase 2,000,000 shares of common stock for directors' fees. The transactions were recorded at the quoted market price of the stock on the date of issuance. The services, valued at $33,187, are included in the accompanying financial statements as "Stock-based compensation".

During the nine months ended December 31, 2006, 25,833,333 of the 42,560,000 shares issued during the year ended March 31, 2006 for consulting services valued at $571,334 were earned and included in the accompanying financial statements as "Stock-based compensation".

During the nine months ended December 31, 2006 the Company issued 9,093,642 shares of common stock valued at $322,957 for consulting services. Of these shares 203,687 valued at $33,164 were treated as not being issued for financial reporting purposes as required by SAB D-90 "Grantor Balance Sheet Presentation of Unvested, Forfeitable Equity Instruments Granted to Non Employees".

Note 3: Property Acquisitions

Effective on November 15, 2006, the Company acquired a fifty (50%) percent working interest in an active Woodbine production property in Upshur County, Texas, consisting of thirteen (13) wellbornes.

On February 8, 2007, the Company announced that it had entered into a letter of intent to purchase an undivided twenty-five (25%) percent interest in six-well production property in Grant Parish, Louisiana.

Note 4: Ultrasonic Mitigation Technology Acquisition

On July 7, 2006, the Company purchased all the outstanding shares of Ultrasonic Mitigation Technologies, Inc. (UMTI) from UTEK Corporation for 16,250,000 shares of the Company's Common Stock valued at $695,500. UMTI became a wholly owned subsidiary of the Company as of the date of acquisition. The purchase price was allocated to the assets of UMTI as follows:

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

In the agreement with UTEK, the Company agreed to an anti dilution adjustment during the twelve (12) months following the effective date of such agreement. This anti-dilution adjustment calls for UTEK Corporation to receive additional shares of stock proportionate to the amount of common shares issued by the Company to any of its current list of management and directors within twelve
(12) months subsequent to the acquisition date, and excludes any common shares issued the holders of Series A Preferred Stock.

Note 5

On November 8, 2006, the Company purchased all the outstanding shares of Intelli-Well Technologies, Inc. (IWTI)from UTEK Corporation for 20,000,000 shares of the Company's common stock valued at $594,000. ITWI became a wholly owned subsidiary of the Company as of the date of acquisition. The purchase price was allocated to the assets of UMTI as follows:

          Cash                  $225,000
          Technology licenses    369,000
                                --------
                                $594,000
                                ========

The Company also paid a $22,500 finders fee related to the acquisition of IWTI that has been added to the cost of the technology license.

IWTI holds a non-exclusive license in the United States for a borehole casing technology developed by the Regents of the University of California (the "Regents") through its researchers at Lawrence Livermore National Laboratory.

The technology uses a densely spaced network of sensors which are installed along and outside of oil well casings before they are grouted into place. The sensors monitor critical parameters in the subsurface oil reservoir. Data from multiple sensors can provide real-time information regarding the status of the reservoir and the primary and secondary oil recovery process. The types of sensors that can be installed include seismic sensors, electrical resistance tomography electrodes, electromagnetic induction tomography coils and thermocouples.

IWTI had no operating activities prior to its being acquired by the Company, therefore there is no pro-forma combined results.

In the agreement with UTEK, the Company agreed to an anti-dilution adjustment during the twelve (12) months following the effective date of such agreement. This anti-dilution adjustment calls for UTEK Corporation to receive additional shares of stock proportionate to the amount of common shares issued by the Company to any of its current list of management and directors within twelve
(12) months subsequent to the acquisition date, and excludes any common shares issued the holders of Series A Preferred Stock.


Note 6: Income Taxes

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
                                                 =========    =========

Note 7: Shareholders' Equity

During the nine months ended December 31, 2006, $126,667 was included in "Stock-based compensation" with the balance not shown as issued until services are rendered, for shares issued in exchange for consulting services in January 2006, There is no remaining balance due.

During the nine months ended December 31, 2006, $323,333 was included in "Stock-based compensation" for shares issued in exchange for consulting services rendered in March 2006, with the balance not shown as issued until services are rendered.

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

On May 15, 2006, the Company entered into a strategic alliance agreement with UTEK Corporation for consulting services. The Company issued 693,642 shares of common stock in connection with this agreement. The value of the stock issued, $0.035 per share was recorded at fair value based on other cash sales of restricted stock. Of the $24,277 in services, $15,173 was included in "Stock-based compensation" with the balance not shown as issued until services are rendered.

On May 18, 2006, the Company issued 7,500,000 shares of stock for consulting services valued at $262,500.

$34,500 is shown as a stock subscription receivable for consulting services and the assumption of payroll taxes from May 24, 2006, and will remain until the payroll taxes have been paid by the shareholder.

On June 1, 2006, the Company executed a six-month consulting agreement with a Consultant and issued 300,000 shares of common stock as compensation. The stock was valued at $37,500 of which $22,000 was recognized as compensation expense during the nine month period ending December 31, 2006.

On June 8, 2006 the Company granted warrants to purchase 250,000 shares at a price of $0.025 per share for website design and maintenance services. These warrants expire on September 8, 2011.

On August 18, 2006, the Company authorized the issuance of 500,000 shares of common stock for consulting services. The stock was valued at $21,400 and was changed to expense during the nine month period ending December 31, 2006.

On August 29, 2006 the Company authorized the issuance of 1,000,000 shares of common stock for consulting services. This transaction was valued at $42,800 and was charged to expense for the nine month period ending December 31, 2006.

On September 12, 2006 the Company authorized the issuance of 1,200,000 shares of common stock for consulting services. The stock was valued at $25,680 of which $17,120 was recognized as compensation expense during the nine month period ending December 31, 2006.

During the nine months ended December 31, 2006, the Company issued 4,125,238 shares of its common stock to 8 accredited investors, at an average price of approximately $0.05 per share, pursuant to the exemptions afforded by Section
(4)2 of the Securites Act of 1933, as amended, for which the Company received total cash proceeds of $196,404.

On May 15, 2006, the Company entered into a Regulation S Stock Purchase agreement.

During the nine months ended December 31, 2006, 34,612,885 shares of common stock with cash proceeds of $1,199,123 were sold pursuant to the Regulation S Stock Purchase agreement.

Information with respect to stock warrants outstanding is follows:

 Exercise   Outstanding               Expired or    Outstanding     Expiration
  Price    March 31, 2006   Granted   Exercised    Dec. 31, 2006       Date
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


Note 8: Earnings Per Share

SFAS 128 requires a reconciliation of the numerator and denominator of the basic and diluted earnings per share (EPS) computations. The following securities were not included in the calculation of diluted earnings per share because their effect was antidilutive.

For the nine months ended December 31, 2006, 2,703,687 shares that were issued for services not yet rendered have been not recorded in the financial statements. These shares will be recognized when services are rendered.

For the nine months ended December 31, 2006 and 2005, dilutive shares do not include outstanding warrants to purchase 4,500,000 shares of common stock at an exercise price of $0.01; 3,000,000 shares of common stock at an exercise price of $0.03 and 2,250,000 share of common stock at an exercise price of $0.025 because the effects were antidilutive. Diluted shares does not include shares issuable to the preferred shareholders pursuant to their right to convert preferred stock into sufficient common shares sufficient to equal 40% of the post conversion outstanding shares as the effect would be antidilutive.


The following reconciles the components of the EPS computation:

                                                  Income         Shares      Per Share
                                                (Numerator)   (Denominator)   Amount
                                                -----------    -----------    ------
For the three months ended December 31, 2006:
   Net loss                                     $  (498,930)
   Preferred stock dividends                        (10,000)
                                                -----------
   Basic EPS loss available to
   common shareholders                          $  (508,930)   201,852,464   $  (0.00)
   Effect of dilutive securities:
   None                                                --             --
                                                -----------    -----------   --------

   Diluted EPS loss available to
   common shareholders                          $  (508,930)   201,852,464   $  (0.00)
                                                ===========    ===========   ========

For the three months ended December 31, 2005:
   Net loss                                     $   (77,624)
   Preferred stock dividends                        (10,000)
                                                -----------
   Basic EPS loss available to
   common shareholders                          $   (87,624)   102,099,847   $  (0.00)

   Effect of dilutive securities:
   None                                                --             --
                                                -----------    -----------   --------

   Diluted EPS loss available to
   common shareholders                          $   (87,624)   102,099,847   $  (0.00)
                                                ===========    ===========   ========





                                                 Income         Shares      Per Share
                                               (Numerator)   (Denominator)   Amount
                                               -----------    -----------    ------

For the nine months ended December 31, 2006:
   Net loss                                    $(1,983,779)
   Preferred stock dividends                       (30,000)
                                               -----------
   Basic EPS loss available to
   common shareholders                         $(2,013,779)   211,138,421   $  (0.01)
   Effect of dilutive securities:
   None                                               --             --          --
                                               -----------    -----------   --------

   Diluted EPS loss available to
   common shareholders                         $(2,013,779)   211,138,421   $  (0.01)
                                               ===========    ===========   ========

For the nine months ended December 31, 2005:
   Net loss                                    $  (180,387)
   Preferred stock dividends                       (30,000)
                                               -----------
   Basic EPS loss available to
   common shareholders                         $  (210,387)    93,340,725   $  (0.00)

   Effect of dilutive securities:
   None                                               --             --          --
                                               -----------    -----------   --------

   Diluted EPS loss available to
   common shareholders                         $  (210,387)    93,340,725   $  (0.00)
                                               ===========    ===========   ========





                                       18

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

We believe all of these properties will have proven reserves, generate immediate cash flow, provide low risk, in-field drilling locations and expand production within a proven oil and gas field. We intend to aggressively develop these low cost/low risk properties in order to rapidly enhance shareholder value. In furtherance of the foregoing strategy, we have within the last nine months engaged in the following transactions:

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

On August 11, 2006, we acquired a fifty percent (50%) working interest in the Dixon Heirs #1, Deltic Farms & Timber #1 and the Gunn #1 wells and associated units and leases, in Miller County, Arkansas. These are mature wells with stable production, and were originally drilled in the early 1980's.

On November 9, 2006, we acquired Intelli-Well Technologies, Inc., ("IWT") a wholly owned subsidiary of UTEK Corporation (AMEX: UTK). IWT holds a license for borehole casing technology developed by researchers at Lawrence Livermore National Laboratory. The technology uses a densely spaced network of sensors which are installed along and outside of the oil well casings before they are grouted into place. The sensors monitor critical parameters in the subsurface oil reservoir. Data from multiple sensors provides real-time information regarding the status of the reservoir and the primary and secondary oil recovery process. Sensors located deep within the reservoir are much more sensitive than sensors located on the surface. The type of sensors that can be installed include seismic sensors, electrical resistance tomography electrodes, electromagnetic induction tomography coils and thermocouples.

On November 15, 2006, we acquired a ten percent (10%) working interest in an active Woodbine production property consisting of 13 wellbores, which include six (6) producing oil wells, three (3) salt water disposal wells, three (3) shut-in or marginally producing wells, and one (1) well that has been plugged and abandoned since the effective date, located in Upshur County, Texas. These wells produce from the Woodbine interval and are operated by KROG Partners, LLC. KROG and Avalon are currently working on optimization/workover opportunities with the goal of enhancing operations and production from the shut-in wellbores.

On January 3, 2007, we executed a letter of intent, allowing us a right to purchase a twenty-five percent (25%) working interest in a six well production property located in Grant Parish, Louisiana. The letter of intent provides the opportunity for Avalon and its partners to conduct a sixty day test of the productive capability of the property, as well as customary due diligence, prior to the acquisition. The property consists of five shut-in wells with production potential in the prolific Wilcox production interval and one salt water disposal well. These wells were drilled in the early 1980's by an independent producer. Avalon believes that there is significant oil production potential in many of these wells, and that a minimal workover program is required to return the property to production. The salt water disposal well is also anticipated to be capable of disposal of significant volumes of produced water, resulting in highly economic production of the anticipated 10% oil cut in this property.

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

Operations for the Three Months ended December 31, 2006

As of December 31, 2006, we had $1,126,204 in cash and cash equivalents, total assets of $2,681,893, and outstanding liabilities of $197,649. We had oil and gas sales of $20,723 and interest income of $10,920 for the three month period ending December 31, 2006. We did not generate any revenues during the three month period ending December 31, 2005. During the three month period ending December 31, 2006, our lease operating expense was $22,334, our selling, general, and administrative expenses were $191,098, our stock based expenses were $283,314, and our interest expense was $40,512. For the three month period ending December 31, 2005, we did not have any lease operating expense. Our selling, general, and administrative expenses were $55,195, our stock based expenses were $16,667, and our interest expense was $5,762, for the three month period ending December 31, 2005. We experienced a net loss before income taxes of $520,879 for the three month period ending December 31, 2006. For the three month period ending December 31, 2005, we experienced a net loss of $77,624.

Operations for the Nine Months ended December 31, 2006

We had oil and gas sales of $26,813 and interest income of $16,969 for the nine month period ending December 31, 2006. We did not generate any revenues during the nine month period ending December 31, 2005. During the nine month period ending December 31, 2006, our lease operating expense was $27,658, our selling, general, and administrative expenses were $481,173, our stock based expenses were $1,418,537, and our interest expense was $107,179. For the nine month period ending December 31, 2005, we did not have any lease operating expense. Our selling, general, and administrative expenses were $135,574, our stock based compensation expenses were $32,667, and our interest expense was $12,146. We experienced a net loss before income taxes of $2,005,728, for the nine month period ending December 31, 2006. For the nine month period ending December 31, 2005, we experienced a net loss of $180,387.





LIQUIDITY AND CAPITAL RESOURCES

Our cash and cash equivalents were $1,126,204 on December 31, 2006, compared to $20,041 on December 31, 2005. We met our liquidity needs through the issuance of our common stock for cash.

During the three month period ended December 31, 2006 we sold 50,000 shares of our common stock and received $3,334 in cash. We also received $225,000 in connection with the acquisition of IWT from UTEK Corporation.

During the nine month period ended December 31, 2006, we borrowed $100,000 from a shareholder of the Company. During the nine month period ending December 31, 2006, we also sold 38,688,123 shares of the Company's common stock and received $1,513,044 in cash. We also received $300,000 from the acquisition of UMTI and $225,000 in connection with the acquisition of IWT from UTEK Corporation. For the nine month period ended December 31, 2005, we received $110,000 in cash from the sale of 11,100,000 shares of the Company's common stock.

During the nine months ended December 31, 2006, we used $107,294 in cash in investing activities. Our financing activities for this period provided cash of $1,539,867 as compared to $159,000 for the same period in 2005.

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

Future payments due on our contractual obligations as of December 31, 2006 are as follows:

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


                                     PART II
                                     -------

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) The common stock described below has been issued during the nine month period ended December 31, 2006 without registration under the Securities Act. Unless otherwise indicated, the shares were valued at the quoted market price of the shares on the date of issuance.

On April 18, 2006, we authorized the issuance of 2,700,000 shares of common stock for consulting services.

On May 1, 2006, we granted to our directors warrants to purchase 2,000,000 shares of common stock at a price of $0.025 per share for director services. These warrants expire on May 1, 2011.

On May 15, 2006, we entered into a strategic alliance agreement with UTEK Corporation for consulting services. We issued 693,642 shares of common stock in connection with this agreement. The value of the stock issued, $0.035 per share, was recorded at fair value based on other cash sales of restricted stock. Of the $24,277 in services, $3,034 was included in "stock-based compensation" with the balance not shown as issued until services are rendered.

On May 24, 2006, we issued 10,000,000 shares of common stock to a corporation for consulting services and assumption of $34,500 of accrued payroll taxes.

On June 1, 2006, we executed a six-month consulting agreement with a consultant and issued 300,000 shares of common stock as compensation.

On June 8, 2006, we granted warrants to purchase 250,000 shares of common stock at a price of $0.025 per share for website design and maintenance services. These warrants expire on June 8, 2011.

On July 7, 2006, we issued UTEK Corporation 16,250,000 shares of common stock for the purchase of Ultrasonic Mitigation Technologies, Inc., (UMTI).

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

On November 9, 2006, we issued UTEK Corporation 20,000,000 shares for the purchase of Intelli-Well Technologies, Inc., ("IWT").

During the nine months ended December 31, 2006, we issued 3,780,000 shares of common stock to 7 accredited investors, at an average of approximately $0.05 per share, pursuant to the exemptions afforded by Section 4(2) of the Securities Act of 1933, as amended, for which we received total cash proceeds of $178,000.

On May 15, 2006, we entered into a Regulation S Stock Purchase agreement, pursuant to the exemptions afforded by Regulation S of the Securities Act of 1933, as amended.

During the nine months ended December 31, 2006, 34,841,123 shares of common stock with cash proceeds of $1,335,043 were sold pursuant to the exemptions afforded by Regulation S of the Securities Act of 1933, as amended.

(b) None.

(c) None.


ITEM 3. - DEFAULTS UPON SENIOR SECURITIES.

None.


ITEM 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.


ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Form 8-K

     1. Filed April 6, 2006, Completion of Acquisition of Assets, the Company acquired a fifty percent (50%) working interest, in a 266.73-acre oil and gas lease in Starr County, Texas, from Canyon Creek Oil and Gas, Inc.

     2. Filed December 15, 2006, the Company entered into an agreement and plan of acquisition to acquire one hundred (100%) percent of Ultrasonic Mitigation Technologies, Inc.

     3. Filed January 16, 2007, the Company announced that it has, jointly with its partner KROG Partners, LLC, acquired an oil and gas property in Upshur County, Texas consisting of thirteen (13) wellbores.

     4. Filed January 19, 2007, the Company announced that it has employed two expert advisors to advise Avalon with respect to its expansion program in Latin America.

     5. Filed February 2, 2007, the Company announced that it, along with three partners, executed a letter of intent to acquire a one hundred (100%) percent working interest in six well production properties located in Grant Parish, Louisiana, subject to testing of the wells and related due diligence

     6. Filed February 13, 2007, the Company reported on the results of the initial stages of testing on the wells in Grant Parish, Louisiana.


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


Avalon Oil & Gas, Inc.


By:  /s/ Kent Rodriguez
--------------------------
Date: February 14, 2007
Kent Rodriguez
Chief Executive Officer
Chief Financial and Accounting Officer