Form 10KSB
period 2007-03-31
Avalon Oil & Gas, Inc.
filed 2007-07-16
CIK 918573

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                    For the fiscal year ended March 31, 2007
                         Commission file number: 1-12850

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

(Small Business Issuer's telephone number including area code): (952) 746-9655

Securities registered pursuant to Section 12(b) of the Act: NONE

Securities registered pursuant to Section 12(g) of the Act: COMMON STOCK, $0.001 PAR VALUE PER SHARE (Title of Class)

Indicate by check mark whether the Company (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [x]

The issuer's revenues for its most recent fiscal year were $ 49,671

The aggregate market value of the Company's common stock held by non-affiliates of the Company on July 11, 2007 was approximately $15,493,296 computed by reference to the average of the closing bid and ask prices as quoted on that date.

Check whether the Company has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [X] No [ ]

The Company has one class of common stock outstanding, $0.001 par value per share (the "Common Stock"). On June 29, 2007, there were 19,366,620 shares outstanding. As of May 15, 2007, our common shares were subject to a 1 for 20 reverse split. All references to our shares in this Form 10-KSB include the effect of this reverse split of our common stock. The Company is also authorized to issue 1,000,000 shares of Preferred Stock, par value $0.10 per share, of which 100 Class A Convertible Preferred Shares have been issued. See "Item 5 Market for the Company's Common Equity and Related Stockholder Matters."

                             Avalon Oil & Gas, Inc.

           FORM 10-KSB ANNUAL REPORT FOR THE YEAR ENDED MARCH 31, 2007

                                TABLE OF CONTENTS

                                     PART 1

                                                                            Page

ITEM 1.  DESCRIPTION OF BUSINESS.............................................. 3
ITEM 2.  DESCRIPTION OF PROPERTY.............................................. 6
ITEM 3.  LEGAL PROCEEDINGS.................................................... 6
ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.................. 6

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS............. 7
ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF PLAN OF OPERATION............11
ITEM 7.  FINANCIAL STATEMENTS.................................................13
ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND
           FINANCIAL DISCLOSURE...............................................13
ITEM 8A. CONTROLS AND PROCEDURES..............................................13

                                    PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
           COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT..................14
ITEM 10. EXECUTIVE COMPENSATION...............................................14
ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
           MANAGEMENT AND RELATED STOCKHOLDER MATTERS.........................16
ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.......................17
ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.....................................18
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES...............................18

References in this document to "us," "we," "the Registrant" or "the Company" refer to Avalon Oil & Gas, Inc., and its predecessor XDOGS, Inc..

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

Acquisition Strategy

Our strategy is to acquire oil and gas producing properties that have proven reserves and established in-field drilling locations with a combination of cash, debt, and equity. We believe that acquisition of such properties minimizes our risk, allows us to generate immediate cash flow, and provides in-field drilling locations to expand production within the proven oil and gas fields. We will aggressively develop these low cost/low risk properties in order to enhance shareholder value. In addition, Avalon's technology group acquires oil production enhancing technologies. Through our strategic partnership with UTEK Corporation, (UTK: ASE) a transfer technology company, we are building an asset portfolio of innovative technologies in the oil and gas industry to maximize enhancement opportunities at its various oil and gas properties.

In furtherance of the foregoing strategy, we have engaged in the following transactions during the last three years:

On May 23, 2005, we signed a Letter of Intent to acquire an eighty percent (80%) Net Revenue Interest in certain oil and gas leasehold interests located primarily in the Montgomery County, Kansas and certain oil field equipment (the "Assets") from Mid-Continent Investments, Inc. ("MCI"). On July 22, 2005, we closed the transaction and delivered 85,000,000 shares of the Company's common stock to MCI in anticipation of receipt of an assignment the Company delivered 85,000,000 shares of its common stock to MCI, in anticipation of receipt of an assignment transferring ownership of the Assets. As of January 25, 2006, the Company had not received an assignment of the Assets, and sent a letter to our transfer agent cancelling the 85,000,000 shares that were issued and delivered to MCI, for failure of consideration. On December 21, 2006, the District Court for the Fourth Judicial District, State of Minnesota, issued a judgment cancelling the 85,000,000 shares issued to MCI. On May 4, 2007, the judgment issued by the District Court for the Fourth Judicial District, State of Minnesota was filed with the County Clerk in Tulsa County, Oklahoma.

On August 29, 2005 we acquired a one hundred percent (100%) working interest, seventy-eight percent (78%) net revenue interest, in 2,400 acres located in Canadian County, Oklahoma ("The Oklahoma Properties"), from Sooner Trend Leasing LLC, payable by delivering 48,000,000 authorized, but previously un-issued, shares of the Company's common stock. On February 13, 2005, the Company returned The Oklahoma Properties to Sooner Trend Leasing LLC, and sent a letter to our transfer agent canceling the 48,000,000 shares of stock issued to Sooner Trend Leasing LLC. On October 20, 2006, the District Court for the Fourth Judicial District, State of Minnesota, issued a judgment cancelling the 48,000,000 shares issued to Sooner Trend Leasing, LLC. On May 4, 2007, the judgment issued by the District Court for the Fourth Judicial District, State of Minnesota was filed with the County Clerk in Tulsa County, Oklahoma.

On May 17, 2006, we signed a strategic alliance agreement with UTEK Corporation, a technology transfer company to develop a portfolio of new technologies for the oil and gas industry.

On June 15, 2006, we acquired a fifty percent (50%) working interest in the J.C. Kelly wellbore, a 121.9 acre lease in Wood County, Texas, in addition to the E.A. Chance #1 and #2 wellbores, a 40 acre lease in Camp County, Texas and all of the surface equipment for the properties, from KROG Partners LLC. The J. C. Kelly well produces from the Paluzy Interval and the Chance # 1 and #2 wells produce from the Sub-Clarksville zone, within an active waterflood area.

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

On November 15, 2006, we acquired a ten percent (10%) working interest in 13 wellbores, which include six (6) producing oil wells, three (3) salt water disposal wells, three (3) shut-in or marginally producing wells, and one (1) well that has been plugged and abandoned since the effective date, located in Upshur County, Texas. These wells produce from the Woodbine interval. Avalon is currently working on optimization/workover opportunities with the goal of enhancing operations and production from the shut-in wellbores.

On January 3, 2007, we executed a letter of intent, allowing us a right to purchase a twenty-five percent (25%) working interest in a six well production property located in Grant Parish, Louisiana. The letter of intent provided the opportunity for Avalon and its partners to conduct a sixty day test of the productive capability of the property, as well as customary due diligence, prior to the acquisition. The property consists of five shut-in wells with production potential in the prolific Wilcox production interval and one salt water disposal well. These wells were drilled in the early 1980's by an independent producer. Avalon believes that there is significant oil production potential in many of these wells, and that a minimal workover program is required to return the property to production. The salt water disposal well is capable of disposal of significant volumes of produced water, resulting in highly economic production of over 10% oil cut in this property. We exercised our option to acquire a twenty-five percent (25%) working interest in the property on April 20, 2007.

On March 29, 2007, we acquired Leak Location Technologies, Inc., ("LLT") a wholly owned subsidiary of UTEK Corporation (AMEX: UTK). LLT owns an exclusive license to a system for determining the presence and location of leaks in underground pipes. The technology was developed by researchers at Rensselaer Polytechnic Institute. The system uses a series of acoustic sensors to monitor changes in pipeline acoustic emissions, and has been proven in field application with a large multinational petroleum company. The lead scientist in charge of that project is currently under contract to Avalon to manage the technology design refresh and prototype development for commercialization.

On May 22, 2007, we acquired a fifteen percent (15%) working interest in the Janssen #1A prospect in Karnes County, Texas. The Janssen Prospect will be re-completed in the existing vertical wellbore by a sidetrack drilling procedure at a depth of approximately 10,500 feet, and test the Wilcox sand. Total potential reserves are estimated to be 75,000 to 100,000 barrels of condensate and 3 to 4 BCF (billion cubic feet) of gas.

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

PATENTS, TRADEMARKS, AND PROPRIETARY RIGHTS

On May 17, 2006, The Company signed a strategic alliance agreement with UTEK Corporation, a technology transfer company to develop a portfolio of new technologies for the oil and gas industry.

On July 17, 2006, we acquired Ultrasonic Mitigation Technologies, Inc. ("UMTI"). UMTI holds the exclusive worldwide license for the mitigation of paraffin wax deposition from crude oil using ultrasonic waves. This technology was developed at the University of Wyoming by Dr. Brian Towler.

On November 9, 2006, we acquired Intelli-Well Technologies, Inc., ("IWT"). IWT holds a license for borehole casing technology developed by researchers at Lawrence Livermore National Laboratory.

On March 29, 2007, we acquired Leak Location Technologies, Inc., ("LLT"). LLT owns an exclusive license to a system for determining the presence and location of leaks in underground pipes.

On May 17, 2007, The Company renewed its strategic alliance agreement with UTEK Corporation, a technology transfer company to develop a portfolio of new technologies for the oil and gas industry.

ENVIRONMENTAL MATTERS

During the last three fiscal years, compliance with environmental laws and regulations did not have a specific impact on the Company's operations. The Company does not anticipate that it will incur any material capital expenditures for environmental control facilities for environmental facilities during the next fiscal year.

EMPLOYEES

As of March 31, 2007 we had two full time employees consisting of our President and Vice President. The Board has retained William Anderson, Glen Harrod, Mark Oliver, William Graham, Thomas Bugbee, Gary Browning, Menno Wiebe and Bruce Merrifield, as Advisors. We do not have any part time employees at this time.

RESEARCH AND DEVELOPMENT

During the last three fiscal years, we did not incur research and development expenses.

ITEM 2.  PROPERTIES

Our corporate office is located at 7808 Creekridge Circle, Suite 105, Minneapolis, MN 55439. This office space is leased from an unaffiliated third party on three year lease, which ends on December 1, 2009, for a monthly rental of $3,100.00.

ITEM 3.  LEGAL PROCEEDINGS

Avalon Oil & Gas is not a party to any pending legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On December 20, 2005, the Board of Directors and a majority of our shareholders elected Kent Rodriguez, Douglas Barton and Thad Kaplan to serve on our Board of Directors until the next shareholder meeting.

The Board of Directors has approved and implemented as of May 15, 2007, a reverse stock split and established a ratio of 1-for 20. This move followed a vote by written consent of the stockholders dated April 23, 2007 and an action by written consent of the Board of Directors on April 25, 2007. Our common stock began trading on a reverse-split basis, on May 15, 2007. As a result of the reverse stock split, every 20 shares of our common stock will be combined into one share of our common stock. The reverse stock split affects all shares of common stock, stock options and warrants outstanding as of immediately prior to the effective time of the reverse stock split. Fractional shares equal or greater to one-half share are rounded up, and fractional shares less then one-half are rounded down. In addition, we our trading symbol changed to AOGN.BB from AOGS.BB.

                                     PART II

ITEM 5.  MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a)  Principal Market or Markets

Effective with the close of business on June 19, 1997, our Common Stock was delisted from the NASDAQ Small Cap Market. In June of 1997, our Common Stock began trading on the NASD Over-the-Counter Bulletin Board ("OTCBB"). Market makers and other dealers provided bid and ask quotations of our Common Stock. We trade under the symbol "AOGN".

The table below represents the range of high and low bid quotations of our Common Stock as reported during the reporting period herein. The following bid price market quotations represent prices between dealers and do not include retail markup, markdown, or commissions; hence, they may not represent actual transactions. For the purposes of the Fiscal Year Ended March 31, 2007, the prices have been modified to reflect the one-for-twenty (1:20) reverse stock split effectuated May 15, 2007


                                 High            Low
                                 ----            ---
Fiscal Year Ended
March 31, 2007

First Quarter                   $ 3.00          $ 0.20
Second Quarter                    4.00            2.60
Third Quarter                     2.60            1.20
Fourth Quarter                    1.20             .40

Fiscal Year Ended
March 31, 2006

First Quarter                   $ 0.06          $ 0.01
Second Quarter                    0.05            0.01
Third Quarter                     0.06            0.02
Fourth Quarter                    0.05            0.02

(b)  Approximate Number of Holders of Common Stock

As of July 10, 2007, 19,366,620 shares of our Common Stock were outstanding and the number of holders of record of our Common Stock at that date was approximately 838. However, we estimate that there are a significantly greater number of shareholders because a substantial number of our shares are held in nominee names by brokerage firms.

(c)  Dividends

No dividends on the Common Stock were paid by us during the fiscal year ended 2007, or the fiscal year ended 2006, nor do we anticipate paying dividends on Common Stock in the foreseeable future. Holders of Common Stock are entitled to receive such dividends as may be declared by our Board of Directors.

(c)  Securities Authorized for Issuance Under Equity Compensation Plans.

We have not established an Equity Compensation Plan and have not authorized the issuance of any securities under such plan.

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

Regardless of whether or not the Series A Preferred Stock has been converted to our Common Stock, the Series A Preferred Stockholder is entitled to vote, at all times, on an as-if converted basis. The Preferred Stockholder, Mr. Rodriguez, has the right to vote the Series A Preferred Stock together with his other holdings in the Company, owns in excess of forty (40%) percent of the outstanding voting securities of the Company.

Other than the Series A Preferred Stock, no preferred stock has been issued. See Item *11, Security Ownership of Certain Beneficial Owners and Management".

(e)  Sales of Unregistered Shares

Fiscal 2007 (number of shares and price adjusted pursuant to one-for-twenty (1:20) reverse stock split effectuated on May 15, 2007).

During the fiscal year ended March 31, 2007, we issued a total of 5,146,333 shares of our Common Stock for total consideration of $1,773,099 for cash, repayment of debt stock subscription receivable, and services as follows:

On April 18, 2006, we authorized the issuance of 135,000 shares of common stock for consulting services.

On May 1, 2006, we granted to our directors warrants to purchase 100,000 shares of common stock at a price of $0.50 per share for director services. These warrants expire on May 1, 2011.

In May 2006, the Company issued 109,000 shares of common stock and warrants to purchase 50,000 shares of common stock at a price of $2.00 per share. These warrants expire on May 2014. The purchase price for the shares and the warrants was $100,000.

On May 15, 2006, we entered into a strategic alliance agreement with UTEK Corporation for consulting services. We issued 34,682 shares of common stock in connection with this agreement. The value of the stock issued, $0.70 per share, was recorded at fair value based on other cash sales of restricted stock. Of the $24,277 in services, $3,034 was included in "stock-based compensation" with the balance not shown as issued until services are rendered.

On May 18, 2006, the Company issued 375,000 shares of stock for consulting services valued at $262,500.

On May 24, 2006, we issued 500,000 shares of common stock to a corporation for consulting services and assumption of $34,500 of accrued payroll taxes.

On June 1, 2006, we executed a six-month consulting agreement with a consultant and issued 15,000 shares of common stock as compensation.

On June 8, 2006, we granted warrants to purchase 12,500 shares of common stock at a price of $0.50 per share for website design and maintenance services. These warrants expire on June 8, 2011.

On June 1, 2006, the Company executed a six-month consulting agreement with a Consultant and issued 15,000 shares of common stock as compensation. The stock was valued at $10,500 of which $8,750 was recognized as compensation expense during the year ending March 31, 2007.

On July 7, 2006, we issued UTEK Corporation 812,500 shares of common stock for the purchase of Ultrasonic Mitigation Technologies, Inc., (UMTI).

On August 18, 2006, we issued a consultant 25,000 shares of common stock as additional consideration for the acquisition of a fifty percent (50%) working interest in a leasehold in Miller County, Arkansas.

On August 29, 2006, we authorized the issuance of 50,000 shares of common stock for consulting services.

On September 12, 2006, we authorized the issuance of 60,000 shares of common stock for investor relation services.

On November 9, 2006, we issued UTEK Corporation 1,000,000 shares for the purchase of Intelli-Well Technologies, Inc., ("IWT").

On January 11, 2007 we authorized the issuance of 750,000 shares of common stock for consulting services.

On January 11, 2007, we authorized the issuance of 150,000 shares of common stock for consulting services.

On March 29, 2007, we issued UTEK Corporation 1,835,526 shares of common stock for the purchase of Leak Location Technologies, Inc., ("LLT").

During the twelve months ended March 31, 2007, we issued 206,262 shares of common stock to 8 accredited investors, at an average of approximately $1.00 per share, pursuant to the exemptions afforded by Section 4(2) of the Securities Act of 1933, as amended, for which we received total cash proceeds of $196,404.

The Company entered into a Regulation S Stock Purchase agreement on May 15,
2006.

During the year ended March 31, 2007, 1,730,644 shares of common stock with cash proceeds of $1,199,123 were sold pursuant to the Regulation S Stock Purchase agreement.

Fiscal 2006

We issued a total of 21,100,000 Shares of our Common Stock to five (5) accredited investors at approximately $0.011 per share, pursuant to the exemptions afforded by Section 4(2) of the Securities Act of 1933, as amended, for which we received total cash proceeds of $229,000.

We issued to each of our then Directors an aggregate of 900,000 shares of our Common Stock at approximately $0.01 per share totaling $9,000 for services totaling $13,500 rendered for during the fiscal year.

We issued to 13, 726,667 shares of our Common Stock at approximately $0.016 per share totaling $203,287 for consulting services rendered.

We issued 19,000,000 shares of our Common Stock at approximately $0.016 per shares totaling $302,956 in exchange for debt and accrued interest.

We issued 700,000 shares of our Common Stock at approximately $0.01 per share totaling $12,600 as additional consideration for a $50,000.00 promissory note.

We issued 15,000,000 shares of our Common Stock at approximately $0.018 per share totaling $90,108 for satisfaction of accounts payable liabilities.

We issued 32,000,000 shares in exchange for a stock subscription receivable in the amount of $832,000.

Fiscal 2005 -

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

We issued to our former Directors 3,000,000 shares of our Common Stock at approximately $0.01 per share totaling $30,000 for services rendered during the fiscal year ending March 31, 2005.

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

We issued 10,500,000 shares of its common stock to settle outstanding promissory notes and related accrued interest totaling $75,000 and $16,142, respectively.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS AND PLAN OF OPERATION

The following discussion and analysis should be read in conjunction with out financial statements and notes related thereto. The discussion of results, causes and trends should not be construed to infer conclusions that such results, causes or trends necessarily will continue in the future.

Operations

As of March 31, 2007, we were acquiring oil and gas producing properties with a combination of cash, debt, and equity. In addition, we have, through our strategic alliance with UTEK, Inc., acquired three innovative oil and gas technologies.

As of March 31, 2007, we had current and total assets of $2,993,201, and outstanding liabilities of $231,603. We had oil and gas sales of $49,671, for the year ended March 31, 2007. During this period, lease operating expense was 54,318, our selling, general, and administrative expenses $743,137, our interest expense was $123,333 and our stock-based consulting and compensation expense relating to stock issued for services was $2,054,541.

Liquidity and Capital Resources

Our cash and cash equivalenets were $900,537 at the year ended March 31, 2007, compared to $43,818 at year ended March 31, 2006. We met our liquidity needs through the issuance of our common shares for cash or for services rendered. For fiscal 2007, we issued 1,936,906 shares of our Common Stock in private placements raising $1,514,527 in cash, 3,479,513 shares for consulting services rendered, 20,000 shares for assumption of accounts payable liabilities, and 4,073,026 shares for property acquisitions.

For the twelve months ended March 31, 2007 we used $138,302 in investing activities.

During the twelve months ended March 31, 2007, we purchased $37,282 in equipment.

Our financing activities for the period ended March 31, 2007 provided cash of $1,539,867 as compared to $252,323 for the period ended March 31, 2006. We plan to raise additional capital during the coming fiscal year.

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

There is no assurance that, even with adequate financing or combined operations, we will generate sufficient revenues to be profitable.

Our success is largely dependent upon our ability to generate revenues from our acquired oil and gas leasehold interests and from the income from the oil and gas enhancement technology we have acquired from UTEK, Inc.

Acquisition Strategy

On May 17, 2007, we renewed our strategic alliance agreement with UTEK Corporation, a technology transfer company to develop a portfolio of new technologies for the oil and gas industry.

On May 22, 2007, we acquired a fifteen percent (15%) working interest in the Janssen #1A prospect in Karnes County, Texas. The Janssen Prospect will be re-completed in the existing vertical wellbore by a sidetrack drilling procedure at a depth of approximately 10,500 feet, and test the Wilcox sand. Total potential reserves are estimated to be 75,000 to 100,000 barrels of condensate and 3 to 4 BCF (billion cubic feet) of gas.

We have been funding our obligations through the issuance of our Common Stock for services rendered or for cash in private placements. We may seek additional funds in the private and public equity or debt markets in order to execute our plan of operation and business strategy. There can be no assurance that we will be able to attract capital or obtain such financing when needed or acceptable terms, in which event our ability to execute out business strategy will be impaired.

Risk Factors

Any investment in our securities is highly speculative. You should not purchase our shares if you cannot afford to lose your entire investment. You should consider the following risks before acquiring any of our shares.

We have never been, and may never be, profitable.

During the past several years, we have attempted, without success, to generate revenues and profits. For the year ended March 31, 2007, we incurred a net loss of $3,438,151. On March 31, 2007, we had net working capital of $794,681. We cannot assure that we will ever be profitable.

We need additional capital.

We need additional financing to continue operations. The amount required depends upon our business operations, and the capital needs of our acquisition of the certain oil and gas leasehold interests. We may be unable to secure this additional required financing on a timely basis, under terms acceptable to us, or at all. To obtain additional financing, we will likely sell additional equity securities, which will further dilute shareholders' ownership in us. Ultimately, if we do not raise the required capital, we may need to cease operations.

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

Our management controls us.

Our current officers and directors own approximately 45% of our outstanding stock and are able to affect the election of the members of our Board of Directors and make corporate decisions. Mr. Rodriguez, by his ownership of Class A Preferred Stock, has the right to vote 40% of our voting securities. Accordingly, even if we issue additional shares to third parties, Mr. Rodriguez will continue to control at least 40% of our voting securities. This voting concentration may also have the effect of delaying or preventing a change in our management or control or otherwise discourage potential acquirers from attempting to gain control of us. If potential acquirers are deterred, you may lose an opportunity to profit from a possible acquisition. See "Security Ownership of Certain Beneficial Owners and Management" and "Market for the Company's Common Stock and Related Stockholder Matters".

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

Our Board of Directors may issue additional shares of capital stock and establish their rights, preferences and classes, in most cases without stockholder approval. In addition, we may become subject to anti-takeover provisions found in Section 89.378-78.379 of the Nevada Business Corporation Act which may deter changes in control of our management which have not been approved by our Board of Directors.

ITEM 7.  FINANCIAL STATEMENTS.

Our audited Financial Statements are attached as a Schedule.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On November 15, 2005, we appointed Murrell, Hall McIntosh and Co., PLLP as out independent accountant and we dismissed Cordovano and Honeck, LLP.

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

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Our Directors and Executive Officers are shown below:

Name                     Age                        Position
----                     ---                        --------
Kent Rodriguez           46         Chief Executive Officer, President,
                                    Chief Financial Officer, Secretary, Director

Jill Allison             38         Vice President

Douglas Barton           65         Director

Thad Kaplan              39         Director


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

JILL ALLISON

Ms. Allison brings over 20 years of diversified management experience in business development and technology commercialization. Prior to joining Avalon, she managed a technology strategy consulting practice with focus in the market convergence of physical and IT security industries. Her venture development background includes market leadership positions with Monsanto, Iridian Technologies, Pinkertons and Cylink Corporation. She holds a B.A. in Economics from Gustavus Adolphus College; a Master's in International Management (MIM) in Marketing from the American Graduate School of International Management (Thunderbird), Glendale, AZ; and an MBA in Strategic and Entrepreneurial Management from the Wharton School of the University of Pennsylvania, where she focused on strategic alliances and management of technology.

DOUGLAS BARTON

Mr. Barton has served as a Director of the Company since November, 1998. From 1987 to the present, he has been the President and sole owner of Venture Communications, Inc., a private promotion, development, and marketing consulting firm. He has a B.S. degree in Economics/History from the University of Minnesota.

THAD KAPLAN

Mr. Kaplan has served as a Director of the Company since December, 2005 Mr. Kaplan is currently Executive Vice President of Mergers, Acquisitions and Land Management for Universal Property Development and Acquisition Corporation (OTCBB: UPDA), he has been with the company since 2005. Prior to that Mr. Kaplan consulted for many energy company on the retail level. From 1997 to 2002, Mr. Kaplan was the owner of BS Holdings, Inc., a food and beverage industry holding company. Prior to owning BS Holdings, Inc., Mr. Kaplan was the purchaser and manager for an independent supermarket chain in Middletown, New York. Mr. Kaplan's responsibilities included purchasing decisions, management of employees, marketing and profit and loss responsibility. Mr. Kaplan holds an Associates degree from Sullivan County Community College, New York with studies in Food Service, Restaurant Management and the Culinary Arts.

The Company's Directors will serve in such capacity until the next annual meeting of the Company's shareholders and until their successors have been elected and qualified. There are no family relationships among the Company's officers and directors, nor are there any arrangements or understanding between any of the directors or officers of the Company or any other person pursuant to which any officer or director was or is to be selected as an officer or director. The Directors took action sixteen (16) times by written consent during the fiscal year ended March 31, 2007.

In 1999, the Board of Directors established a Compensation Committee. It is currently comprised of Messrs. Barton and Kaplan. The Compensation Committee held one meeting in fiscal 2007.

In May 2000, the Board of Directors established an Audit Committee. It is currently comprised of Messrs. Barton and Mr. Kaplan. The Audit Committee held one meeting in fiscal 2007.

We have adopted a Code of Ethics which is designed to ensure that our directors and officers meet the highest standards of ethical conduct. The Code of Ethics requires that our directors and officers comply with all laws and other legal requirements, conduct business in an honest and ethical manner and otherwise act with integrity and in our best interest.

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

ITEM 10. EXECUTIVE COMPENSATION

COMPENSATION OF BOARD OF DIRECTORS

Members of the Board of Directors receive no cash compensation for their service on the Board of Directors, the Compensation Committee or the Audit Committee but are reimbursed for any out-of-pocket expenses incurred by them in connection with our business. The Company has issued both Mr. Barton and Mr. Kaplan warrant(s) to purchase 100,000 shares of The Company's Common Stock at $0.01 per share and warrants to purchase 50,000 shares of the Company's Common Stock at $.50 per share. These warrants have been exercised pursuant to a cashless exercise, and both Mr. Barton and Mr. Kaplan were issued 107,547 shares on May 17, 2007.

EXECUTIVE COMPENSATION

The following table sets forth the compensation received for the three fiscal years ended March 31, 2007, by the Company's Chief Executive Officer (the "Named Executive Officer"). No executive officer of the Company received in excess of $100,000 during that period. Compensation does not include minor business-related and other expenses paid by us for our officers. Such amounts in the aggregate do not exceed $10,000.

     Name and
Principal Position                           Year           Salary

Kent A. Rodriguez,
Chief Executive Officer and President        2007         $ 84,000 (3)
                                             2006         $ 84,000 (3)
                                             2005         $ 60,000 (1) (2)

(1) Effective on November 23, 1999, Mr. Rodriguez became subject to an employment agreement pursuant to which he accrues $5,000 per month in wages.

(2) During the fiscal year ended March 31, 2005, we issued to Mr. Kent Rodriguez, the Company's president, 4,400,000 shares of our Common Stock for salaries earned from April 1, 2003 through January 31, 2005, at approximately $0.025 per share, totaling $110,000. The quoted market price on the date of issuance of these shares was $0.01.

(3) Effective on May 31, 2005, Mr. Rodriguez became subject to an employment agreement pursuant to which he is paid $7,000 per month in wages.

Mr. Rodriguez did not receive any other annual compensation, or other compensation during the Company's fiscal years ended March 31, 2007, 2006 or 2005.

OPTION GRANTS IN LAST FISCAL YEAR

The Company did not grant any options to purchase any equity securities of the Company during fiscal ending March 31, 2006.

EMPLOYMENT AGREEMENTS

We have an employment agreement with Kent Rodriguez, our Chief Executive Officer and President dated May 31, 2005. The employment agreement extends through May 31, 2008, unless terminated earlier. If we terminate Mr. Rodriguez without cause, we are required to pay him. Under the employment agreement, Mr. Rodriguez earns a base salary of $84,000. He is also entitled to health benefits.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding ownership of our Common Stock as of June 29, 2007 by (i) each person known by us to be the beneficial owner of more than five percent of our outstanding Common Stock; (ii) each director of our Company; and (iii) all executive officers and directors of our Company as a group. As of June 29, 2007, we had a total of 19,366,620 common shares issued and outstanding.

Names and Addresses                         Beneficial           Percent
of Beneficial Owner                         Ownership            of Class

Kent Rodriguez                             13,778,590 (1)         42.68%
7808 Creekridge Circle, Suite 105
Minneapolis, MN 55439

Douglas Barton                                107,205              0.56%
7808 Creekridge Circle, Suite 105
Minneapolis, MN 55439

Thad Kaplan                                   107,205              0.56%
7808 Creekridge Circle, Suite 105
Minneapolis, MN 55439

Trinity Bui                                 1,309,000 (2)          6.76%
300 East 55th Street, Apt 14D
New York NY  10022

UTEK Corporation                            3,682,708             19.00%
 202 South Wheeler Street
Plant City, FL  33563


Officers and Directors                     13,992.640 (1)         43.80%
as a Group (3 persons)


(1) Includes 10,100 shares of Common Stock owned Weyer Capital Corporation, an affiliate of Mr. Rodriguez, and 12,911,080 shares of Common Stock issuable upon conversion of 100 shares of Series A Preferred Stock.

(2) Includes warrants to purchase 450,000 shares of Common Stock, includes shares and warrants held by Trinity Bui, personally, and Trinity Financing Investments Corp., of which Ms. Bui is President, and sole Stockholder.

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

On May 8, 2006, a shareholder loaned the Company $100,000 for working capital in exchange for a promissory note. The note carries a 10% interest rate and matured on November 8, 2006. The Company entered into an agreement with the noteholder to extend the due date until May 8, 2008. The note holder has the right to convert the note and accrued interest at the rate of $.20 (adjusted for reverse stock split) per share. The value of this conversion feature was treated as a loan discount for the full $100,000 of the loan and is being amortized to interest expense over the life of the loan. Amortization of $100,000 was included in interest expense for the year ended March 31, 2007.

Related Party - Preferred Stock

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

During the year ended March 31, 2007, the Company incurred $40,000 in preferred stock dividends.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits.
23.1            Consent Murrell, Hall, & McIntosh CPA                   *

31.1            Certification

32.1            Certification

(b) Reports on Form 8-K. During the fiscal year ended March 31, 2007, and through July 13, 2007, we filed the following on Form 8-K:

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

     7. Filed May 4, 2007, the Company announced that it had entered into an agreement and plan of acquisition to acquire one hundred (100%) percent of Leak Location Technologies, Inc as of March 30, 2007.

     8. Filed June 27, 2007, the Company announced in press releases issued on May 31, 2007, and June 19, 2007, the purchase of and sidetrack drilling at oil wells in the Janssen Prospect, Karnes County, Texas (the "Janssen Well"). In addition, in press releases dated June 5, 2007 and June 21, 2007, the Company announced the commencement and completion of the workover on the Gunn #1 well, Miller County, Arkansas (the "Gunn Well").

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees.

We were billed by our independent auditors, Murrell Hall & McIntosh $45,104 in fees for the fiscal year ended March 31, 2007 and $11,362 in fees for the fiscal year ended March 31, 2006.

                                   SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: July 16, 2007


/s/ Kent Rodriguez
----------------------------
Kent Rodriguez,
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Company in the capacities and on the dates indicated.


Signature and Title                                                 Date



/s/ Kent Rodriguez                                              July 13, 2007
----------------------------
Kent Rodriguez, President, Chief Executive Officer
Secretary and Director (Principal Executive Officer and
Principal Financial Officer)



/s/ Douglas Barton                                              July 13, 2007
----------------------------
Douglas Barton, Director




/s/ Thad Kaplan                                                 July 13, 2007
----------------------------
Thad Kaplan, Director

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             Avalon Oil & Gas, Inc.
                          EXHIBIT INDEX TO FORM 10-KSB


                    For the fiscal year ended March 31, 2007
                         Commission File Number 1-12850

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

3.5       Bylaws of the Nevada Corporation (Incorporated by reference
          to Exhibit 3.5 to Form 10-KSB filed February 2000)               *

4.1       Specimen of Common Stock (Incorporated by reference to
          Exhibit to Registration Statement on Form SB-2, Registration
          No. 33-74240C).                                                  *

10.1 Incentive Compensation and Employment Agreement for Kent A. Rodriguez (Incorporated by Reference to Exhibit 10.12 of our
          Form 10-KSB filed July 20, 2001)                                 *

31.1      Certification

32.1      Certification

  *    Incorporated by reference to a previously filed exhibit or report

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Avalon Oil & Gas, Inc.

We have audited the accompanying consolidated balance sheet of Avalon Oil & Gas, Inc. as of March 31, 2007, and the related consolidated statements of operations, changes in stockholders' deficit, and cash flows for the years ended March 31, 2007 and 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Avalon Oil & Gas, Inc. as of March 31, 2007, and the consolidated results of its operations, changes in stockholders' deficit and cash flows for the years ended March 31, 2007 and 2006, in conformity with accounting principles generally accepted in the United States of America.


/s/  Murrell, Hall, McIntosh & Co., PLLP


July 13, 2007
Oklahoma City, Oklahoma



                         AVALON OIL AND GAS, INC.
                        CONSOLIDATED BALANCE SHEET
                              March 31, 2007

                                  Assets

Current assets:
    Cash and cash equivalents                                           $    900,537
    Marketable securities                                                     31,047
    Accounts receivable                                                       11,643
    Deposits                                                                   3,138
    Notes receivable                                                          65,000
    Prepaid expenses                                                          28,995
                                                                        ------------

       Total current assets                                                1,040,360
                                                                        ------------

Property and equipment
    Equipment, net of depreciation of $1,502                                  37,156
    Producing oil and gas properties, net of depletion of $23,335 and
       impairment of $93,999                                                 546,471
                                                                        ------------

       Total property and equipment                                          583,627

Intellectual property rights, net of amortization of $51,514 and
    impairment of $371,925                                                 1,369,214
                                                                        ------------

                                                                        $  2,993,201
                                                                        ============


                   Liabilities and Shareholders' Deficit
Current liabilities:
     Accounts payable                                                         43,749
     Due to related party                                                     13,367
     Notes payable  - related party                                          100,000
     Accrued liabilities                                                      44,646
                                                                        ------------

        Total current liabilities                                            201,762
                                                                        ------------

Accrued ARO liability                                                         29,841
Commitments and contingencies                                                   --

Shareholders' equity:
     Preferred stock, Series A, $0.10 par value, 1,000,000 shares
       authorized, 100 shares issued and outstanding                         500,000
     Common stock, $0.001 par value, 50,000,000 shares authorized,
       17,037,706 shares issued and outstanding,                              17,038
     Additional paid-in capital                                           21,529,910
     Stock subscription receivable                                           (34,500)
     Other comprehensive income                                               (4,459)
     Accumulated (deficit)                                               (19,246,391)
                                                                        ------------
        Total shareholders' equity                                         2,761,598
                                                                        ------------
                                                                        $  2,993,201
                                                                        ============


            See accompanying notes to consolidated financial statements.


                            AVALON OIL AND GAS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                   For The Years Ended March 31, 2007 and 2006




                                                        2007            2006
                                                   ------------    ------------


Oil and Gas Sales                                  $     49,671    $       --

Operating expenses:
    Lease operating expense                              54,318            --
    Selling, general and administrative expenses        743,137         173,479
    Stock-based compensation                          2,054,541         280,451
    Depreciation, depletion and amortization             76,299              52
                                                   ------------    ------------
       Total operating expenses                       2,928,295         453,982
                                                   ------------    ------------
       (Loss from operations)                        (2,878,624)       (453,982)

Other Income (Expenses)
    Interest income                                      27,659            --
    Property impairments                               (465,924)           --
    Interest expense:
       Related party                                   (123,333)         (6,049)
       Other                                               --           (38,925)
                                                   ------------    ------------

(Loss) from Continuing Operations before
    Income Taxes                                     (3,440,222)       (498,956)

Provision (benefit) for income taxes                       --              --
                                                   ------------    ------------

Net loss                                             (3,440,222)       (498,956)

Preferred Stock Dividend                                (40,000)        (40,000)
                                                   ------------    ------------

Loss attributable to common stock
    after preferred stock dividends                $ (3,480,222)   $   (538,956)
                                                   ============    ============

Basic and diluted loss per common share            $      (0.32)   $      (0.09)
                                                   ============    ============

Basic and diluted weighted average
    common shares outstanding                        10,917,440       5,777,179
                                                   ============    ============

The componets of other comprehensive income:
    Net loss                                       $ (3,440,222)       (498,956)
    Unrealized losses on held-for-sale
       marketable securites                              (4,459)           --
                                                   ------------    ------------

Comprehensive income (loss)                        $ (3,444,681)   $   (498,956)
                                                   ============    ============


          See accompanying notes to consolidated financial statements.


                                                     AVALON OIL AND GAS, INC.
                                           STATEMENT OF CHANGES IN SHAREHOLDERS' DEFICIT



                                                        Preferred Stock, Series A           Common Stock                Stock
                                                       ---------------------------   ----------------------------    Subscription
                                                          Shares       Par Value        Shares        Par Value       Receivable
                                                       ------------   ------------   ------------    ------------    ------------
                             Balance, March 31, 2005            100   $         10      3,981,928    $      3,982    $       --

Common stock issued in exchange for
    director services                                          --             --           45,000              45            --
Common stock issued in exchange for
    consulting services                                        --             --          686,333             686            --
Common stock issued in exchange for debt and
    accrued interest (Note 2)                                  --             --          950,000             950            --
Common stock issued for cash                                   --             --        1,055,000           1,055            --
Common stock issued for loan discount                          --             --           35,000              35            --
Common stock issued for subscription                           --             --        1,600,000           1,600        (832,000)
Common stock issued for syndication fees                       --             --           25,000              25            --
Common stock issued for assumption of
    accounts payable                                           --             --          750,000             750            --
Warrants issued in exchange for
    director services                                          --             --             --              --              --
Beneficial conversion feature of preferred stock            499,990           --             --              --          (499,990)
Beneficial conversion feature of loan                          --             --             --              --              --
Dividends on preferred stock                                   --             --             --              --              --
Net loss                                                       --             --             --              --              --
                                                       ------------   ------------   ------------    ------------    ------------
                             Balance, March 31, 2006            100   $    500,000      9,128,261    $      9,128    $   (832,000)
                                                       ============   ============   ============    ============    ============

Common stock issued in exchange for
    consulting services                                        --             --        3,479,513           3,480            --
Common stock issued in exchange for
    assumption of liabilities                                  --             --           20,000              20         (34,500)
Common stock issued for cash                                   --             --        1,936,906           1,937            --
Common stock issued for property acquisitions                  --             --        4,073,026           4,073            --
Cancellation of stock subscription                             --             --       (1,600,000)         (1,600)        832,000
Warrants issued in exchange for
    director services                                          --             --             --              --              --
Warrants issued in exchange for
    services                                                   --             --             --              --              --
Syndication fees                                               --             --             --              --              --
Beneficial conversion feature of loan                          --             --             --              --              --
Unrealized loss on investments held for sale                   --             --             --              --              --
Dividends on preferred stock                                   --             --             --              --              --
Net Loss                                                       --             --             --              --              --
                                                       ------------   ------------   ------------    ------------    ------------
                             Balance, March 31, 2007            100   $    500,000     17,037,706    $     17,038    $    (34,500)
                                                       ============   ============   ============    ============    ============


     Table continues below.

                                                        Additional        Other
                                                         Paid-in      Comprehensive      Retained
                                                         Capital          Income         Deficit          Total
                                                       ------------    ------------    ------------    ------------
                             Balance, March 31, 2005   $ 14,766,109    $       --      $(15,227,213)   $   (457,112)

Common stock issued in exchange for
    director services                                        13,455            --              --            13,500
Common stock issued in exchange for
    consulting services                                     202,601            --              --           203,287
Common stock issued in exchange for debt and
    accrued interest (Note 2)                               307,606            --              --           308,556
Common stock issued for cash                                227,945            --              --           229,000
Common stock issued for loan discount                         6,965            --              --             7,000
Common stock issued for subscription                        830,400            --              --              --
Common stock issued for syndication fees                        (25)           --              --
Common stock issued for assumption of
    accounts payable                                         89,358            --              --            90,108
Warrants issued in exchange for
    director services                                        63,664            --              --            63,664
Beneficial conversion feature of preferred stock               --              --              --
Beneficial conversion feature of loan                        25,984            --              --            25,984
Dividends on preferred stock                                   --              --           (40,000)        (40,000)
Net loss                                                       --              --          (498,956)       (498,956)
                                                       ------------    ------------    ------------    ------------
                             Balance, March 31, 2006   $ 16,034,072    $       --      $(15,766,169)   $    (54,969)
                                                       ============    ============    ============    ============

Common stock issued in exchange for
    consulting services                                   2,013,726            --              --         2,017,206
Common stock issued in exchange for
    assumption of liabilities                                34,480            --              --              --
Common stock issued for cash                              1,512,589            --              --         1,514,526
Common stock issued for property acquisitions             2,677,130            --              --         2,681,203
Cancellation of stock subscription                         (830,400)           --              --              --
Warrants issued in exchange for
    director services                                        33,187            --              --            33,187
Warrants issued in exchange for
    services                                                  4,148            --              --             4,148
Syndication fees                                            (74,660)           --              --           (74,660)
Beneficial conversion feature of loan                       125,638            --              --           125,638
Unrealized loss on investments held for sale                   --            (4,459)           --            (4,459)
Dividends on preferred stock                                   --              --           (40,000)        (40,000)
Net Loss                                                       --              --        (3,440,222)     (3,440,222)
                                                       ------------    ------------    ------------    ------------
                             Balance, March 31, 2007   $ 21,529,910    $     (4,459)   $(19,246,391)   $  2,761,598
                                                       ============    ============    ============    ============


                                    See accompanying notes to consolidated financial statements.


                                AVALON OIL AND GAS, INC.
                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                       For The Years Ended March 31, 2007 and 2006

                                                                  2007           2006
                                                              -----------    -----------

Cash flows from operating activities
    Net (loss)                                                $(3,440,222)   $  (498,956)
    Adjustments to reconcile net (loss) to net cash used in
      operating activities:
         Depreciation                                               1,450             52
         Depletion                                                 23,335           --
         Amortization                                              51,514           --
         Impairment of property                                   465,924           --
         Amortization of loan discount  to interest expense       100,000         38,584
         Stock-based compensation                               2,054,541        280,451
    (Increase) decrease in operating assets:
      Marketable securities                                       (31,047)          --
      Accounts receivable                                         (11,643)          --
      Prepaid expenses                                             11,643           --
      Deposits                                                     (3,138)          --
    Increase (decrease) in operating liabilities:
      Accounts payable and other accrued expenses                 (38,349)       (27,321)
                                                              -----------    -----------
         Net cash provided (used) in operating activities     $  (815,992)   $  (207,190)
                                                              -----------    -----------

Cash flows from investing activities:
     Proceeds from UMTI stock purchase                            269,650           --
     Proceeds from Intelli-well stock purchase                    202,500           --
     Proceeds from Leak Location stock purchase                    99,999           --
     Note receivable                                              (65,000)          --
     Purchase of fixed assets                                     (37,282)        (1,376)
     Additions to oil and gas properties                         (332,564)          --
                                                              -----------    -----------
       Net cash (used) in investing activities                    137,303         (1,376)
                                                              -----------    -----------

Cash flows from financing activities:
     Proceeds from sale of common stock                         1,514,527        229,000
     Preferred stock dividends                                       --          (26,667)
     Syndication fees paid                                        (74,660)          --
     Payments on note payable                                        --           (8,000)
     Proceeds from issuance of note payable                       100,000         58,000
                                                              -----------    -----------
       Net cash provided by financing activities                1,539,867        252,333
                                                              -----------    -----------

Effect of unrealized losses on marketable
     securities held for resale                                    (4,459)          --

 Net increase (decrease) in cash
    and cash equivalents                                          856,719         43,767

Cash and cash equivalents,                                         43,818             51
                                                              -----------    -----------
    Beginning of period

Cash and cash equivalents,
    End of period                                             $   900,537    $    43,818
                                                              ===========    ===========


          See accompanying notes to consolidated financial statements.


                                  AVALON OIL AND GAS, INC.
                       CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                         For The Years Ended March 31, 2007 and 2006




Supplemental cash flow information:
    Cash paid during the period for:
      Interest                                                         $      --     $      --
                                                                       ===========   ===========
      Income taxes                                                     $      --     $      --
                                                                       ===========   ===========

    Non-cash investing and financing transactions:
      Common stock issued as payment for debt and
         accrued interest                                              $      --     $   276,949
                                                                       ===========   ===========
      Common stock issued in exchange for consulting services          $ 2,017,206   $   228,367
                                                                       ===========   ===========
      Common stock issued in exchange for directors' fees              $      --     $    13,500
                                                                       ===========   ===========
      Common stock issued for fees in stock sale                       $      --     $       500
                                                                       ===========   ===========
      Common stock issued for loan consideration                       $      --     $     7,000
                                                                       ===========   ===========
      Preferential conversion feature of loan                          $      --     $    25,984
                                                                       ===========   ===========
      Warrants issued in exchange for services                         $     4,180   $      --
                                                                       ===========   ===========
      Warrants issued in exchange for directors' fees                  $   161,153   $      --
                                                                       ===========   ===========
      Common stock issued for accrued liabilites                       $    34,500   $      --
                                                                       ===========   ===========
      Common stock issued for aquistion of oil and
         gas properties                                                $   301,400   $      --
                                                                       ===========   ===========
      Common stock issued for technologies acquired                    $ 2,379,803   $      --
                                                                       ===========   ===========


                See accompanying notes to consolidated financial statements.

                                             F-5

                             AVALON OIL & GAS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

The Company is currently in the process of raising funds to acquire oil and gas properties and related oilfield technologies which the Company plans to develop into commercial applications.

On July 7, 2006, the Company purchased all the outstanding shares of Ultrasonic Mitigation Technologies, Inc. (UMTI) from UTEK Corporation for 16,250,000 shares of the Company's Common Stock valued at $695,500. The shares were valued at the average sales price received in private placements for sales of restricted common stock for cash. UMTI became a wholly owned subsidiary of the Company as of the date of acquisition. UMTI holds technology license of a patented process for paraffin wax mitigation from crude oil using ultrasonic waves from the University of Wyoming.

On November 8, 2006, the Company purchased all the outstanding shares of Intelli-Well Technologies, Inc. (IWTI)from UTEK Corporation for 20,000,000 shares of the Company's common stock valued at $594,000. The shares were valued at the average sales price received in private placements for sales of restricted common stock for cash. ITWI became a wholly owned subsidiary of the Company as of the date of acquisition. IWTI holds a non-exclusive license in the United States for a borehole casing technology developed by the Regents of the University of California (the "Regents") through its researchers at Lawrence Livermore National Laboratory.

On March 28, 2007, the Company purchased all the outstanding shares of Leak Location Technologies, Inc. (LLTI)from UTEK Corporation for 36,710,526 shares of the Company's common stock valued at $1,090,303. The shares were valued at the average sales price received in private placements for sales of restricted common stock for cash. LLTI became a wholly owned subsidiary of the Company as of the date of acquisition. LLTI holds a non-exclusive license in the United States for a leak detection and location technology developed by the Rensselaer Polytechnic Institute ("Rensselaer") through its researcher Michael Savic.

Basis of consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Ultrasonic Mitigation Technologies, Inc.; Intelli-Well Technologies, Inc. and Leak Location Technologies, Inc. All significant inter-company items have been eliminated in consolidation.

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

Cash Equivalents

Cash and cash equivalents consist primarily of cash on deposit, certificates of deposit, money market accounts, and investment grade commercial paper that are readily convertible into cash and purchased with original maturities of three months or less. The Company maintains its cash balances at several financial institutions. Accounts at the institutions are insured by the Federal Deposit Insurance Corporation up to $100,000. At March 31, 2007 $751,687 of the Company's cash balances are in excess of this amount.

Investments

The Company classifies its debt and marketable securities into held-to-maturity, trading, or available-for-sale categories. Debt securities are classified as held-to-maturity when the Company has the positive intent and ability to hold the securities to maturity. Debt securities for which the Company does not have the intent or ability to hold to maturity are classified as available for sale. Held-to-maturity securities are recorded as either short-term or long-term on the balance sheet based on contractual maturity date and are stated at amortized cost. Marketable securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and are reported at fair value, with unrealized gains and losses recognized in earnings. Debt and marketable equity securities are classified as available-for-sale and are carried at fair market value, with the unrealized gains and losses, net of tax, included in the determination of comprehensive income and reported in shareholder's equity.

The fair value of substantially all securities is determined by quoted market prices. Gains or losses on securities sold are based on the specific identification method. As of March 31, 2007, all investments are considered to be available-for-sale for financial reporting purposes.

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

Accounts Receivable

Management periodically assesses the collectibility of the Company's accounts receivable. Accounts determined to be uncollectible are charged to operations when that determination is made. All of the Company's accounts receivable are concentrated in the Oil industry.

Oil and Natural Gas Properties

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

Under the full cost method, the net book value of natural gas and oil properties, less related deferred income taxes, may not exceed a calculated "ceiling". The ceiling is the estimated after-tax future net revenue from proved natural gas and oil properties, discounted at ten percent (10%) per annum, plus the lower of cost or fair market value of unproved properties adjusted for the present value of all future oil and gas hedges. In calculating future net revenues, prices and costs in effect at the time of the calculation are held constant indefinitely, except for changes that are fixed and determinable by existing contracts. The net book value is compared to the ceiling on a quarterly basis. The excess, if any, of the net book value above the ceiling is required to be written off as an expense. During the year ended March 31, 2007, the Company recognized an impairment expense of $93,999.

Other Property and Equipment

Other property and equipment is reviewed on an annual basis for impairments and as of March 31, 2007, the Company had not identified any such impairment. Repairs and maintenance are charged to operations when incurred and improvements and renewals are capitalized.

Other property and equipment are stated at cost. Depreciation is calculated using the straight-line method for financial reporting purposes and accelerated methods for tax purposes.

The estimated useful lives are as follows:

            Office Equipment:  5-7 Years

Asset Retirement Obligations

In accordance with the provisions of SFAS No. 143, Accounting for Asset Retirement Obligations, the Company records the fair value of its liability for asset retirement obligations in the period in which it is incurred and a corresponding increase in the carrying amount of the related long live assets. Over time, the liability is accreted to its present value at the end of each reporting period, and the capitalized cost is depreciated over the useful life of the related assets. Upon settlement of the liability, the Company will either settle the obligation for its recorded amount or incur a gain or loss upon settlement. The Company's asset retirement obligations relate to the plugging and abandonment of its oil properties.


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

Should the sum of the expected cash flows be less than the carrying amount of assets being evaluated, an impairment loss would be recognized. The impairment loss would be calculated as the amount by which the carrying amount of the assets, exceed fair value. For the year ended March 31, 2007, the Company recognized an impairment loss of $371,925, related to the Intelli-Well Technologies, Inc..

Estimated amortization of intangible assets over the next five years is as follows:

                   03/31/08                             $ 81,735
                   03/31/09                               81,735
                   03/31/10                               81,735
                   03/31/11                               81,735
                   03/31/12                               81,735
                                                        --------
                                                        $408,675
                                                        ========

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

In accordance with the requirements of SEC Staff Accounting Bulletin ("SAB")D-90 "Grantor Balance Sheet Presentation of Unvested, Forfeitable Equity Instruments Granted to Non Employees, unvested, forfeitable equity instruments granted to non employees are treated as not issued for accounting purposes until the issuing entity has received consideration for it and the condition is thus satisfied. As of March 31, 2007 there were 6,835 shares issued to non employees valued at $4,785 for which services had not been provided. These shares were not shown as issued for financial reporting purposes.

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

Revenue Recognition

In accordance with the requirements of SEC Staff Accounting Bulletin Topic 13A "Revenue Recognition", revenues are recognized at such time as (1) persuasive evidence of an arrangement exists, (2) delivery has occurred or services have been rendered, (3) the seller's price to the buyer is fixed or determinable and
(4) collectibility is reasonably assured. Specifically, oil and gas sales are recognized as income at such time as the oil and gas are delivered to a viable third party purchaser at an agreed price. Interest income is recognized as it is earned.

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

Note 2: Related Party Transactions

Promissory Notes

On May 8, 2006, a shareholder loaned the Company $100,000 for working capital in exchange for a promissory note. The note carries a 10% interest rate and matured on November 8, 2006. The Company entered into an agreement with the noteholder to extend the due date until May 8, 2008. The note holder has the right to convert the note and accrued interest at the rate of $0.20 (adjusted for reverse stock split) per share. The value of this conversion feature was treated as a loan discount for the full $100,000 of the loan and is being amortized to interest expense over the life of the loan. Amortization of $100,000 was included in interest expense for the year ended March 31, 2007.

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

During the year ended March 31, 2007, the Company incurred $40,000 in preferred stock dividends.

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


Stock-Based Compensation

During the year ended March 31, 2007, the Company issued its directors an option to purchase 100,000 shares of common stock for directors' fees. The transactions were recorded at the quoted market price of the stock on the date of issuance. The services, valued at $33,187, are included in the accompanying financial statements as "Stock-based compensation".

During the year ended March 31, 2007, 3,479,513 of the 3,486,349 shares issued during the year ended March 31, 2006 for consulting services valued at $2,017,206 were earned and included in the accompanying financial statements as "Stock-based compensation".

During the year ended March 31, 2007 the Company issued 49,682 shares of common stock valued at $34,777 for consulting services. Of these shares 6,835 valued at $4,785 were treated as not being issued for financial reporting purposes as required by SAB D-90 "Grantor Balance Sheet Presentation of Unvested, Forfeitable Equity Instruments Granted to Non Employees".

Note 3: Note Receivable

On December 11, 2006 the Company accepted a note receivable from an individual for $65,000, due on April 1, 2007 with an interest rate of 13%. The note is secured by real property.

Note 4: Property Acquisitions

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

Note 5: Ultrasonic Mitigation Technology Acquisition

On July 7, 2006, the Company purchased all the outstanding shares of Ultrasonic Mitigation Technologies, Inc. (UMTI) from UTEK Corporation for 812,500 shares of the Company's Common Stock valued at $695,500. The shares were valued at the average sales price received in private placements for sales of restricted common stock for cash. UMTI became a wholly owned subsidiary of the Company as of the date of acquisition. The purchase price was allocated to the assets of UMTI as follows:

          Cash                  $300,000
          Technology licenses    395,500
                                --------
                                $695,500
                                ========

The Company also paid a $30,000 finders fee related to the acquisition of UMTI that has been added to the cost of the technology license.

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

The Company is amortizing the technology license over a 10 year estimated life, amortization for the year ended March 31, 2007 was $31,939.

Note 6: Intelli-Well Technologies, Inc.

On November 8, 2006, the Company purchased all the outstanding shares of Intelli-Well Technologies, Inc. (IWTI)from UTEK Corporation for 1,000,000 shares of the Company's common stock valued at $594,000. The shares were valued at the average sales price received in private placements for sales of restricted common stock for cash. ITWI became a wholly owned subsidiary of the Company as of the date of acquisition. The purchase price was allocated to the assets of UMTI as follows:

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

The Company is amortizing the technology license over a 10 year estimated life, amortization for the year ended March 31, 2007 was $19,575.

During the year ended March 31, 2007 the Company determined that due to an extended time to bring the technology to market, an impairment in the value of the Intelli-Well technology of $371,925 should be recorded.

Note 7: Leak Location Technologies, Inc.

On March 28, 2007, the Company purchased all the outstanding shares of Leak Location Technologies, Inc. (LLTI)from UTEK Corporation for 1,835,526 shares of the Company's common stock valued at $1,090,303. The shares were valued at the average sales price received in private placements for sales of restricted common stock for cash. LLTI became a wholly owned subsidiary of the Company as of the date of acquisition. The purchase price was allocated to the assets of UMTI as follows:

          Cash                  $  100,000
          Prepaid consuslting       15,000
          Technology licenses      975,303
                                ----------
                                $1,090,303
                                ==========

LLTI holds a non-exclusive license in the United States for a leak detection and location technology developed by the Rensselaer Polytechnic Institute ("Rensselaer") through its researcher Michael Savic.

The technology uses a plurality of remote acoustic transmission sensor units distributed along underground pipe with each unit containing equipment for analyzing acoustic signals from the pipe. The equipment includes a mechanism for identifying acoustic features of a leak from ambient signals.

LLTI had no operating activities prior to its being acquired by the Company, therefore there is no pro-forma combined results.

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

Note 8: Income Taxes

At March 31, 2007, the Company had accumulated a net operating loss of approximately $24,472,000 (including pre-reorganization), which may be used to reduce future taxable income through 2026. A valuation allowance has been recognized to completely reserve for the deferred tax assets related to the loss carryforwards. The reserve has been established because of the uncertainty of future taxable income, which is necessary in order to realize the benefits of the net operating loss carryforwards. Any tax benefits realized in the future from pre-confirmation operating loss carryforwards will be reported as a direct addition to additional paid-in capital. The Company's ability to utilize these carryforwards to offset future taxable income is subject to restrictions under
Section 382 of the Internal Revenue Code due to certain changes in the equity ownership of the Company. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for tax purposes. Components of the Company's deferred tax assets are:

                                             2007            2006
                                         ------------    ------------
Deferred tax assets from net operating
         loss carryforwards              $ 10,012,220    $  8,671,350
Less: Valuation allowance                $(10,012,220)   $ (8,671,350)
                                         ------------    ------------

Net Deferred tax asset                   $       --      $       --
                                         ============    ============


A reconciliation of the provision for (benefit from) income taxes with amounts determined by applying the statutory U.S federal income tax rates to income before income taxes is as follows:

                                                  Year Ended March 31,
                                               --------------------------
                                                   2007           2006
                                               -----------    -----------

     Tax (benefit) at Federal Statutory rate   $(1,169,675)   $  (168,600)

     Tax (benefit)- state                         (172,011)       (24,800)

     Valuation allowance                         1,341,686        193,400
                                               -----------    -----------

     Effective provision (benefit) for taxes   $      --      $      --
                                               ===========    ===========

Note 9: Shareholders' Equity

On May 15, 2007, the Board of Directors has approved and implemented a reverse stock split and established a ratio of 1-for 20. This move followed a vote by written consent of the stockholders dated April 23, 2007 and an action by written consent of the Board of Directors on April 25, 2007. Our common stock began trading on a reverse-split basis, on May 15, 2007. As a result of the reverse stock split, every 20 shares of our common stock will be combined into one share of our common stock. The reverse stock split affects all shares of common stock, stock options and warrants outstanding as of immediately prior to the effective time of the reverse stock split. Fractional shares equal or greater to one-half share are rounded up, and fractional shares less then one-half are rounded down. The effects of this reverse stock split have been applied in the consolidated financial statements and notes to consolidated financial statements.

During the year ended March 31, 2007, $126,667 was included in "Stock-based compensation" with the balance not shown as issued until services are rendered, for shares issued in exchange for consulting services in January 2006. There is no remaining balance due.

During the year ended March 31, 2007, $323,333 was included in "Stock-based compensation" for shares issued in exchange for consulting services rendered in March 2006, with the balance not shown as issued until services are rendered.

On April 18, 2006, the Company authorized the issuance of 135,000 shares of common stock for consulting services.

In May 2006, the Company issued 109,000 shares of common stock and warrants to purchase 50,000 shares of common stock at a price of $2.00 per share. These warrants expire in May 2014. The purchase price for the shares and the warrants was $100,000.

On May 1, 2006, the Company granted to its directors warrants to purchase 100,000 shares of common stock at a price of $0.5 per share for director services. These warrants expire on May 1, 2011.

On May 15, 2006, the Company entered into a strategic alliance agreement with UTEK Corporation for consulting services. The Company issued 34,682 shares of common stock in connection with this agreement. The value of the stock issued, $0.035 per share was recorded at fair value based on other cash sales of restricted stock. Of the $24,277 in services, $21,242 was included in "Stock-based compensation" with the balance not shown as issued until services are rendered.

On May 18, 2006, the Company issued 375,000 shares of stock for consulting services valued at $262,500.

$34,500 is shown as a stock subscription receivable for consulting services and the assumption of payroll taxes from May 24, 2006, and will remain until the payroll taxes have been paid by the shareholder.

On June 1, 2006, the Company executed a six-month consulting agreement with a Consultant and issued 15,000 shares of common stock as compensation. The stock was valued at $10,500 of which $8,750 was recognized as compensation expense during the year ending March 31, 2007.

On June 8, 2006 the Company granted warrants to purchase 12,500 shares at a price of $0.5 per share for website design and maintenance services. These warrants expire on September 8, 2011.

On August 18, 2006, the Company authorized the issuance of 25,000 shares of common stock for consulting services. The stock was valued at $21,400 and was charged to expense during the year ending March 31, 2007.

On August 29, 2006 the Company authorized the issuance of 50,000 shares of common stock for consulting services. This transaction was valued at $42,800 and was charged to expense for the year ending March 31, 2007.

On September 12, 2006 the Company authorized the issuance of 60,000 shares of common stock for consulting services. The stock was valued at $68,480 and was recognized as compensation expense during the year ending March 31, 2007.

During the year ended March 31, 2007, the Company issued 206,262 shares of its common stock to 8 accredited investors, at an average price of approximately $1.00 per share, pursuant to the exemptions afforded by Section (4)2 of the Securites Act of 1933, as amended, for which the Company received total cash proceeds of $196,404.

All stock transactions for services with third parties were valued as of the earlier of the date at which a commitment for performance by the third party to earn the stock was reached or the date at which the third party's performance was complete.

On May 15, 2006, the Company entered into a Regulation S Stock Purchase agreement.

During the year ended March 31, 2007, 1,730,644 shares of common stock with cash proceeds of $1,199,123 were sold pursuant to the Regulation S Stock Purchase agreement.

Information with respect to stock warrants outstanding is follows:

 Exercise   Outstanding               Expired or    Outstanding     Expiration
  Price    March 31, 2006   Granted   Exercised    March 31, 2007      Date
  -----    --------------   -------   ---------    --------------      ----
 Warrants:
  $0.20        125,000         -0-       -0-            125,000      12/8/2012
  $0.20        100,000         -0-       -0-            100,000      3/31/2011
  $0.60        150,000         -0-       -0-            150,000       3/6/2013
  $0.50          -0-         100,000     -0-            100,000       5/1/2011
  $0.50          -0-          12,500     -0-             12,500       6/8/2011
  $2.00          -0-          50,000     -0-             50,000       5/1/2001


Note 10:  Technology License Agreements

On July 12, 2006 UMTI entered into a technology license of a patented process for paraffin wax mitigation from crude oil using ultrasonic waves from the University of Wyoming. This license calls for an earned royalty of five percent on net sales of licensed technologies and services; twenty-five percent of all sublicense fees and revenues with an escalating minimum annual royalty which will be credited toward the total royalties due.

On March 27, 2007 LLTI entered into non-exclusive license in the United States for a leak detection and location technology developed by the Rensselaer Polytechnic Institute ("Rensselaer") through its researcher Michael Savic. The Agreement calls for a milestone license fee of $10,000 sixteen months following the effective date of the agreement or the first production introduction which ever is sooner. A royalty fee of four and one-half percent (4.5%) of gross sales of licensed products required with annual minimum royalty payments.

Minimum obligations under license agreements for the next five years:

                3/31/08                         $    --
                3/31/09                            10,000
                3/31/10                            20,000
                3/31/11                            30,000
                3/31/12                            40,000
                                                ---------
                                                $ 100,000
                                                =========

Note 11: Earnings Per Share

SFAS 128 requires a reconciliation of the numerator and denominator of the basic and diluted earnings per share (EPS) computations. The following securities were not included in the calculation of diluted earnings per share because their effect was anti-dilutive.

For the year ended March 31, 2007, 136,704 shares that were issued for services not yet rendered have not been recorded in the financial statements. These shares will be recognized when services are rendered.

For the years ended March 31, 2007 and 2006, dilutive shares do not include outstanding warrants to purchase 225,000 shares of common stock at an exercise price of $0.20; 150,000 shares of common stock at an exercise price of $0.60; 112,500 share of common stock at an exercise price of $0.50 and 50,000 shares of common stock at an exercise price of $2.00 because the effects were anti-dilutive. Diluted shares does not include shares issuable to the preferred shareholders pursuant to their right to convert preferred stock into sufficient common shares sufficient to equal 40% of the post conversion outstanding shares as the effect would be anti-dilutive.

The following reconciles the components of the EPS computation:

                                             Income          Shares       Per Share
                                            Numerator)    (Denominator)    Amount
                                           -----------     -----------    --------

For the year ended March 31, 2007:
   Net loss                                $(3,440,222)
   Preferred stock dividends                   (40,000)
                                           -----------
   Basic EPS loss available to
   common shareholders                     $(3,480,222)     10,917,440    $  (0.32)
   Effect of dilutive securities:
   None                                           --              --       --
                                           -----------     -----------    --------

   Diluted EPS loss available to
   common shareholders                     $(3,480,222)     10,917,440    $  (0.32)
                                           ===========     ===========    ========

For the year ended March 31, 2006:
   Net loss                                $  (498,956)
   Preferred stock dividends                   (40,000)
                                           -----------
   Basic EPS loss available to
   common shareholders                     $  (538,956)      5,777,179    $  (0.09)

   Effect of dilutive securities:
   None                                           --              --       --
                                           -----------     -----------    --------

   Diluted EPS loss available to
   common shareholders                     $  (538,956)      5,777,179    $  (0.09)
                                           ===========     ===========    ========


Note 11: SFAS 69 SUPPLEMENTAL DISCLOSURES (Unaudited)

Net Capitalized Costs

The Company's aggregate capitalized costs related to natural gas and oil producing activities are summarized as follows:

Natural gas and oil properties and                        March 31, 2007   March 31, 2006
                                                          --------------   --------------
   Related lease equipment:
   Proved                                                   $ 663,806         $    --

Accumulated depreciation, depletion and impairment           (117,335)             --
                                                            ---------         ---------

   Net capitalized costs                                    $ 546,471         $    --
                                                            =========         =========


Costs Incurred

Costs incurred in natural gas and oil property acquisition, exploration and development activities that have been capitalized are summarized as follows:

                                                      Years Ended March 31,
                                                      2007             2006
                                                    --------         --------

Acquisition of properties                           $628,919         $   --
Development costs                                     34,892             --
                                                    --------         --------
                                                    $663,806         $   --
                                                    ========         ========


Results of Operations for Natural Gas and Oil Producing Activities

The Company's results of operations from natural gas and oil producing activities are presented below for the fiscal years ended March 31, 2007 and 2006. The following table includes revenues and expenses associated directly with the Company's natural gas and oil producing activities. It does not include any interest costs and general and administrative costs and, therefore, is not necessarily indicative of the contribution to consolidated net operating results of the Company's natural gas and oil operations.
                                                      Years Ended March 31,
                                                      2007            2006
                                                   ---------       ---------

    Production revenues                            $  49,671       $    --
    Production costs                                 (54,318)           --
    Impairment of property                           (93,999)           --
    Depletion expense                                (23,335)           --
                                                   ---------       ---------
                                                    (121,981)           --
    Imputed income tax provision (1)                    --              --
                                                   ---------       ---------
    Results of operation for natural gas/oil
        producing activity                         $(121,981)      $    --
                                                   =========       =========

(1) The imputed income tax provision is hypothetical (at the statutory rate) and determined without regard to the Company's deduction for general and administrative expenses, interest costs and other income tax credits and deductions, nor whether the hypothetical tax provision will be payable.

Natural Gas and Oil Reserve Quantities

The following schedule contains estimates of proved natural gas and oil reserves attributable to the Company. Proved reserves are estimated quantities of natural gas and oil that geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. Proved developed reserves are those which are expected to be recovered through existing wells with existing equipment and operating methods. Reserves are stated in thousand cubic feet (mcf) of natural gas and barrels (bbl) of oil. Geological and engineering estimates of proved natural gas and oil reserves at one point in time are highly interpretive, inherently imprecise and subject to ongoing revisions that may be substantial in amount. Although every reasonable effort is made to ensure that the reserve estimates are accurate, due to their nature reserve estimates are generally less precise than other estimates presented in connection with financial statement disclosures.

                                                         Oil - bbls
                                                         ----------
Proved reserves:
                                                          -------
     Balance, March 31, 2006                                 --
                                                          -------
          Purchase of reserves-in-place                    29,815
          Extensions and discoveries
          Production                                       (1,043)
                                                          -------
     Balance, March 31, 2007                               28,772
                                                          =======
Proved developed reserves:
     Balance, March 31, 2006                                 --
     Balance, March 31, 2007                               15,659

Standardized Measure of Discounted Future Net Cash Flows:

The following schedule presents the standardized measure of estimated discounted future net cash flows from the Company's proved reserves for the fiscal years ended March 31, 2007 and 2006. Estimated future cash flows are based on independent reserve data. Because the standardized measure of future net cash flows was prepared using the prevailing economic conditions existing at March 31, 2007 and 2006, it should be emphasized that such conditions continually change. Accordingly, such information should not serve as a basis in making any judgment on the potential value of the Company's recoverable reserves or in estimating future results of operations.
                                                        Years Ended March 31,
                                                        2007              2006
                                                     -----------       ---------

Future production revenues (1)                       $ 1,805,253       $    --
Future production costs                                 (743,727)           --
Future development costs                                  (3,250)           --
                                                     -----------       ---------
Future cash flows before income taxes                  1,058,276            --
Future income tax                                       (141,664)           --
                                                     -----------       ---------
Future net cash flows                                    916,612            --
Effect of discounting future annual
    cash flows at 10%                                   (368,994)           --
                                                     -----------       ---------
Standardized measure of discounted
    net cash flows                                   $   547,618       $    --
                                                     ===========       =========

(1) The weighted average oil wellhead price used in computing the Company's reserves were $65.94 per bbl at March 31, 2007.

The following schedule contains a comparison of the standardized measure of discounted future net cash flows to the net carrying value of proved natural gas and oil properties at January 31, 2007 and 2006:
                                                           Years Ended March 31,
                                                             2007         2006
                                                           --------    ---------
Standardized measure of discounted future
     net cash flows                                        $547,618    $    --
Proved natural gas & oil property net of
     Accumulated depreciation, depletion and
     amortization, including impairment of
     $93,999                                                547,618         --
                                                           --------    ---------
Standardized measure of discounted future
     net cash flows in excess of net carrying
     value of proved natural gas & oil properties          $   --      $    --
                                                           ========    =========