Form 10QSB
period 2007-06-30
Avalon Oil & Gas, Inc.
filed 2007-08-14
CIK 918573

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                       For the quarter ended June 30, 2007
                         Commission file number: 1-12850

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


Small Business Issuer's telephone number including area code: (952) 746-9655


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

The Company has one class of common securities outstanding: Common Stock, $0.001 par value per share (the "Common Stock"). On July 10, 2007, there were 19,366,620 shares outstanding. As of May 17, 2007, our common shares were subject to a 20 for 1 reverse split. All references to our shares in this Form 10-KSB include the effect of these reverse splits of our common stock. The Company is also authorized to issue 1,000,000 shares of Preferred Stock, par value $0.10 per share, of which 100 shares are Class A Convertible Preferred Stock have been issued. See "Item 5 Market for the Company's Common Equity and Related Stockholder Matters."


Transitional Small Business Disclosure Format: Yes: [X] No: [ ]

                             Avalon Oil & Gas, Inc.
        FORM 10-QSB QUARTERLY REPORT FOR THE QUARTER ENDED JUNE 30, 2007


                                      INDEX


Part I: FINANCIAL INFORMATION
                                                                            Page
                                                                            ----
Item 1. Financial Statements

Condensed balance sheet, June 30, 2007 (unaudited)..........................  1
Condensed statements of operations for the three months
     ended June 30, 2007 and 2006 (unaudited)...............................  2
Condensed statement of changes in shareholders' deficit for the three months ended June 30, 2007 (unaudited).................................  3
Condensed statements of cash flows for the three months
     ended June 30, 2007 and 2006 (unaudited)...............................  4
Notes to condensed financial statements (unaudited).........................  5

Item 2. Management's Discussion and Analysis of Financial Condition
     and Results of Operations..............................................  18

Item 3. Controls and Procedures.............................................  21


Part II: OTHER INFORMATION..................................................  22

Item 1. Legal Proceedings...................................................  22

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.........  22

Item 3. Defaults Upon Senior Securities.....................................  22

Item 4. Submission of Matters to a Vote of Security Holders.................  22

Item 5. Other Information...................................................  23

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

                                     PART I
                                     ------

ITEM 1. FINANCIAL STATEMENTS

                            AVALON OIL AND GAS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                  June 30, 2007
                                   (Unaudited)

                                     Assets

Current assets:
      Cash and cash equivalents                                        $    477,430
      Marketable securities                                                  53,193
      Accounts receivable                                                    25,907
      Deposits                                                                3,138
      Notes receivable                                                       75,000
      Prepaid expenses                                                       29,490
                                                                       ------------

           Total current assets                                             664,158
                                                                       ------------

Property and equipment
      Equipment, net of depreciation of $2,971                               35,123
      Producing oil and gas properties, net of depletion of $48,003
           and impairment of $93,999                                        554,337
                                                                       ------------

           Total property and equipment                                     589,460

Intellectual property rights, net of amortization of $106,719 and
      impairment of $371,925                                              1,319,009
                                                                       ------------

                                                                       $  2,572,627
                                                                       ============


                      Liabilities and Shareholders' Deficit

Current liabilities:
       Accounts payable                                                      45,340
       Notes payable  - related party                                       100,000
       Accrued liabilities                                                   47,685
                                                                       ------------

            Total current liabilities                                       193,025
                                                                       ------------

Accrued ARO liability                                                        30,569
Commitments and contingencies                                                  --

Shareholders' equity:
       Preferred stock, Series A, $0.10 par value, 1,000,000 shares authorized, 100 shares issued and outstanding, including
           beneficial conversion feature                                    500,000
       Common stock, $0.001 par value, 50,000,000 shares authorized,
           19,328,370 shares issued and outstanding                          19,328
       Additional paid-in capital                                        22,894,231
       Stock subscription receivable                                        (34,500)
       Other comprehensive income                                             2,356
       Accumulated (deficit)                                            (21,032,382)
                                                                       ------------
            Total shareholders' equity                                    2,349,033
                                                                       ------------
                                                                       $  2,572,627
                                                                       ============

     See accompanying notes to condensed consolidated financial statements.


                            AVALON OIL AND GAS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                For The Three Months Ended June 30, 2007 and 2006
                                   (Unaudited)


                                                        2007            2006
                                                   ------------    ------------


Oil and Gas Sales                                  $     42,964    $       --

Operating expenses:
       Lease operating expense                           29,605            --
       Selling, general and
       administrative expenses                          353,788         104,939
       Stock-based compensation                       1,340,760         712,891
       Depreciation, depletion and
       amortization                                      81,450              99
                                                   ------------    ------------
                  Total operating expenses            1,805,603         817,929
                                                   ------------    ------------

                  (Loss from operations)             (1,762,639)       (817,929)

Other Income (Expenses)
       Interest income                                   10,875            --
       Realized losses on marketable
       securites                                         (8,012)           --
       Interest expense:
                  Related party                         (16,215)        (33,333)
                                                   ------------    ------------

(Loss) from Continuing Operations
       before Income Taxes                           (1,775,991)       (851,262)

Provision (benefit) for income taxes                       --              --
                                                   ------------    ------------

Net loss                                             (1,775,991)       (851,262)

Preferred Stock Dividend                                (10,000)        (10,000)
                                                   ------------    ------------

Loss attributable to common stock
       after preferred stock dividends             $ (1,785,991)   $   (861,262)
                                                   ============    ============

Basic and diluted loss per common share            $      (0.10)   $      (0.13)
                                                   ============    ============

Basic and diluted weighted average
       common shares outstanding                     18,536,501       6,684,884
                                                   ============    ============

The components of other comprehensive income:
       Net loss                                    $ (1,775,991)       (851,262)
       Unrealized gains on
       avaliable-for-sale
       marketable securites                               6,815            --
                                                   ------------    ------------

Comprehensive income (loss)                        $ (1,769,176)   $   (851,262)
                                                   ============    ============


     See accompanying notes to condensed consolidated financial statements.


                                    AVALON OIL AND GAS, INC.
                         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                        For The Three Months Ended June 30, 2007 and 2006
                                          (Unaudited)

                                                                          2007           2006
                                                                      -----------    -----------

Cash flows from operating activities:
           Net (loss)                                                 $(1,775,991)   $  (851,262)
           Adjustments to reconcile net (loss) to net cash used in
                 operating activities:
                       Depreciation                                         1,577             99
                       Depletion                                           24,668           --
                       Amortization                                        55,205           --
                       Amortization of loan discount
                       to interest expense                                                33,333
                       Stock-based compensation                         1,340,759        712,891
           (Increase) decrease in operating assets:
                 Marketable securities                                    (22,146)          --
                 Accounts receivable                                      (14,264)          --
                 Prepaid expenses                                          25,357           --
           Increase (decrease) in operating liabilities:
                 Accounts payable and other accrued expenses               (8,737)         2,865
                 Asset retirement obligation                                  728          2,865
                                                                      -----------    -----------
                          Net cash provided (used) in operating
                            activities                                $  (372,844)   $   (99,209)
                                                                      -----------    -----------

Cash flows from investing activities:
           Purchase of Leak Location Technologies                          (5,000)
           Note receivable                                                (10,000)          --
           Disposal of fixed assets                                           456           --
           Additions to oil and gas properties                            (32,534)      (130,000)
                                                                      -----------    -----------
                          Net cash (used) in investing activities         (47,078)      (130,000)
                                                                      -----------    -----------

Cash flows from financing activities:
           Proceeds from sale of common stock                                --        1,029,550
           Preferred stock dividends                                      (10,000)          --
           Syndication fees paid                                             --          (20,000)
           Proceeds from issuance of note payable                            --          100,000
                                                                      -----------    -----------
                          Net cash provided by financing activities       (10,000)     1,109,550
                                                                      -----------    -----------

Effect of unrealized gains on marketable
           securities held for resale                                       6,815           --

Net increase (decrease) in cash
           and cash equivalents                                          (423,107)       880,341

Cash and cash equivalents,
           Beginning of period                                            900,537         43,818
                                                                      -----------    -----------
Cash and cash equivalents,
           End of period                                              $   477,430    $   924,159
                                                                      ===========    ===========


            See accompanying notes to condensed consolidated financial statements.


                                AVALON OIL AND GAS, INC.
                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                    For The Three Months Ended June 30, 2007 and 2006
                                      (Unaudited)



Supplemental cash flow information:
     Cash paid during the period for:
             Interest                                          $      --     $      --
                                                               ===========   ===========
             Income taxes                                      $      --     $      --
                                                               ===========   ===========

     Non-cash investing and financing transactions:
             Common stock issued in exchange for consulting
                 services                                      $ 1,340,759   $   675,556
                                                               ===========   ===========
             Preferential conversion feature of loan           $    25,852   $      --
                                                               ===========   ===========
             Warrants issued in exchange for services          $      --     $     4,148
                                                               ===========   ===========
             Warrants issued in exchange for directors' fees   $      --     $    33,187
                                                               ===========   ===========
             Common stock issued for aquisition of oil and
                  gas properties                               $      --     $   280,000
                                                               ===========   ===========







        See accompanying notes to condensed consolidated financial statements.

                                            4

Note 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

The Company is currently in the process of raising funds to acquire oil and gas properties and related oilfield technologies which the Company plans to develop into commercial applications.

On July 7, 2006, the Company purchased all the outstanding shares of Ultrasonic Mitigation Technologies, Inc. (UMTI) from UTEK Corporation for 16,250,000 shares of the Company's common stock valued at $695,500. The shares were valued at the average sales price received in private placements for sales of restricted common stock for cash. UMTI became a wholly owned subsidiary of the Company as of the date of acquisition. UMTI holds the technology license of a patented process for paraffin wax mitigation from crude oil using ultrasonic waves developed by the University of Wyoming.

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

Cash Equivalents

Cash and cash equivalents consist primarily of cash on deposit, certificates of deposit, money market accounts, and investment grade commercial paper that are readily convertible into cash and purchased with original maturities of three months or less. The Company maintains its cash balances at several financial institutions. Accounts at the institutions are insured by the Federal Deposit Insurance Corporation up to $100,000. At June 30, 2007 $351,804 of the Company's cash balances are in excess of insured amounts.

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

The fair value of substantially all securities is determined by quoted market prices. Gains or losses on securities sold are based on the specific identification method. As of June 30, 2007, all investments are considered to be available-for-sale for financial reporting purposes.

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

Under the full cost method, the net book value of natural gas and oil properties, less related deferred income taxes, may not exceed a calculated "ceiling". The ceiling is the estimated after-tax future net revenue from proved natural gas and oil properties, discounted at ten percent (10%) per annum, plus the lower of cost or fair market value of unproved properties adjusted for the present value of all future oil and gas hedges. In calculating future net revenues, prices and costs in effect at the time of the calculation are held constant indefinitely, except for changes that are fixed and determinable by existing contracts. The net book value is compared to the ceiling on a quarterly basis. The excess, if any, of the net book value above the ceiling is required to be written off as an expense. During the three months ended June 30, 2007, the Company did not recognize any impairment expense.

Other Property and Equipment

Other property and equipment is reviewed on an annual basis for impairments and as of June 30, 2007, the Company had not identified any such impairment. Repairs and maintenance are charged to operations when incurred and improvements and renewals are capitalized.

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

The Company evaluates recoverability of identifiable intangible assets whenever events or changes in circumstances indicate that intangible assets carrying amount may not be recoverable. Such circumstances include, but are not limited to: (1) a significant decrease in the market of an asset, (2) a significant adverse change in the extent or manner in which an asset is used, or (3) an accumulation of cost significantly in excess of the amount originally expected for the acquisition of an asset. The Company measures the carrying amount of the assets against the estimated undiscounted future cash flows associated with it.

Should the sum of the expected cash flows be less than the carrying amount of assets being evaluated, an impairment loss would be recognized. The impairment loss would be calculated as the amount by which the carrying amount of the assets, exceed fair value. For the year ended March 31, 2007, the Company recognized an impairment loss of $371,925 related to Intelli-Well Technologies.

Estimated amortization of intangible assets over the next five years is as follows:

                    03/31/08                $  220,822
                    03/31/09                   220,822
                    03/31/10                   220,822
                    03/31/11                   220,822
                    03/31/12                   220,822
                                           -----------
                                           $ 1,104,110
                                           ===========

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

In accordance with the requirements of SEC Staff Accounting Bulletin ("SAB")D-90 "Grantor Balance Sheet Presentation of Unvested, Forfeitable Equity Instruments Granted to Non Employees", unvested, forfeitable equity instruments granted to non employees are treated as not issued for accounting purposes until the issuing entity has received consideration for it and the condition is thus satisfied. As of June 30, 2007 there were 18,750 shares issued to non employees valued at $11,775 for which services had not been provided. These shares were not shown as issued for financial reporting purposes.

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

In July 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109 (FIN 48). FIN 48 is intended to clarify the accounting for uncertainty in income taxes recognized in a company's financial statements and prescribes the recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

Under FIN 48, evaluation of a tax position is a two-step process. The first step is to determine whether it is more-likely-than-not that a tax position will be sustained upon examination, including the resolution of any related appeals or litigation based on the technical merits of that position. The second step is to measure a tax position that meets the more-likely-than-not threshold to determine the amount of benefit to be recognized in the financial statements. A tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement.

Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent period in which the threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not criteria should be de-recognized in the first subsequent financial reporting period in which the threshold is no longer met.

The adoption of FIN 48 at January 1, 2007 did not have a material effect on the Company's financial position.

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

Recently Issued Accounting Standards

In February 2006, the FASB issued Statement No. 155, "Accounting for Certain Hybrid Financial Instruments" ("SFAS No. 155"), which amends FASB Statements No. 133 and 140. This Statement permits fair value remeasurement for any hybrid financial instrument containing an embedded derivative that would otherwise require bifurcation, and broadens a Qualified Special Purpose Entity's ("QSPE") permitted holdings to include passive derivative financial instruments that pertain to other derivative financial instruments. This Statement is effective for all financial instruments acquired, issued or subject to a remeasurement event occurring after the beginning of an entity's first fiscal year beginning after September 15, 2006. This Statement has no current applicability to the Company's financial statements. Management adopted this Statement on April 1, 2007 and it is anticipated that the initial adoption of this Statement will not have a material impact on the Company's financial position, results of operations, or cash flows.

In June 2006, the FASB issued Interpretation 48, "Accounting for Uncertainty in Income Taxes" ("FIN 48"), an interpretation of FASB Statement No. 109, "Accounting for Income Taxes." FIN 48 clarifies the accounting and reporting for income taxes where interpretation of the law is uncertain. FIN 48 prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of income tax uncertainties with respect to positions taken or expected to be taken in income tax returns. FIN 48 is effective for fiscal years beginning after December 15, 2006. This Statement has no current applicability to the Company's financial statements. Management adopted this Statement on April 1, 2007 and it is anticipated that the initial adoption of FIN 48 will not have a material impact on the Company's financial position, results of operations, or cash flows.

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

In September 2006, the FASB issued Statement No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans" ("SFAS No. 158"), an amendment of FASB Statements No. 87, 88, 106 and 132(R). SFAS No. 158 requires
(a) recognition of the funded status (measured as the difference between the fair value of the plan assets and the benefit obligation) of a benefit plan as an asset or liability in the employer's statement of financial position, (b) measurement of the funded status as of the employer's fiscal year-end with limited exceptions, and (c) recognition of changes in the funded status in the year in which the changes occur through comprehensive income. The requirement to recognize the funded status of a benefit plan and the disclosure requirements are effective as of the end of the fiscal year ending after December 15, 2006. The requirement to measure the plan assets and benefit obligations as of the date of the employer's fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. This Statement has no current applicability to the Company's financial statements. Management adopted this Statement on April 1, 2007 The adoption of SFAS No. 158 had no material impact to the Company's financial position, results of operations, or cash flows.

In September 2006, the Securities Exchange Commission issued Staff Accounting Bulletin No. 108 ("SAB No. 108"). SAB No. 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. When the effect of initial adoption is material, companies will record the effect as a cumulative effect adjustment to beginning of year retained earnings and disclose the nature and amount of each individual error being corrected in the cumulative adjustment. SAB No. 108 is effective beginning January 1, 2007. The initial adoption of SAB No. 108 did not have a material impact on the Company's financial position, results of operations, or cash flows.

In February 2007, the FASB issued Statement No. 159 "The Fair Value Option for Financial Assets and Financial Liabilities" (SFAS 159). This statement permits companies to choose to measure many financial assets and liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact of SFAS 159 on its consolidated financial statements.

Reclassifications

Certain reclassifications have been made to the prior years' financial statements to conform to the current year presentation. These reclassifications had no effect on previously reported results of operations or retained earnings.

Note 2: Related Party Transactions

Promissory Notes

On May 8, 2006, a shareholder loaned the Company $100,000 for working capital in exchange for a promissory note. The note carries a 10% interest rate and matured on November 8, 2006. The Company entered into an agreement with the noteholder to extend the due date until May 8, 2008. The note holder has the right to convert the note and accrued interest at the rate of $0.20 per share. The value of this conversion feature was treated as a loan discount for the full $100,000 of the loan and is being amortized to interest expense over the life of the loan. Amortization of $100,000 was included in interest expense for the year ended March 31, 2007.

On May 8, 2007 the loan was extended for one year. The conversion feature of the note was valued at $25,852 and was treated as prepaid loan costs. During the quarter ended June 30, 2007 $7,612 was amortized to interest expense.

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

During the three months ended June 30, 2007, the Company incurred $10,000 in preferred stock dividends.

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

Stock-Based Compensation

During the three months ended June 30, 2006, the Company issued its directors an option to purchase 100,000 shares of common stock for directors' fees. The transactions were recorded at the quoted market price of the stock on the date of issuance. The services, valued at $33,187, are included in the accompanying financial statements as "Stock-based compensation".

During the year ended March 31, 2006, the Company also issued 2,128,000 shares of common stock valued at $949,284 for consulting services. Of these shares 1,416,667 valued at $668,833 were treated as not being issued for financial reporting purposes as required by SAB D-90 "Grantor Balance Sheet Presentation of Unvested, Forfeitable Equity Instruments Granted to Non Employees". During the three months ended June 30, 2006, 566,667 shares of those shares valued at $228,833 were earned and included in the accompanying financial statements as "Stock-based compensation".

During the three months ended June 30, 2006 the Company issued 424,682 shares of common stock valued at $297,277 for consulting services. Of these shares 372,222 valued at $260,555 were treated as not being issued for financial reporting purposes as required by SAB D-90 "Grantor Balance Sheet Presentation of Unvested, Forfeitable Equity Instruments Granted to Non Employees.

During the three months ended June 30, 2007 the Company issued 2,087,500 shares of common stock valued at $1,347,750 for consulting services. Of these shares 18,750 valued at $11,775 were treated as not being issued for financial reporting purposes as required by SAB D-90 "Grantor Balance Sheet Presentation of Unvested, Forfeitable Equity Instruments Granted to Non Employees.


Note 3: Note Receivable

On December 11, 2006 the Company accepted a note receivable from an individual for $65,000, due on April 1, 2007 with an interest rate of 13%. The note is secured by real property. An Interest only payment of $3,163 was made on the note and it was extended until October 1, 2007.

On April 11, 2007 the Company accepted a note receivable from an individual for $10,000, due on October 1, 2007 with an interest rate of 13%. The note is unsecured.


Note 4: Income Taxes

In July 2006, the Financial Accounting Standards Board (FASB) issued interpretation No. 48, Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109 (FIN 48). FIN 48 is intended to clarify the accounting for uncertainty in income taxes recognized in a company's financial statements and prescribes the recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

Under FIN 48, evaluation of a tax position is a two-step process. The first step is to determine whether it is more-likely-than-not that a tax position will be sustained upon examination, including the resolution of any related appeals or litigation based on the technical merits of that position. The second step is to measure a tax position that meets the more-likely-than-not threshold to determine the amount of benefit to be recognized in the financial statements. A tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement.

Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent period in which the threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not criteria should be de-recognized in the first subsequent financial reporting period in which the threshold is no longer met.

The adoption of FIN 48 at April 1, 2007 did not have a material effect on the Company's financial position.

The company is delinquent filing tax returns with the Internal Revenue service and state taxing authorities. The company is currently in the process of filing these delinquent returns. The filing of theses returns should result in a net operating loss (NOL) carry forward which would result in a deferred tax asset that would be fully reserved.


Note 5: Shareholders' Equity

On May 15, 2007, the Board of Directors approved and implemented a reverse stock split and established a ratio of 1-for 20. This move followed a vote by written consent of the stockholders dated April 23, 2007 and an action by written consent of the Board of Directors on April 25, 2007. The Company's common stock began trading on a reverse-split basis, on May 15, 2007. As a result of the reverse stock split, every 20 shares of common stock were combined into one share of common stock. The reverse stock split affects all shares of common stock, stock options and warrants outstanding as of and immediately prior to the effective time of the reverse stock split. Fractional shares equal or greater to one-half share are rounded up, and fractional shares less then one-half are rounded down. The effects of this reverse stock split have been applied in the consolidated financial statements and notes to consolidated financial statements.

On April 18, 2006, the Company authorized the issuance of 135,000 shares of common stock valued at $94,500 for consulting services.

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

$34,500 is shown as a stock subscription receivable for consulting services and the assumption of payroll taxes from May 24, 2006, and will remain as stock subscriptions receivable until the underlying assumed payroll taxes have been paid by the shareholder at which time the payroll tax liability will be removed from the Company's books and the stock will be treated as issued.

On June 1, 2006, the Company executed a six-month consulting agreement with a Consultant and issued 15,000 shares of common stock as compensation. The stock was valued at $10,500 of which $8,750 was recognized as compensation expense during the year ending March 31, 2007.

On June 8, 2006 the Company granted warrants to purchase 12,500 shares at a price of $0.5 per share at a value of $4,148 for website design and maintenance services. These warrants expire on September 8, 2011

On August 18, 2006, the Company authorized the issuance of 25,000 shares of common stock for consulting services. The stock was valued at $21,400 and was charged to expense during the year ending March 31, 2007.

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

During the year ended March 31, 2007, the Company issued 206,262 shares of its common stock to 8 accredited investors, at an average price of approximately $1.00 per share, pursuant to the exemptions afforded by Section (4)2 of the Securities Act of 1933, as amended, for which the Company received total cash proceeds of $196,404.

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

During the three months ended June 30, 2007 the Company issued 2,087,500 shares of common stock valued at $1,347,750 for consulting services. Of these shares 18,750 valued at $11,775 were treated as not being issued for financial reporting purposes as required by SAB D-90 "Grantor Balance Sheet Presentation of Unvested, Forfeitable Equity Instruments Granted to Non Employees.

Information with respect to stock warrants outstanding is follows:

 Exercise   Outstanding                Expired or    Outstanding     Expiration
  Price    March 31, 2007    Granted   Exercised    June 30, 2007       Date
  -----    --------------    -------   ---------    --------------      ----
 Warrants:
  $0.20        125,000         -0-        -0-          125,000       12/8/2012
  $0.20        100,000         -0-      100,000          -0-         3/31/2011
  $0.60        150,000         -0-        -0-          150,000        3/6/2013
  $0.50          -0-         100,000    100,000          -0-          5/1/2011
  $0.50          -0-          12,500      -0-           12,500        6/8/2011
  $2.00          -0-          50,000      -0-           50,000        5/1/2001

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

For the three months ended June 30, 2007, 18,750 shares that were issued for services not yet rendered have not been recorded in the financial statements. These shares will be recognized when services are rendered.

For the three months ended June 30, 2007 and 2006, dilutive shares do not include outstanding warrants to purchase 125,000 shares of common stock at an exercise price of $0.20; 150,000 shares of common stock at an exercise price of $0.60; 12,500 share of common stock at an exercise price of $0.50 and 50,000 shares of common stock at an exercise price of $2.00 because the effects were anti-dilutive. Diluted shares does not include shares issuable to the preferred shareholders pursuant to their right to convert preferred stock into sufficient common shares sufficient to equal 40% of the post conversion outstanding shares as the effect would be anti-dilutive.

The following reconciles the components of the EPS computation:

                                           Income         Shares      Per Share
                                         (Numerator)   (Denominator)   Amount
                                         -----------    -----------    --------

For the three months ended June 30, 2007:
   Net loss                              $(1,775,991)
   Preferred stock dividends                 (10,000)
                                         -----------
   Basic EPS loss available to
   common shareholders                   $(1,785,991)    18,536,501   $  (0.10)
   Effect of dilutive securities:
   None                                           --             --          --
                                         -----------    -----------   ---------

   Diluted EPS loss available to
   common shareholders                   $(1,785,991)    18,536,501   $  (0.10)
                                         ===========    ===========   =========

For the three months ended June 30, 2006:
   Net loss                              $  (851,262)
   Preferred stock dividends                 (10,000)
                                         -----------
   Basic EPS loss available to
   common shareholders                   $  (861,262)     6,684,884   $  (0.13)

   Effect of dilutive securities:
   None                                           --             --          --
                                         -----------    -----------   ---------

   Diluted EPS loss available to
   common shareholders                   $  (861,262)     6,684,8884   $ (0.13)
                                         ===========    ============

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

In furtherance of the foregoing strategy, we have engaged in the following transactions during the period covered by this report:

On May 23, 2005, we signed a Letter of Intent to acquire an eighty percent (80%) Net Revenue Interest in certain oil and gas leasehold interests located primarily in the Montgomery County, Kansas and certain oil field equipment (the "Assets") from Mid-Continent Investments, Inc. ("MCI"). On July 22, 2005,we closed the transaction and delivered 85,000,000 shares of the Company's common stock to MCI in anticipation of receipt of an the Company delivered 85,000,000 shares of its common stock to MCI, in anticipation of receipt of an assignment transferring ownership of the Assets. As of January 25, 2006, the Company had not received an assignment of the Assets, and sent a letter to our transfer agent canceling the 85,000,000 shares that were issued and delivered to MCI, for failure of consideration. On December 21, 2006, the District Court for the Fourth Judicial District, State of Minnesota, issued a judgment canceling the 85,000,000 shares issued to MCI. On May 4, 2007, the judgment issued by the District Court for the Fourth Judicial District, State of Minnesota was filed with the County Clerk in Tulsa County, Oklahoma.

On August 29, 2005 we acquired a one hundred percent (100%) working interest, seventy-eight percent (78%) net revenue interest, in 2,400 acres located in Canadian County, Oklahoma ("The Oklahoma Properties"), from Sooner Trend Leasing LLC, payable by delivering 48,000,000 authorized, but previously un-issued, shares of the Company's common stock. On February 13, 2005, the Company returned The Oklahoma Properties to Sooner Trend Leasing LLC, and sent a letter to our transfer agent canceling the 48,000,000 shares of stock issued to Sooner Trend Leasing LLC. On October 20, 2006, the District Court for the Fourth Judicial District, State of Minnesota, issued a judgment canceling the 48,000,000 shares issued to Sooner Trend Leasing, LLC. On May 4, 2007, the judgment issued by the District Court for the Fourth Judicial District, State of Minnesota was filed with the County Clerk in Tulsa County, Oklahoma.

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

We plan to raise additional capital during the current fiscal year, but currently have not identified additional funding sources. Our ability to continue operations is highly dependent upon our ability to obtain additional financing, or generate revenues from our acquired oil and gas leasehold interests, none of which can be guaranteed.

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

Ultimately, our success is dependent upon our ability to generate revenues from our acquired oil and gas leasehold interests and licensed technology, and to achieve profitability, which is dependent upon a number of factors, including general economic conditions and the sustained profitability resulting from the operation of the acquired oil and gas leaseholds. There is no assurance that even with adequate financing or combined operations, we will generate revenues and be profitable.

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

Operations for Quarter ended June 30, 2007

As of June 30, 2006, we had $477,430 in cash, $53,193 in marketable securities, oil and gas properties of $554,337, intellectual property rights of $1,319,009, total assets of $2,572,627 and outstanding liabilities of $193,025. We had oil and gas sales of $42,964 during the three month period ending June 30, 2006. During this period, our selling, general, and administrative expenses were $353,788, our stock based compensation was $1,340,760, and our interest expense was $16,215. We experienced a net loss before income taxes of $1,775,991 for the three-month period ending June 30, 2007.

LIQUIDITY AND CAPITAL RESOURCES

Our cash and cash equivalents were $477,430 on June 30, 2007, compared to $924,159 on June 30, 2006. We met our liquidity needs through the issuance of our common stock for cash.

We need to raise additional capital during the current fiscal year, but currently have not acquired sufficient additional funding. Our ability to continue operations is highly dependent upon our ability to obtain immediate additional financing, or generate revenues from our acquired oil and gas leasehold interest, and to achieve profitability, none of which can be guaranteed. Unless additional funding is located, it is highly unlikely that we can continue to operate. There is no assurance that even with adequate financing or combined operations, we will generate revenues and be profitable.

Ultimately, our success is dependent upon our ability to generate revenues from our acquired oil and gas leasehold interests and acquired technologies.

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

                                     PART II
                                     -------

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) The common stock described below has been issued during the three months ended June 30, 2007 without registration under the Securities Act. Unless otherwise indicated, the shares were valued at the quoted market price of the shares on the date of issuance.

On May 1, 2007, we authorized the issuance of 1,500,000 shares of common stock for consulting services.

On May 5, 2007, we authorized the issuance of 37,500 shares of common stock for investor relation services.

On May 15, 2007, we renewed our strategic alliance agreement with UTEK Corporation for consulting services. We issued 120,000 shares of common stock in connection with this agreement.

On May 29, 2007, we authorized the issuance of 150,000 shares of common stock for consulting services.

On June 15, 2007, we authorized the issuance of 250,000 shares of common stock for consulting services.

(b) None.

(c) None.

ITEM 3. - DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On May 15, 2007, the Board of Directors approved and implemented a reverse stock split and established a ratio of 1-for 20. This move followed a vote by written consent of the stockholders dated April 23, 2007 and an action by written consent of the Board of Directors on April 25, 2007. Our common stock began trading on a reverse-split basis on May 15, 2007. As a result of the reverse stock split, every 20 shares of our common stock was combined into one share of our common stock. The reverse stock split affected all shares of common stock, stock options and warrants outstanding as of immediately prior to the effective time of the reverse stock split. Fractional shares equal or greater to one-half share were rounded up, and fractional shares less then one-half were rounded down. In addition, our trading symbol changed to AOGN.BB from AOGS.BB.

ITEM 5. OTHER INFORMATION.

On July 25, 2007, the Company announced in a press release that Stephen T. Newton joined Avalon as an independent energy consultant to provide senior business development and international project evaluation support in the Latin American region.

On July 30, 2007, the Company announced in a press release that, along with its partner companies, had completed the workover on three wellbores on the Doris Hall Leasehold, Grant Parish, Louisiana, which contain gas and oil in commercial quantities

On August 10, 2007, the Company announced in a press release that it had received notice that the patent application for its paraffin wax mitigation technology, designed to limit the problem posed by paraffin wax and other heavy organic deposits in crude oil production and being marketed as Ultrasonic Mitigation Solutions(TM), has been granted by the U.S. Patent and Trademark Office.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Form 8-K

1. Filed May 4, 2007, the Company announced in a press release issued on March 28, 2007 that it acquired Leak Location Technologies, Inc. ("LLTI") from UTEK Corporation ("UTEK") in a stock transaction pursuant to an Agreement and Plan of Acquisition between Avalon, LLTI and UTEK dated March 28, 2007 ("Agreement").

2. Filed June 27, 2007, the Company announced in press releases issued on May 31, 2007, and June 19, 2007, the purchase of and sidetrack drilling at oil wells in the Janssen Prospect, Karnes County, Texas (the "Janssen Well"). In addition, in press releases dated June 5, 2007 and June 21, 2007, the Company announced the commencement and completion of the workover on the Gunn #1 well, Miller County, Arkansas (the "Gunn Well").

(b) Exhibits

Exhibit
Number         Description
------         -----------

31 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


                                   SIGNATURES


     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Avalon Oil & Gas, Inc.


By: /s/ Kent Rodriguez
-------------------------------
Date: August 14, 2007
Kent Rodriguez
Chief Executive Officer
Chief Financial and Accounting Officer