Form 10QSB
period 2007-09-30
Avalon Oil & Gas, Inc.
filed 2007-11-14
CIK 918573

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                    For the quarter ended September 30, 2007
                         Commission file number: 1-12850


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

The Company has one class of common securities outstanding: Common Stock, $0.001 par value per share (the "Common Stock"). On November 9, 2007, there were 20,058,501 shares outstanding. As of May 17, 2007, our common shares were subject to a 20 for 1 reverse split. All references to our shares in this Form 10-KSB include the effect of this reverse split of our common stock. The Company is also authorized to issue 1,000,000 shares of Preferred Stock, par value $0.10 per share, of which 100 shares are Class A Convertible Preferred Stock have been issued. See "Item 5 Market for the Company's Common Equity and Related Stockholder Matters."


Transitional Small Business Disclosure Format: Yes: [X] No: [ ]


ITEM 1. FINANCIAL STATEMENTS

                                    AVALON OIL AND GAS, INC.
                              CONDENSED CONSOLIDATED BALANCE SHEET
                                       September 30, 2007
                                           (Unaudited)

   Assets


Current assets:
     Cash and cash equivalents                                                       $    247,227
     Marketable securities                                                                 88,394
     Accounts receivable                                                                   11,234
     Deposits                                                                               3,138
     Notes receivable                                                                     100,000
     Prepaid expenses                                                                      20,426

        Total current assets                                                              470,419

Property and equipment
     Equipment, net of depreciation of $4,549                                              33,808
     Producing oil and gas properties, net of depletion of $70,261 and
        impairment of $93,999                                                             539,642

        Total property and equipment                                                      573,450

       Goodwill                                                                            33,943
Intellectual property rights, net of amortization of $161,925 and
     impairment of $371,925                                                             1,263,803

                                                                                     $  2,341,615


                     Liabilities and Shareholders' Deficit
Current liabilities:
      Accounts payable                                                                     21,863
      Notes payable  - related party                                                      112,500
      Accrued liabilities                                                                  51,019

         Total current liabilities                                                        185,382

Accrued ARO liability                                                                      31,297
Minority interest in subsidiary                                                             5,183
Commitments and contingencies                                                                --

Shareholders' equity:
      Preferred stock, Series A, $0.10 par value, 1,000,000 shares authorized,
        100 shares issued and outstanding, including beneficial conversion feature        500,000
      Common stock, $0.001 par value, 50,000,000 shares authorized,
        20,058,501 shares issued and outstanding                                           20,059
      Additional paid-in capital                                                       23,157,307
      Stock subscription receivable                                                       (34,500)
      Other comprehensive income                                                           14,008
      Accumulated (deficit)                                                           (21,537,121)
         Total shareholders' equity                                                     2,119,753
                                                                                     $  2,341,615


                                            AVALON OIL AND GAS, INC.
                                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                        For The Three and Six Months Ended September 30, 2007 and 2006
                                                  (Unedited)

                                                         Three months ended,             Six months ended,
                                                             September 30,                 September 30,
                                                         2007           2006            2007            2006


Oil and Gas Sales                                   $     57,342    $      6,090    $    100,306    $      6,090

Operating expenses:
     Lease operating expense, severance taxes and
     ARO accretion                                        42,006          21,833          71,611          21,833
     Selling, general and administrative expenses        298,532         185,136         652,320         290,075
     Stock-based compensation                            119,850         421,832       1,460,610       1,134,723
     Depreciation, depletion and amortization             79,041              99         160,491             199
        Total operating expenses                         539,429         628,900       2,345,032       1,446,830

        (Loss from operations)                          (482,087)       (622,810)     (2,244,726)     (1,440,740)

Other Income (Expenses)
     Interest income                                       4,108           6,049          14,983           6,049
     Realized losses on marketable securities             (8,112)                        (16,124)           --
     Interest expense:
        Related party                                     (8,648)        (33,334)        (24,863)        (66,667)

(Loss) from Continuing Operations before
     Income Taxes                                       (494,739)       (650,095)     (2,270,730)     (1,501,358)

Provision (benefit) for income taxes                        --              --              --              --

Net loss                                                (494,739)       (650,095)     (2,270,730)     (1,501,358)

Preferred Stock Dividend                                 (10,000)        (10,000)        (20,000)        (20,000)

Loss attributable to common stock
     after preferred stock dividends                $   (504,739)   $   (660,095)   $ (2,290,730)   $ (1,521,358)

Basic and diluted loss per common share             $      (0.03)   $      (0.07)   $      (0.12)   $      (0.18)

Basic and diluted weighted average
     common shares outstanding                        19,554,383      10,071,427      19,048,223       8,387,408

The components of other comprehensive income:
     Net loss                                       $   (494,739)   $   (650,095)   $ (2,270,730)     (1,501,358)
     Unrealized gains on available-for-sale
        marketable securities
                                                           7,193            --            14,008            --

Comprehensive income (loss)                         $   (487,546)   $   (650,095)   $ (2,256,722)   $ (1,501,358)



                                   AVALON OIL AND GAS, INC.
                        CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                     For The Six Months Ended September 30, 2007 and 2006
                                          (Unedited)

                                                                          2007           2006

Cash flows from operating activities:
     Net (loss)                                                       $(2,270,730)   $(1,501,358)
     Adjustments to reconcile net (loss) to net cash used in
        operating activities:
           Depreciation                                                     3,154            199
           Depletion                                                       46,926           --
           Amortization                                                   110,411           --
           Amortization of loan discount  to interest expense                --           66,667
           Stock-based compensation                                     1,463,410      1,134,723
     (Increase) decrease in operating assets: Marketable securities       (57,347)          --
        Accounts receivable                                                   409         (3,100)
        Prepaid expenses                                                   34,421           --
     Increase (decrease) in operating liabilities:
        Accounts payable and other accrued expenses                       (31,547)       (39,771)
        Asset retirement obligation                                         1,456           --
           Net cash provided (used) in operating activities           $  (699,437)   $  (342,640)

Cash flows from investing activities:
      Purchase of Leak Location Technologies                               (5,000)
      Proceeds from UMTI stock purchase                                      --          270,000
      Purchase of Oiltek                                                  (13,593)          --
      Note receivable                                                     (35,000)          --
      Disposal of fixed assets                                                194           --
      Additions to oil and gas properties                                 (40,097)      (225,000)
         Net cash (used) in investing activities                          (93,496)        45,000

Cash flows from financing activities:
      Proceeds from sale of common stock                                  141,156      1,513,044
      Preferred stock dividends                                           (20,000)          --
      Syndication fees paid                                                  --          (74,660)
      Proceeds from issuance of note payable                                 --          100,000
         Net cash provided by financing activities                        121,156      1,538,384

Effect of unrealized gains on marketable
      securities held for resale                                           18,467           --

 Net increase (decrease) in cash
     and cash equivalents                                                (653,310)     1,240,744

Cash and cash equivalents,
     Beginning of period                                                  900,537         43,818

Cash and cash equivalents,
     End of period                                                    $   247,227    $ 1,284,562



                                   AVALON OIL AND GAS, INC.
                        CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                       For The Three Months Ended June 30, 2007 and 2006




Supplemental cash flow information: Cash paid during the period for:
        Interest                                                       $     --     $     --
        Income taxes                                                   $     --     $     --

     Non-cash investing and financing transactions:
        Common stock issued in exchange for consulting services        $1,433,085   $1,097,356
        Preferential conversion feature of loan                        $   25,852   $     --
        Warrants issued in exchange for services                       $   30,325   $    4,180
        Warrants issued in exchange for directors' fees                $     --     $   33,187
        Common stock issued for acquisition of oil and
           gas properties                                              $     --     $  301,400
        Common stock issued for technologies acquired                  $     --     $  425,500




                             AVALON OIL & GAS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                   revised notes for proposed changes to notes


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

On November 8, 2006, the Company purchased all the outstanding shares of Intelli-Well Technologies, Inc. (IWTI) from UTEK Corporation for 20,000,000 shares of the Company's common stock valued at $594,000. The shares were valued at the average sales price received in private placements for sales of restricted common stock for cash. ITWI became a wholly owned subsidiary of the Company as of the date of acquisition. IWTI holds a non-exclusive license in the United States for a borehole casing technology developed by the Regents of the University of California (the "Regents") through its researchers at Lawrence Livermore National Laboratory.

On March 28, 2007, the Company purchased all the outstanding shares of Leak Location Technologies, Inc. (LLTI) from UTEK Corporation for 36,710,526 shares of the Company's common stock valued at $1,090,303. The shares were valued at the average sales price received in private placements for sales of restricted common stock for cash. LLTI became a wholly owned subsidiary of the Company as of the date of acquisition. LLTI holds a non-exclusive license in the United States for a leak detection and location technology developed by the Rensselaer Polytechnic Institute ("Rensselaer") through its researcher Michael Savic.

On September 22, 2007 the Company entered into an agreement with respect to its purchase of a 75.6% interest in Oiltek, Inc. (Oiltek) for $50,000 and the right of Oiltek to market Avalon's intellectual property. Oiltek is consolidated in these financial statements with a minority interest shown.

Basis of consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Ultrasonic Mitigation Technologies, Inc.; Intelli-Well Technologies, Inc. and Leak Location Technologies, Inc. along with the majority owned Oiltek, Inc. All significant inter-company items have been eliminated in consolidation.

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

Cash Equivalents

Cash and cash equivalents consist primarily of cash on deposit, certificates of deposit, money market accounts, and investment grade commercial paper that are readily convertible into cash and purchased with original maturities of three months or less. The Company maintains its cash balances at several financial institutions. Accounts at the institutions are insured by the Federal Deposit Insurance Corporation up to $100,000. At September 30, 2007 $147,227 of the Company's cash balances are in excess of insured amounts.

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

The fair value of substantially all securities is determined by quoted market prices. Gains or losses on securities sold are based on the specific identification method. As of September 30, 2007, all investments are considered to be available-for-sale for financial reporting purposes.

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

Under the full cost method, the net book value of natural gas and oil properties, less related deferred income taxes, may not exceed a calculated "ceiling". The ceiling is the estimated after-tax future net revenue from proved natural gas and oil properties, discounted at ten percent (10%) per annum, plus the lower of cost or fair market value of unproved properties adjusted for the present value of all future oil and gas hedges. In calculating future net revenues, prices and costs in effect at the time of the calculation are held constant indefinitely, except for changes that are fixed and determinable by existing contracts. The net book value is compared to the ceiling on a quarterly basis. The excess, if any, of the net book value above the ceiling is required to be written off as an expense. During the six months ended September 30, 2007, the Company did not recognize any impairment expense.

Other Property and Equipment

Other property and equipment is reviewed on an annual basis for impairments and as of September 30, 2007, the Company had not identified any such impairment. Repairs and maintenance are charged to operations when incurred and improvements and renewals are capitalized.

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

Estimated amortization of intangible assets over the next five years is as follows:

                    03/31/08             $  220,822
                    03/31/09                220,822
                    03/31/10                220,822
                    03/31/11                220,822
                    03/31/12                220,822
                                         ----------
                                         $1,104,110
                                         ==========

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

In accordance with the requirements of SEC Staff Accounting Bulletin ("SAB")D-90 "Grantor Balance Sheet Presentation of Unvested, Forfeitable Equity Instruments Granted to Non Employees", unvested, forfeitable equity instruments granted to non employees are treated as not issued for accounting purposes until the issuing entity has received consideration for it and the condition is thus satisfied. As of September 30, 2007 there were 18,750 shares issued to non employees valued at $11,775 for which services had not been provided. These shares were not shown as issued for financial reporting purposes.

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

On May 8, 2007 the loan was extended for one year. The conversion feature of the note was valued at $25,852 and was treated as prepaid loan costs. During the six months ended September 30, 2007 $7,612 was amortized to interest expense.

Convertible notes payable in the amount of $12,500 dated November 28, 2006 were issued by Oiltek. The notes bears interest at the rate of 8% per annum, and are due in full on October 1, 2007. The notes are convertible by the holder into common stock of Oiltek at a conversion of $0.01 per share. Accrued interest is convertible by the holders into common stock of Oiltek at maturity of the note at a price of $0.02 per share.

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

During the six months ended September 30, 2007, the Company incurred $20,000 in preferred stock dividends.

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

Note 3: Stock-Based Compensation

During the six months ended September 30, 2006, the Company issued its directors an option to purchase 100,000 shares of common stock for directors' fees. The transactions were recorded at the quoted market price of the stock on the date of issuance. The services, valued at $33,187, are included in the accompanying financial statements as "Stock-based compensation".

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

During the six months ended September 30, 2006 the Company issued 454,682 shares of common stock valued at $322,957 for consulting services. Of these shares 372,222 valued at $135,336 were treated as not being issued for financial reporting purposes as required by SAB D-90 "Grantor Balance Sheet Presentation of Unvested, Forfeitable Equity Instruments Granted to Non Employees".

During the six months ended September 30, 2007 the Company issued 2,206,500 shares of common stock valued at $1,428,300 for consulting services.

During the six months ended September 30, 2007 the Company issued warrants with a life of five years to purchase 50,000 shares of common stock at $0.075; 50,000 share of common stock at $1.00; 50,000 shares of common stock at $1.25 and 50,000 shares of common stock at $1.50. These warrants were valued using a Black-Sholes model at $30,325 and included in these financial statements as "Stock-based compensation".

Note 4: Note Receivable

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

On September 12, 2007 the Company accepted a note receivable from a company for $25,000, due on November 5, 2007 with an interest rate of 10%. The note is unsecured.

Note 5: Income Taxes

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

Note 6: Shareholders' Equity

On May 15, 2007, the Board of Directors approved and implemented a reverse stock split and established a ratio of 1-for 20. This move followed a vote by written consent of the stockholders dated April 23, 2007 and an action by written consent of the Board of Directors on April 25, 2007. The Company's common stock began trading on a reverse-split basis on May 15, 2007. As a result of the reverse stock split, every 20 shares of common stock were combined into one share of common stock. The reverse stock split affects all shares of common stock, stock options and warrants outstanding as of and immediately prior to the effective time of the reverse stock split. Fractional shares equal or greater to one-half share are rounded up, and fractional shares less then one-half are rounded down. The effects of this reverse stock split have been applied in the consolidated financial statements and notes to consolidated financial statements.

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

During the six months ended September 30, 2007 the Company issued 2,202,500 shares of common stock valued at $1,428,300 for consulting services.

During the six months ended September 30, 2007, 592,381 shares of common stock with cash proceeds of $141,156 were sold pursuant to the Regulation S Stock Purchase agreement.

During the six months ended September 30, 2007 the Company issued warrants with a life of five years to purchase 50,000 shares of common stock at $0.075; 50,000 share of common stock at $1.00; 50,000 shares of common stock at $1.25 and 50,000 shares of common stock at $1.50. These warrants were valued using a Black-Sholes model at $30,325 and included in these financial statements as "Stock-based compensation".

Information with respect to stock warrants outstanding is follows:

 Exercise   Outstanding               Expired or     Outstanding     Expiration
  Price    June 30, 2007    Granted   Exercised   September 30, 2007   Date
  -----    -------------    -------   ---------   ------------------   ----
 Warrants:
  $0.20        125,000         -0-       -0-            125,000      12/8/2012
  $0.20        100,000         -0-     100,000            -0-        3/31/2011
  $0.60        150,000         -0-       -0-            150,000       3/6/2013
  $0.50          -0-         100,000   100,000            -0-         5/1/2011
  $0.50          -0-          12,500     -0-             12,500       6/8/2011
  $0.75          -0-          50,000     -0-             50,000      7/16/2012
  $1.00          -0-          50,000     -0-             50,000      7/16/2012
  $1.25          -0-          50,000     -0-             50,000      7/16/2012
  $1.50          -0-          50,000     -0-             50,000      7/16/2012
  $2.00          -0-          50,000     -0-             50,000       5/1/2001

Note 7: Technology License Agreements

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

Minimum obligations under license agreements for the next five years:

                           3/31/08                   $     -
                           3/31/09                      10,000
                           3/31/10                      20,000
                           3/31/11                      30,000
                           3/31/12                      40,000
                                                     ---------
                                                     $ 100,000
                                                     =========

Note 8: Oiltek, Inc. Purchase

On September 22, 2007 the Company entered into an agreement with respect to its purchase for $25,000 in cash and a $25,000 note payable and the right of Oiltek to market its intellectual property for 10,000,000 shares of Oiltek, Inc., a 75.6% ownership interest. The purchase price was allocated as follows:

                      Cash                       $ 11,407
                      Accounts payable assumed     (2,667)
                      N/P                         (12,500)
                      Minority interest            (5,183)
                      Stock subscription           25,000
                      Goodwill                     33,943
                                                 --------
                                                 $ 50,000
                                                 ========

As part of the transaction Oiltek received a license of the UMTI, IWTI and LLTI technologies for a period of 5 years.

Oiltek was controlled by officers of the Company prior to the acquisition.

Note 9: Earnings Per Share

SFAS 128 requires a reconciliation of the numerator and denominator of the basic and diluted earnings per share (EPS) computations. The following securities were not included in the calculation of diluted earnings per share because their effect was anti-dilutive.

For the six months ended September 30, 2007 and 2006, dilutive shares do not include outstanding warrants to purchase 125,000 shares of common stock at an exercise price of $0.20; 150,000 shares of common stock at an exercise price of $0.60; 12,500 share of common stock at an exercise price of $0.50; 50,000 shares of common stock at an exercise price of $0.75; 50,000 shares of common stock at an exercise price of $1.00; 50,000 shares of common stock at an exercise price of $1.25; 50,000 shares of common stock at an exercise price of $1.50 and 50,000 shares of common stock at an exercise price of $2.00 because the effects were anti-dilutive. Diluted shares does not include shares issuable to the preferred shareholders pursuant to their right to convert preferred stock into sufficient common shares sufficient to equal 40% of the post conversion outstanding shares as the effect would be anti-dilutive.

The following reconciles the components of the EPS computation:

                                       Income         Shares     Per Share
                                     (Numerator)   (Denominator)   Amount
                                     -----------    -----------    ------

For the six months ended
September 30, 2007:

   Net loss                          $(2,270,730)
   Preferred stock dividends             (20,000)
                                     -----------
   Basic EPS loss available to
   common shareholders               $(2,290,730)    19,048,223   $  (0.12)
   Effect of dilutive securities:
   None                                       --             --         --
                                     -----------    -----------   --------

   Diluted EPS loss available to
   common shareholders               $(2,290,730)    19,048,223   $  (0.12)
                                     ===========    ===========   ========

For the six months ended
September 30, 2006:
   Net loss                          $(1,501,358)
   Preferred stock dividends             (20,000)
                                     -----------
   Basic EPS loss available to
   common shareholders               $(1,521,358)     8,387,408   $  (0.18)

   Effect of dilutive securities:
   None                                       --             --         --
                                     -----------    -----------   --------

   Diluted EPS loss available to
   common shareholders               $(1,521,358)     8,387,408   $ (0.18)
                                     ===========    ===========   ========

For the three months ended
September 30, 2007:
   Net loss                          $  (494,739)
   Preferred stock dividends             (10,000)
                                     -----------
   Basic EPS loss available to
   common shareholders               $  (504,739)    19,554,383   $  (0.03)
   Effect of dilutive securities:
   None                                       --             --         --
                                     -----------    -----------   --------

   Diluted EPS loss available to
   common shareholders               $  (504,739)    19,554,383   $  (0.03)
                                     ===========    ===========   ========

For the three months ended
September 30, 2006:
   Net loss                          $  (650,095)
   Preferred stock dividends             (10,000)
                                     -----------
   Basic EPS loss available to
   common shareholders               $  (660,095)    10,071,427   $  (0.07)

   Effect of dilutive securities:
   None                                       --             --         --
                                     -----------    -----------   --------

   Diluted EPS loss available to
   common shareholders               $  (660,095)    10,071,427   $  (0.07)
                                     ===========    ===========   ========

Note 10: SUBSEQUENT EVENTS

On October 17, 2007, Avalon Oil & Gas, Inc. ("Avalon") signed a non-binding letter of intent with Gran Tierra Energy Colombia, Ltd. ("Gran Tierra"), a Colombian Energy company, expressing Avalon's intent to acquire Gran Tierra's interest in the Mecaya Block and the Talora Block.

Avalon shall pay $1,500,000 in cash for Gran Tierra's interest in the Mecaya Block. Of this purchase price, five hundred thousand dollars ($500,000) will be paid on or before November 15, 2007, with one million dollars ($1,000,000), the remainder of the purchase price, to be paid on or before January 31, 2008.

Avalon shall assume responsibility for Gran Tierra's obligations in the Talora Block at an estimated 20% of an assumed four million dollar ($4,000,000) dry hole cost. Avalon paid twenty-five thousand dollars ($25,000) upon execution of the letter of intent, and will deposit four hundred seventy-five thousand dollars ($475,000) in escrow to cover the initial cash calls associated with the 20% working interest in the Talora Block.

The parties agreed to promptly commence negotiations of a Definitive Agreement in good faith in accordance with the provisions of the non-binding letter.

On November 1, 2007 the Company purchased for $200,000 an approximately 0.7% working interest in 3 producing units in the Lake Washington Field in Plaquemines Parish, Louisiana, located about 60 miles south of New Orleans.

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

In furtherance of the foregoing strategy, we have engaged in the following transactions during the period covered by this report:

On August 27, 2007 we acquired a sixteen (16%) percent working interest in the Hughs #1 well, located in Noble County, Oklahoma. When the well was drilled and completed in 1988, it was tested to have a capacity of four (4) million cubic feet per day.

On October 17, 2007, we signed a non-binding letter of intent with Gran Tierra Energy Colombia, Ltd. ("Gran Tierra"), a Colombian Energy company, expressing Avalon's intent to acquire Gran Tierra's interest in the Mecaya Block and the Talora Block. Avalon shall pay $1,500,000 in cash for Gran Tierra's interest in the Mecaya Block. Of this purchase price, five hundred thousand dollars ($500,000) will be paid on or before November 15, 2007, with one million dollars ($1,000,000), the remainder of the purchase price, to be paid on or before January 31, 2008.

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


PATENTS, TRADEMARKS, AND PROPRIETARY RIGHTS

On August 13, 2007, The Company received notice that the U.S. Patent and Trademark Offices approved the patent application for Avalon's paraffin wax mitigation system, being marketed as Ultrasonic Mitigation Solutions(TM) (the "Patent"). Currently available solutions to paraffin wax deposits and build-up in oil production rely upon chemical solvents, which not only require repeated mechanical pigging operation and costly workovers to maintain production capacity, but also can also result in environmental liabilities. In contrast, the Patent utilizes ultrasonic waves to fragment current paraffin deposits in the production's tubing and prevent future wax formation in an environmentally safe process

On August 16, 2007, Kent Rodriguez, the Company's President and CEO, presented a proposal to the Board of Directors to spin-off Oiltek, which specializes in oil and gas recovery technology to Avalon's shareholders. The oil and gas technology include, but are not limited, to the Patent; a system to detect hazardous gas leaks including small leaks in natural gas pipelines; and a system for intelligent drilling and completion sensors to provide real-time oil reservoir monitoring of subsurface information.

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

As of September 30, 2007 we had $247,227 in cash and cash equivalents, compared with $1,284,562 in cash and cash equivalents on September 30, 2006, a decrease of 80.1%. Total assets on September 30, 2007 equaled $2,341,615 as compared with $2,240,688 on September 30, 2006, an increase 4.5%. On September 30, 2007, we had outstanding liabilities in the total amount of $185,382 as compared with liabilities of $147,008 on September 30, 2007

Operations for Quarter ended September 30, 2007

We had oil and gas sales of $57,642 for the three months ended September 30, 2007, as compared with $6,090 for the three month period ended September 30, 2006, an increase of 941.94%. Revenues from the sale of oil and gas increased as a result of the purchase of additional oil and gas interests.

We had interest income of $4,108 for the three month period ended September 30, 2007, as compared to interest income of $6,049 for the three month period ending September 30, 2006, a decrease of $1,941.

During the three month period ending September 30, 2007, our lease operating expense was $42,006 as compared with $21,833 for the three month period ended September 30, 2007, an increase of 192.40%, as a result of the acquisition of several properties over the course of the last 12 months ended September 30, 2007 Our selling, general, and administrative expenses were for the period ended September 30, 2007 was $298,532 as compared to $185,136 for the three month period ended September 30, 2006, as a result of increased expenses resulting from the acquisition of several properties over the course of the last 12 months ended September 30, 2007. Our stock based expenses for the three month period ended September 30, 2007 were $119,850 as compared to $421,832 for the three month period ended September 30, 2006 due to additional compensation paid due to the expansion of the Company's activities. Our interest expense for the three month period ended September 30, 2007 $8,648 as compared to $33,334 for the three month period ended September 30, 2006, due to decreased debt

Operations for the Six Months ended September 30, 2007

We had oil and gas sales of $100,306 and interest income of $14,983 for the six month period ended September 30, 2007, as compared to oil and gas sales of $6,090 and interest income of $6,049 for the six month period ending September 30, 2006. Revenues with respect to the sale of oil and gas increased as a result of the purchase of additional oil and gas properties. During the six month period ending September 30, 2007, our lease operating expense was $71,611 compared to our lease operating expense of $21,833 for the period ended September 30, 2006. Lease operating expenses increased as a result of the purchase of additional oil and gas properties over the course of the last 12 months ended September 30, 2007. Our selling, general, and administrative expenses for the period ended September 30, 2007 was $652,320, as compared to $290,075 for our selling general, and administrative expenses for the period ended September 30, 2006, as a result of increased expenses resulting from the acquisition of several properties over the course of the last 12 months ended September 30, 2007.. Our stock based expenses for the six month period ended September 30, 2007 was $ 1,460,610 as compared to $1,134,723 for the six months ended September 30, 2006 due to additional compensation paid due to the expansion of the Company's activities. Our interest expense for the sixth month period ended September 30, 2007 was $24,863 compared to $66,667 for interest expense for the period ended September 30, 2006, due to decrease debt.

LIQUIDITY AND CAPITAL RESOURCES

Our cash and cash equivalents were $ 247,227 on September 30, 2007, compared to $1,284,562 on September 30, 2006 and $900,557 on March 31, 2007. We met our
liquidity needs through the issuance of our common stock for cash, and revenue received from the sale of oil and gas.

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

                                     PART II
                                     -------

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) The common stock described below has been issued through the date hereof without registration under the Securities Act. Unless otherwise indicated, the shares were valued at the quoted market price of the shares on the date of issuance.

On October 4, 2007 The Company agreed to issue twenty five thousand (25,000) shares of common stock per month for the six (6) month term pursuant to the terms of a consulting agreement, for an aggregate of one hundred and fifty thousand shares of common stock.

On October 4, 2007, the Company agreed to issue one hundred thousand (100,000) shares of common stock pursuant to the terms of a consulting agreement.

On October 12, 2007, the Company agreed to issue fifty thousand (50,000) shares of fully paid and non-assessable shares of common stock of the Company to a consultant for services rendered.

On October 12, 2007, the Company converted thirty thousand ($30,000) dollars and all accrued interest on a one hundred thousand ($100,000) note issued to a shareholder on May 8, 2005, into one million three hundred fifty thousand (1,350,000) shares of common stock.

(b) None.

(c) None.

ITEM 3. - DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On October 16, 2007, the shareholders acting by written consent approved the removal of Thad Kaplan from the Board of Directors of the Company pursuant to a two-thirds majority vote as required pursuant to Nevada law. The shareholders, also acting by written consent, appointed Ms. Jill Allison, the vice-president of the Company, to replace Mr. Kaplan.

ITEM 5. OTHER INFORMATION.

A) On June 26, 2007 the Company announced in a press release that the Janssen #-1A well in Karnes County, Texas, of which Avalon owns a 15% working interest, has been put into production. The well had been flowing at an average rate of 330 thousand cubic feet of gas per day, along with 10 to 20 barrels of high grade condensate.

B) On June 28, 2007, the Company announced in a press release that it had finalized an Authorization for Expenditure for the workover of the Deltaic Farms #-1 well in Miller County, Arkansas. The workover is anticipated to remove paraffin wax build-up as well as install a pumpoff controller.

C) On July 2, 2007 the Company announced in a press release that, along with its partners, it had commenced field operations on the Doris Hall and Fletcher Leaseholds in Grant Parish, Louisiana, designed to provide a measure of the productive capabilities of the property prior to acquisition. The leasehold has six wellbores, and the Company has an undivided 25% working interest.

D) On July 9, 2007 the Company announced in a press release that, along with its partners, it has completed the workover on three wellbores on the Doris Hall Leasehold, Grant Parish, Louisiana. A newly designed down hole tube pump in the Doris Hall #1 was installed, and is currently pumping over 200 barrels of fluid below a packer. The Doris Hall #3 well is currently producing about 10 BOPF with a 1 1/2" pump, and the fluid level is staying above 900 feet.

E) On July 11, 2007, the Company announced in a press release that the Janssen #1A well in Karnes County, Texas, in which Avalon owns a 15% working interest, produced 8,062 MCF of gas and 163 barrels of condensate in June 2007. The well was flowing at an average rate of 250 MCF per day, along with 10 barrels of high grade condensate.

F) On July 23, 2007 the Company announced in a press release dated that Dr. D. Bruce Merrifield was appointed as an expert advisor. Dr. Merriefield will advise the Company in matters including, but not limited to, the Company's intellectual property assets encompassing solutions for paraffin wax mitigation, hazardous gas leak detection, and intelligent reservoir mapping systems.

G) On August 13, 2007 the Company in a press release that it had received notice that the U.S. Patent and Trademark Offices has approved the patent application for Avalon's paraffin wax mitigation system, being marketed as Ultrasonic Mitigation Solutions(TM) (the "Patent"). Currently available solutions to paraffin wax deposits and build-up in oil production rely upon chemical solvents, which not only require repeated mechanical pigging operation and costly workovers to maintain production capacity, but also can also result in environmental liabilities. In contrast, the Patent utilizes ultrasonic waves to fragment current paraffin deposits in the production's tubing and prevent future wax formation in an environmentally safe process.

H) On August 16, 2007, the Company announced in a press release that Kent Rodriguez, the Company's President and CEO, presented a proposal to the Board of Directors to create wholly owned subsidiary which would focus upon oil and gas recovery technology; and plans to spin-off such subsidiary to Avalon's shareholders. The oil and gas technology include, but are not limited, to the Patent; a system to detect hazardous gas leaks including small leaks in natural gas pipelines; and a system for intelligent drilling and completion sensors to provide real-time oil reservoir monitoring of subsurface information.

I) The Company announced in a press releases dated August 20, 2007 and August 30, 2007 that it has executed and entered into an exclusive licensing agreement with Oiltek, Inc. ("Oiltek"), whereby Oiltek acquired the exclusive rights to market Avalon's portfolio of intellectual property and fifty thousand ($50,000) dollars, in exchange for approximately eighty (80%) percent or ten million (10,000,000) of Oiltek's common stock. Oiltek is a majority owned subsidiary of Avalon, but Avalon intends to spin-off its shares to Avalon's shareholders.

J) On August 27, 2007 the Company announced in a press release dated that it had acquired a sixteen (16%) percent working interest in the Hughs #1 well, located in Noble County, Oklahoma. When the well was drilled and completed in 1988, it was tested to have a capacity of four (4) million cubic feet per day.

K) On September 7, 2007, the Company announced in a press release that Kent Rodriguez, Avalon's CEO and President, will present to international investors at the IAM Dusseldorf on September 7 - 9 at the Forum Theme Park Resources in the Messe Dusseldorf to further introduce Avalon to the international investment community.

L) On September 11, 2007, the Company announced in a press release dated that it has begun the workover on the Hughs #1, located Noble County, Oklahoma, to repair the damaged tubing and downhole pump, remove the paraffin wax build-up, and clean-up the perforations in the Bartlesville Zone. Avalon owns a 16% working interest in the Hughs #1.

M) On September 24, 2007, Murrell Hall McIntosh & Co., PLLP ("MHM"), resigned as the independent certified accountant of the Company for business reasons unrelated to any disagreement between MHM and the Registrant or its management. On September 27, 2007, the Company engaged Bernstein & Pinchuk, LLP as its new certifying accountant to audit the Registrant's financial statements.

N) On September 25, 2007, the Company announced in a press release that the workover on the Hughs #1, located in Noble County, Oklahoma, to repair the damaged tubing and downhole pump, remove the paraffin wax build-up, and clean-up the perforations in the Bartlesville Zone was successfully completed as planned. The well had flush production of two hundred (200) barrels of oil and is now producing six (6) barrels of oil per day and 10 MCF of gas. Avalon owns a 16% working interest in the well.

O) On October 17, 2007, the Company signed a non-binding letter of intent with Gran Tierra Energy Colombia, Ltd. ("Gran Tierra"), a Colombian Energy company, expressing Avalon's intent to acquire Gran Tierra's interest in the Mecaya Block and the Talora Block.

P) On October 30, 2007, the Board of Directors acting by resolution appointed Menno Wiebe and Stephen Newton as directors of the Company, as set forth in the Company's Form 8-K filed on October 31, 2007.

Q) On November 1, 2007 the Company announced in a press release that it had closed a transaction to acquire non-operated production in the Lake Washington Field in Plaquemines Parish, Louisiana, Since its discovery in the 1930s, the field has produced approximately 350 million barrels of oil, putting it among the largest oil and gas fields in the United States. This acquisition substantially increases Avalon's daily production of oil and gas. Avalon will hold approximately 0.7% working interest in 3 producing units that are currently making over 1000 barrels of oil per day. Also acquired were like interests in surface production facilities and two salt water injection wells.

R) On November 13, 2007, the Company announced in a press release the execution of a Letter of Intent for the acquisition of an interest in the Mecaya 1 oil discovery in Colombia. Pursuant the terms of the Letter of Intent, Avalon will acquire a 15% interest in the 74,000 acre Mecaya Block in Colombia. The Mecaya 1 well was drilled by the Colombian National Oil Company, Ecopetrol, in 1989, and tested approximately 665 BOPD (barrels of oil per day) of 27 (degree) API oil, with no water from a sand reservoir at approximately 7,200 feet.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Form 8-K

1. Filed September 28, 2007, the Company filed a Form 8-K with respect to certain of the press releases set forth in Item 5 of this Part II of this Form 10-QSB

2. Filed September 28, 2007 the Company disclosed that Murrell Hall McIntosh & Co., PLLP resigned as the independent certified accountant of the Company for business reasons unrelated to any disagreement between MHM and the Company or its management, and that the Company had engaged Bernstein & Pinchuk, LLP as its new certifying accountant to audit the Company's financial statements.

3. Filed October 23, 2007, the Company disclosed that the shareholders acting by written consent removed Thad Kaplan from the Board of Directors of the Company and the shareholders appointed Jill Allison, the vice-president of the Company, to replace Mr. Kaplan.

4. Filed October 31, 2007, the Company disclosed that the Board of Directors acting by unanimous consent appointed Menno Wiebe and Stephen Newton as directors of the Company.

5. Filed November 2, 2007, the Company disclosed that it had signed a non-binding letter of intent with Gran Tierra Energy Colombia, Ltd. ("Gran Tierra"), a Colombian Energy company, expressing Avalon's intent to acquire Gran Tierra's interest in the Mecaya Block and the Talora Block.

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

Avalon Oil & Gas, Inc.

By: /s/ Kent Rodriguez
-------------------------------
Date: November 14, 2007
Kent Rodriguez
Chief Executive Officer
Chief Financial and Accounting Officer