Form 10QSB
period 2007-12-31
Avalon Oil & Gas, Inc.
filed 2008-02-14
CIK 918573

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                     For the quarter ended December 31, 2007

                         Commission file number: 1-12850


                             Avalon Oil & Gas, Inc.
                             ----------------------
              (Exact name of small business issuer in its charter)


                        7808 Creekridge Circle, Suite 105
                          MINNEAPOLIS, MINNESOTA 55439
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

The Company has one class of common securities outstanding: Common Stock, $0.001 par value per share (the "Common Stock"). On February 12, 2008, there were 24,765,050 shares outstanding. As of May 17, 2007, our common shares were subject to a 20 for 1 reverse split. All references to our shares in this Form 10-QSB include the effect of this reverse split of our common stock. The Company is also authorized to issue 1,000,000 shares of Preferred Stock, par value $0.10 per share, of which 100 shares are Class A Convertible Preferred Stock have been issued. See "Item 5 Market for the Company's Common Equity and Related Stockholder Matters."

Transitional Small Business Disclosure Format: Yes: [X] No: [ ]

                             Avalon Oil & Gas, Inc.
               FORM 10-QSB QUARTERLY REPORT FOR THE QUARTER ENDED
                                DECEMBER 31, 2007


                                      INDEX


Part I: FINANCIAL INFORMATION                                               Page
                                                                            ----
Item 1. Financial Statements

Condensed Balance Sheet December 31, 2007 (unaudited).........................3
Condensed Statements of Operations for the Three Months and Nine months ended December 31, 2007 and 2006 (unaudited).............................4
Condensed Statements of Cash Flows for the Nine Months
     ended December 31, 2007 and 2006 (unaudited).............................5
Notes to Condensed Financial Statements (unaudited)...........................7

Item 2. Management's Discussion and Analysis of Financial Condition
     and Results of Operations................................................24

Item 3. Controls and Procedures...............................................27


Part II: OTHER INFORMATION

Item 1. Legal Proceedings.....................................................28

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds...........28

Item 3. Defaults Upon Senior Securities.......................................28

Item 4. Submission of Matters to a Vote of Security Holders...................29

Item 5. Other Information.....................................................29

Item 6. Exhibits .............................................................29

Signature ....................................................................31


                                    AVALON OIL AND GAS, INC.
                              CONDENSED CONSOLIDATED BALANCE SHEET
                                        December 31, 2007
                                           (Unaudited)
                                             Assets

Current assets:
     Cash and cash equivalents                                                       $    184,783
     Marketable securities                                                                 33,971
     Accounts receivable                                                                   24,838
     Deposits                                                                               3,138
     Notes receivable                                                                     100,000
     Prepaid expenses                                                                      29,262
                                                                                     ------------

        Total current assets                                                              375,992
                                                                                     ------------

Property and equipment
     Equipment, net of depreciation of $6,190                                              34,376
     Producing oil and gas properties, net of depletion of $89,663 and
        impairment of $93,999                                                             819,860
                                                                                     ------------

        Total property and equipment                                                      854,236

Goodwill                                                                                   33,943
Intellectual property rights, net of amortization of $217,130 and
     impairment of $371,925                                                             1,208,597
                                                                                     ------------

                                                                                     $  2,472,768
                                                                                     ============
                              Liabilities and Shareholders' Deficit
Current liabilities:
      Accounts payable                                                                     84,831
      Notes payable  - related party                                                       72,500
      Accrued liabilities                                                                  17,467
                                                                                     ------------

         Total current liabilities                                                        209,298
                                                                                     ------------

Accrued ARO liability                                                                      32,025
Minortiy interest in subsidary                                                               --
Commitments and contingencies                                                                --

Shareholders' equity:
      Preferred stock, Series A, $0.10 par value, 1,000,000 shares authorized,
        100 shares issued and outstanding, including beneficial conversion feature        500,000
      Common stock, $0.001 par value, 50,000,000 shares authorized,
        24,765,050 shares issued and outstanding                                           24,765
      Additional paid-in capital                                                       23,994,326
      Stock subscription receivable                                                       (50,500)
      Other comprehensive income                                                           (3,635)
      Accumulated (deficit)                                                           (22,199,511)
                                                                                     ------------
         Total shareholders' equity                                                     2,231,445
                                                                                     ------------
                                                                                     $  2,472,768
                                                                                     ============


                                           AVALON OIL AND GAS, INC.
                               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                       For The Three and Nine Months Ended December 31, 2007 and 2006
                                                 (Unaudited)

                                                          Three months ended,             Nine months ended,
                                                              December 31,                   December 31,
                                                         2007            2006            2007            2006
                                                     ------------    ------------    ------------    ------------
Oil and Gas Sales                                    $     78,304    $     20,723    $    178,610    $     26,813

Operating expenses:
     Lease operating expense, serverance taxes and
     ARO accretion                                         31,035          22,334         102,646          27,658
     Selling, general and administrative expenses         304,482         191,098         956,802         481,173
     Stock-based compensation                             326,000         283,814       1,786,610       1,418,537
     Depreciation, depletion and amortization              76,249          14,764         236,740          14,963
                                                     ------------    ------------    ------------    ------------
        Total operating expenses                          737,766         512,010       3,082,798       1,942,331
                                                     ------------    ------------    ------------    ------------

        Loss from operations                             (659,462)       (491,287)     (2,904,188)     (1,915,518)

Other Income (Expenses)
     Interest income                                          881          10,920          15,864          16,969
     Realized losses on marketable securites                7,181                          (8,943)
     Interest expense:
        Related party                                      (6,173)        (40,512)        (31,036)       (107,179)
                                                     ------------    ------------    ------------    ------------
Loss from Continuing Operations before
     Income Taxes                                        (657,573)       (520,879)     (2,928,303)     (2,005,728)

Provision (benefit) for income taxes                         --              --              --              --

Net loss before minority interest                        (657,573)       (520,879)     (2,928,303)     (2,005,728)

Minority interest in loss of subsidary                      5,183            --             5,183            --
                                                     ------------    ------------    ------------    ------------

Net loss                                                 (652,390)       (520,879)     (2,923,120)     (2,005,728)

Preferred Stock Dividend                                  (10,000)        (10,000)        (30,000)        (30,000)
                                                     ------------    ------------    ------------    ------------

Loss attributable to common stock
     after preferred stock dividends                 $   (662,390)   $   (530,879)   $ (2,953,120)   $ (2,035,728)
                                                     ============    ============    ============    ============

Basic and diluted loss per common share              $      (0.03)   $      (0.05)   $      (0.15)   $      (0.19)
                                                     ============    ============    ============    ============
Basic and diluted weighted average
     common shares outstanding                         22,706,111      10,092,623      20,262,326      10,556,921
                                                     ============    ============    ============    ============
The components of other comprehensive income:
     Net loss                                        $   (657,573)   $   (520,879)   $ (2,928,303)     (2,005,728)
     Unrealized gains on available-for-sale
        marketable securites                                7,193            --            14,008            --
                                                     ------------    ------------    ------------    ------------

Comprehensive income (loss)                          $   (650,380)   $   (520,879)   $ (2,914,295)   $ (2,005,728)
                                                     ============    ============    ============    ============



                                AVALON OIL AND GAS, INC.
                     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                  For The Nine Months Ended December 31, 2007 and 2006
                                       (Unaduited)

                                                                   2007           2006
                                                               -----------    -----------
Cash flows from operating activities:
     Net loss                                                  $(2,928,303)   $(2,005,728)
     Adjustments to reconcile net (loss) to net cash used in
        operating activities:
           Depreciation                                              4,796            563
           Depletion                                                66,328         14,400
           Amortization                                            165,617         31,080
           Amortization of loan discount to interest expense          --          100,000
           Stock-based compensation                              1,789,410      1,418,537
     Changes in operating assets and liabilities:
        Marketable securities                                       (2,924)          --
        Accounts receivable                                        (13,195)       (34,829)
        Prepaid expenses                                            25,585          7,549
        Deposits                                                      --           (3,138)
        Accounts payable and other accrued expenses                 38,521        (93,209)
        Asset retirement obligation                                  2,184           --
                                                               -----------    -----------
           Net cash used in operating activities               $  (851,981)   $  (564,775)
                                                               -----------    -----------

Cash flows from investing activities:
      Purchase of Leak Location Technologies                        (5,000)
      Proceeds from UMTI stock purchase                               --          269,650
      Proceeds from Intell-well stock purchase                        --          202,500
      Purchase of Oiltek                                           (13,593)          --
      Note receivable                                              (35,000)       (65,000)
      Purchase of fixed assets                                      (2,210)        (7,964)
      Disposal of fixed assets                                         194           --
      Additions to oil and gas properties                         (313,717)      (291,892)
                                                               -----------    -----------
         Net cash (used) in provided by investing activities      (369,326)       107,294
                                                               -----------    -----------
Cash flows from financing activities:
      Proceeds from sale of common stock                           531,294      1,514,527
      Preferred stock dividends                                    (20,000)          --
      Syndication fees paid                                         (6,565)       (74,660)
      Proceeds from issuance of note payable                          --          100,000
                                                               -----------    -----------
         Net cash provided by financing activities                 504,729      1,539,867
                                                               -----------    -----------
Effect of unrealized gains on marketable
      securities held for resale                                       824           --
Net increase (decrease) in cash
     and cash equivalents                                         (715,754)     1,082,386

Cash and cash equivalents,
     Beginning of period                                           900,537         43,818
                                                               -----------    -----------
Cash and cash equivalents,
     End of period                                             $   184,783    $ 1,126,204
                                                               ===========    ===========


                                AVALON OIL AND GAS, INC.
                     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                  For The Nine Months Ended December 31, 2007 and 2006

Supplemental cash flow information:
     Cash paid during the period for:
        Interest                                                  $     --     $     --
                                                                  ==========   ==========
        Income taxes                                              $     --     $     --
                                                                  ==========   ==========

     Non-cash investing and financing transactions:
        Common stock issued in exchange for consulting services   $1,539,085   $1,253,204
                                                                  ==========   ==========
        Common stock issued for directors' fees                   $  220,000   $     --
                                                                  ==========   ==========
        Preferential conversion feature of loan                   $   25,852   $     --
                                                                  ==========   ==========
        Warrants issued in exchange for services                  $   30,325   $    4,180
                                                                  ==========   ==========
        Warrants issued in exchange for directors' fees           $     --     $  161,153
                                                                  ==========   ==========
        Common stock issued for accrued liabilites                $     --     $   34,500
        Common stock issued for acquisition of oil and
           gas properties                                         $     --     $  301,400
                                                                  ==========   ==========
        Common stock issued for technologies acquired             $     --     $1,289,500
                                                                  ==========   ==========
        Common stock issued on conversion of notes payable        $   40,000   $     --
                                                                  ==========   ==========





                                            6

                             AVALON OIL & GAS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


Note 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

The Company is currently in the process of raising funds to acquire oil and gas properties and related oilfield technologies, which the Company plans to develop into commercial applications.

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

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates and assumptions.

Basis of Accounting

The Company's financial statements are prepared using the accrual method of accounting. Revenues are recognized when earned and expenses when incurred.

Cash Equivalents

Cash and cash equivalents consist primarily of cash on deposit, certificates of deposit, money market accounts, and investment grade commercial paper that are readily convertible into cash and purchased with original maturities of three months or less. The Company maintains its cash balances at several financial institutions. Accounts at the institutions are insured by the Federal Deposit Insurance Corporation up to $100,000. At December 31, 2007 $74,512 of the Company's cash balances are in excess of insured amounts.

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

The fair value of substantially all securities is determined by quoted market prices. Gains or losses on securities sold are based on the specific identification method. As of December 31, 2007, all investments are considered to be available-for-sale for financial reporting purposes.

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

Under the full cost method, the net book value of natural gas and oil properties, less related deferred income taxes, may not exceed a calculated "ceiling". The ceiling is the estimated after-tax future net revenue from proved natural gas and oil properties, discounted at ten percent (10%) per annum, plus the lower of cost or fair market value of unproved properties adjusted for the present value of all future oil and gas hedges. In calculating future net revenues, prices and costs in effect at the time of the calculation are held constant indefinitely, except for changes that are fixed and determinable by existing contracts. The net book value is compared to the ceiling on a quarterly basis. The excess, if any, of the net book value above the ceiling is required to be written off as an expense. During the nine months ended December 31, 2007, the Company did not recognize any impairment expense.

Other Property and Equipment

Other property and equipment is reviewed on an annual basis for impairment and as of December 31, 2007, the Company had not identified any such impairment. Repairs and maintenance are charged to operations when incurred and improvements and renewals are capitalized.

Other property and equipment are stated at cost. Depreciation is calculated using the straight-line method for financial reporting purposes and accelerated methods for tax purposes.

Their estimated useful lives are as follows:

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

The Company evaluates recoverability of identifiable intangible assets whenever events or changes in circumstances indicate that intangible assets carrying amount may not be recoverable. Such circumstances include, but are not limited to: (1) a significant decrease in the market value of an asset, (2) a significant adverse change in the extent or manner in which an asset is used, or
(3) an accumulation of cost significantly in excess of the amount originally expected for the acquisition of an asset. The Company measures the carrying amount of the assets against the estimated undiscounted future cash flows associated with it.

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

Warrants

The value of warrants issued is recorded at their fair values as determined by use of a Black Scholes Model at such time or over such periods as the warrants vest.

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

In December 2007, the FASB issued SFAS No. 141 (revised 2007), "Business Combinations" ("SFAS 141(R)"). SFAS 141(R) will change the accounting for business combinations. Under SFAS No. 141(R), an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS No. 141(R) will change the accounting treatment and disclosure for certain specific items in a business combination. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. SFAS 141(R) will impact the Company in the event of any future acquisition.

In December 2007, the FASB issued SFAS No. 160, "Non-controlling Interests in Consolidated Financial Statements--an amendment of Accounting Research Bulletin No. 51" ("SFAS 160"). SFAS 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008. The Company does not believe that SFAS 160 will have a material impact on its consolidated financial statements.

Reclassifications

Certain reclassifications have been made to the prior years' financial statements to conform to the current year presentation. These reclassifications had no effect on previously reported results of operations or retained earnings.

Note 2: RELATED PARTY TRANSACTIONS

Promissory Notes

On May 8, 2005, a shareholder loaned the Company $100,000 for working capital in exchange for a promissory note. The note carries a 10% interest rate and matured on November 8, 2006. The Company entered into an agreement with the noteholder to extend the due date until May 8, 2008. The note holder has the right to convert the note and accrued interest at the rate of $0.20 per share. The value of this conversion feature was treated as a loan discount for the full $100,000 of the loan and is being amortized to interest expense over the life of the loan. Amortization of $100,000 was included in interest expense for the year ended March 31, 2007.

On May 8, 2007 the loan was extended for one year. The conversion feature of the note was valued at $25,852 and was treated as prepaid loan costs. During the nine months ended December 31, 2007 $25,852 was amortized to interest expense.

On October 19, 2007, the note holder converted $30,000 of principal plus accrued interest of $16,152 for 1,350,000 shares of common stock.

On November 30, 2007, the note holder converted $10,000 of principal for 950,000 shares of common stock.

Convertible notes payable in the amount of $12,500 dated November 28, 2006 were issued by Oiltek. The notes bears interest at the rate of 8% per annum, and were due in full on October 1, 2007, but such due date was extended for six months until April 1, 2008. The notes are convertible by the holder into common stock of Oiltek at a conversion of $0.01 per share. Accrued interest is convertible by the holders into common stock of Oiltek at maturity of the note at a price of $0.02 per share.

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

During the nine months ended December 31, 2007, the Company incurred $30,000 in preferred stock dividends.

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

Note 3: STOCK-BASED COMPENSATION

During the six months ended September 30, 2007, the Company issued its directors an option to purchase 100,000 shares of common stock for directors' fees. The transactions were recorded at the quoted market price of the stock on the date of issuance. The services, valued at $33,187, are included in the accompanying financial statements as "Stock-based compensation".

On October 30, 2007, the Company issued its directors 400,000 shares of common stock for directors' fees. The stock was recorded at the quoted market price of the stock on the date of issuance. The services, alued at $220,000, are included in the accompanying financial statements as "Stock-based compensation".

During the year ended March 31, 2007, the Company also issued 2,128,000 shares of common stock valued at $949,284 for consulting services. Of these shares 1,416,667 valued at $668,833 were treated as not being issued for financial reporting purposes as required by SAB D-90 "Grantor Balance Sheet Presentation of Unvested, Forfeitable Equity Instruments Granted to Non Employees". During the three months ended June 30, 2006, 566,667 shares of those shares valued at $228,833 were earned and included in the accompanying financial statements as "Stock-based compensation".

During the nine months ended December 31, 2007 the Company issued 9,093,642 shares of common stock valued at $322,957 for consulting services. Of these shares 203,687 valued at $33,164 were treated as not being issued for financial reporting purposes as required by SAB D-90 "Grantor Balance Sheet Presentation of Unvested, Forfeitable Equity Instruments Granted to Non Employees".

During the nine months ended December 31, 2007 the Company issued 6,681,750 shares of common stock valued at $4,298,575 for consulting services.

During the nine months ended December 31, 2007 the Company issued warrants with a life of five years to purchase 50,000 shares of common stock at $0.075; 50,000 share of common stock at $1.00; 50,000 shares of common stock at $1.25 and 50,000 shares of common stock at $1.50. These warrants were valued using a Black-Sholes model at $30,325 and included in these financial statements as "Stock-based compensation". On October 1, 2007 these warrants were cancelled.

Note 4: NOTE RECEIVABLE

On December 11, 2006 the Company accepted a note receivable from an individual who is a long time shareholder and consultant to the Company for $65,000, due on April 1, 2007 with an interest rate of 13%. The note is secured by real property. An Interest only payment of $3,163 was made on the note and it was extended until October 1, 2007. The Company is in the process of restructuring the note.

On April 11, 2007 the Company accepted a note receivable from an individual who is a long time shareholder and consultant to the Company for $10,000, due on October 1, 2007 with an interest rate of 13%. The note has been paid.

On September 12, 2007 the Company accepted a note receivable from a company for $25,000, due on November 5, 2007 with an interest rate of 10%. The note is unsecured. The loan was to a business associate in connection with the acquisition of oil and gas properties. The Company expects to be repaid by the end of February, 2008.

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

The Company is delinquent filing tax returns with the Internal Revenue service and state taxing authorities. The company is currently in the process of filing these delinquent returns. The filing of theses returns should result in a net operating loss (NOL) carry forward which would create a deferred tax asset that would be fully reserved.

Note 6: SHAREHOLDERS' EQUITY

On May 15, 2007, the Board of Directors approved and implemented a reverse stock split and established a ratio of 1-for 20. This move followed a vote by written consent of the stockholders dated April 23, 2007 and an action by written consent of the Board of Directors on April 25, 2007. The Company's common stock began trading on a reverse-split basis on May 15, 2007. As a result of the reverse stock split, every 20 shares of common stock were combined into one share of common stock. The reverse stock split affects all shares of common stock, stock options and warrants outstanding as of and immediately prior to the effective time of the reverse stock split. Fractional shares equal or greater to one-half share are rounded up, and fractional shares less then one-half are rounded down. The effect of this reverse stock split has been applied in the consolidated financial statements and notes to consolidated financial statements.

On April 18, 2006, the Company authorized the issuance of 135,000 shares of common stock valued at $94,500 for consulting services.

In May 2006, the Company issued 109,000 shares of common stock and warrants to purchase 50,000 shares of common stock at a price of $2.00 per share. These warrants expire in May 2014. The purchase price for the shares and the warrants was $100,000.

On May 1, 2006, the Company granted to its directors warrants to purchase 100,000 shares of common stock at a price of $0.5 per share for director services. These warrants expire on May 1, 2011. These warrants were exercised in March 2007.

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

During the nine months ended December 31, 2007 the Company issued 6,681,750 shares of common stock valued at $4,298,575 for consulting services.

During the nine months ended December 31, 2007, 2,934,707 shares of common stock with cash proceeds of $722,451 were sold pursuant to the Regulation S Stock Purchase agreement.

During the nine months ended December 31, 2007 the Company issued warrants with a life of five years to purchase 50,000 shares of common stock at $0.075; 50,000 share of common stock at $1.00; 50,000 shares of common stock at $1.25 and 50,000 shares of common stock at $1.50. These warrants were valued using a Black-Sholes model at $30,325 and included in these financial statements as "Stock-based compensation". Pursuant to cancellation of the consulting agreement on October 1, 2007 these warrants were cancelled.

Information with respect to stock warrants outstanding is follows:

                                        Expired,
 Exercise   Outstanding               Exercised or    Outstanding    Expiration
  Price    June 30, 2007    Granted    Cancelled     Dec. 31, 2007      Date
  -----    --------------   -------    ---------     -------------      ----
 Warrants:
  $0.20        125,000        -0-         -0-            125,000      12/8/2012
  $0.20        100,000        -0-       100,000              -0-      3/31/2011
  $0.60        150,000        -0-         -0-            150,000       3/6/2013
  $0.50          -0-        100,000     100,000              -0-       5/1/2011
  $0.50          -0-         12,500      12,500              -0-       6/8/2011
  $0.75          -0-         50,000      50,000              -0-      7/16/2012
  $1.00          -0-         50,000      50,000              -0-      7/16/2012
  $1.25          -0-         50,000      50,000              -0-      7/16/2012
  $1.50          -0-         50,000      50,000              -0-      7/16/2012
  $2.00          -0-         50,000      50,000              -0-       5/1/2001


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

For the nine months ended September 30, 2007 and 2006, dilutive shares do not include outstanding warrants to purchase 125,000 shares of common stock at an exercise price of $0.20; 150,000 shares of common stock at an exercise price of $0.60; because the effects were anti-dilutive. Diluted shares does not include shares issuable to the preferred shareholders pursuant to their right to convert preferred stock into sufficient common shares sufficient to equal 40% of the post conversion outstanding shares as the effect would be anti-dilutive.


The following reconciles the components of the EPS computation:

                                                   Income        Shares     Per Share
                                                 Numerator)   (Denominator)   Amount
                                                -----------    -----------   --------

For the nine months ended December 31, 2007:

   Net loss                                     $(2,923,120)
   Preferred stock dividends                        (30,000)
                                                -----------
   Basic EPS loss available to
   common shareholders                          $(2,953,120)    20,262,326   $  (0.15)
   Effect of dilutive securities:
   None                                                --             --          --
                                                -----------    -----------   --------

   Diluted EPS loss available to
   common shareholders                          $(2,953,120)    20,262,326   $  (0.15)
                                                ===========    ===========   ========

For the nine months ended December 31, 2006:
   Net loss                                     $(2,005,728)
   Preferred stock dividends                        (30,000)
                                                -----------
   Basic EPS loss available to
   common shareholders                          $(2,035,728)    10,556,921   $  (0.19)

   Effect of dilutive securities:
   None                                                --             --          --
                                                -----------    -----------   --------

   Diluted EPS loss available to
   common shareholders                          $(2,035,728)    10,556,921   $  (0.19)
                                                ===========    ===========   ========

For the three months ended December 31, 2007:
   Net loss                                     $  (652,390)
   Preferred stock dividends                        (10,000)
                                                -----------
   Basic EPS loss available to
   common shareholders                          $  (662,390)    22,706,111   $  (0.03)
   Effect of dilutive securities:
   None                                                --             --          --
                                                -----------    -----------   --------

   Diluted EPS loss available to
   common shareholders                          $  (662,390)    22,706,111   $  (0.03)
                                                ===========    ===========   ========

For the three months ended December 31, 2006:
   Net loss                                     $  (520,879)
   Preferred stock dividends                        (10,000)
                                                -----------
   Basic EPS loss available to
   common shareholders                          $  (530,879)    10,092,623   $  (0.05)

   Effect of dilutive securities:
   None                                                --             --          --
                                                -----------    -----------   --------

   Diluted EPS loss available to
   common shareholders                          $  (530,879)    10,092,623   $  (0.05)
                                                ===========    ===========   ========


Note 10: SUBSEQUENT EVENTS

None

                                       22

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

In furtherance of the foregoing strategy, we have engaged in the following transactions during the period covered by this report:

On October 17, 2007, we signed a non-binding letter of intent with Gran Tierra Energy Colombia, Ltd. ("Gran Tierra"), a Colombian Energy company, expressing Avalon's intent to acquire Gran Tierra's interest in the Mecaya Block and the Talora Block. On February 6, 2008, we closed on the purchase of the foregoing properties, for which Avalon paid a total of $1,839,399in cash.

On November 1, 2007 the Company closed a transaction to acquire non-operated production in the Lake Washington Field in Plaquemines Parish, Louisiana. Since its discovery in the 1930s, the field has produced approximately 350 million barrels of oil, putting it among the largest oil and gas fields in the United States. This acquisition substantially increases Avalon's daily production of oil and gas. Avalon will hold approximately 0.7% working interest in 3 producing units that are currently making over 1000 barrels of oil per day. Also acquired are like interests in surface production facilities and two salt water injection wells

We plan to raise additional capital during the current fiscal year, but currently have not identified additional funding sources. Our ability to continue operations is highly dependent upon our ability to obtain additional financing, or generate revenues from our acquired oil and gas leasehold interests, none of which can be guaranteed.

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

Operations for the Three Months ended December 31, 2007

As of December 31, 2006, we had $218,754 in cash and marketable securities cash equivalents compared with $1,126,204 on December 31, 2006, a decrease of 80.5%, total assets of $2,472,768, compared with $2,681,893 on December 31, 2006, a decrease of 7.8%, and outstanding liabilities of $209,298, compared with $197,649 on December 31, 2006, an increase of 5.9%.

We had oil and gas sales of $78,304 for the three months ended December 31, 2007, as compared with $20,723 for the three month period ended December 31, 2006, an increase of 277%. Revenues from the sale of oil and gas increased as a result of the purchase of additional oil and gas interests

We had interest income of $881 for the three month period ended December 31, 2007, as compared to interest income of $10,920 for the three month period ending December 31, 2007, a decrease of $10,038.

During the three month period ending December 31, 2007, our lease operating expense was $31,035 as compared with $22,334 for the three month period ended December 31, 2007, an increase of 38%, as a result of the acquisition of several properties over the course of the last 12 months ended December 31, 2007. Our selling, general, and administrative expenses were for the period ended December 31, 2007 was $304,482 as compared to $191,098 for the three month period ended December 31, 2007. Our stock based expenses for the three month period ended December 31, 2007 were $326,000 as compared to $283,814 for the three month period ended December 31, 2007. Our interest expense for the three month period ended December 31, 2007 was $6,173 as compared to $40,512 for the three month period ended December 31, 2007.

Operations for the Nine Months ended December 31, 2007

We had oil and gas sales of $178,610 and interest income of $15,864 for the nine month period ended December 31, 2007, as compared to oil and gas sales of $26,813 and interest income of $16,969 for the nine month period ending December 31, 2006. Revenues from and expenses incurred with respect to the sale of oil and gas increased as a result of the purchase of additional oil and gas properties. During the nine month period ending December 31, 2007, our lease operating expense was $102,646 compared to our lease operating expense of $27,658 for the period ended December 31, 2006. Our selling, general, and administrative expenses for the period ended December 31, 2007 was $958,802, as compared to $281,173 for the period ended December 31, 2006. Our stock based expenses for the nine month period ended December 31, 2007 was $ 1,786,610 as compared to $1,418,537 for the nine months ended December 31, 2006 due to additional compensation paid due to the expansion of the Company's activities. Our interest expense for the nine month period ended December 31, 2007 was $31,036 compared to $107,179 for interest expense for the period ended December 31, 2006.

LIQUIDITY AND CAPITAL RESOURCES

Our cash and cash equivalents were $218,754 on December 31, 2007, compared to $1,126,204 on December 31, 2006. We met our liquidity needs through the issuance of our common stock for cash and the revenue derived from oil and gas operations.

During the three month period ended December 31, 2007 we sold 1,749,945 shares of our common stock and received $440,137 in cash.

During the nine months ended December 31, 2007, we used $369,326 in cash in investing activities. Our financing activities for this period provided cash of $504,729 as compared to $1,539,867 for the same period in 2006.

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

Contractual Obligations

Future payments due on our contractual obligations as of December 31, 2007 are as follows:

                      Total         2007-2008        2009-2010      2011-2012

Notes payable        $72,500         $    -           $    -         $    -


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

ITEM 3. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
------------------------------------------------

Our principal executive and financial officers, after evaluating the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report (the "Evaluation Date"), have concluded that as of the Evaluation Date, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is accumulated and communicated to our management, including our Chief Executive Officer, as appropriate to allow timely decisions regarding required disclosure, and (ii) is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms. Our auditors identified material adjustments in the areas of valuation of marketable securities.

There have been no changes in our internal controls or in other factors that could affect these controls subsequent to the Evaluation Date.


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

On October 12, 2007, the Company converted thirty thousand ($30,000) dollars and all accrued interest on a one hundred thousand ($100,000) dollar note issued to a shareholder on May 8, 2005, into one million three hundred fifty thousand (1,350,000) shares of common stock.

On November 23, 2007, the Company converted ten thousand ($10,000) dollars of principal of the remaining seventy thousand ($70,000) dollar note issued to a shareholder on May 8, 2005, into nine hundred fifty thousand (950,000) shares of common stock.

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

ITEM 5. OTHER INFORMATION.

A) On October 17, 2007, the Company signed a non-binding letter of intent with Gran Tierra Energy Colombia, Ltd. ("Gran Tierra"), a Colombian Energy company, expressing Avalon's intent to acquire Gran Tierra's interest in the Mecaya Block and the Talora Block.

B) On October 30, 2007, the Board of Directors acting by resolution appointed Menno Wiebe and Stephen Newton as directors of the Company, as set forth in the Company's Form 8-K filed on October 31, 2007.

C) On November 1, 2007 the Company in a press release that it had closed a transaction to acquire non-operated production in the Lake Washington Field in Plaquemines Parish, Louisiana, Since its discovery in the 1930s, the field has produced approximately 350 million barrels of oil, putting it among the largest oil and gas fields in the United States. This acquisition substantially increases Avalon's daily production of oil and gas. Avalon will hold approximately 0.7% working interest in 3 producing units that are currently making over 1000 barrels of oil per day. Also acquired are like interests in surface production facilities and two salt water injection wells.

D) On November 13, 2007, the Company announced in a press release the execution of a Letter of Intent for the acquisition of an interest in the Mecaya 1 oil discovery in Colombia. Pursuant the terms of the Letter of Intent, Avalon will acquire a 15% interest in the 74,000 acre Mecaya Block in Colombia. The Mecaya 1 well was drilled by the Colombian National Oil Company, Ecopetrol, in 1989, and tested approximately 665 BOPD (barrels of oil per day) of 27 (degree) API oil, with no water from a sand reservoir at approximately 7,200 feet.

E) On February 6, 2008, the Company announced in a press release the closing of its acquisition of a twenty percent (20%) interest in the Talora Block and a fifteen (15%) interest in the Mecaya Block, in Colombia, from Gran Tierra Energy, Inc., as first reported in the Company's press release dated November 13, 2007

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Form 8-K

1. Filed October 23, 2007, the Company disclosed that the shareholders acting by written consent removed Thad Kaplan from the Board of Directors of the Company and the shareholders appointed Jill Allison, the vice-president of the Company, to replace Mr. Kaplan.

2. Filed October 31, 2007, the Company disclosed that the Board of Directors acting by unanimous consent appointed Menno Wiebe and Stephen Newton as directors of the Company.

3. Filed November 2, 2007, the Company disclosed that it had signed a non-binding letter of intent with Gran Tierra Energy Colombia, Ltd. ("Gran Tierra"), a Colombian Energy company, expressing Avalon's intent to acquire Gran Tierra's interest in the Mecaya Block and the Talora Block.

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


Avalon Oil & Gas, Inc.


By: /s/ Kent Rodriguez
-------------------------------
Date: February 14, 2008
Kent Rodriguez
Chief Executive Officer
Chief Financial and Accounting Officer