Form 10KSB
period 2008-03-31
Avalon Oil & Gas, Inc.
filed 2008-07-15
CIK 918573

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                    For the fiscal year ended March 31, 2008
                         Commission file number: 1-12850

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [X] No [ ]

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or Section 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

    Large accelerated filer [   ]              Accelerated filer [   ]

    Non-accelerated filer [   ]                Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No[X]

The issuer's revenues for its most recent fiscal year were $249,856

The aggregate market value of the Company's common stock held by non-affiliates of the Company on July 10, 2008 was approximately $4,535,687 computed by reference to the average of the closing bid and ask prices as quoted on that date.

Check whether the Company has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [X] No [ ]

The Company has one class of common stock outstanding, $0.001 par value per share (the "Common Stock"). On March 31, 2008, there were 31,767,463 shares outstanding. As of May 17, 2007, our common shares were subject to a 20 for 1 reverse split. All references to our shares in this Form 10-KSB include the effect of this reverse split of our common stock. The Company is also authorized to issue 1,000,000 shares of Preferred Stock, par value $0.10 per share, of which 100 Class A Convertible Preferred Shares have been issued. See "Item 5 Market for the Company's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities."

                             AVALON OIL & GAS, INC.

                                   FORM 10-KSB

                                TABLE OF CONTENTS

PART I                                                                      PAGE

Item 1. Description of Business                                                5

Item 2. Description of Property                                                9

Item 3. Legal Proceedings                                                     10

Item 4. Submission of Matters to a Vote of Security Holders                   10

PART II                                                                       10

Item 5. Market for Common Equity and Related Stockholder Matters and
        Small Business Issuer Purchases of Equity Securities                  10

Item 6.  Management's Discussion and Analysis or Plan of Operation            13

Item 7. Financial Statements                                                  17

Item 8. Changes In and Disagreements with Accountants On Accounting
        and Financial Disclosure                                              17

Item 8A. Controls and Procedures                                              17

Item 8B. Other Information                                                    17

PART III                                                                      17

Item 9. Directors, Executive Officers, Promoters and Control Persons;
        Compliance with Section 16(a) Of the Exchange Act                     17

Item 10. Executive Compensation                                               20

Item 11. Security Ownership of Certain Beneficial Owners and Management
         and Related Stockholder Matters                                      21

Item 12. Certain Relationships and Related Transactions, and Director
         Independence                                                         22

Item 13. Exhibits                                                             22

Item 14. Principal Accountant Fees and Services                               24

SIGNATURES                                                                    25
FINANCIAL STATEMENTS                                                  F-1 - F-22

EXHIBITS

3.1    Restated Articles of Incorporation *
3.2    Restated Bylaws *
3.3    Articles of Incorporation for the State of Nevada *
3.4    Articles of Merger for the Colorado Corporation and the Nevada
       Corporation *
3.5    Bylaws of the Nevada Corporation *
4.1    Specimen of Common Stock *
31.1   Rule 13a-14(a)/15d-14(a) Certifications
32.1   Section 1350 Certifications

*  Incorporated by reference.

                                     PART I


References in this document to "us," "we," the "Registrant," or the "Company" refer to Avalon Oil & Gas, Inc., and its predecessors.

Statements contained in the Form 10-KSB discuss future expectations and plans which are considered forward-looking statements as defined by Section 27 (a) of the Securities and Exchange Act of 1934, as amended. Sentences which incorporate words such as "believes," "intends," "expects," "predicts," "may," "will," "should," "contemplates," "anticipates," or similar statements are based on our beliefs and expectations using the most current information available to us. In view of the fact that our discussions in the Form 10-KSB are based on upon estimates and beliefs concerning circumstances and events which have not yet occurred, the anticipated results are subject to changes and variations as future operations and events actually occur and could differ materially from those discussed in forward-looking statements. Moreover, although we reasonably expect, to the best of our knowledge and belief, that the results to be achieved by us will be as set forth in the following discussion, the following discussion is not a guarantee and there can be no assurance that any of the potential results which are described will occur. Furthermore, there will usually be differences between the forecasted and actual results because events and circumstances frequently do not occur as expected, and the difference may be material.

ITEM 1. DESCRIPTION OF BUSINESS

Business Development

We were originally incorporated in Colorado in April 1991 under the name Snow Runner (USA), Inc. We were the general partner of Snow Runner (USA) Ltd., a Colorado limited partnership to sell proprietary snow skates under the name "Sled Dogs" which was dissolved in August 1992. In late 1993, we relocated our operations to Minnesota and in January 1994 changed our name to Snow Runner, Inc. In November 1994 we changed our name to the Sled Dogs Company. On November 5, 1997, we filed for protection under Chapter 11 of the U.S. Bankruptcy Code. In September 1998, we emerged from protection of Chapter 11 of the U.S. Bankruptcy Code. In May, 1999, we changed our state of domicile to Nevada and our name to XDOGS.COM, Inc. In August 2000, following our bankruptcy, we made a decision to re-focus to a traditional wholesale to retail distributor, and obtained the exclusive North American rights to distribute high-end European outdoor apparel and equipment. We first intended to exploit these rights over the Internet under the name XDOGS.COM, Inc. However, due to the general economic conditions and the ensuing general downturn in e-commerce and internet-based businesses, we decided that to best preserve our core assets we would need to adopt a more traditional strategy. Thus, we abandoned this approach and to better reflect our new focus, we changed our name to XDOGS, Inc. On July 22, 2005, the Board of Directors and a majority of the Company's shareholders approved an amendment to our Articles of Incorporation to change the Company's name to Avalon Oil & Gas, Inc. ("Avalon"), and to increase the authorized number of shares of our common stock from 200,000,000 shares to 1,000,000,000 shares, par value of $0.001, and engage in the acquisition of producing oil and gas properties.

Acquisition Strategy

Our strategy is to acquire oil and gas producing properties that have proven reserves and established in-field drilling locations with a combination of cash, debt, and equity. We believe that acquisition of such properties minimizes our risk, allows us to generate immediate cash flow, and provides in-field drilling locations to expand production within the proven oil and gas fields. We will aggressively develop these low cost/low risk properties in order to enhance shareholder value. In addition, Avalon's technology group acquires oil production enhancing technologies. Through its strategic partnership with UTEK Corporation, (UTK: ASE) a transfer technology company, Avalon is building an asset portfolio of innovative technologies in the oil and gas industry to maximize enhancement opportunities at its various oil and gas properties.

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

On May 31, 2007 we announced the purchase of a 15% stake in the oil wells in the Janssen Prospect, Karnes County, Texas (the "Janssen Well").

On October 31, 2007, we announced in a press release that we closed upon the acquisition of non-operated production in the Lake Washington Field in Plaquemines Parish, Louisiana. Since its discovery in the 1930, the Lake Washington Field has produced approximately 350 million barrels of oil. We hold approximately a .7% working interest in 3 units that are currently producing over 1000 barrels of oil per day.

On April 7, 2008 we announced in a press release our acquisition in December 2007 of a 5% working interest in the 1,280 Waters prospect. The first well is being drilled between two gas wells that the produced over 500 million cubic feet of natural gas in the two years they have been in production. Estimated recoverable reserves from the Waters well are projected to exceed 1.3 billion cubic feet of natural gas.

On July 2, 2008, we announced in a press release dated July 2, 2008 that we have signed a letter agreement to acquire all of the oil and gas producing assets owned by Bedford Energy, Inc. in the East Chandler Field, Lincoln County, Oklahoma. We will increase our current interest in the Grace #2 well and acquire working interests in four other producing wells in the East Chandler Field, the Grace #1, Grace #3, Grace #5A and Grace #6 wells, as follows:

     o We are increasing our working interest in the Grace #2 from 2.5% to 7.5%; and increased our net revenue interest in the Grace #2 to 11.95%. We initially acquired our working interest in the Grace #2 well in June, 2008.

     o We are acquiring a 10% working interest and 13.825% net revenue interest in the Grace #1, Grace #3, Grace #5A and Grace #6 wells.

     o We are acquiring a salt water disposal well and offset and development acreage in the two quarter sections of the East Chandler Field.

On October 17, 2007, we signed a non-binding letter of intent with Gran Tierra Energy Colombia, Ltd. ("Gran Tierra"), a Colombian Energy company, expressing our intent to acquire Gran Tierra's interest in the Mecaya Block and the Talora Block. Pursuant to the non-binding letter of intent, we are required to pay $1,500,000 in cash for Gran Tierra's interest in the Mecaya Block. However, at this time our management does not believe that the terms of the non-binding letter of intent will be complied with, or that we will enter into a definitive agreement.

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

On September 22, 2007 the Company entered into an agreement with respect to its purchase of a 75.6% interest in Oiltek, Inc. ("Oiltek") for $50,000 and the right of Oiltek to market Avalon's intellectual property.

ENVIRONMENTAL MATTERS

During the last three fiscal years, compliance with environmental laws and regulations did not have a specific impact on the Company's operations. The Company does not anticipate that it will incur any material capital expenditures for environmental control facilities for environmental facilities during the next fiscal year.

EMPLOYEES

As of March 31, 2008 we had two full time employees consisting of our President, Mr. Kent Rodriguez, and Vice President, Ms. Jill Allison. The Board has retained William Anderson, Glen Harrod, Mark Oliver, William Graham, Thomas Bugbee, Gary Browning and Bruce Merrifield, as advisors. We do not have any part time employees at this time.

RESEARCH AND DEVELOPMENT

During the last three fiscal years, we did not incur research and development expenses.

ITEM 2.  DESCRIPTION OF PROPERTY

Our corporate office is located at 7808 Creekridge Circle, Suite 105, Minneapolis, MN 55439. This office space is leased from an unaffiliated third party on three year lease, which ends on December 1, 2009, for a monthly rental of $3,100.00.

On October 17, 2007, we signed a non-binding letter of intent with Gran Tierra Energy Colombia, Ltd. ("Gran Tierra"), a Colombian Energy company, expressing our intent to acquire Gran Tierra's interest in the Mecaya Block and the Talora Block. Pursuant to the non-binding letter of intent, we are required to pay $1,500,000 in cash for Gran Tierra's interest in the Mecaya Block. However, at this time our management does not believe that the terms of the non-binding letter of intent will be complied with, or that we will enter into a definitive agreement.

On July 2, 2008 , we announced in a press release dated July 2, 2008 that we have signed a letter agreement to acquire all of the oil and gas producing assets owned by Bedford Energy, Inc. in the East Chandler Field, Lincoln County, Oklahoma. We will increase our current interest in the Grace #2 well and acquire working interests in four other producing wells in the East Chandler Field, the Grace #1, Grace #3, Grace #5A and Grace #6 wells, as follows:

     o We are increasing our working interest in the Grace #2 from 2.5% to 7.5%; and increasing our net revenue interest in the Grace #2 to 11.95%. We initially acquired our working interest in the Grace #2 well in June, 2008.

     o We are acquiring a 10% working interest and 13.825% net revenue interest in the Grace #1, Grace #3, Grace #5A and Grace #6 wells.

     o We are acquiring a salt water disposal well and offset and development acreage in the two quarter sections of the East Chandler Field.


ITEM 3.  LEGAL PROCEEDINGS

Avalon Oil & Gas is not a party to any pending legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.


                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

(a) Principal Market or Markets

Effective with the close of business on June 19, 1997, our Common Stock was delisted from the NASDAQ Small Cap Market. In June of 1997, our Common Stock began trading on the NASD Over-the-Counter Bulletin Board ("OTCBB"). Market makers and other dealers provided bid and ask quotations of our Common Stock. We trade under the symbol "AOGN.OB".

The table below represents the range of high and low bid quotations of our Common Stock as reported during the reporting period herein. The following bid price market quotations represent prices between dealers and do not include retail markup, markdown, or commissions; hence, they may not represent actual transactions. For the purposes of the Fiscal Year Ended March 31, 2008, the prices have been modified to reflect the one-for-twenty (1:20) reverse stock split effectuated May 15, 2007.

                                           High                     Low
Fiscal Year Ended
March 31, 2008

First Quarter                             $ 0.70                  $ 0.33
Second Quarter                              0.85                    0.45
Third Quarter                               0.62                    0.27
Fourth Quarter                              0.41                    0.09




                                           High                     Low
Fiscal Year Ended
March 31, 2007

First Quarter                             $ 3.00                  $ 0.20
Second Quarter                              4.00                    2.60
Third Quarter                               2.60                    1.20
Fourth Quarter                              1.20                     .40

(b) Approximate Number of Holders of Common Stock

As of June 30, 2008, 38,954,802 shares of our Common Stock were outstanding and the number of holders of record of our Common Stock at that date was approximately 947. However, we estimate that there are a significantly greater number of shareholders because a substantial number of our shares are held in nominee names by brokerage firms.

(c) Dividends

No dividends on the Common Stock were paid by us during the fiscal year ended March 31, 2008, or the fiscal year ended 2007, nor do we anticipate paying dividends on Common Stock in the foreseeable future. Holders of Common Stock are entitled to receive such dividends as may be declared by our Board of Directors.

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

Regardless of whether or not the Series A Preferred Stock has been converted to our Common Stock, the Series A Preferred Stockholder is entitled to vote, at all times, on an as-if converted basis. The Preferred Stockholder, Mr. Rodriguez, has the right to vote the Series A Preferred Stock together with his other holdings in the Company.

Other than the Series A Preferred Stock, no preferred stock has been issued. See Item *11, Security Ownership of Certain Beneficial Owners and Management".



SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS.

The Company does not have any securities authorized for issuance under equity compensation plans.

RECENT SALES OF UNREGISTERED SECURITIES

The Company has sold the following unregistered securities between January 1, 2008 and March 31, 2008:

During the year ended March 31, 2008 the Company issued 2,813,320 shares of common stock valued at $1,570,084 for consulting services.

During the year ended March 31, 2008, 4,994,739 shares of common stock with cash proceeds of $965,418 were sold pursuant to a Regulation S Stock Purchase Agreement.

During the year ended March 31, 2008 the Company issued warrants with a life of five years to purchase 50,000 shares of common stock at $0.075; 50,000 shares of common stock at $1.00; 50,000 shares of common stock at $1.25 and 50,000 shares of common stock at $1.50. These warrants were valued using a Black-Sholes model at $30,325 and included in these financial statements as "Stock-based compensation". These warrants were cancelled on October 1, 2007

All other unregistered securities sold by the Company during the past three years, but prior to January 1, 2008, have been included in the Company's 10-QSB filings.

All of the unregistered securities sold were issued directly by the Company, and no commissions or fees were paid in connection with any of these transactions. The transactions were private, and the Company endeavored to comply both with Regulation D, and also Section 4(2) of the Securities Act of 1933, as amended, as exemption(s) from registration. The Company exercised reasonable care to assure that the purchasers of the securities are not underwriters and were "accredited investors" under Regulation D and/or sophisticated investors.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

RESULTS OF OPERATIONS AND PLAN OF OPERATION

The following discussion and analysis should be read in conjunction with out financial statements and notes related thereto. The discussion of results, causes and trends should not be construed to infer conclusions that such results, causes or trends necessarily will continue in the future.

Operations

As of March 31, 2008, we had current and total assets of $335,148, and total current liabilities of $220,147. We had oil and gas sales of $249,856, for the year ended March 31, 2008. During this period, lease operating expense was $150,136, our selling, general, and administrative expenses $1,225,206, our interest income was $17,253 and our stock-based consulting and compensation expense relating to stock issued for services was $1,747,860.

As of March 31, 2007, we were acquiring oil and gas producing properties with a combination of cash, debt, and equity. In addition, we have, through our strategic alliance with UTEK, Inc., acquired three innovative oil and gas technologies. We had current assets of $1,040,360, total assets of $2,993,201 and total liabilities of $201,672. We had oil and gas sales of $49,671, for the year ended March 31, 2007. During this period, lease operating expense was $54,318, our selling, general, and administrative expenses $743,137, our interest expense was $123,333 and our stock-based consulting and compensation expense relating to stock issued for services was $2,054,541.

Liquidity and Capital Resources

Cash balance amounted to $108,688 and $900,537 as of March 31, 2008 and March 31, 2007, respectively.

Operating activities

Net cash used by operating activities for the year ended March 31, 2008 was $1,080,401 compared to $815,992 provided in the year ended March 31, 2007.

The Company had a net loss of $3,234,710 for the year ended March 31, 2008 compared to a net loss of $3,440,222 for the year ended March 31, 2007. Net accounts receivable for the year ended March 31, 2008 was $11,830 compared to $11,643 for the year ended March 31, 2007.

Investing activities

For the twelve months ended March 31, 2008 we used ($715,300) in investing activities compared to $137,303 provided in the twelve months ended March 31, 2007.

Financing activities

Our financing activities for the period ended March 31, 2008 provided cash of $1,003,852 as compared to $1,539,867 for the period ended March 31, 2007. We plan to raise additional capital during the coming fiscal year.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Material Commitments

We have no material commitments during the next twelve (12) months.

Purchase of Significant Equipment

During the twelve months ended March 31, 2008, we used $10,672 for the purchase of equipment, compared to $37,282 in equipment for the year ended March 31, 2007.

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

There can be no assurance that, even with adequate financing or combined operations, we will generate sufficient revenues to be profitable.

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

On October 31, 2007, we announced in a press release that we closed upon the acquisition of non-operated production in the Lake Washington Field in Plaquemines Parish, Louisiana. Since its discovery in the 1930, the Lake Washington Field has produced approximately 350 million barrels of oil. We hold approximately a .7% working interest in 3 units that are currently producing over 1000 barrels of oil per day.

On October 17, 2007, we signed a non-binding letter of intent with Gran Tierra Energy Colombia, Ltd. ("Gran Tierra"), a Colombian Energy company, expressing our intent to acquire Gran Tierra's interest in the Mecaya Block and the Talora Block. Pursuant to the non-binding letter of intent, we are required to pay $1,500,000 in cash for Gran Tierra's interest in the Mecaya Block. However, at this time our management does not believe that the terms of the non-binding letter of intent will be complied with, or we will enter into a definitive agreement.

On April 7, 2008 we announced in a press release our acquisition in December 2007 of a 5% working interest in the 1,280 Waters prospect. The first well is being drilled between two gas wells that the produced over 500 million cubic feet of natural gas in the two years they have been in production. Estimated recoverable reserves from the Waters well are projected to exceed 1.3 billion cubic feet of natural gas.

On July 2, 2008, we announced in a press release dated July 2, 2008 that we have signed a letter agreement to acquire all of the oil and gas producing assets owned by Bedford Energy, Inc. in the East Chandler Field, Lincoln County, Oklahoma. We will increase our current interest in the Grace #2 well and acquire working interests in four other producing wells in the East Chandler Field, the Grace #1, Grace #3, Grace #5A and Grace #6 wells, as follows:

     o We are increasing our working interest in the Grace #2 from 2.5% to 7.5%; and increased our net revenue interest in the Grace #2 to 11.95%. We initially acquired our working interest in the Grace #2 well in June, 2008.

     o We are acquiring a 10% working interest and 13.825% net revenue interest in the Grace #1, Grace #3, Grace #5A and Grace #6 wells.

     o We are acquiring a salt water disposal well and offset and development acreage in the two quarter sections of the East Chandler Field.

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

During the past several years, we have attempted, without success, to generate revenues and profits. For the year ended March 31, 2008, we incurred a net loss of $3,234,710. We cannot assure that we will ever be profitable.

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

We are dependent upon our key personnel.

We are highly dependent upon the services of Kent A. Rodriguez, our President and Chief Executive Officer. If he terminated his services with us, our business would suffer.

There is only a limited trading market for our securities.

Our Common Stock is traded on the OTC Bulletin Board. The prices quoted may not reflect the price at which you can resell your shares. Because of the low price of our stock, we are subject to particular rules of the U.S. Securities and Exchange Commission that make it difficult for stock brokers to solicit customers to purchase our stock. This reduces the number of potential buyers of our stock and may reduce the value of your shares. There can be no assurance that a trading market for our stock will continue or that you will ever be able to resell your shares at a profit, or at all.

No dividends are anticipated to be paid.

We presently pay no dividends. We have never paid any cash dividends and do not expect to do so in the future. If you need current income, you should not purchase our stock.

Our management controls us.

Our current officers and directors own approximately 42% of our outstanding stock and are able to affect the election of the members of our Board of Directors and make corporate decisions. Mr. Rodriguez, by his ownership of Class A Preferred Stock, has the right to vote 40% of our voting securities. Accordingly, even if we issue additional shares to third parties, Mr. Rodriguez will continue to control at least 40% of our voting securities. This voting concentration may also have the effect of delaying or preventing a change in our management or control or otherwise discourage potential acquirers from attempting to gain control of us. If potential acquirers are deterred, you may lose an opportunity to profit from a possible acquisition. See "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters" and "Market for Common Equity and Related Stockholder Matters".

A significant number of shares will become eligible for public sale, potentially depressing our stock price.

Under the SEC's Rule 144, shares issued in issuances which are not registered with the SEC generally first become eligible for public resale after six months. Shareholders who are affliates of us generally may resell only a limited number of their privately acquired shares after six months. After six months, stockholders who are not affiliated with us may resell any number of their privately acquired shares pursuant to Rule 144. The resale of the shares we have privately issued, or the potential for their future public resale, may depress our stock price.

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On September 24, 2007 Murrell Hall McIntosh & Co., PLLP ("MHM"), resigned as our independent certified accountant for business reasons unrelated to any disagreement between MHM and us or our management

As reported on the Form 8-K filed on September 27, 2007, we engaged Bernstein & Pinchuk, LLP ("B&P") as our certifying accountant to audit our financial statements.

ITEM 8A.  CONTROLS AND PROCEDURES

Our principal executive and financial officers, after evaluating the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of the most recently completed quarter covered by this report, have concluded that as of the end of the most recently completed quarter, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is accumulated and communicated to our management, including our Chief Executive Officer, as appropriate to allow timely decisions regarding required disclosure, and (ii) is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms.

There have been no changes in our internal controls or in other factors that could affect these controls during or subsequent to the end of the most recently completed quarter.

ITEM 8B.  OTHER INFORMATION

None.




                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Our Directors and Executive Officers are shown below:

Name                       Age            Position
----                       ---            --------

Kent Rodriguez             48             Chief Executive Officer, President,
                                          Chief Financial Officer, Secretary,
                                          Director

Jill Allison               40             Vice President

Douglas Barton             67             Director

Menno Wiebe                60             Director

Stephen Newton             56             Director

Each Director is serving a term of office, which will continue until the next annual meeting of shareholders and until the election and qualification of his respective successor.

KENT A. RODRIGUEZ

Mr. Rodriguez joined the Company as Chief Executive Officer, President, and Chief Executive Officer in January, 1997. Since 1995, he has been the Managing Partner of Weyer Capital Partners, a Minneapolis-based venture capital corporation. From 1985 to 1995, he was employed by the First National Bank of Elmore, Elmore, Minnesota, in various capacities. He has a B.A. degree from Carleton College, and an Executive MBA from the Harvard Business School.

JILL ALLISON

Ms. Allison has over 20 years of diversified management experience in business development and technology commercialization. Prior to joining Avalon, she managed a technology strategy consulting practice with focus in the market convergence of physical and IT security industries. Her venture development background includes market leadership positions with Monsanto, Iridian Technologies, Pinkertons and Cylink Corporation. She holds a B.A. in Economics from Gustavus Adolphus College; a Master's in International Management (MIM) in Marketing from the American Graduate School of International Management (Thunderbird), Glendale, AZ; and an MBA in Strategic and Entrepreneurial Management from the Wharton School of the University of Pennsylvania, where she focused on strategic alliances and management of technology.

DOUGLAS BARTON

Mr. Barton has served as a Director of the Company since November, 1998. From 1987 to the present, he has been the President and sole owner of Venture Communications, Inc., a private promotion, development, and marketing consulting firm. He has a B.S. degree in Economics/History from the University of Minnesota.

MENNO WIEBE

Since 2006, Menno Wiebe has been serving as Canadian Heavy Oil Aggregator at Surge Global Energy, and has also been working on private client initiation and funding. He holds a Bachelors of Science in Geology from the University of Manitoba, Canada, and a Masters of Business Administration from the University of Warwick, England. He is a member of the American Association of Petroleum, the Geologists' Geological Society of England and the Petroleum Exploration Society of Great Britain. Mr. Wiebe served as Chief Operating Officer and as a Member of the Board of Directors at Deep Well Oil and Gas from 2003-2005, and was Vice President of Exploration of Adulis Resources from 2000-2006. In addition, prior to being owner of Jacobean Resources from 2002-2004, where he served as consultant to various Energy companies around the world, Mr. Wiebe was the Chief Executive Officer of Pertacal Energy, Inc from 2000-2002.

STEPHEN NEWTON

Stephen Newton has been working as an Independent Energy Consultant, serving companies who wish to invest in Latin America since March 2007. He received his Bachelors in Engineering in Mining and Petroleum at the University of Queensland, Brisbane, Australia, and his Masters of Science in Petroleum Engineering at the University of London, United Kingdom. He is a member of the Society of Petroleum Engineers, and is the founding President of the Colombian Petroleum Association (ACP). From 2004-2007, Mr. Newton served as Chief Executive Officer and President of Solana Petroleum Exploration Colombia, as well as serving as a Member of the Board of Directors. He served as Vice President and Member of the Board of Directors for Solana Petroleum Exploration from 2002-2004. Mr. Newton also worked as President and General Manager of AEC Colombia and Ecuador. Prior to this position, Mr. Newton served in various positions with Occidental Petroleum Corporation from 1974-1999, eventually becoming President of OXY Colombia and subsequently Vice President of Worldwide Engineering and Technical Services.

The Company's Directors will serve in such capacity until the next annual meeting of the Company's shareholders and until their successors have been elected and qualified. There are no family relationships among the Company's officers and directors, nor are there any arrangements or understanding between any of the directors or officers of the Company or any other person pursuant to which any officer or director was or is to be selected as an officer or director. The Directors took action eight (8) times by written consent during the fiscal year ended March 31, 2008.

In 1999, the Board of Directors established a Compensation Committee. It is currently comprised of Messrs. Barton Wiebe and Newton The Compensation Committee held one meeting in fiscal 2008.

In May 2000, the Board of Directors established an Audit Committee. It is currently comprised of Messrs. Barton Wiebe and Newton.. The Audit Committee held one meeting in fiscal 2008.

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

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934 (the "34 Act") requires our officers and directors and persons owning more than ten (10%) percent of our Common Stock to file initial reports of ownership and changes in ownership with the Securities and Exchange Commission ("SEC"). Additionally, Item 405 of Regulation S-B under the 34 Act requires us to identify in our Form 10-KSB and proxy statement those individuals for whom one of the above referenced reports was not filed on a timely basis during the most recent fiscal year or prior fiscal years. Given these requirements, we have the following report to make under this section. None of our officers or directors, and all persons owning more than ten percent of its shares have filed the subject reports, if required, on a timely basis during the past fiscal year.


ITEM 10.  EXECUTIVE COMPENSATION

COMPENSATION OF BOARD OF DIRECTORS

Members of the Board of Directors receive no cash compensation for their service on the Board of Directors, the Compensation Committee or the Audit Committee but are reimbursed for any out-of-pocket expenses incurred by them in connection with our business. The Company has issued Mr. Barton warrant(s) to purchase
100,000 shares of The Company's Common Stock at $0.01 per share and warrants to purchase 50,000 shares of the Company's Common Stock at $.50 per share. These warrants have been exercised pursuant to a cashless exercise, and Mr. Barton was issued 107,547 shares on May 17, 2007.

On October 30, 2007, in conjunction with Menno Wiebe and Stephen Newton becoming directors of the Company, each was granted 100,000 fully paid and non-assessable shares of Common Stock of the Company for their services as Directors of the Company over the next twelve months.

There are no further material plans, contracts or other arrangements (or amendments thereto) to which Mr. Barton, Mr. Wiebe or Mr. Newton is a party, or in which either person participates, that was entered into or amended, in connection with Mr. Barton Mr. Wiebe or Mr. Newton continuing as or being appointed as a director of the Company.


EXECUTIVE COMPENSATION

The following table sets forth the compensation received for the three fiscal years ended March 31, 2008, 2007 and 2006, by the Company's Chief Executive
Officer (the "Named Executive Officer"). No executive officer of the Company received in excess of $100,000 during that period. Compensation does not include minor business-related and other expenses paid by us for our officers. Such amounts in the aggregate do not exceed $10,000.

                                             SUMMARY COMPENSATION TABLE
                                                                                  Nonqualified
Name and                                     Stock     Option   Non-Equity        Deferred          All Other
principal                 Salary    Bonus    Awards    Awards   Incentive Plan    Compensation      Compensation     Total
position           Year   ($)       ($)      ($)       ($)      Compensation ($)  Earnings ($)      ($)              ($)
(a)                (b)    (c)       (d)      (e)       (f)      (g)               (h)               (i)              (j)
--------           ----   ---       ---      ---       ---      ----------------  ------------      ---              ---
Kent Rodriguez     2008   84,000                                                                                     84,000
CEO and President  2007   84,000                                                                                     84,000
                   2006   84,000(1)                                                                                  84,000


(1) Effective on May 31, 2005, Mr. Rodriguez became subject to an employment agreement pursuant to which he is paid $7,000 per month in wages. Said employment agreement has since expired.

                                       20

Mr. Rodriguez did not receive any other annual compensation, or other compensation during the Company's fiscal years ended March 31, 2008, 2007 or 2006.

OPTION GRANTS IN LAST FISCAL YEAR

The Company did not grant any options to purchase any equity securities of the Company during its fiscal ending March 31, 2008.

EMPLOYMENT AGREEMENTS

We do not currently have employment agreement with any of our employees.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding ownership of our Common Stock as of June 30, 2008 by (i) each person known by us to be the beneficial owner of more than five (5%) percent of our outstanding Common Stock;
(ii) each director of our Company; and (iii) all executive officers and directors of our Company as a group. As of June 30, 2008, we had a total of 38,954,802 common shares issued and outstanding.

Names and Addresses                         Beneficial                Percent
of Beneficial Owner                         Ownership                 of Class
-------------------                         ---------                 --------

Kent Rodriguez                              26,793,945 (1)            41.29%
7808 Creekridge Circle, Suite 105
Minneapolis, MN 55439

Douglas Barton                              300,000                    0.46%
7808 Creekridge Circle, Suite 105
Minneapolis, MN 55439

Jill Allison                                300,000                    0.46%
7808 Creekridge Circle, Suite 105
Minneapolis, MN 55439

Menno Wiebe                                 300,000                    0.46%
7808 Creekridge Circle, Suite 105
Minneapolis, MN 55439

Stephen Newton                              300,000                    0.46%
7808 Creekridge Circle, Suite 105
Minneapolis, MN 55439

UTEK Corporation                            3,505,157                  5.40%
202 South Wheeler Street
Plant City, FL  33563

Officers and Directors                      27,093,945(1)             43.13%
as a Group


(1) Includes 10,100 shares of Common Stock owned by Weyer Capital Corporation, an affiliate of Mr. Rodriguez, and 25,936,535 shares of Common Stock issuable upon conversion of 100 shares of Series A Preferred Stock.

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

On February 11, 2008, the Company borrowed $75,000 from an officer of the Company evidenced by a promissory note. The note carries a 10% interest rate and matured on March 31, 2008. The note was not extended and is currently past due.

On May 8, 2005, a shareholder loaned the Company $100,000 for working capital in exchange for a promissory note. The note carries a 10% interest rate and matured on November 8, 2006. The Company entered into an agreement with the noteholder to extend the due date until May 8, 2007. The note holder has the right to convert the note and accrued interest at the rate of $0.01 per share. The value of this conversion feature was treated as a loan discount for the full $100,000 of the loan and is being amortized to interest expense over the life of the loan. Amortization of $100,000 was included in interest expense for the year ended March 31, 2007.

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

During the year ended March 31, 2008, the Company incurred $30,000 in preferred stock dividends.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits.
23.1              Consent Berstein & Pinchuk, LLP                        *

31.1              Certification

32.1              Certification

(b) Reports on Form 8-K. During the fiscal year ended March 31, 2008, and through July 14, 2008, we filed the following on Form 8-K:

Form 8-K


1. Filed September 28, 2007, on September 24, 2007 Murrell Hall McIntosh & Co., PLLP ("MHM"), resigned as the independent certified accountant of Avalon Oil & Gas, Inc. (the "Registrant") for business reasons unrelated to any disagreement between MHM and the Registrant or its management. On September 27, 2007, the Registrant engaged Bernstein & Pinchuk, LLP ("B&P") as its certifying accountant to audit the Registrant's financial statements.

2. Filed September 28, 2007, Avalon announced in a press release dated August 16, 2007, that Kent Rodriguez, Avalon's President and CEO, presented a proposal to the Board of Directors to create wholly owned subsidiary which would focus upon oil and gas recovery technology; and plans to spin-off such subsidiary to Avalon's shareholders. The oil and gas technology include, but are not limited, to the Patent; a system to detect hazardous gas leaks including small leaks in natural gas pipelines; and a system for intelligent drilling and completion sensors to provide real-time oil reservoir monitoring of subsurface information.

3. Filed September 28, 2007, Avalon announced in a press releases dated August 20, 2007 and August 30, 2007 that it has executed and entered into an exclusive licensing agreement with Oiltek, Inc. ("Oiltek"), whereby Oiltek acquired the exclusive rights to market Avalon's portfolio of intellectual property and fifty thousand ($50,000) dollars, in exchange for approximately eighty (80%) percent or ten million (10,000,000) of Oiltek's common stock. Oiltek is a majority owned subsidiary of Avalon, but Avalon intends to spin-off its shares to Avalon's shareholders. Oiltek is currently preparing to register its shares of common stock with the U.S. Securities and Exchange Commission ("SEC"), and will seek a listing of Oiltek's shares on the Over-the-Counter Bulletin Board ("OTCBB") upon the registration statement becoming effective.

4. Filed September 27, 2007, Avalon announced in a press release dated August 27, 2007 that it had acquired a sixteen (16%) percent working interest in the Hughs #1 well, located in Noble County, Oklahoma. When the well was drilled and completed in 1988, it was tested to have a capacity of four (4) million cubic feet per day.

5. Filed on October 23, 2007, on October 22, 2007, the stockholders (the "Stockholders") of Avalon Oil & Gas, Inc. (the "Company") acting by written consent, in accordance with Sections 78.320 and 78.335 of the Nevada Revised Statutes, terminated the directorship of Thad Kaplan. The Stockholders also directed the Company to terminate the directorship Mr. Kaplan from Oiltek, Inc. ("Oiltek"), a majority owned subsidiary of the Company. On October 22, 2007, the Stockholders acting by written consent appointed Jill Allison as a director of the Company, and directed the Company to appoint Ms. Allison as a director of Oiltek.

6. Filed October 31, 2007, on October 30, 2007, the Board of Directors acting by resolution appointed Menno Wiebe and Stephen Newton as directors of the Company.

7. Filed November 2, 2007, on October 17, 2007, Avalon Oil & Gas, Inc. ("Avalon") signed a non-binding letter of intent with Gran Tierra Energy Colombia, Ltd. ("Gran Tierra"), a Colombian Energy company, expressing Avalon's intent to acquire Gran Tierra's interest in the Mecaya Block and the Talora Block.

8. Filed July 2, 2008, the Avalon announced that it had entered into a letter agreement to acquire all of the oil and gas producing assets owned by Bedford Energy, Inc. in the East Chandler Field, Lincoln County, Oklahoma.

9. Filed November 13, 2007, Avalon provided additional details with respect to the oil properties which were the subject of a Letter of Intent which was detailed in the Company's Current Report on Form 8-K filed on November 2, 2007.



ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

1. AUDIT FEES.

Our audit fees for the years ended March 31, 2008 and 2007 were as follows:

     2008            2007
     -------------   -------------
     $ 71,389.00     $ $45,104


2. TAX FEES.

Our tax return fees for the years ended March 31, 2008 and 2007 were as follows:

     2008            2007
     -------------   -------------
     $ 10,000        $ N/A


3. ALL OTHER FEES.

     2008            2007
     -------------   -------------
     $ 0.00          $ 0.00

                                   SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: July 15, 2008


/s/ Kent Rodriguez
------------------
Kent Rodriguez,
President and Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Company in the capacities and on the dates indicated.


/s/ Kent Rodriguez                                            July 15, 2008
------------------------
Kent Rodriguez,
President and Chief Executive Officer, Director


/s/ Jill Allison                                              July 15, 2008
------------------------
Jill Allison, Vice President, Director


/s/ Douglas Barton                                            July 15, 2008
------------------------
Douglas Barton, Director


/s/ Stephen Newton                                            July 15, 2008
------------------------
Stephen Newton, Director


/s/ Menno Wiebe                                               July 15, 2008
------------------------
Menno Wiebe, Director

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             Avalon Oil & Gas, Inc.
                          EXHIBIT INDEX TO FORM 10-KSB


                    For the fiscal year ended March 31, 2008
                         Commission File Number 1-12850

Exhibit
Number    Description
------    -----------

3.1       Restated Articles of Incorporation (Incorporated by reference to
          Exhibit 3.1 to Registration Statement on Form SB-2, Registration No. 33-74240C).*

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Avalon Oil & Gas, Inc.



We have audited the accompanying consolidated balance sheet of Avalon Oil & Gas, Inc. ("the Company") and subsidiary as of March 31, 2008 and the related statements of operations, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of March 31, 2008 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.



/s/ Bernstein & Pinchuk LLP

New York, New York
July 15, 2008


                                            AVALON OIL AND GAS, INC.
                                           CONSOLIDATED BALANCE SHEETS


                                                     Assets


                                                                                              MARCH 31,
                                                                                    ----------------------------
                                                                                        2008            2007
                                                                                    ------------    ------------
Current assets:
    Cash and cash equivalents                                                       $    108,688    $    900,537
    Marketable securities                                                                   --            31,047
    Accounts receivable                                                                   23,473          11,643
    Deposits                                                                               3,138           3,138
    Notes receivable                                                                      90,000          65,000
    Prepaid expenses                                                                     109,849          28,995
                                                                                    ------------    ------------

       Total current assets                                                              335,148       1,040,360
                                                                                    ------------    ------------

Property and equipment
    Equipment, net of depreciation of $7,923 and $1,502 at
       March 31, 2008 and 2007, respectively                                              41,105          37,156
    Unproved oil and gas properties                                                      339,417            --
    Producing oil and gas properties, net of depletion of $125,347 and $23,335
       and impairment of $93,999 at March 31, 2007                                       801,496         546,471
                                                                                    ------------    ------------

       Total property and equipment                                                    1,182,018         583,627

Goodwill                                                                                  33,943            --
Intellectual property rights, net of amortization of $272,336 and $51,514
    and impairment of $371,925 at March 31, 2007                                       1,183,392       1,369,214
                                                                                    ------------    ------------

                                                                                    $  2,734,501    $  2,993,201
                                                                                    ============    ============


                                      Liabilities and Shareholders' Equity
Current liabilities:
     Accounts payable                                                               $     81,869    $     43,749
     Due to related party                                                                 12,404          13,367
     Notes payable  - related party                                                      124,500         100,000
     Accrued liabilities                                                                   1,374          44,646
                                                                                    ------------    ------------

        Total current liabilities                                                        220,147         201,762
                                                                                    ------------    ------------

Accrued ARO liability                                                                     52,458          29,841
Minortiy interest in subsidary                                                              --              --
Commitments and contingencies                                                               --              --

Shareholders' equity:
     Preferred stock, Series A, $0.10 par value, 1,000,000 shares authorized,
       100 shares issued and outstanding, including beneficial conversion feature        500,000         500,000
     Common stock, $0.001 par value, 50,000,000 shares authorized,
       31,767,463 and 17,073,706 shares issued and outstanding
       at March 31, 2008 and 2007, respectively                                           31,768          17,038
     Additional paid-in capital                                                       24,446,046      21,529,910
     Stock subscription receivable                                                          --           (34,500)
     Accumulated other comprehensive income                                                 --            (4,459)
     Accumulated deficit                                                             (22,515,918)    (19,246,391)
                                                                                    ------------    ------------
        Total shareholders' equity                                                     2,461,896       2,761,598
                                                                                    ------------    ------------
                                                                                    $  2,734,501    $  2,993,201
                                                                                    ============    ============




                            AVALON OIL AND GAS, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                                        Years Ended March 31,
                                                    ----------------------------
                                                        2008            2007
                                                    ------------    ------------


Oil and Gas Sales                                   $    249,856    $     49,671

Operating expenses:
    Lease operating expense, serverance taxes and
    ARO accretion                                        150,136          54,318
    Selling, general and administrative expenses       1,225,206         743,137
    Stock-based compensation                           1,747,860       2,054,541
    Depreciation, depletion and amortization             329,363          76,299
                                                    ------------    ------------
       Total operating expenses                        3,452,565       2,928,295
                                                    ------------    ------------

       Loss from operations                           (3,202,709)     (2,878,624)

Other Income (Expenses)
    Interest income                                       17,253          27,659
    Property impairments                                    --          (465,924)
    Realized losses on marketable securites              (11,523)           --
    Interest expense:
       Related party                                     (37,731)       (123,333)
                                                    ------------    ------------

Loss before income taxes                              (3,234,710)     (3,440,222)

Provision (benefit) for income taxes                        --              --
                                                    ------------    ------------

Net loss before minority interest                     (3,234,710)     (3,440,222)

Minority interest in loss of subsidary                     5,183            --
                                                    ------------    ------------

Net loss                                              (3,229,527)     (3,440,222)

Preferred Stock Dividend                                 (40,000)        (40,000)
                                                    ------------    ------------

Loss attributable to common stock
    after preferred stock dividends                 $ (3,269,527)   $ (3,480,222)
                                                    ============    ============

Basic and diluted loss per common share             $      (0.15)   $      (0.32)
                                                    ============    ============

Basic and diluted weighted average
    common shares outstanding                         22,020,104      10,917,440
                                                    ============    ============

The components of other comprehensive income:
    Net loss                                        $ (3,229,527)   $ (3,440,222)
    Unrealized losses on available-for-sale
       marketable securites                                 --            (4,459)
                                                    ------------    ------------

Comprehensive income (loss)                         $ (3,229,527)   $ (3,444,681)
                                                    ============    ============



                            AVALON OIL AND GAS, INC.
                  STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY



                                                        Preferred Stock, Series A            Common Stock                Stock
                                                       ---------------------------   ----------------------------    Subscription
                                                          Shares       Par Value        Shares        Par Value       Receivable
                                                       ------------   ------------   ------------    ------------    ------------
                         Balance, March 31, 2006                100   $    500,000      9,128,261    $      9,128    $   (832,000)

Common stock issued in exchange for
    consulting services                                        --             --        3,479,513           3,480               0
Common stock issued in exchange for
    assumption of liabilities                                  --             --           20,000              20         (34,500)
Common stock issued for cash                                   --             --        1,936,906           1,937            --
Common stock issued for property acquisitions                  --             --        4,073,026           4,073            --
Cancellation of stock subscription                             --             --       (1,600,000)         (1,600)        832,000
Warrants issued in exchange for
    director services                                          --             --             --              --              --
Warrants issued in exchange for
    services                                                   --             --             --              --              --
Syndication fees                                               --             --             --              --              --
Beneficial conversion feature of loan                          --             --             --              --              --
Unrealized loss on investments held for sale                   --             --             --              --              --
Dividends on preferred stock                                   --             --             --              --              --
Net Loss                                                       --             --             --              --              --
                                                       ------------   ------------   ------------    ------------    ------------
                         Balance, March 31, 2007                100        500,000     17,037,706          17,038         (34,500)

Stock subscription received                                    --             --             --              --            34,500
Common stock issued in exchange for
    consulting services                                        --             --        2,813,320           2,813            --
Common stock issued in exchange for
    director services                                          --             --          400,000             400            --
Common stock issued for cash                                   --             --        4,994,739           4,995            --
Common stock issued for property acquisitions                  --             --          250,000             250            --
Common stock issued in exchange for
    conversion of notes payable and accrued interest           --             --        6,050,000           6,050            --
Warrants issued in exchange for
    services                                                   --             --             --              --              --
Warrants exercised                                             --             --          221,698             222            --
Syndication fees                                               --             --             --              --              --
Beneficial conversion feature of loan                          --             --             --              --              --
Realized loss on investments held for resale                   --             --             --              --              --
Dividends on preferred stock                                   --             --             --              --              --
Net Loss                                                       --             --             --              --              --
                                                       ------------   ------------   ------------    ------------    ------------
                                                                100   $    500,000     31,767,463    $     31,768    $       --
                                                       ============   ============   ============    ============    ============

Table continues below.

                                                        Additional        Other
                                                         Paid-in      Comprehensive    Accumulated
                                                         Capital          Income         Deficit          Total
                                                       ------------    ------------    ------------    ------------
                         Balance, March 31, 2006       $ 16,034,072    $       --      $(15,766,169)   $    (54,969)

Common stock issued in exchange for
    consulting services                                   2,013,726            --                 0       2,017,206
Common stock issued in exchange for
    assumption of liabilities                                34,480            --                 0            --
Common stock issued for cash                              1,512,589            --                 0       1,514,526
Common stock issued for property acquisitions             2,677,130            --              --         2,681,203
Cancellation of stock subscription                         (830,400)           --              --              --
Warrants issued in exchange for
    director services                                        33,187            --              --            33,187
Warrants issued in exchange for
    services                                                  4,148            --              --             4,148
Syndication fees                                            (74,660)           --              --           (74,660)
Beneficial conversion feature of loan                       125,638            --              --           125,638
Unrealized loss on investments held for sale                   --            (4,459)           --            (4,459)
Dividends on preferred stock                                   --              --           (40,000)        (40,000)
Net Loss                                                       --              --        (3,440,222)     (3,440,222)
                                                       ------------    ------------    ------------    ------------
                         Balance, March 31, 2007         21,529,910          (4,459)    (19,246,391)      2,761,598

Stock subscription received                                    --              --              --            34,500
Common stock issued in exchange for
    consulting services                                   1,567,271            --              --         1,570,084
Common stock issued in exchange for
    director services                                       219,600            --              --           220,000
Common stock issued for cash                                960,423            --              --           965,418
Common stock issued for property acquisitions                45,750            --              --            46,000
Common stock issued in exchange for
    conversion of notes payable and accrued interest         73,702            --              --            79,752
Warrants issued in exchange for
    services                                                 30,325            --              --            30,325
Warrants exercised                                             (222)           --              --              --
Syndication fees                                             (6,565)           --              --            (6,565)
Beneficial conversion feature of loan                        25,852            --              --            25,852
Realized loss on investments held for resale                   --             4,459            --             4,459
Dividends on preferred stock                                   --              --           (40,000)        (40,000)
Net Loss                                                       --              --        (3,229,527)     (3,229,527)
                                                       ------------    ------------    ------------    ------------
                                                       $ 24,446,046    $       --      $(22,515,918)   $  2,461,896
                                                       ============    ============    ============    ============



                                AVALON OIL AND GAS, INC.
                        CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                Years Ended March 31,
                                                              --------------------------
                                                                 2008           2007
                                                              -----------    -----------

Cash flows from operating activities:
    Net loss                                                  $(3,234,710)   $(3,440,222)
    Adjustments to reconcile net (loss) to net cash used in
      operating activities:
         Depreciation                                               6,529          1,450
         Depletion                                                102,012         23,335
         Amortization                                             220,822         51,514
         Impairment of properties                                    --          465,924
         Amortization of loan discount  to interest expense          --          100,000
         Stock-based compensation                               1,820,410      2,054,541
    Changes in operating assets and liabilities
      Marketable securities                                        35,506        (31,047)
      Accounts receivable                                         (11,830)       (11,643)
      Prepaid expenses                                            (55,002)        11,643
      Deposits                                                       --           (3,138)
      Accounts payable and other accrued expenses                  32,470        (39,077)
      Asset retirement obligation                                   3,392            728
                                                              -----------    -----------
         Net cash used in operating activities                $(1,080,401)   $  (815,992)
                                                              -----------    -----------

Cash flows from investing activities:
     (Purchase) Proceeds of Leak Location Technologies             (5,000)        99,999
     Purchase of BIO-CAT license                                  (10,000)          --
     Proceeds from UMTI stock purchase                               --          269,650
     Proceeds from Intell-well stock purchase                        --          202,500
     Purchase of Oiltek                                           (13,593)          --
     Issuance of notes receivable                                 (35,000)       (65,000)
     Payments on notes receivable                                  10,000           --
     Purchase of fixed assets                                     (10,672)       (37,282)
     Proceeds from disposal of fixed assets                           194           --
     Proceeds from disposal of oil and gas properties              35,000           --
     Additions to oil and gas properties                         (686,229)      (332,564)
                                                              -----------    -----------
       Net cash provided by (used in) investing activities       (715,300)       137,303
                                                              -----------    -----------

Cash flows from financing activities:
     Proceeds from sale of common stock                           965,417      1,514,527
     Preferred stock dividends                                    (30,000)          --
     Syndication fees paid                                         (6,565)       (74,660)
     Proceeds from issuance of note payable                        75,000        100,000
                                                              -----------    -----------
       Net cash provided by financing activities                1,003,852      1,539,867
                                                              -----------    -----------

Effect of unrealized gains on marketable
     securities held for resale                                      --           (4,459)

 Net increase (decrease) in cash
    and cash equivalents                                         (791,849)       856,719

Cash and cash equivalents,
    Beginning of period                                           900,537         43,818
                                                              -----------    -----------

Cash and cash equivalents,
    End of period                                             $   108,688    $   900,537
                                                              ===========    ===========



                                AVALON OIL AND GAS, INC.
                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                       For The Years Ended March 31, 2008 and 2007


                                                                    2008         2007
                                                                -----------   ----------

Supplemental cash flow information:
    Cash paid during the period for:
      Interest                                                  $      --     $     --
                                                                ===========   ==========
      Income taxes                                              $      --     $     --
                                                                ===========   ==========

    Non-cash investing and financing transactions:
      Common stock issued in exchange for consulting services   $ 1,570,085   $2,017,206
                                                                ===========   ==========
      Common stock issued for directors' fees                   $   220,000   $     --
                                                                ===========   ==========
      Preferential conversion feature of loan                   $    25,852   $     --
                                                                ===========   ==========
      Warrants issued in exchange for services                  $    30,325   $    4,180
                                                                ===========   ==========
      Warrants issued in exchange for directors' fees           $      --     $  161,153
                                                                ===========   ==========
      Common stock issued for accrued liabilites                $      --     $   34,500
                                                                ===========   ==========
      Common stock issued for acquisition of oil and
         gas properties                                         $      --     $  301,400
                                                                ===========   ==========
      Common stock issued for technologies acquired             $    20,000   $2,379,803
                                                                ===========   ==========
      Common stock issued on conversion of notes payable        $    63,000   $     --
                                                                ===========   ==========




                                          F-6

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

Under the full cost method, the net book value of natural gas and oil properties, less related deferred income taxes, may not exceed a calculated "ceiling". The ceiling is the estimated after-tax future net revenue from proved natural gas and oil properties, discounted at ten percent (10%) per annum, plus the lower of cost or fair market value of unproved properties adjusted for the present value of all future oil and gas hedges. In calculating future net revenues, prices and costs in effect at the time of the calculation are held constant indefinitely, except for changes that are fixed and determinable by existing contracts. The net book value is compared to the ceiling on a quarterly basis. The excess, if any, of the net book value above the ceiling is required to be written off as an expense. During the year ended March 31, 2008, the Company did not recognize any impairment expense.

Other Property and Equipment

Other property and equipment is reviewed on an annual basis for impairment and as of March 31, 2008, the Company had not identified any such impairment. Repairs and maintenance are charged to operations when incurred and improvements and renewals are capitalized.

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

Estimated amortization of intangible assets over the next five years is as follows:

                      03/31/09                 $  220,822
                      03/31/10                    220,822
                      03/31/11                    220,822
                      03/31/12                    220,822
                      03/31/13                    220,822
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

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities--an amendment of FASB Statement No. 133 (FAS
161). FAS 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about
(a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. The guidance in FAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. This Statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption. The Company is currently assessing the impact of FAS 161.

Reclassifications

Certain reclassifications have been made to the prior years' financial statements to conform to the current year presentation. These reclassifications had no effect on previously reported results of operations or retained earnings.


Note 2: RELATED PARTY TRANSACTIONS

Promissory Notes

On May 8, 2005, a shareholder loaned the Company $100,000 for working capital in exchange for a promissory note. The note carries a 10% interest rate and matured on November 8, 2006. The Company entered into an agreement with the noteholder to extend the due date until May 8, 2008. The note holder has the right to convert the note and accrued interest at the rate of $0.20 per share as adjusted for the May 2007 1-for-20 reverse stock split. The value of this conversion feature was treated as a loan discount for the full $100,000 of the loan and is being amortized to interest expense over the life of the loan. Amortization of $100,000 was included in interest expense for the year ended March 31, 2007.

On May 8, 2007 the loan was extended for one year. The conversion feature of the note was valued at $25,852 and was treated as prepaid loan costs. During the nine months ended December 30, 2007 $25,852 was amortized to interest expense. This note was not extended and is currently past due.

On October 19, 2007, the note holder converted $30,000 of principal plus accrued interest of $16,152 for 1,350,000 shares of common stock.

On November 30, 2007, the note holder converted $10,000 of principal for 950,000 shares of common stock.

On January 31, 2008, the note holder converted $10,000 of principal and accrued interest of $600 for 1,250,000 shares of common stock.

On February 29, 2008, the note holder converted $8,000 of principal for 1,250,000 shares of common stock.

On March 31, 2008, the note holder converted $5,000 of principal for 1,250,000 shares of common stock.

The balance of the note as of March 31, 2008 and 2007 was $124,500 and $100,000, respectively.

On February 11, 2008, the Company borrowed $75,000 from an officer of the corporation. The note carries a 10% interest rate and matures on March 31, 2008. This note was not extended and is currently past due.

Convertible notes payable in the amount of $12,500 dated November 28, 2006 were issued by Oiltek. The notes bear interest at the rate of 8% per annum, and were due in full on October 1, 2007. The notes are convertible by the holder into common stock of Oiltek at a conversion of $0.01 per share. Accrued interest is convertible by the holders into common stock of Oiltek at maturity of the note at a price of $0.02 per share.

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

During the years ended March 31, 2008 and 2007, the Company incurred $40,000 in preferred stock dividends, respectively.

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

On October 30, 2007, the Company issued its directors 400,000 shares of common stock for directors' fees. The stock was recorded at the quoted market price of the stock on the date of issuance. The services, valued at $220,000, are included in the accompanying financial statements as "Stock-based compensation".

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

During the year ended March 31, 2008 6,835 shares were earned and the value of $4,785 was included in the accompanying financial statements as "Stock-based compensation".

During the year ended March 31, 2008 the Company issued 4,994,739 shares of common stock valued at $1,570,084 for consulting services.

During the year ended March 31, 2007 the Company issued warrants with a life of five years to purchase 50,000 shares of common stock at $0.075; 50,000 shares of common stock at $1.00; 50,000 shares of common stock at $1.25 and 50,000 shares of common stock at $1.50. These warrants were valued using a Black-Sholes model at $30,325 and included in these financial statements as "Stock-based compensation". On October 1, 2007 these warrants were cancelled.

Note 4: NOTE RECEIVABLE

On December 11, 2006 the Company loaned to an individual $65,000, whih was due on April 1, 2007 with an interest rate of 13%. The Company received a promissory note evidencing the loan. The note is secured by real property. An Interest only payment of $3,163 was made on the note and it was extended until October 1, 2007. The loan is now past due.

On September 12, 2007 the Company loaned to a company $25,000, which was due on November 5, 2007 with an interest rate of 10%. The Company received a promissory note evidencing the loan. The note is unsecured. The loan is now past due.


Note 5: OIL AND GAS PROPERTY ACTIVITY

Effective on November 15, 2006, the Company acquired a fifty (50%) percent working interest in an active Woodbine production property in Upshur County, Texas, consisting of thirteen (13) wellbornes.

On October 9, 2007, the Company acquired a ten (10%)percent working interest in the Lake Washington Field, Plaquemines Parish, LA., for $200,000.

On October 15, 2007, the Company acquired a five (5%) percent working interest in the Waters well for $12,800.

On October 19, 2007 the Company acquired a ten (10%) percent working interest in the California Creek Field for 50,000 shares of common stock valued at $26,000.

On October 17, 2007, the Company signed a non-binding letter of intent with Gran Tierra Energy Colombia, Ltd. ("Gran Tierra"), a Colombian Energy company, expressing Avalon's intent to acquire Gran Tierra's interest in the Mecaya Block and the Talora Block.

Pursuant to the non-binding letter of intent, the Company is required to pay $1,500,000 in cash for Gran Tierra's interest in the Mecaya Block. However, at this time the Company's management does not believe that the terms of the non-binding letter of intent will be complied with, or that we will enter into a definitive agreement.

On January 15, 2008 the Company sold its working interest in the Aloha field for $35,000.


Note 6: INCOME TAXES

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

The company is delinquent filing tax returns with the Internal Revenue Service and state taxing authorities. The Company is currently in the process of filing these delinquent returns. The filing of these returns should result in a net operating loss (NOL) carry forward which would create a deferred tax asset that would be fully reserved.


Note 7: SHAREHOLDERS' EQUITY

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

On May 1, 2006, the Company granted to each of its directors, other than Mr. Rodriguez, warrants to purchase 100,000 shares of common stock at a price of $0.50 per share for director services. These warrants were exercised on May 17, 2007, pursuant to a cashless exercise, and 26,415 shares were issued to each of the directors.

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

During the year ended March 31, 2008 the Company issued 2,813,320 shares of common stock valued at $1,570,084 for consulting services.

During the year ended March 31, 2008, 4,994,739 shares of common stock with cash proceeds of $965,418 were sold pursuant to the Regulation S Stock Purchase agreement.

During the year ended March 31, 2008 the Company issued warrants with a life of five years to purchase 50,000 shares of common stock at $0.075; 50,000 share of common stock at $1.00; 50,000 shares of common stock at $1.25 and 50,000 shares of common stock at $1.50. These warrants were valued using a Black-Sholes model at $30,325 and included in these financial statements as "Stock-based compensation". Pursuant to cancellation of the consulting agreement on October 1, 2007 these warrants were cancelled.

Information with respect to stock warrants outstanding is follows:

                                       Expired,
 Exercise   Outstanding              Exercised or    Outstanding    Expiration
  Price    June 30, 2007   Granted    Cancelled     Mar. 31, 2008      Date
  -----    -------------   -------    ---------     -------------      ----
 Warrants:
  $0.20        125,000       -0-         -0-           125,000      12/8/2012
  $0.20        100,000       -0-       100,000           -0-        3/31/2011
  $0.60        150,000       -0-         -0-           150,000       3/6/2013
  $0.50          -0-       100,000     100,000           -0-         5/1/2011
  $0.50          -0-        12,500      12,500           -0-         6/8/2011
  $0.75          -0-        50,000      50,000           -0-        7/16/2012
  $1.00          -0-        50,000      50,000           -0-        7/16/2012
  $1.25          -0-        50,000      50,000           -0-        7/16/2012
  $1.50          -0-        50,000      50,000           -0-        7/16/2012
  $2.00          -0-        50,000      50,000           -0-         5/1/2001


Note 8: TECHNOLOGY LICENSE AGREEMENTS

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

On February 11, 2008 the Company entered into a technology license of a patented process for enzyme based technology for the improvement and increase of the extraction of hydrocarbons from underground. The original terms of the agreement called for a payment of $75,000, however the agreement was modified for a payment of $10,000 in cash and 200,000 shares of common stock which were valued at $20,000. Terms of the agreement call for a annual renew fee of $100,000 on the anniversary date of the agreement. The license calls for royalties of six percent of the net sale of licensed products or services. All royalties earned during the first 365 days of the agreement shall be forgiven until such amount equals $100,000.

Minimum obligations under license agreements for the next five years:

                      3/31/09                   $ 110,000
                      3/31/09                      20,000
                      3/31/10                      30,000
                      3/31/11                      40,000
                      3/31/12                      40,000
                                                ---------
                                                $ 240,000
                                                =========

Note 9: OILTEK, INC. PURCHASE

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


Note 10: EARNINGS PER SHARE

SFAS 128 requires a reconciliation of the numerator and denominator of the basic and diluted earnings per share (EPS) computations. The following securities were not included in the calculation of diluted earnings per share because their effect was anti-dilutive.

For the years ended March 31, 2008 and 2007, dilutive shares do not include outstanding warrants to purchase 125,000 shares of common stock at an exercise price of $0.20; 150,000 shares of common stock at an exercise price of $0.60; because the effects were anti-dilutive. Diluted shares does not include shares issuable to the preferred shareholders pursuant to their right to convert preferred stock into sufficient common shares sufficient to equal 40% of the post conversion outstanding shares as the effect would be anti-dilutive.

The following reconciles the components of the EPS computation:

                                       Income         Shares      Per Share
                                       Numerator)  (Denominator)    Amount
                                     -----------    -----------   ---------

For the year ended March 31, 2008:

   Net loss                          $(3,234,710)
   Minority interest in loss of
   Subsidiary                              5,183
   Preferred stock dividends             (40,000)
                                     -----------
   Basic EPS loss available to
   common shareholders               $(3,269,527)    22,020,104   $  (0.15)
   Effect of dilutive securities:
   None                                     --             --          --
                                     -----------    -----------   ---------

   Diluted EPS loss available to
   common shareholders               $(3,269,527)    22,020,104   $  (0.15)
                                     ===========    ===========   =========

For the year ended March 31, 2007:
   Net loss                          $(3,440,222)
   Preferred stock dividends             (40,000)
                                     -----------
   Basic EPS loss available to
   common shareholders               $(3,480,222)    10,917,440   $  (0.32)

   Effect of dilutive securities:
   None                                     --             --      --
                                     -----------    -----------   ---------

   Diluted EPS loss available to
   common shareholders               $(3,480,222)    10,917,440   $  (0.32)
                                     ===========    ===========   =========

Note 11:  SFAS 69 SUPPLEMENTAL DISCLOSURES (Unaudited)

Net Capitalized Costs

The Company's aggregate capitalized costs related to natural gas and oil producing activities are summarized as follows:

                                                      March 31,       March 31,
                                                        2008            2007
                                                     -----------    -----------
Natural gas and oil properties and
   Related lease equipment:
   Proved                                            $ 1,020,842    $   663,806
   Unproved                                              339,417
Accumulated depreciation, depletion and impairment      (219,346)      (117,335)
                                                     -----------    -----------

   Net capitalized costs                             $ 1,140,913    $   546,471
                                                     ===========    ===========


Costs Incurred

Costs incurred in natural gas and oil property acquisition, exploration and development activities that have been capitalized are summarized as follows:

                           Years Ended March 31,
                              2008       2007
                            --------   --------

Acquisition of properties   $620,717   $628,919
Development costs             91,513     34,892
                            --------   --------
                            $712,230   $663,806
                            ========   ========


Results of Operations for Natural Gas and Oil Producing Activities

The Company's results of operations from natural gas and oil producing activities are presented below for the fiscal years ended March 31, 2008 and 2007. The following table includes revenues and expenses associated directly with the Company's natural gas and oil producing activities. It does not include any interest costs and general and administrative costs and, therefore, is not necessarily indicative of the contribution to consolidated net operating results of the Company's natural gas and oil operations.

                                                Years Ended March 31,
                                                   2008         2007
                                                ---------    ---------

        Production revenues                     $ 249,856    $  49,671
        Production costs                         (150,136)     (54,318)
        Impairment of property                       --        (93,999)
        Depletion expense                        (102,012)     (23,335)
                                                ---------    ---------
                                                   (2,292)    (121,981)
        Imputed income tax provision (1)             --           --
                                                ---------    ---------
        Results of operation for natural gas/
            Oil producing activity              $  (2,292)   $(121,981)
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

                                                     Oil - bbls
                                                     ----------
Proved reserves:
                                                      -------
     Balance, March 31, 2006                             --
                                                      -------
          Purchase of reserves-in-place                29,815
          Extensions and discoveries
          Production                                   (1,043)
                                                      -------
     Balance, March 31, 2007                           28,772
          Purchase of reserves-in-place                11,560
          Extensions and discoveries                    4,216
          Changes in estimates                        (11,911)
          Production                                   (3,504)
                                                      -------
     Balance, March 31, 2008                           29,133
                                                      =======


Proved developed reserves:
     Balance, March 31, 2007                           28,772
     Balance, March 31, 2008                           29,133

Standardized Measure of Discounted Future Net Cash Flows:

The following schedule presents the standardized measure of estimated discounted future net cash flows from the Company's proved reserves for the fiscal years ended March 31, 2008 and 2007. Estimated future cash flows are based on independent reserve data. Because the standardized measure of future net cash flows was prepared using the prevailing economic conditions existing at March 31, 2008 and 2007, it should be emphasized that such conditions continually change. Accordingly, such information should not serve as a basis in making any judgment on the potential value of the Company's recoverable reserves or in estimating future results of operations.

                                           Years Ended March 31,
                                            2008           2007
                                        -----------    -----------

Future production revenues (1)          $ 2,727,073    $ 1,805,253
Future production costs                    (752,597)      (743,727)
Future development costs                       --           (3,250)
                                        -----------    -----------
Future cash flows before income taxes     1,975,073      1,058,276
Future income tax                          (399,016)      (141,664)
                                        -----------    -----------
Future net cash flows                     1,579,057        916,612
Effect of discounting future annual
    cash flows at 10%                      (685,752)      (368,994)
                                        -----------    -----------
Standardized measure of discounted
    net cash flows                      $   890,305    $   547,618
                                        ===========    ===========

(1) The weighted average oil wellhead price used in computing the Company's reserves were $101.58 per bbl and $65.94 per bbl at March 31, 2008 and 2007. The weighted average gas wellhead price used in computing the Company's reserves were $9.86/mmbtu at March 31, 2008.

The following schedule contains a comparison of the standardized measure of discounted future net cash flows to the net carrying value of proved natural gas and oil properties at March 31, 2008 and 2007:

                                                    Years Ended March 31,
                                                       2008       2007
                                                     --------   --------
Standardized measure of discounted future
     net cash flows                                  $890,305   $547,618
Proved natural gas & oil property net of
     Accumulated depreciation, depletion and
     amortization, including impairment of $93,999    801,496    547,618
                                                     --------   --------
Standardized measure of discounted future
     net cash flows in excess of net carrying
     value of proved natural gas & oil properties    $ 88,809   $   --
                                                     ========   ========

NOTE 12 SUBSEQUENT EVENT