Form 10KSB/A
period 2008-03-31
Avalon Oil & Gas, Inc.
filed 2008-07-29
CIK 918573

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB/A
                                (Amendment No. 1)

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

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or Section 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB/A or any amendment to this Form 10-KSB/A. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

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

Check whether the Company has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [X] No [ ]

The Company has one class of common stock outstanding, $0.001 par value per share (the "Common Stock"). On March 31, 2008, there were 31,767,463 shares outstanding. As of May 17, 2007, our common shares were subject to a 20 for 1 reverse split. All references to our shares in this Form 10-KSB/A include the effect of this reverse split of our common stock. The Company is also authorized to issue 1,000,000 shares of Preferred Stock, par value $0.10 per share, of which 100 Class A Convertible Preferred Shares have been issued. See "Item 5 Market for the Company's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities."

                             AVALON OIL & GAS, INC.

                                  FORM 10-KSB/A

                                TABLE OF CONTENTS

PART I                                                                      PAGE

Item 1. Description of Business                                                5

Item 2. Description of Property                                                9

Item 3. Legal Proceedings                                                     10

Item 4. Submission of Matters to a Vote of Security Holders                   10

PART II                                                                       10

Item 5. Market for Common Equity and Related Stockholder Matters and
        Small Business Issuer Purchases of Equity Securities                  10

Item 6.  Management's Discussion and Analysis or Plan of Operation            13

Item 7. Financial Statements                                                  17

Item 8. Changes In and Disagreements with Accountants On Accounting
        and Financial Disclosure                                              17

Item 8A. Controls and Procedures                                              17

Item 8B. Other Information                                                    17

PART III                                                                      17

Item 9. Directors, Executive Officers, Promoters and Control Persons;
        Compliance with Section 16(a) Of the Exchange Act                     17

Item 10. Executive Compensation                                               20

Item 11. Security Ownership of Certain Beneficial Owners and Management
         and Related Stockholder Matters                                      21

Item 12. Certain Relationships and Related Transactions, and Director
         Independence                                                         22

Item 13. Exhibits                                                             22

Item 14. Principal Accountant Fees and Services                               24

SIGNATURES                                                                    25
FINANCIAL STATEMENTS                                                  F-1 - F-23

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

Statements contained in the Form 10-KSB/A discuss future expectations and plans which are considered forward-looking statements as defined by Section 27 (a) of the Securities and Exchange Act of 1934, as amended. Sentences which incorporate words such as "believes," "intends," "expects," "predicts," "may," "will," "should," "contemplates," "anticipates," or similar statements are based on our beliefs and expectations using the most current information available to us. In view of the fact that our discussions in the Form 10-KSB/A are based on upon estimates and beliefs concerning circumstances and events which have not yet occurred, the anticipated results are subject to changes and variations as future operations and events actually occur and could differ materially from those discussed in forward-looking statements. Moreover, although we reasonably expect, to the best of our knowledge and belief, that the results to be achieved by us will be as set forth in the following discussion, the following discussion is not a guarantee and there can be no assurance that any of the potential results which are described will occur. Furthermore, there will usually be differences between the forecasted and actual results because events and circumstances frequently do not occur as expected, and the difference may be material.

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

On August 16, 2007, Kent Rodriguez, the Company's President and CEO, presented a proposal to the Board of Directors to spin-off Oiltek Inc. ("Oiltek"), which specializes in oil and gas recovery technology to Avalon's shareholders. The oil and gas technology include, but are not limited, to the Patent; a system to detect hazardous gas leaks including small leaks in natural gas pipelines; and a system for intelligent drilling and completion sensors to provide real-time oil reservoir monitoring of subsurface information.

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

On September 22, 2007 the Company entered into an agreement with respect to its purchase of a 75.6% interest in Oiltek for $50,000 and the right of Oiltek to market Avalon's intellectual property.

ENVIRONMENTAL MATTERS

During the last three fiscal years, compliance with environmental laws and regulations did not have a specific impact on the Company's operations. The Company does not anticipate that it will incur any material capital expenditures for environmental control facilities during the next fiscal year.

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


/s/ Douglas Barton                                            July 15, 2008
------------------------
Douglas Barton, Director


/s/ Stephen Newton                                            July 15, 2008
------------------------
Stephen Newton, Director


/s/ Menno Wiebe                                               July 15, 2008
------------------------
Menno Wiebe, Director

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             Avalon Oil & Gas, Inc.
                         EXHIBIT INDEX TO FORM 10-KSB/A


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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Avalon Oil & Gas, Inc. as of March 31, 2007, and the consolidated results of its operations, changes in stockholders' deficit and cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

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




                                          F-7

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