Form 10-Q
period 2008-06-30
Avalon Oil & Gas, Inc.
filed 2008-08-19
CIK 918573

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

     |X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
         ACT OF 1934

                  For the quarterly period ended June 30, 2008

                                       Or

     |_| TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
         ACT OF 1934

           For the transition period from ___________ to ___________

                         Commission File Number: 1-12850

                             AVALON OIL & GAS, INC.
                             ----------------------
        (Exact Name of Small Business Issuer as specified in its charter)

             Nevada                                     84-1168832
--------------------------------------------------------------------------------
 (State or other jurisdiction of           (I.R.S. employer identification no.)
  incorporation or organization)

                        7808 Creekridge Circle, Suite 105
                              Minneapolis, MN 55439
          ------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

               Registrant's telephone number, including area code:
                                 (952) 746-9652

Indicate by check mark whether the Issuer:

(1) Has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports):

Yes |X| No | |

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer   | |            Accelerated Filer            | |

Non-Accelerated Filer     | |            Smaller Reporting Company    |X|


(2) Has been subject to such filing requirements for the past 90 days. Yes |X| No | |

40,067,084 shares of the registrant's Common Stock, $.0001 per share, were outstanding as of August 13, 2008.


                                                 Avalon Oil & Gas, Inc.
                                   FORM 10-Q QUARTERLY REPORT FOR THE QUARTER ENDED
                                                    June 30, 2008

            PART I FINANCIAL INFORMATION

 Item Number                                                                                                   Page

 Item 1.    Financial Statements                                                                                3

            Consolidated Balance Sheets as of June 30, 2008 (Unaudited)                                         3

            Consolidated Statements of Income and Other Comprehensive Income for the Three Months               4
            June 30, 2008 and 2007 (Unaudited)

            Consolidated Statements of Cash Flows for The Three Months Ended June 30, 2008 and 2007             5
            (Unaudited)

            Notes to Financial Statements                                                                     7 - 18

 Item 2.    Management's Discussion and Analysis of Financial Condition or Plan of Operation                   19

 Item 3.    Qualitative and Quantitative Disclosures About Market Risk                                         22

 Item 4.    Controls and Procedures                                                                            22

            PART II OTHER INFORMATION                                                                          23

 Item 1.    Legal Proceedings                                                                                  23

 Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds                                        23

 Item 3.    Defaults upon Senior Securities                                                                    23

 Item 4.    Submission of Matters to a Vote of Security Holders                                                23

 Item 5.    Other Information                                                                                  23

 Item 6.    Exhibits and Reports on Form 8-K                                                                   23

            Signatures                                                                                         25






                                                AVALON OIL AND GAS, INC.
                                          CONDENSED CONSOLIDATED BALANCE SHEETS
                                            JUNE 30, 2008 AND MARCH 31, 2008


                                                        Assets

                                                                                        June 30,
                                                                                          2008          March 31,
                                                                                      (unaudited)         2008
                                                                                      ------------    ------------
 Current assets:
      Cash and cash equivalents                                                       $     10,582    $    108,688
      Accounts receivable                                                                   46,362          23,473
      Deposits                                                                               3,138           3,138
      Notes receivable                                                                      90,000          90,000
      Prepaid expenses                                                                      49,000         109,849
                                                                                      ------------    ------------

         Total current assets                                                              199,082         335,148
                                                                                      ------------    ------------

 Property and equipment
      Equipment, net of depreciation of $9,833 and $9,923 at
         June 30, and March 31, 2008, respectively                                          40,196          41,105
      Unproved oil and gas properties                                                      339,417         339,417
      Producing oil and gas properties, net of depletion of $157,654 and $125,347
         and impairment of $93,999 at June 30, and March 31, 2008, respectively            900,917         801,496
                                                                                      ------------    ------------

         Total property and equipment                                                    1,280,530       1,182,018

 Goodwill                                                                                   33,943          33,943
 Intellectual property rights, net of amortization of $327,541 and $272,336
      and impairment of $371,925 at June 30, and March 31, 2008 respectively             1,128,187       1,183,392
                                                                                      ------------    ------------

                                                                                      $  2,641,742    $  2,734,501
                                                                                      ============    ============


Liabilities and Shareholders' Equity
 Current liabilities:
       Accounts payable                                                                     56,130          81,869
       Due to related party                                                                 21,104          12,404
       Notes payable  - related party                                                       72,500         124,500
       Accrued liabilities                                                                   3,767           1,374
                                                                                      ------------    ------------

          Total current liabilities                                                        153,501         220,147
                                                                                      ------------    ------------

 Accrued ARO liability                                                                      53,666          52,458
 Minority interest in subsidiary                                                              --              --
 Commitments and contingencies                                                                --              --

 Shareholders' equity:
       Preferred stock, Series A, $0.10 par value, 1,000,000 shares authorized,
         100 shares issued and outstanding, including beneficial conversion feature        500,000         500,000
       Common stock, $0.001 par value, 50,000,000 shares authorized,
         39,074,830 and 31,767,463 shares issued and outstanding
         at June 30, and March 31, 2008, respectively                                       39,075          31,768
       Additional paid-in capital                                                       24,803,598      24,446,046
       Accumulated deficit                                                             (22,908,098)    (22,515,918)
                                                                                      ------------    ------------
          Total shareholders' equity                                                     2,434,575       2,461,896
                                                                                      ------------    ------------
                                                                                      $  2,641,742       2,734,501
                                                                                      ============    ============



                            AVALON OIL AND GAS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                For The Three Months Ended June 30, 2008 and 2007
                                   (Unaudited)

                                                        Three months ended,
                                                              June 30,
                                                        2008            2007
                                                    ------------    ------------


Oil and Gas Sales                                   $    113,140    $     42,964
                                                    ------------    ------------

Operating expenses:
     Lease operating expense, severance taxes and
     ARO accretion                                        39,889          29,605
     Selling, general and administrative expenses        184,084         353,788
     Stock-based compensation                            176,000       1,340,760
     Depreciation, depletion and amortization             89,422          81,450
                                                    ------------    ------------
        Total operating expenses                         489,395       1,805,603
                                                    ------------    ------------
        Loss from operations                            (376,255)     (1,762,639)

Other Income (Expenses)
     Interest income                                          89          10,875
     Realized losses on marketable securities               --            (8,012)
     Interest expense:
        Related party                                     (6,014)        (16,215)
                                                    ------------    ------------

Loss from Continuing Operations before
     Income Taxes                                       (382,180)     (1,775,991)

Provision (benefit) for income taxes                        --              --
                                                    ------------    ------------

Net loss before minority interest                       (382,180)     (1,775,991)

Minority interest in loss of subsidiary                     --              --
                                                    ------------    ------------

Net loss                                                (382,180)     (1,775,991)
                                                    ------------    ------------

Preferred Stock Dividend                                 (10,000)        (10,000)

Loss attributable to common stock
     after preferred stock dividends                $   (392,180)   $ (1,785,991)
                                                    ------------    ------------

Basic and diluted loss per common share             $      (0.01)   $      (0.10)
                                                    ============    ============

Basic and diluted weighted average
     common shares outstanding                        34,961,729      18,536,501
                                                    ============    ============

The components of other comprehensive income:
     Net loss                                       $   (382,180)   $ (1,775,991)
     Unrealized gains on available-for-sale
        marketable securites                                --             6,815
                                                    ------------    ------------

Comprehensive income (loss)                         $   (382,180)   $ (1,769,176)
                                                    ------------    ------------



                                AVALON OIL AND GAS, INC.
                     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                    For The Three Months Ended June 30, 2008 and 2007
                                      (Unaudited)

                                                                   2008           2007
                                                               -----------    -----------

Cash flows from operating activities:
     Net loss                                                  $  (382,180)   $(1,775,991)
     Adjustments to reconcile net (loss) to net cash used in
        operating activities:
           Depreciation                                              1,909          1,577
           Depletion                                                32,307         24,668
           Amortization                                             55,205         55,205
           Stock-based compensation                                176,000      1,340,759
     Changes in operating assets and liabilities
        Marketable securities                                         --          (22,146)
        Accounts receivable                                        (22,889)       (14,264)
        Prepaid expenses                                            60,849         25,357
        Accounts payable and other accrued expenses                (22,880)        (8,737)
        Asset retirement obligation                                  1,208            728
           Net cash used in operating activities               $  (100,471)   $  (372,844)
                                                               ===========    ===========

Cash flows from investing activities:
      Purchase of Leak Location Technologies                          --           (5,000)
      Issuance of notes receivable                                    --          (10,000)
      Purchase of fixed assets                                      (1,000)
      Disposal of fixed assets                                        --              456
      Additions to oil and gas properties                         (131,728)       (32,534)
                                                               -----------    -----------
         Net cash used in investing activities                    (132,728)       (47,078)
                                                               ===========    ===========

Cash flows from financing activities:
      Proceeds from sale of common stock                           179,824           --
      Preferred stock dividends                                       --          (10,000)
      Syndication fees paid
                                                                    (9,731)          --
      Payments on note payable                                     (35,000)          --
         Net cash provided by (used in) financing activities       135,093        (10,000)
                                                               -----------    -----------

Effect of unrealized gains on marketable
      securities held for resale                                      --            6,815

 Net increase (decrease) in cash
     and cash equivalents                                          (98,106)      (423,107)

Cash and cash equivalents,
     Beginning of period                                           108,688        900,537
                                                               -----------    -----------

Cash and cash equivalents,
     End of period                                             $    10,582    $   477,430



                              AVALON OIL AND GAS, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                  For The Three Months Ended June 30, 2008 and 2007
                                    (Unaudited)

                                                                2008         2007
                                                             ----------   ----------

Supplemental cash flow information:
     Cash paid during the period for:
        Interest                                             $    1,027   $     --
        Income taxes                                         $     --     $     --

     Non-cash investing and financing transactions:
        Common stock issued in exchange for consulting       $   16,000   $1,340,759
        services
        Common stock issued for directors' fees              $  160,000   $     --
        Preferential conversion feature of loan              $     --     $   25,852
        Common stock issued on conversion of notes payable   $   17,000   $     --














                                          6

                             AVALON OIL & GAS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2008
                                   (Unaudited)

Note 1: DESCRIPTION OF BUSINESS

Avalon Oil & Gas, Inc. (the "Company") was originally incorporated in Colorado in April 1991 under the name Snow Runner (USA), Inc. The Company was the general partner of Snow Runner (USA) Ltd., a Colorado limited partnership to sell proprietary snow skates under the name "Sled Dogs" which was dissolved in August 1992. In late 1993, the Company relocated its operations to Minnesota and in January 1994 changed our name to Snow Runner, Inc. In November 1994 we changed our name to the Sled Dogs Company. On November 5, 1997, we filed for protection under Chapter 11 of the U.S. Bankruptcy Code. In September 1998, we emerged from protection of Chapter 11 of the U.S. Bankruptcy Code. In May, 1999, we changed our state of domicile to Nevada and our name to XDOGS.COM, Inc. On July 22, 2005, the Board of Directors and a majority of the Company's shareholders approved an amendment to our Articles of Incorporation to change the Company's name to Avalon Oil & Gas, Inc., and to increase the authorized number of shares of our common stock from 200,000,000 shares to 1,000,000,000 shares, par value of $0.001, and engage in the acquisition of producing oil and gas properties.

Avalon Oil & Gas, Inc., ("the Company") is currently in the process of raising funds to acquire oil and gas properties and related oilfield technologies, which the Company plans to develop into commercial applications.

On July 7, 2006, the Company purchased all the outstanding shares of Ultrasonic Mitigation Technologies, Inc. (UMTI) from UTEK Corporation for 812,5000 shares of the Company's Common Stock valued at $695,500. The shares were valued at the average sales price received in private placements for sales of restricted common stock for cash. UMTI became a wholly owned subsidiary of the Company as of the date of acquisition. UMTI holds the technology license of a patented process for paraffin wax mitigation from crude oil using ultrasonic waves developed by the University of Wyoming.

On November 8, 2006, the Company purchased all the outstanding shares of Intelli-Well Technologies, Inc. (IWTI) from UTEK Corporation for 1,000,000 shares of the Company's common stock valued at $594,000. The shares were valued at the average sales price received in private placements for sales of restricted common stock for cash. ITWI became a wholly owned subsidiary of the Company as of the date of acquisition. IWTI holds a non-exclusive license in the United States for a borehole casing technology developed by the Regents of the University of California (the "Regents") through its researchers at Lawrence Livermore National Laboratory.

On March 28, 2007, the Company purchased all the outstanding shares of Leak Location Technologies, Inc. (LLTI) from UTEK Corporation for 1,835,526 shares of the Company's common stock valued at $1,090,303. The shares were valued at the average sales price received in private placements for sales of restricted common stock for cash. LLTI became a wholly owned subsidiary of the Company as of the date of acquisition. LLTI holds a non-exclusive license in the United States for a leak detection and location technology developed by the Rensselaer Polytechnic Institute ("Rensselaer") through its researcher Michael Savic.

On September 22, 2007 the Company entered into an agreement with respect to granting Oiltek, Inc. the right to market Avalon's intellectual property and providing to Oiltek, Inc. $50,000 in exchange for a 78.6% interest in Oiltek. Oiltek is consolidated in these financial statements with a minority interest shown.

Note 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Preparation of Financial Statements

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and related notes. The accompanying unaudited condensed consolidated financial statements and related notes should be read in conjunction with the audited consolidated financial statements of the Company and notes thereto for the year ended March 31, 2008.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (which include only normal recurring adjustments) necessary to present fairly the balance sheets of Avalon Oil and Gas Inc. and subsidiaries as of June 30, 2008 and the results of their operations for the three months ended June 30, 2008 and 2007, and cash flows for the three months ended June 30, 2008 and 2007. The results of operations for the three months ended June 30, 2008 and 2007 are not necessarily indicative of the results to be expected for the entire year.

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

The fair value of substantially all securities is determined by quoted market prices. Gains or losses on securities sold are based on the specific identification method. As of June 30, 2008, all investments are considered to be available-for-sale for financial reporting purposes.

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

All capitalized costs of natural gas and oil properties, including the estimated future costs to develop reserves, are amortized (depleted) on the units-of-production method using estimates of proved reserves. Investments in unproved reserves and major development projects are not amortized until proved reserves associated with the projects can be determined or until impairment occurs. If the results of an assessment indicate that the properties are impaired, the amount of the impairment is added to the capitalized costs to be amortized. Abandonment of natural gas and oil properties are accounted for as adjustments of capitalized costs; that is, the cost of abandoned properties is charged to the full cost pool and amortized.

Under the full cost method, the net book value of natural gas and oil properties, less related deferred income taxes, may not exceed a calculated "ceiling". The ceiling is the estimated after-tax future net revenue from proved natural gas and oil properties, discounted at ten percent (10%) per annum, plus the lower of cost or fair market value of unproved properties adjusted for the present value of all future oil and gas hedges. In calculating future net revenues, prices and costs in effect at the time of the calculation are held constant indefinitely, except for changes that are fixed and determinable by existing contracts. The net book value is compared to the ceiling on a quarterly basis. The excess, if any, of the net book value above the ceiling is required to be written off as an expense. During the three months ended June 30, 2008 and 2007, the Company did not recognize any impairment expense.

Other Property and Equipment

Other property and equipment is reviewed on an annual basis for impairment and as of June 30, 2008, the Company had not identified any such impairment. Repairs and maintenance are charged to operations when incurred and improvements and renewals are capitalized.

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

Intangible Assets

The cost of licensed technologies (intellectual property rights) acquired is capitalized and is being amortized over the shorter of the term of the licensing agreement or the remaining life of the underlying patents.

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

Revenue Recognition

In accordance with the requirements of SEC Staff Accounting Bulletin Topic 13A "Revenue Recognition", revenues are recognized at such time as (1) persuasive evidence of an arrangement exists, (2) delivery has occurred or services have been rendered, (3) the seller's price to the buyer is fixed or determinable and
(4) collectibility is reasonably assured. Specifically, oil and gas sales are recognized as income at such time as the oil and gas are delivered under contract to a viable third party purchaser at an agreed price. Interest income is recognized as it is earned.

Recently Issued Accounting Standards

In September 2006, the FASB issued Statement No. 157, "Fair Value Measurements" ("SFAS No. 157"). SFAS No. 157 addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under GAAP. SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, with earlier adoption permitted. The adoption of SFAS No. 157 had no material impact to the Company's financial position, results of operations, or cash flows.

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

In February 2007, the FASB issued Statement No. 159 "The Fair Value Option for Financial Assets and Financial Liabilities" (SFAS 159). This statement permits companies to choose to measure many financial assets and liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The adoption of SFAS No. 157 had no material impact to the Company's financial position, results of operations, or cash flows.

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

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities--an amendment of FASB Statement No. 133 (FAS
161). FAS 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about
(a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. The guidance in FAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. This Statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption. The Company does not believe that SFAS 161 will have a material impact on its consolidated financial statements.

Reclassifications

Certain reclassifications have been made to the prior years' financial statements to conform to the current year presentation. These reclassifications had no effect on previously reported results of operations or retained earnings.

Note 3: RELATED PARTY TRANSACTIONS

Promissory Notes

On May 8, 2005, a shareholder loaned the Company $100,000 for working capital in exchange for a promissory note. The note carries a 10% interest rate and matured on November 8, 2006. The Company entered into an agreement with the noteholder to extend the due date until May 8, 2008. The noteholder has the right to convert the note and accrued interest at the rate of $0.01 per share. The value of this conversion feature was treated as a loan discount for the full $100,000 of the loan and was amortized to interest expense over the life of the loan.

On May 8, 2007 the loan was extended for one year. The conversion feature of the note was valued at $25,852 and was treated as prepaid loan costs. During the three months ended June 30, 2008 $2,298 was amortized to interest expense.

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

On June 6, 2008, the note holder converted $7,000 of principal for 1,550,000 shares of common stock.

On June 23, 2008, the note holder converted $10,000 of principal for 1,500,000 shares of common stock.

The balance of the note as of June 30, 2008 and March 31, 2008 was $20,000 and $37,000, respectively. This note has not been further expanded and is currently past due.

On February 11, 2008, the Company borrowed $75,000 from an officer of the corporation. The note carries a 10% interest rate and matured on March 31, 2008. On April 18, 2008 the Company repaid $35,000 of the note plus accrued interest. The balance of the note at June 30, 2008 and March 31, 2008 was $40,000 and $75,000, respectively. This note was not extended, and the balance remains past due.

Convertible notes payable in the amount of $12,500 dated November 28, 2006 were issued by Oiltek. The notes bear interest at the rate of 8% per annum, and were due in full on October 1, 2007. The notes are convertible by the holder into common stock of Oiltek at a conversion of $0.01 per share. Accrued interest is convertible by the holders into common stock of Oiltek at maturity of the note at a price of $0.02 per share. These convertible notes are currently past due.

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

During the three months ended June 30, 2008 and 2007, the Company incurred $10,000 in preferred stock dividends, respectively.

The holders of the Series A Preferred Stock have the right to convert the preferred stock into shares of common stock such that if converted simultaneously, they shall represent represent 40 percent (40%) of the fully diluted shares outstanding after their issuance. Fully diluted shares outstanding is computed as the sum of the number of shares of common stock outstanding plus the number of shares of common stock issuable upon exercise, conversion or exchange of outstanding options, warrants, or convertible securities.

Note 4: STOCK-BASED COMPENSATION

On April 14, 2008, the Company issued its directors 1,000,000 shares of common stock each for directors' fees. The transactions were recorded at the quoted market price of the stock on the date of issuance. The services, valued at $160,000 are included in the accompanying financial statements as "Stock-based compensation".

On April 14, 2008, the Company issued 100,000 shares of common stock for consulting services. The stock was recorded at the quoted market price of the stock on the date of issuance. The services, valued at $16,000, are included in the accompanying financial statements as "Stock-based compensation".

Note 5: NOTE RECEIVABLE

On December 11, 2006 the Company loaned $65,000 to an individual, which was due on April 1, 2007 with an interest rate of 13%. The Company received a promissory note evidencing the loan. The note is secured by real property. An interest only payment of $3,163 was made on the note and it was extended until October 1, 2007. The loan is now past due, and the Company anticipates collection before September 30, 2008.

On September 12, 2007 the Company loaned $25,000 to a company, which was due on November 5, 2007 with an interest rate of 10%. The Company received a promissory note evidencing the loan. The note is unsecured. The loan is now past due, and the Company anticipates collection before September 30, 2008.

Note 6: OIL AND GAS PROPERTY ACTIVITY

In April 2008, the Company increased its working interest in the Janssen #1A well to 7.5% interest for $37,500.

In June 2008, the Company acquired a 2.5% working interest in the Grace #2 well in the East Chandler Field in Oklahoma for $40,000.

Note 7: INCOME TAXES

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

The company is delinquent filing tax returns with the Internal Revenue service and state taxing authorities. The Company is currently in the process of filing these delinquent returns. The filing of these returns should result in a net operating loss (NOL) carry forward which would create in a deferred tax asset that would be fully reserved.

Note 8: SHAREHOLDERS' EQUITY

On April 14, 2008, the Company issued directors 1,000,000 shares of common stock each for directors' fees. The transactions were recorded at the quoted market price of the stock on the date of issuance. The services, valued at $160,000 are included in the accompanying financial statements as "Stock-based compensation".

On April 14, 2008, the Company issued 100,000 shares of common stock for consulting services. The stock was recorded at the quoted market price of the stock on the date of issuance. The services, valued at $16,000, are included in the accompanying financial statements as "Stock-based compensation".

Information with respect to stock warrants outstanding is follows:

                                                      Expired,
 Exercise   Outstanding              Exercised or   Outstanding     Expiration
  Price    March 31, 2008   Granted   Cancelled    June 30, 2008       Date
  -----    --------------   -------   ---------    -------------       ----
 Warrants:
  $0.20       125,000         -0-        -0-          125,000       12/8/2012
  $0.60       150,000         -0-        -0-          150,000        3/6/2013


Note 9: TECHNOLOGY LICENSE AGREEMENTS

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

Minimum obligations under license agreements for the next five years:

                   3/31/09                   $ 110,000
                   3/31/10                      20,000
                   3/31/11                      30,000
                   3/31/12                      40,000
                   3/31/13                      40,000
                                             ---------
                                             $ 240,000
                                             =========

Note 10: EARNINGS PER SHARE

SFAS 128 requires a reconciliation of the numerator and denominator of the basic and diluted earnings per share (EPS) computations. The following securities were not included in the calculation of diluted earnings per share because their effect was anti-dilutive.

For the three months ended June 30, 2008 and 2007, dilutive shares do not include outstanding warrants to purchase 125,000 shares of common stock at an exercise price of $0.20; 150,000 shares of common stock at an exercise price of $0.60; because the effects were anti-dilutive. Diluted shares does not include shares issuable to the preferred shareholders pursuant to their right to convert preferred stock into sufficient common shares sufficient to equal 40% of the post conversion outstanding shares as the effect would be anti-dilutive.

The following reconciles the components of the EPS computation:

                                       Income         Shares      Per Share
                                       Numerator)   (Denominator)   Amount
                                      -----------    -----------    ------

For the three months ended June 30, 2008:

   Net loss                          $  (382,180)
   Minority interest in loss of
   Subsidiary                                 --
   Preferred stock dividends             (10,000)
                                     -----------
   Basic EPS loss available to
   common shareholders               $  (392,180)    34,968,222   $  (0.01)
   Effect of dilutive securities:
   None                                       --             --         --
                                     -----------    -----------   --------

   Diluted EPS loss available to
   common shareholders               $  (392,180)    34,968,222   $  (0.01)
                                     ===========    ===========   ========

For the three months ended June 30, 2007:

   Net loss                          $(1,775,991)
   Preferred stock dividends             (10,000)
                                     -----------
   Basic EPS loss available to
   common shareholders               $(1,785,991)    18,536,501   $  (0.10)

   Effect of dilutive securities:
   None                                       --             --         --
                                     -----------    -----------   --------

   Diluted EPS loss available to
   common shareholders               $(1,785,991)    18,536,510   $ (0.10)
                                     ===========    ===========   ========


Note 11: SUBSEQUENT EVENTS

On July 3, 2008 the Company signed a letter agreement with a company to acquire all the company's oil and gas producing assets in the East Chandler Field, Lincoln County, Oklahoma for $1,750,000. The Company will increase its current interest in the Grace #2 well and acquire working interests in four other producing wells in the East Chandler Field, the Grace #1, Grace #3, Grace #5A and Grace #6 wells. The Grace #2 working interest was initially acquired by Avalon in June, 2008, and the well is currently producing 350 MCF of gas per day. The Company has raised funds for the foregoing purchase through private placements of equity.

The Company's management believes that as a result of the acquisition of the oil and gas producing properties in the East Chandler Field and other funds raised, it will have sufficient cash flow to support the Company's operations for the next 12 months.

References in this document to "us," "we," "our," "the Registrant" or "the Company" refer to Avalon Oil & Gas, Inc., and its predecessors.

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

In furtherance of the foregoing strategy, we have engaged in the following transactions during and subsequent to the period covered by this report:

     We announced in a press release dated July 2, 2008 that we have signed a letter agreement to acquire all of the oil and gas producing assets owned by Bedford Energy, Inc. in the East Chandler Field, Lincoln County, Oklahoma. We will increase our current interest in the Grace #2 well and acquire working interests in four other producing wells in the East Chandler Field, the Grace #1, Grace #3, Grace #5A and Grace #6 wells, as follows:

          o We are increasing our working interest in the Grace #2 from 2.5% to 7.5%; and increasing our net revenue interest in the Grace #2 to 11.95%, which is producing 350 thousand cubic feet of gas per day. We initially acquired its working interest in the Grace #2 well in June, 2008.

          o We are acquiring a 10% working interest and 13.825% net revenue interest in the Grace #1, Grace #3, Grace #5A and Grace #6 wells. The Grace #5A has an initial potential of 50 barrels of oil per day and 300 thousand cubic feet of gas per day. The Grace #1, the Grace #3, the Grace #5 and the Grace #6 wells will be completed in the Hunton Lime.

          o We are acquiring a salt water disposal well and offset and development acreage in the two quarter sections of the East Chandler Field.

     In addition, We will also acquire total reserves of 90,000 barrels of oil and 559 million cubic feet of gas.

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

Operations for the Three Months ended June 30, 2008

As of June 30, 2008, we had $10,582 in cash and cash equivalents compared with $477,430 on June 30, 2008, a decrease of 97.8%, total assets of $199,082 at June 30, 2008 compared with $664,158 on June 30, 2008, a decrease of 69.1% and $335,148 at March 31, 2008, a decrease of 40.6%, and outstanding liabilities of $153,501, compared with $193,025 on June 30, 2007, a decrease of 20.5% and $220,147 on March 31, 2008, a decrease of 30.3%.

We had oil and gas sales of $113,140 for the three months ended June 30, 2008, as compared with $42,964 for the three month period ended June 30, 2007, an increase of 163%. Revenues from the sale of oil and gas increased as a result of the purchase of additional oil and gas interests

We had interest income of $89 for the three month period ended June 30, 2008, as compared to interest income of $10,875 for the three month period ending June 30, 2007, a decrease of $10,786. This reduction was due to the conversion of most of the Company's debt for equity.

During the three month period ending June 30, 2008, our lease operating expense was $39,889 as compared with $29,605 for the three month period ended June 30, 2007, an increase of 38%, as a result of the acquisition of several properties over the course of the last 12 months ended June 30, 2008. Our selling, general, and administrative expenses were for the period ended June 30, 200 was $184,084 as compared to $353,788 for the three month period ended June 30, 2007. Our stock based compensation for the three month period ended June 30, 2007 were $176,000 as compared to $1,340,760 for the three month period ended June 30, 2006.


LIQUIDITY AND CAPITAL RESOURCES

Our cash and cash equivalents were $10,582 on June 30, 2008, compared to $477,430 on June 30, 2007. We met our liquidity needs through the issuance of our common stock for cash and the revenue derived from oil and gas operations.

During the three month period ended June 30, 2008 we sold 3,157,537 shares of our common stock and received $179,824 in cash.

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

Subsequent Events

On July 3, 2008 the Company signed a letter agreement with a company to acquire all the company's oil and gas producing assets in the East Chandler Field, Lincoln County, Oklahoma for $1,750,000. The Company will increase its current interest in the Grace #2 well and acquire working interests in four other producing wells in the East Chandler Field, the Grace #1, Grace #3, Grace #5A and Grace #6 wells. The Grace #2 working interest was initially acquired by Avalon in June, 2008, and the well is currently producing 350 MCF of gas per day. The Company has raised funds for the foregoing purchase through private placements of equity.

The Company's management believes that as a result of the acquisition of the oil and gas producing properties in the East Chandler Field and other funds raised, it will have sufficient cash flow to support the Company's operations for the next 12 months.

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

Notes Payable - Related Party

Future payments due on our contractual obligations as of June 30, 2008 are as follows:

           Total            2008         2009-2010        2011-2012

Notes payable             $72,500         $    -          $    -    $    -


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


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

This information has been omitted, as the Company qualifies as a smaller reporting company.


ITEM 4T.  CONTROLS AND PROCEDURES

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

On April 14, 2008, we issued our directors 1,000,000 shares of common stock for directors' fees. The transactions were recorded at the quoted market price of the stock on the date of issuance. The services were valued at $160,000.

On April 14, 2008, we issued 100,000 shares of common stock for consulting services. The stock was recorded at the quoted market price of the stock on the date of issuance. The services were valued at $16,000.

(b) None.

(c) None.


ITEM 3. - DEFAULTS UPON SENIOR SECURITIES.

None.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None


ITEM 5. OTHER INFORMATION.

None.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Form 8-K

1. Filed on July 2, 2008 we announced that we had signed a letter agreement to acquire all of the oil and gas producing assets owned by Bedford Energy, Inc. in the East Chandler Field, Lincoln County, Oklahoma.

2. Filed August 1, 2008 we announced that Menno Wiebe, who has been a director since October 30, 2007, resigned his directorship of the Company effective August 1, 2008

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


Avalon Oil & Gas, Inc.


By: /s/ Kent Rodriguez
-------------------------------
Date: August 19, 2008
Kent Rodriguez
Chief Executive Officer
Chief Financial and Accounting Officer