Form 10-Q
period 2008-09-30
Avalon Oil & Gas, Inc.
filed 2008-11-14
CIK 918573

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

Or

❒ TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission File Number: 1-12850

AVALON OIL & GAS, INC.
(Exact Name of Small Business Issuer as specified in its charter)

Nevada	84-1168832
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)

7808 Creekridge Circle, Suite 105
Minneapolis, MN 55439
(Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code:
(952) 746-9652
Indicate by check mark whether the Issuer:

(1) Has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports):   Yes ☒       No ❒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer   ❒            Accelerated Filer                        ❒

Non-Accelerated Filer     ❒            Smaller Reporting Company    ☒

(2) Has been subject to such filing requirements for the past 90 days.   Yes ☒      No  ❒

54,550,609 shares of the registrant's Common Stock, $.001 per share, were outstanding as of November 10, 2008.

i

ii

AVALON OIL & GAS, INC.
CONSOLIDATED BALANCE SHEETS

	September 30,	March 31,
	2008	2008
	(unaudited)	(audited)
Assets
Current assets

Cash and cash equivalents	$31,551	$108,688
Accounts receivable	62,892	23,473
Deposits	3,138	3,138
Notes receivable	90,000	90,000
Interest receivable	14,723	-
Prepaid expenses	30,168	109,849

Total current assets	232,472	335,148

Property and equipment, net	33,516	41,105
Unproven oil and gas properties	339,417	339,417
Producing oil and gas properties, net	2,562,246	801,496
Goodwill	33,943	33,943
Intellectual property rights, net	1,073,009	1,183,392

Total assets	$4,274,603	$2,734,501

Liabilities and stockholders' equity
Current liabilities
Accounts payable and accrued liabilities-related party	$145,782	$83,243
Cash due for acquisition	225,000	-
Due to related party	10,000	12,404
Notes payable	782,500	124,500

Total current liabilities	1,163,282	220,147

Accrued ARO liability	54,875	52,458

Total liabilities	1,218,157	272,605

Commitments and contingencies (note 9)	-

Stockholders' equity
Preferred stock, Series A, $0.10 par value, 1,000,000 shares
authorized; 100 shares issued and outstanding	500,000	500,000
Common stock, $0.001 par value; 1,000,000,000 shares authorized;
54,550,609 and 31,767,463 shares issued and outstanding	54,551	31,768
at September 30, 2008 and March 31, 2008, respectively
Additional paid-in capital - Common stock	25,897,189	24,446,046
Common stock subscribed	1,500	-
Accumulated deficit	(23,396,793)	(22,515,918)
Total stockholder's equity	3,056,446	2,461,896

Total liabilities and stockholders' equity	$4,274,603	$2,734,501

See notes to consolidated financial statements.

AVALON OIL & GAS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
(Unaudited)

	For the Three	For the Three	For the Six	For the Six
	Months Ended	Months Ended	Months Ended	Months Ended
	September 30,	September 30,	September 30,	September 30,
	2008	2007	2008	2007
Oil and gas sales	$134,725	$57,342	$247,865	$100,306

Operating expenses:
Lease operating expense, severance taxes
and ARO accretion	147,139	42,006	187,028	71,611
Selling, general and administrative expenses	209,433	298,532	393,517	652,320
Stock-based compensation	10,000	119,850	186,000	1,460,610
Acquisition costs	120,000	-	120,000	-
Depreciation, depletion, and amortization	110,354	79,041	199,776	160,491
Total operating expenses	596,926	539,429	1,086,321	2,345,032

Operating loss	(462,201)	(482,087)	(838,456)	(2,244,726)

Other expense:
Interest (income) expense, net	(1,006)	4,540	4,919	9,880
Loss on sale of minority interest	37,500	-	37,500	-
Realized losses on marketable securities	-	8,112	-	16,124
Total other (income) expense	36,494	12,652	42,419	26,004

Loss before taxes	(498,695)	(494,739)	(880,875)	(2,270,730)

Provision for taxes	-	-	-	-

Net loss before minority interest	(498,695)	(494,739)	(880,875)	(2,270,730)

Minority interest in loss of subsidiary	-	-	-	-

Net loss	(498,695)	(494,739)	(880,875)	(2,270,730)

Preferred stock dividend	(10,000)	(10,000)	(20,000)	(20,000)

Net loss attributable to common stock after preferred stock dividends	$(508,695)	$(504,739)	$(900,875)	$(2,290,730)

Net loss per share - basic and diluted	$(0.01)	$(0.03)	$(0.02)	$(0.12)

Weighted average shares outstanding - basic and diluted	44,454,961	19,554,383	39,737,561	19,048,223

Components of other comprehensive income:
Net loss	(498,695)	(494,739)	(880,875)	(2,270,730)
Unrealized gains on available-for-sale marketable securities	-	7,193	-	14,008

Comprehensive income (loss)	$(498,695)	$(487,546)	$(880,875)	$(2,256,722)

See notes to consolidated financial statements.

AVALON OIL & GAS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
(Unaudited)

	For the Six	For the Six
	Months Ended	Months Ended
	September 30,	September 30,
	2008	2007

Cash flows from operating activities:
Net loss	$(880,875)	$(2,270,730)
Adjustments to reconcile net loss to net
cash used in operating activities:
Loss on sale of minority interest in Bedford Energy assets	37,500
Non-cash compensation	296,000	1,463,410
Depreciation	8,589	3,154
Depletion	70,779	46,926
Amortization	110,383	110,411
Net change in operating assets and liabilities:
Marketable securities	-	(57,347)
Accounts receivable	(39,419)	409
Prepaid expenses	79,681	34,421
Notes receivable	(14,723)	-
Accounts payable and other accrued expenses	62,538	(31,547)
Due to related party	(2,404)	-
ARO accretion	2,417	-
Asset retirement obligation	-	1,456

Net cash used in operating activities	(269,534)	(699,437)

Cash flows from investing activities:
Purchase of Leak Location Technologies	-	(5,000)
Purchase of Oiltek	-	(13,593)
Purchase of Bedford Energy assets	(775,000)	-
Sale of a minority interest in Bedford Energy assets	262,500
Issuance of notes receivable	-	(35,000)
Purchase of equipment	(1,000)	-
Disposal of equipment	-	194
Additions to oil and gas properties	(131,529)	(40,097)
	(645,029)	(93,496)
Net cash used in investing activities

Cash flows from financing activities:
Proceeds from sale of common stock, net of costs	910,660	141,156
Preferred stock dividends	-	(20,000)
Payments on note payable	(73,234)	-
	837,426	121,156
Net cash provided by financing activities

Effect of unrealized gains on marketable securities held for resale	-	18,467

Net increase (decrease) in cash and cash equivalents	(77,137)	(653,310)

Cash and cash equivalents at beginning of period	108,688	900,537

Cash and cash equivalents at end of period	$31,551	$247,227

Supplemental disclosures of cash flow information:

Cash paid during the period for:
Interest	$2,524	$-

Taxes	$-	$-
Non cash transactions:
Common stock issued in exchange for consulting services	$16,000	$1,433,058

Preferential conversion feature of loan	$-	$25,852

Warrants issued in exchange for loan	$-	$30,325

Common stock issued for directors fees	$160,000	$-

Fees attributable to equity financing	$-	$-

Common stock issued in error	$27	$-

Common stock issued for conversion of note payable	$18,766	$-

See notes to consolidated financial statements.

AVALON OIL & GAS, INC.
NOTES TO CONDENSED CONSOLIDATED STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
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

On September 22, 2007 the Company entered into an agreement with respect to granting Oiltek, Inc. the right to market Avalon's intellectual property and providing to Oiltek, Inc. $50,000 in exchange for a 78.6% interest in Oiltek. Oiltek is consolidated in these financial statements with a minority interest.

On August 11, 2008, the Company increased it’s working interest from 2.5% to 7.5% in the Grace #2 well in East Chandler Field in Oklahoma.  The Company also acquired a 10% working interest  and a 13,825% net revenue in certain of the assets (the “Bedford Assets”) of Bedford Energy, Inc. (the “Bedford Acquisition”) for consideration totaling  $2,000,000, consisting of $1,000,000 in cash, $750,000 in a note payable, and issued 2,500,000 shares of common stock at $0.10 per share.  During the three months ended September 30, 2008, the Company sold a 15% of its recently acquired interest in the Bedford Assets, for cash in the amount of $262,500.

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (which include only normal recurring adjustments) necessary to present fairly the balance sheets of Avalon Oil and Gas Inc. and subsidiaries as of September 30, 2008 and the results of their operations for the three and six months ended September 30, 2008 and 2007, and cash flows for the six months ended September 30, 2008 and 2007. The results of operations for the three and six months ended September 30, 2008 and 2007 are not necessarily indicative of the results to be expected for the entire year.

AVALON OIL & GAS, INC.
NOTES TO CONDENSED CONSOLIDATED STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
(Unaudited)

Basis of consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Ultrasonic Mitigation Technologies, Inc.; Intelli-Well Technologies, Inc. and Leak Location Technologies, Inc. along with  78.6% owned Oiltek, Inc. All significant inter-company items have been eliminated in consolidation.

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

The fair value of substantially all securities is determined by quoted market prices. Gains or losses on securities sold are based on the specific identification method. As of September 30, 2008, all investments are considered to be available-for-sale for financial reporting purposes.

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

AVALON OIL & GAS, INC.
NOTES TO CONDENSED CONSOLIDATED STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
(Unaudited)

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

Under the full cost method, the net book value of natural gas and oil properties, less related deferred income taxes, may not exceed a calculated "ceiling". The ceiling is the estimated after-tax future net revenue from proved natural gas and oil properties, discounted at ten percent (10%) per annum, plus the lower of cost or fair market value of unproved properties adjusted for the present value of all future oil and gas hedges. In calculating future net revenues, prices and costs in effect at the time of the calculation are held constant indefinitely, except for changes that are fixed and determinable by existing contracts. The net book value is compared to the ceiling on a quarterly basis. The excess, if any, of the net book value above the ceiling is required to be written off as an expense. During the three and six months ended September 30, 2008 and 2007, the Company did not recognize any impairment expense.

Other Property and Equipment

Other property and equipment is reviewed on an annual basis for impairment and as of September 30, 2008, the Company had not identified any such impairment. Repairs and maintenance are charged to operations when incurred and improvements and renewals are capitalized.

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

Should the sum of the expected cash flows be less than the carrying amount of assets being evaluated, an impairment loss would be recognized. The impairment loss would be calculated as the amount by which the carrying amount of the assets, exceed fair value. Estimated amortization of intangible assets over the next five years is as follows:

03/31/09	$220,822
03/31/10	220,822
03/31/11	220,822
03/31/12	220,822
03/31/13	220,822
$1,104,109

AVALON OIL & GAS, INC.
NOTES TO CONDENSED CONSOLIDATED STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
(Unaudited)

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

In July 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109 (FIN 48). FIN 48 is intended to clarify the accounting for uncertainty in income taxes recognized in a company's financial statements and prescribes the recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

AVALON OIL & GAS, INC.
NOTES TO CONDENSED CONSOLIDATED STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
(Unaudited)

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

Deposits and other assets

Deposits and other assets consist of a deposit on leased office space in the amount of $3,138 as of September 30, 2008 and March 31, 2008.

Recently Issued Accounting Standards

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

NOTE 3: BEDFORD ENERGY, INC ACQUISITION

On August 11, 2008, the Company entered into an agreement to purchase certain oil and gas properties of Bedford Energy, Inc.  for a total of $2,000,000.  The payment terms consisted of a cash in the amount of $1,000,000, a note payable in the amount of $750,000, and 2,500,000 shares of the Company’s common stock with a fair value of $250,000.  At September 30, 2008, the Company had paid $775,000 of the $1,000,000 cash amount due; the remaining $225,000 is shown as a current liability on the Company’s balance sheet at September 30, 2008 and was paid in October, 2008.   The $750,000 note payable is due in full on December 13, 2008, and bears interest at the rate of 5% per annum.

During the three months ended September 30, 2008, the Company sold a 15% minority interest in the Bedford Assets for cash in the amount of $262,500.  The Company recorded a loss in this sale in the amount of  $37,500 during the three months ended September 30, 2008.

AVALON OIL & GAS, INC.
NOTES TO CONDENSED CONSOLIDATED STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
(Unaudited)

NOTE  4: NOTE RECEIVABLE

On December 11, 2006 the Company loaned $65,000 to an individual, which was due on April 1, 2007 with an interest rate of 13%. The Company received a promissory note evidencing the loan. The note is secured by real property. An interest only payment of $3,163 was made on the note and it was extended until October 1, 2007. The loan is now past due, and the Company anticipates collection before December 31, 2008. Interest receivable on this note is $12,093 as of September 30, 2008. The principal and interest of this loan was repaid on October 14, 2008.

On September 12, 2007 the Company loaned $25,000 to a company, which was due on November 5, 2007 with an interest rate of 10%. The Company received a promissory note evidencing the loan. The note is unsecured. The loan is now past due, and the Company anticipates collection before December 31, 2008.  Interest receivable on this note is $2,630 as of September 30, 2008.

NOTE 5: PROPERTY AND EQUIPMENT

A summary of property and equipment at September 30, 2008  and March 31, 2008, is as follows:

	September 30, 2008	March 31, 2008
Office Equipment	$41,778	$41,778
Leasehold improvements	7,989	6,989
	49,767	48,767
Less: Accumulated depreciation	(16,251)	(7,662)
Total	$33,516	$41,105

Depreciation expense for the three months ended September 30, 2008 and 2007 was $2,720 and $1,577, respectively.  Deprecation expense for the six months ended September 30, 2008 and 2007 was $8,589 and $3,154, respectively.

NOTE 6: INTELLECTUAL PROPERTY RIGHTS

A summary of the intellectual property rights at September 30, 2008 and March 31, 2008, are as follows:

	September 30, 2008	March 31 2008
Ultrasonic Mitigation Technology	$425,850	$425,850
Intelli-Well Technologies	391,500	391,500
Leak Location Technology	980,303	980,303
BIO-CAT Well and pipeline	30,000	30,000
	1,827,653	1,827,653
Less: accumulated amortization	(754,644)	(644,261)
Total	$1,073,009	$1,183,392

Amortization expense for the three months ended September 30, 2008 and 2007 was $55,178 and $55,206, respectively.  Amortization expense for the six months ended September 30, 2008 and 2007 was $110,383 and $110,411, respectively.

AVALON OIL & GAS, INC.
NOTES TO CONDENSED CONSOLIDATED STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
(Unaudited)

NOTE 7: OIL AND GAS PROPERTY ACTIVITY

In April 2008, the Company increased its working interest in the Janssen #1A well to 7.5% interest for $37,500.

In June 2008, the Company acquired a 2.5% working interest in the Grace #2 well in the East Chandler Field in Oklahoma for $40,000.

In August 2008, the Company increased it’s working interest from 2.5% to 7.5% in the Grace #2 well in East Chandler Field in Oklahoma. The Company also acquired a 10% working interest in the Grace #1, Grace #3, Grace #5A, and Grace #6 wells for of $2,000,000 (see Note 3). During the three months ended September 30, 2008, the Company sold a 15% minority interest in the oil and gas property acquired from Bedford Energy (see Note 3).

Producing oil and gas properties consist of the following:

	September 30, 2008	March 31, 2008
Bedford Energy	$2,000,000	$-
Other properties- net	562,246	801,496
Total	$2,562,246	$801,496

NOTE 8: ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consisted of the following:

	September 30, 2008	March 31, 2008
Accounts payable	$129,091	$81,869
Accrued interest	16,691	1,374
Total	$145,782	$83,243

NOTE 9: NOTES PAYABLE

On May 8, 2005, a shareholder loaned the Company $100,000 for working capital in exchange for a promissory note. The note carries a 10% interest rate and matured on November 8, 2006. The Company entered into an agreement with the note holder to extend the due date until May 8, 2008. The note holder has the right to convert the note and accrued interest at the rate of $0.01 per share. The value of this conversion feature was treated as a loan discount for the full $100,000 of the loan and was amortized to interest expense over the life of the loan.

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

AVALON OIL & GAS, INC.
NOTES TO CONDENSED CONSOLIDATED STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
(Unaudited)

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

The balance of the note as of September 30, 2008 and March 31, 2008 was $20,000 and $37,000, respectively. This note is currently past due and in default.

On February 11, 2008, the Company borrowed $75,000 from an officer of the corporation. The note carries a 10% interest rate and matured on March 31, 2008. On April 18, 2008 the Company repaid $35,000 of the note plus accrued interest. During the three months ended September 30, 2008, the Company made payments in the amount of $40,000 to repay the remaining balance left on the note, the Company also repaid accrued interest in the amount of $762. The balance of the note at September 30, 2008 and March 31, 2008 was $0 and $75,000, respectively.

On August 13, 2008, the Company issued a promissory note to Bedford Energy, Inc as part of the asset acquisition in the amount of $750,000.  This note carries an interest rate of 5% and matures on December 13, 2008.  During the three months ended September 30, 2008, the Company recorded accrued interest in the amount of $4,932 on this note.

NOTE 10: RELATED PARTY TRANSACTIONS

Promissory Notes

On February 11, 2008, the Company borrowed $75,000 from an officer of the corporation. The note carries a 10% interest rate and matured on March 31, 2008. On April 18, 2008 the Company repaid $35,000 of the note plus accrued interest. During the three months ended September 30, 2008, the Company made payments in the amount of $40,000 to repay the remaining balance left on the note, the Company also repaid accrued interest in the amount of $762. The balance of the note at September  30, 2008 and March 31, 2008 was $0 and $75,000, respectively.

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

During the three and six months ended September 30, 2008 and 2007, the Company incurred $10,000 and $20,000 in preferred stock dividends, respectively.

The holders of the Series A Preferred Stock have the right to convert the preferred stock into shares of common stock such that if converted simultaneously, they shall represent 40 percent (40%) of the fully diluted shares outstanding after their issuance. Fully diluted shares outstanding is computed as the sum of the number of shares of common stock outstanding plus the number of shares of common stock issuable upon exercise, conversion or exchange of outstanding options, warrants, or convertible securities.

AVALON OIL & GAS, INC.
NOTES TO CONDENSED CONSOLIDATED STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
(Unaudited)

NOTE 11: INCOME TAXES

In July 2006, the Financial Accounting Standards Board (FASB) issued interpretation No. 48, Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109 (FIN 48). FIN 48 is intended to clarify the accounting for uncertainty in income taxes recognized in a company's financial statements and prescribes the recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

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

The company is delinquent filing tax returns with the Internal Revenue service and state taxing authorities. The Company is currently in the process of filing these delinquent returns. We expect to file these delinquent returns on or before December 31, 2008. The filing of these returns should result in a net operating loss (NOL) carry forward which would create in a deferred tax asset that would be fully reserved.

NOTE 12: SHAREHOLDERS' EQUITY

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock, par value $0.10 per share.  As of September 30, 2008, the Company has 100 shares of preferred stock issued and outstanding.

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

During the three and six months ended September 30, 2008 and 2007, the Company incurred $10,000 and $20,000 in preferred stock dividends, respectively.

The holders of the Series A Preferred Stock have the right to convert the preferred stock into shares of common stock such that if converted simultaneously, they shall represent 40 percent (40%) of the fully diluted shares outstanding after their issuance. Fully diluted shares outstanding is computed as the sum of the number of shares of common stock outstanding plus the number of shares of common stock issuable upon exercise, conversion or exchange of outstanding options, warrants, or convertible securities.

AVALON OIL & GAS, INC.
NOTES TO CONDENSED CONSOLIDATED STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
(Unaudited)

Common Stock

The Company has authorized 1,000,000,000 shares of common stock with a par value of $0.001 per share.  As of September 30, 2008, the Company has 54,550,609 shares of common stock issued and outstanding.

The Company issued 1,000,000 shares of common stock to directors of the Company for director’s fees.  The value of these shares in the amount of $ $160,000 was charged to operations during the three months ended June 30, 2008.

The Company issued 100,000 shares of common stock to a consultant for services.  The value of these shares in the amount of $16,000 was charged to operations during the three months ended June 30, 2008.

The Company issue 3,050,000 shares of common stock for the conversion of a note payable.  The value of these shares in the amount of $18,766 has been credited to the note payable during the three months ended June 30, 2008.

The Company issued 12,480,983 shares of common stock for cash in the amount of $992,390 during the six months ended September 30, 2008.

The Company issued 2,500,000 shares of common stock to Bedford Energy, Inc., valued at $250,000 for an asset acquisition, during the three months ended September 30, 2008.

The Company issued 1,000,000 shares of common stock as commission on the Company’s equity fundraising completed during the three months ended September 30, 2008.  The value of these shares in the amount of $35,000 was charged to operations during the three months ended September 30, 2008.

The Company issued 3,000,000 shares of common stock as a finder’s fee for the Bedford Energy, Inc. acquisition.  The value of these shares in the amount of $120,000 has been charged to operations during the three months ended September 30, 2008.

During the three months ended September 30, 2008, the Company cancelled 666,666 shares of common stock which had previously been issued.

During the three months ended September 30, 2008, the Company issued 27,163 shares of common stock in error to an investor.

AVALON OIL & GAS, INC.
NOTES TO CONDENSED CONSOLIDATED STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
(Unaudited)

Warrants

The following table summarizes the warrants outstanding at September 30, 2008:

Exercise price	Outstanding March 31, 2008	Granted	Expired, exercised, or cancelled	Outstanding September 30, 2008	Expiration Date
$0.20	125,000	-	-	125,000	12/08/2012
$0.60	150,000	-	-	150,000	03/06/2013

NOTE 13: TECHNOLOGY LICENSE AGREEMENTS

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

Minimum obligations under license agreements for the next five years:

3/31/09	$110,000
3/31/10	20,000
3/31/11	30,000
3/31/12	40,000
3/31/13	40,000
$240,000

NOTE 14: SUBSEQUENT EVENTS

On October 17, 2008, the note receivable in the amount of $65,000 was repaid with interest.

During November 2008 we paid the $225,000 that was due to Bedford Energy, Inc.

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

In furtherance of the foregoing strategy, we have engaged in the following transactions during and subsequent to the period covered by this report:

We announced in a press release dated July 2, 2008 that we signed a letter agreement to acquire all of the oil and gas producing assets owned by Bedford Energy, Inc. in the East Chandler Field, Lincoln County, Oklahoma. We will increase our current interest in the Grace #2 well and      acquire working interests in four other producing wells in the East  Chandler Field, the Grace #1, Grace #3, Grace #5A and Grace #6 wells, as follows:

•
We are increasing our working interest in the Grace #2 from 2.5% to 7.5%; and increasing our net revenue interest in the Grace #2 to 11.95%, which is producing 350 thousand cubic feet of gas per day. We initially acquired its working interest in the Grace #2 well in June, 2008.

•
We are acquiring a 10% working interest and 13.825% net revenue interest in the Grace #1, Grace #3, Grace #5A and Grace #6 wells. The Grace #5A has an initial potential of 50 barrels of oil per day and 300 thousand cubic feet of gas per day. The Grace #1, the Grace #3, the Grace #5 and the Grace #6 wells will be completed in the Hunton Lime.

•	We are acquiring a salt water disposal well and offset and development acreage in the two quarter sections of the East Chandler Field.

In addition, we  also acquired total reserves of 90,000 barrels of oil and 559 million cubic feet of gas.

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

Results of Operations

Three months ended September 30, 2008 compared to the three months ended September 30, 2007

Revenues

Revenues for the three months ended September 30, 2008, and 2007 were $134,725 and $57,342, respectively, an increase of $77,383 or approximately 135%. Revenues from the sale of oil and gas increased as a result of the purchase of additional oil and gas interests

Lease Operating Expenses

During the three month period ending September 30, 2008, our lease operating expense was $147,139 as compared with $42,006 for the three month period ended September 30, 2007, an increase of 250%.  This increase was  result of the acquisition of several properties which were in operation during the three months ended September 30, 2008 compared to the prior period. over the course of the last 12 months ended September 30, 2008.

Selling, General, and Administrative Expenses

Selling, general and administrative expenses for the three months ended September 30, 2008, and 2007 were $209,433 and $298,532, respectively, a decrease of $89,099 or approximately 30%. Selling, general and administrative expenses consisted primarily of travel and entertainment costs in the amount of $63,272; payroll and related expenses of $57,414; consulting fees in the amount of $21,586; legal and accounting fees in the amount of $20,442; office expenses in the amount of $14,041;  insurance expense in the amount of $10,787; facilities and related expense in the amount of $9,796; and investor relations costs in the amount of $4,965.  Sales, general and administrative expenses in the prior period included the use of more outside consultants as we built out our operational business model. This structure is now in place, and the use of outside consultants and the associated cost has greatly decreased. We expect sales, general, and administrative expenses to trend upward over the coming twelve months as our operational activity increases.

Acquisition Costs

Acquisition costs for the three months ended September 30, 2008 were $120,000; there were no such costs during the comparable period of the prior year. These costs represent the fees paid for the acquisition of the Bedford Energy assets.

Interest Expense, net of Interest Income

Interest income, net of interest expense of $1,006 for the three month period ended September 30, 2008, as compared to interest expense of $4,540 for the three month period ending September 30, 2007, an increase of $5,546. This increase is due to the interest receivable on the Company’s notes receivable.

Net Loss

For the reasons stated above, our net loss for the three months ended September 30, 2008, amounted to $498,695 compared to a net loss of $494,739 during the prior period, a net increase in loss of $3,956, an increase of 1%.

Six months ended September 30, 2008 compared to the Six months ended September 30, 2007

Revenues

Revenues for the six months ended September 30, 2008, and 2007 were $247,865 and $100,306, respectively, an increase of $147,559 or approximately 147%. Revenues from the sale of oil and gas increased as a result of the purchase of additional oil and gas interests.

Lease Operating Expenses

During the six month period ending September 30, 2008, our lease operating expense was $187,028 as compared with $71,611 for the three month period ended September 30, 2007, an increase of 161%, as a result of the acquisition of several properties over the course of the last 12 months ended September 30, 2008.

Selling, General, and Administrative Expenses

Selling, general and administrative expenses for the six months ended September 30, 2008, and 2007 were $393,517 and $652,320, respectively, a decrease of $258,803 or approximately 40%. Selling, general and administrative expenses consisted primarily of  payroll and related costs of $107,356; travel and entertainment expenses of $96,473; consulting fees in the amount of $52,336; legal and accounting fees in the amount of $46,395; facilities costs in the amount of $28,140; office expenses of $23,933;investor relations costs of $18,299;  and insurance expense in the amount of $14,938.   Sales, general and administrative expenses in the prior period included the use of more outside consultants as we built out our operational business model. This structure is now in place, and the use of outside consultants and the associated cost has greatly decreased. We expect sales, general, and administrative expenses to trend upward over the coming twelve months as our operational activity increases.

Interest Expense, net of Interest Income

Interest expense, net of interest income of $4,919 for the six month period ended September 30, 2008, as compared to interest expense of $9,880 for the six month period ending September 30, 2007, a decrease of $4,961. This reduction was due to the conversion of certain of  the Company's debt for equity.

Net Loss

For the reasons stated above, our net loss for the six months ended September 30, 2008, amounted to $880,875 compared to  $2,270,730 during the prior period, a net decrease in loss of $1,389,855,  or approximately 61%.

LIQUIDITY AND CAPITAL RESOURCES

The September 30, 2008, financial statements have been prepared assuming the Company will continue as a going concern. However, the Company has incurred a loss of $23,396,793 from inception through September 30, 2008, and has a working capital deficiency  of $930,810  and shareholder’s equity of $3,056,446, respectively, at September 30, 2008. The Company currently has minimal revenue generating operations and expects to incur substantial operating expenses in order to expand its business. As a result, the Company expects to incur operating losses for the foreseeable future.  The accompanying financial statements do not include any adjustments that might become necessary should the Company be unable to continue as a going concern. Included in current liability is a note payable in the amount of $782,500 which far exceeds total current assets.

Our cash and cash equivalents were $31,551 on September 30, 2008, compared to $108,688 on March 31, 2008. We met our liquidity needs through the issuance of our common stock for cash and the revenue derived from oil and gas operations.

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

The Company issued 1,000,000 shares of common stock to directors of the Company for director’s fees.  The value of these shares in the amount of $ $160,000 was charged to operations during the three months ended June 30, 2008.

The Company issued 100,000 shares of common stock to a consultant for services.  The value of these shares in the amount of $16,000 was charged to operations during the three months ended June 30, 2008.

The Company issue 3,050,000 shares of common stock for the conversion of a note payable.  The value of these shares in the amount of $18,766 has been credited to the note payable during the three months ended June 30, 2008.

The Company issued 12,480,983 shares of common stock for cash in the amount of $992,390 during the six months ended September 30, 2008.

The Company issued 2,500,000 shares of common stock to Bedford Energy, Inc., valued at $250,000 for an asset acquisition, during the three months ended September 30, 2008.

The Company issued 1,000,000 shares of common stock as commission on the Company’s equity fundraising completed during the three months ended September 30, 2008.  The value of these shares in the amount of $35,000 was charged to operations during the three months ended September 30, 2008.

The Company issued 3,000,000 shares of common stock as a finders fee for the Bedford Energy, Inc. acquisition.  The value of these shares in the amount of $120,000 has been charged to operations during the three months ended September 30, 2008.

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

(b) Exhibits

Exhibit Number	Description

3.1	Restated Articles of Incorporation (Incorporated by reference to Exhibit 3.1 to Registration Statement on Form SB-2, Registration No. 33-74240C).*

3.2	Restated Bylaws (Incorporated by reference to Exhibit 3.2 to Registration Statement on Form SB-2, Registration No. 33-74240C).*

3.3	Articles of Incorporation for the State of Nevada. (Incorporated by reference to Exhibit 2.2 to Form 10-KSB filed February 2000)*

3.4	Articles of Merger for the Colorado Corporation and the Nevada Corporation (Incorporated by reference to Exhibit 3.4 to Form 10-KSB filed February 2000)*

3.5	Bylaws of the Nevada Corporation (Incorporated by reference to Exhibit 3.5 to Form 10-KSB filed February 2000)*

4.1	Specimen of Common Stock (Incorporated by reference to Exhibit 4.1 to Registration Statement on Form SB-2, Registration No. 33-74240C).*

4.2	Certificate of Designation of Series and Determination of Rights and Preferences of Series A Convertible Preferred Stock (Incorporated by reference to Exhibit 4.2 to Form 10-KSB filed July 12, 2002.)*

10.1	Incentive Compensation and Employment Agreement for Kent A. Rodriguez (Incorporated by Reference to Exhibit 10.12 of our Form 10-KSB filed July 20, 2001)*

31	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

____________
* Incorporated by reference to a previously filed exhibit or report.

SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Avalon Oil & Gas, Inc.

Date: November 14, 2008	By:	/s/ Kent Rodriguez
Kent Rodriguez
Chief Executive Officer Chief Financial and Accounting Officer