Form 10-Q
period 2008-12-31
Avalon Oil & Gas, Inc.
filed 2009-02-23
CIK 918573

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2008

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

(1) Has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports):   Yes ☒       No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer   ☐            Accelerated Filer                      ☐
Non-Accelerated Filer     ☐            Smaller Reporting Company   ☒

(2) Has been subject to such filing requirements for the past 90 days.   Yes ☒      No  ☐

83,838,943,shares of the registrant's Common Stock, $0.001 per share, were outstanding as of February 13, 2009.

ITEM 1. FINANCIAL STATEMENTS
AVALON OIL & GAS, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,	March 31,
	2008	2008
	(unaudited)	(audited)
Assets
Current assets

Cash and cash equivalents	$85,202	$108,688
Accounts receivable	21,757	23,473
Deposits	3,138	3,138
Notes receivable	25,000	90,000
Interest receivable	3,260	-
Prepaid expenses	14,613	109,849

Total current assets	152,970	335,148

Property and equipment, net	30,796	41,105
Unproven oil and gas properties	339,417	339,417
Producing oil and gas properties, net	2,520,245	801,496
Goodwill	33,943	33,943
Intellectual property rights, net	1,017,804	1,183,392

	$4,095,175	$2,734,501

Liabilities and stockholders' equity
Current liabilities
Accounts payable and accrued liabilities	$510,130	$83,243
Due to related party – dividends payable	10,000	12,404

Notes payable, net of discount	463,249	124,500

Total current liabilities	983,379	220,147

Accrued ARO liability	56,083	52,458

Commitments and contingencies	-

Stockholders' equity
Preferred stock, Series A, $0.10 par value, 1,000,000 shares
authorized; 100 shares issued and outstanding - stated at redemption value	500,000	500,000
Common stock, $0.001 par value; 1,000,000,000 shares authorized;
79,208,943 and 31,767,463 shares issued and outstanding	79,209	31,768
at December 31, 2008 and March 31, 2008, respectively
Additional paid-in capital - Common stock	26,321,267	24,446,046
Accumulated deficit	(23,844,763)	(22,515,918)
Total stockholder's equity	3,055,713	2,461,896

	$4,095,175	$2,734,501

See notes to consolidated financial statements.

AVALON OIL & GAS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME (LOSS)
FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 2008 AND 2007
(Unaudited)

	For the Three	For the Three	For the Nine	For the Nine
	Months Ended	Months Ended	Months Ended	Months Ended
	December 31,	December 31,	December 31,	December 31,
	2008	2007	2008	2007
Oil and gas sales	$56,037	$78,304	$303,902	$178,610

Operating expenses:
Lease operating expense, severance taxes
and ARO accretion	45,810	31,035	232,838	102,646
Selling, general and administrative expenses	268,168	304,482	661,685	956,802
Stock-based compensation	85,000	326,000	271,000	1,786,610
Acquisition costs	2,500	-	122,500	-
Depreciation, depletion, and amortization	73,664	76,249	273,440	236,740
Total operating expenses	475,142	737,766	1,561,463	3,082,798

Operating loss	(419,105)	(659,462)	(1,257,561)	(2,904,188)

Other expense:
Interest (income) expense, net	12,865	5,292	17,784	15,172
Loss on sale of minority interest	-	-	37,500	-
Loss on the sale of property	16,000	-	16,000	-
Realized losses on marketable securities	-	(7,181)	-	8,943
Total other (income) expense	28,865	(1,889)	71,284	24,115

Loss before taxes	(447,970)	(657,573)	(1,328,845)	(2,928,303)

Provision for taxes	-	-	-	-

Loss before minority interest	(447,970)	(657,573)	(1,328,845)	(2,928,303)

Minority interest in loss of subsidiary	-	5,183	-	5,183

Net loss	(447,970)	(652,390)	(1,328,845)	(2,923,120)

Dividends on preferred stock	(10,000)	(10,000)	(30,000)	(30,000)

Net loss attributable to common stock after preferred stock dividends	$(457,970)	$(662,390)	$(1,358,845)	$(2,953,120)

Net loss per share - basic and diluted	$(0.01)	$(0.03)	$(0.03)	$(0.15)

Weighted average shares outstanding - basic and diluted	60,844,903	22,706,111	46,798,927	20,262,326

Components of other comprehensive income (loss):
Net loss	(447,970)	(657,573)	(1,328,845)	(2,928,303)
Unrealized gains on available-for-sale marketable securities	-	7,193	-	14,008

Comprehensive loss	$(447,970)	$(650,380)	$(1,328,845)	$(2,914,295)

See notes to consolidated financial statements.

AVALON OIL & GAS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED DECEMBER 31, 2008 AND 2007
(Unaudited)

	For the Nine	For the Nine
	Months Ended	Months Ended
	December 31,	December 31,
	2008	2007
Cash flows from operating activities:
Net loss	$(1,328,845)	$(2,928,303)
Adjustments to reconcile net loss to net
cash used in operating activities:
Loss on sale of minority interest in Bedford Energy assets	37,500	-
Loss on sale of oil and gas properties	16,000	-
Non-cash compensation	371,000	1,789,410
Depreciation	11,309	4,796
Depletion	81,901	66,328
Amortization of intangible assets	165,588	165,617
Amortization of discount on notes payable to interest expense	59	--
Net change in operating assets and liabilities:
Marketable securities	-	(2,924)
Interest receivable	(3,260)	--
Accounts receivable	1,716	(13,195)
Prepaid expenses	95,236	25,585
Notes receivable	65,000	-
Accounts payable and other accrued expenses	(86,652)	38,521
Due to related party	(2,404)	-
ARO accretion	3,625	-
Asset retirement obligation	-	2,184

Net cash used in operating activities	(572,227)	(851,981)

Cash flows from investing activities:
Purchase of Leak Location Technologies	-	(5,000)
Purchase of Oiltek	-	(13,593)
Purchase of Bedford Energy assets	(900,000)	-
Sale of a minority interest in Bedford Energy assets	262,500
Issuance of notes receivable	-	(35,000)
Purchase of equipment	(1,000)	(2,210)
Disposal of equipment	-	194
Disposal of oil and gas properties	10,000	-
Additions to oil and gas properties	(126,650)	(313,717)
Net cash used in investing activities	(755,150)	(369,326)

Cash flows from financing activities:
Proceeds from sale of common stock, net of costs	1,078,891	524,729
Proceeds from notes payable	200,000	-
Proceeds from cash advances	100,000	-
Payment of preferred stock dividend	-	(20,000)
Payments on note payable	(75,000)	-
Net cash provided by financing activities	1,303,891	504,729

Effect of unrealized gains on marketable securities held for resale	-	824

Net increase (decrease) in cash and cash equivalents	(23,486)	(715,754)

Cash and cash equivalents at beginning of period	108,688	900,537

Cash and cash equivalents at end of period	$85,202	$184,783

AVALON OIL & GAS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED DECEMBER 31, 2008 AND 2007
(Unaudited)
(Continued)

	For the Nine	For the Nine
	Months Ended	Months Ended
	December 31,	December 31,
	2008	2007
Supplemental disclosures of cash flow information:

Cash paid during the period for:
Interest	$2,524	$-

Taxes	$-	$-
Non-cash transactions:
Common stock issued in exchange for consulting services	$61,000	$1,539,085

Preferential conversion feature of loan	$-	$25,852

Common stock issued for directors fees	$190,000	$220,000

Fees attributable to equity financing	$120,000	$-

Common stock issued in error	$27	$-

Common stock issued for conversion of note payable	$36,967	$40,000-

Warrants issued as a discount to notes payable	$11,310	$30,325

Common stock issued as a discount on notes payable	$286,967	$-

See notes to consolidated financial statements.

AVALON OIL & GAS, INC.
NOTES TO CONSOLIDATED STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 2008 AND 2007
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

AVALON OIL & GAS, INC.
NOTES TO CONSOLIDATED STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 2008 AND 2007
(Unaudited)

On September 22, 2007 the Company entered into an agreement with respect to granting Oiltek, Inc. the right to market Avalon's intellectual property and providing to Oiltek, Inc. $50,000 in exchange for a 78.6% interest in Oiltek. Oiltek is consolidated in these financial statements with a minority interest.

On August 11, 2008, the Company increased it’s working interest from 2.5% to 7.5% in the Grace #2 well in East Chandler Field in Oklahoma.  The Company also acquired a 10% working interest  and a 13,825% net revenue in certain of the assets (the “Bedford Assets”) of Bedford Energy, Inc. (the “Bedford Acquisition”) for consideration totaling  $2,000,000.  This consideration originally consisted of $1,000,000 in cash, $750,000 in a note payable, and issued 2,500,000 shares of common stock at $0.10 per share.   In December 2008, the terms of the transaction were revised as follows:  The Company would pay a total of $900,000 in cash (reduced from $1,000,000 in the original agreement), and  provide a note in the amount of $400,000 (reduced from $750,000 in the original agreement). The Company would also assume accounts payable in the amount of $222,273 (increased from $0 in the original agreement) and issue a total of 3,500,000 shares of its common stock (increased from 2,500,000 in the original agreement).

In September 2008, the Company sold a 15% of its recently acquired interest in the Bedford Assets, for cash in the amount of $262,500.

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Preparation of Financial Statements

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and related notes. The accompanying unaudited consolidated financial statements and related notes should be read in conjunction with the audited consolidated financial statements of the Company and notes thereto for the year ended March 31, 2008.

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (which include only normal recurring adjustments) necessary to present fairly the balance sheets of Avalon Oil and Gas Inc. and subsidiaries as of December 31, 2008 and the results of their operations for the three and nine months ended December 31, 2008 and 2007, and cash flows for the nine months ended December 31, 2008 and 2007. The results of operations for the three and nine months ended December 31, 2008 and 2007 are not necessarily indicative of the results to be expected for the entire year.

Basis of consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Ultrasonic Mitigation Technologies, Inc.; Intelli-Well Technologies, Inc. and Leak Location Technologies, Inc. along with  75.6 % owned Oiltek, Inc. All significant inter-company items have been eliminated in consolidation.

Going Concern

The December 31, 2008, financial statements have been prepared assuming the Company will continue as a going concern. However, the Company has incurred a loss of $23,844,763  from inception through December 31, 2008, and has a working capital deficiency  of $830,409   and shareholder’s equity of $3,055,713 , respectively, at December 31, 2008. The Company currently has minimal revenue generating operations and expects to incur substantial operating expenses in order to expand its business. As a result, the Company expects to incur operating losses for the foreseeable future.  The accompanying consolidated financial statements do not include any adjustments that might become necessary should the Company be unable to continue as a going concern.

AVALON OIL & GAS, INC.
NOTES TO CONSOLIDATED STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 2008 AND 2007
(Unaudited)

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

Cash Equivalents

Cash and cash equivalents consist primarily of cash on deposit, certificates of deposit, money market accounts, and investment grade commercial paper that are readily convertible into cash and purchased with original maturities of three months or less. The Company maintains its cash balances at several financial institutions. Accounts at the institutions are insured by the Federal Deposit Insurance Corporation up to $250,000.

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

The fair value of substantially all securities is determined by quoted market prices. Gains or losses on securities sold are based on the specific identification method. As of December 31, 2008, all investments are considered to be available-for-sale for financial reporting purposes.

AVALON OIL & GAS, INC.
NOTES TO CONSOLIDATED STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 2008 AND 2007
(Unaudited)

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

Accounts Receivable

Management periodically assesses the collectability of the Company's accounts receivable. Accounts determined to be uncollectible are charged to operations when that determination is made. All of the Company's accounts receivable are concentrated in the oil industry and are believed to be fully collectable.

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

Under the full cost method, the net book value of natural gas and oil properties, less related deferred income taxes, may not exceed a calculated "ceiling". The ceiling is the estimated after-tax future net revenue from proved natural gas and oil properties, discounted at ten percent (10%) per annum, plus the lower of cost or fair market value of unproved properties adjusted for the present value of all future oil and gas hedges. In calculating future net revenues, prices and costs in effect at the time of the calculation are held constant indefinitely, except for changes that are fixed and determinable by existing contracts. The net book value is compared to the ceiling on a quarterly basis. The excess, if any, of the net book value above the ceiling is required to be written off as an expense. During the three and nine months ended December 31, 2008 and 2007, the Company did not recognize any impairment expense.  Acquisition costs are expensed as incurred.

AVALON OIL & GAS, INC.
NOTES TO CONSOLIDATED STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 2008 AND 2007
(Unaudited)

Other Property and Equipment

Other property and equipment is reviewed on an annual basis for impairment and as of December 31, 2008, the Company had not identified any such impairment. Repairs and maintenance are charged to operations when incurred and improvements and renewals are capitalized.

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

The Company evaluates recoverability of identifiable intangible assets annually or whenever events or changes in circumstances indicate that intangible assets carrying amount may not be recoverable. Such circumstances include, but are not limited to: (1) a significant decrease in the market value of an asset, (2) a significant adverse change in the extent or manner in which an asset is used, or (3) an accumulation of cost significantly in excess of the amount originally expected for the acquisition of an asset. The Company measures the carrying amount of the assets against the estimated undiscounted future cash flows associated with it.

Should the sum of the expected cash flows be less than the carrying amount of assets being evaluated, an impairment loss would be recognized. The impairment loss would be calculated as the amount by which the carrying amount of the assets, exceed fair value. Estimated amortization of intangible assets over the next five years is as follows:

AVALON OIL & GAS, INC.
NOTES TO CONSOLIDATED STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 2008 AND 2007
(Unaudited)

December 31,
2009	$220,822
2010	220,822
2011	220,822
2012	147,411
2013	-
$809,877

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

AVALON OIL & GAS, INC.
NOTES TO CONSOLIDATED STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 2008 AND 2007
(Unaudited)

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

AVALON OIL & GAS, INC.
NOTES TO CONSOLIDATED STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 2008 AND 2007
(Unaudited)

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

Deposits and other assets

Deposits and other assets consist of a deposit on leased office space in the amount of $3,138 as of December 31, 2008 and March 31, 2008.

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

AVALON OIL & GAS, INC.
NOTES TO CONSOLIDATED STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 2008 AND 2007
(Unaudited)

NOTE 3: BEDFORD ENERGY, INC ACQUISITION

On August 11, 2008, the Company entered into an agreement to purchase certain oil and gas properties of Bedford Energy, Inc.  for a total of $2,000,000 (the “Original Bedford Agreement”).  The payment terms consisted of a cash in the amount of $1,000,000, a note payable in the amount of $750,000, and 2,500,000 shares of the Company’s common stock with a fair value of $250,000.

In December 2008, the Company and Bedford Energy, Inc. agreed to amend the Original Bedford Agreement, and on December 8, 2008, the Company entered into an amended agreement with Bedford Energy (the “Amended Bedford Agreement”).  Pursuant to the terms of the Amended Bedford Agreement, The Company would pay a total of $900,000 in cash (reduced from $1,000,000 in the Original Bedford Agreement), and provide a note in the amount of $400,000 (reduced from $750,000 in the Original Bedford Agreement). The Company would also assume accounts payable in the amount of $222,273 (increased from $0 in the original agreement) and issue a total of 3,500,000 shares of its common stock (increased from 2,500,000 in the original agreement).  The Company closed this transaction on December 29, 2008.

During the six months ended December 31, 2008, the Company sold a 15% minority interest in the Bedford Assets for cash in the amount of $262,500.  The Company recorded a loss in this sale in the amount of  $37,500 during the nine  months ended December 31, 2008.

NOTE  4: NOTES RECEIVABLE

On December 11, 2006 the Company loaned $65,000 to an individual, which was due on April 1, 2007 with an interest rate of 13%. The Company received a promissory note evidencing the loan. The note is secured by real property. An interest only payment of $3,163 was made on the note and it was extended until October 1, 2007. The principal and interest of this loan was repaid on October 14, 2008.

On September 12, 2007 the Company loaned $25,000 to a company, which was due on November 5, 2007 with an interest rate of 10%. The Company received a promissory note evidencing the loan. The note is unsecured. The loan is now past due.   Interest receivable on this note is $3,260 as of December 31, 2008.

AVALON OIL & GAS, INC.
NOTES TO CONSOLIDATED STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 2008 AND 2007
(Unaudited)

NOTE 5: PROPERTY AND EQUIPMENT

A summary of property and equipment at December 31, 2008  and March 31, 2008, is as follows:

	December 31, 2008	March 31, 2008
Office Equipment	$41,778	$41,778
Leasehold improvements	7,989	6,989
	49,767	48,767
Less: Accumulated depreciation	(18,971)	(7,662)
Total	$30,796	$41,105

Depreciation expense for the three months ended December 31, 2008 and 2007 was $2,720 and $1,642, respectively.  Depreciation expense for the nine months ended December 31, 2008 and 2007 was $11,309 and $4,796, respectively.

NOTE 6: INTELLECTUAL PROPERTY RIGHTS

A summary of the intellectual property rights at December 31, 2008 and March 31, 2008, are as follows:

	December 31, 2008	March 31, 2008
Ultrasonic Mitigation Technology	$425,850	$425,850
Intelli-Well Technologies	391,500	391,500
Leak Location Technology	980,331	980,303
BIO-CAT Well and pipeline	30,000	30,000
	1,827,681	1,827,653
Less: accumulated amortization	(809,877)	(644,261)
Total	$1,017,804	$1,183,392

Amortization expense for the three months ended December 31, 2008 and 2007 was $55,205.  Amortization expense for the nine months ended December 31, 2008 and 2007 was $165,616.

AVALON OIL & GAS, INC.
NOTES TO CONSOLIDATED STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 2008 AND 2007
(Unaudited)

NOTE 7: OIL AND GAS PROPERTY ACTIVITY

In April 2008, the Company increased its working interest in the Janssen #1A well to 7.5% for $37,500.

In June 2008, the Company acquired a 2.5% working interest in the Grace #2 well in the East Chandler Field in Oklahoma for $40,000.

In August 2008, the Company entered into an agreement with Bedford Energy, Inc. to purchase certain oil and gas properties of Bedford Energy, Inc.  for a total of $2,000,000, in the East Chandler Field, Lincoln County, Oklahoma.  The agreement called for the Company to increase its’ working interest in the Grace # 2 from 2.5% to 7,5%, and acquire a 10% working interest 13.75% net revenue interest in the Grace #1, Grace #3, Grace #5A, and Grace #6 wells.  The payment terms consisted of a cash payment in the amount of $1,000,000, a note payable in the amount of $750,000, and 2,500,000 shares of the Company’s common stock with a fair value of $250,000.   During the nine months ended December 31, 2008, the Company sold a 15% minority interest in the oil and gas property acquired from Bedford Energy (see Note 3).

In October 2008, the Company sold it’s 10% working interest in the California Creek well for $10,000.  The Company recognized a  loss in the amount of $16,000 on this transaction.

In December 2008, the Company and Bedford Energy, Inc. agreed to amend the Original Bedford Agreement, and on December 8, 2008, the Company entered into an amended agreement with Bedford Energy.  Pursuant to the terms of the Amended Bedford Agreement, The Company would pay a total of $900,000 in cash (reduced from $1,000,000 in the Original Bedford Agreement), and  provide a note in the amount of $400,000 (reduced from $750,000 in the Original Bedford Agreement). The Company would also assume accounts payable in the amount of $222,273 (increased from $0 in the original agreement) and  issue a total of 3,500,000 shares of its common stock (increased from 2,500,000 in the original agreement).  The Company closed this transaction on December 22, 2008.

Producing oil and gas properties consist of the following:

	December 31, 2008	March 31, 2008
Bedford Energy	$1,700,000	$-
Other properties, net	1,032,572	927,043
Less: Depletion	(212,326)	(125,547)
Net	$2,520,245	$801,496

AVALON OIL & GAS, INC.
NOTES TO CONSOLIDATED STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 2008 AND 2007
(Unaudited)

NOTE 8: ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consisted of the following:

	31-Dec-08	31-Mar-08
Accounts payable	$488,471	$81,869
Accrued payroll and taxes	1,523
Accrued interest	20,136	1,374
Total	$510,130	$83,243

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

AVALON OIL & GAS, INC.
NOTES TO CONSOLIDATED STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 2008 AND 2007
(Unaudited)

On June 6, 2008, the note holder converted $7,000 of principal for 1,550,000 shares of common stock.

On June 23, 2008, the note holder converted $10,000 of principal for 1,500,000 shares of common stock.

On October 15, 2008, the note holder converted $5,000 of principal and $10,000 of interest for 3,300,000 shares of common stock.

On December 3, 2008, the note holder converted $3,000 of principal and $201 of interest for 2,000,000 shares of common stock.

The balance of the note as of December 31, 2008 and March 31, 2008 was $12,000 and $37,000, respectively. This note was due on May 8, 2008 and is currently past due and in default.

On February 11, 2008, the Company borrowed $75,000 from an officer of the corporation. The note carried a 10% interest rate and matured on March 31, 2008. On April 18, 2008 the Company repaid $35,000 of the note plus accrued interest. During the three months ended September 30, 2008, the Company made payments in the amount of $40,000 to repay the remaining balance of  the note, the Company also repaid accrued interest in the amount of $762. The balance of the note at December 31, 2008 and March 31, 2008 was $0 and $75,000, respectively.

On August 13, 2008, the Company issued a promissory note to Bedford Energy, Inc as part of the asset acquisition in the amount of $750,000.  This note carries an interest rate of 5% and matures on December 13, 2008.  During the three months ended December 31, 2008, the Company and Bedford Energy, Inc, entered into an amended acquisition agreement (see Note 3).  As a result the note payable in the amount of $750,000 was cancelled and a new note payable in the amount of $400,000 was issued with the same interest rate and due date as the original note.  During the three and nine months ended December 31, 2008, the Company recorded accrued interest in the amount of $12,130 and $17,062, respectively, on these notes.

On November 11, 2008, the Company issued a convertible promissory note to an investor in the amount of $50,000.  This note carries an interest rate of 10% and matures on December 1, 2009.  The note holder has the right to convert the not and accrued interest at the rate of $0.10 per share. During the three months ended December 31, 2008 the Company accrued interest in the amount of $685 on this note.  The investor also received a three-year warrant to purchase 500,000 shares of the Company’s common stock at a price of $0.10 per share.  The Company valued this warrant using the Black-Scholes valuation model, and charged the fair value of $11,310 to discount on notes payable. This discount is being amortized to interest expense over the life of the note via the effective interest method.  During the three months ended December 31,  2008, the Company amortized the discount in the amount of $59.

AVALON OIL & GAS, INC.
NOTES TO CONSOLIDATED STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 2008 AND 2007
(Unaudited)

On December 22, 2008, the Company issued a promissory note to an investor in the amount of $150,000.  This note carries an interest rate of 10% and matures on December 15, 2009.  During the three months ended December 31, 2008, the Company accrued interest in the amount of $370.  Pursuant to the note payable agreement, the Company issued 7,500,000 shares of common stock to the note holder. These shares are considered a discount to the note. Since the market price of the shares at the time of issuance exceeds the face value of the note, the amount of the discount was capped at the face value of the note, or $150,000.  This amount will be amortized over the 1 year life of the note payable via the effective interest method. As of December 31, 2008, no amortization expense was taken on the discount to the note payable; amortization will begin in January 2009.

On December 31, 2008, the Company received a cash advance from an investor in the amount of $100,000.  On January 1, 2009 the Company received an additional $50,000 from this investor,  and the Company entered into a note payable agreement with the investor in the amount of $150,000.  This amount consists of the $100,000 December cash advance and the additional amount of $50,000 received in January 2009.    Pursuant to the terms of the agreement, in December 2008 the Company issued 7,500,000 shares of common stock to the note holder. At December 31, 2008, the value of these shares is considered a discount to the advance.  Since the market price of the shares at the time of issuance exceeds the face value of the advance, the amount of the discount was capped at the amount of the advance, or $100,000.   In January 2009, an additional discount in the amount of $50,000 will be recorded when the advance is rolled into the $150,000 note. As of December 31, 2008, no amortization expense was taken on the discount to the cash advance; amortization via the effective interest method will begin in January 2009.

NOTE 10: RELATED PARTY TRANSACTIONS

Promissory Notes

On February 11, 2008, the Company borrowed $75,000 from an officer of the corporation. The note carried a 10% interest rate and matured on March 31, 2008. On April 18, 2008 the Company repaid $35,000 of the note plus accrued interest. During the three months ended September 30, 2008, the Company made payments in the amount of $40,000 to repay the remaining balance of  the note, and  the Company also repaid accrued interest in the amount of $762. The balance of the note at December  31, 2008 and March 31, 2008 was $0 and $75,000, respectively.

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

AVALON OIL & GAS, INC.
NOTES TO CONSOLIDATED STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 2008 AND 2007
(Unaudited)

During the three and nine months ended December 31, 2008 and 2007, the Company incurred $10,000 and $30,000 in preferred stock dividends, respectively.  At December 31, 2008, the Company has not paid accrued dividends in the amount of $10,000 and this amount appears as dividends payable in the Company’s balance sheet.

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

The Company is delinquent filing tax returns with the Internal Revenue service and state taxing authorities. The Company is currently in the process of filing these delinquent returns. We expect to file these delinquent returns on or before March 31, 2009. The filing of these returns should result in a net operating loss (NOL) carry forward which would create in a deferred tax asset that would be fully reserved.

AVALON OIL & GAS, INC.
NOTES TO CONSOLIDATED STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 2008 AND 2007
(Unaudited)

NOTE 12: SHAREHOLDERS' EQUITY

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock, par value $0.10 per share.  As of December 31, 2008, the Company has 100 shares of preferred stock issued and outstanding.

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

During the three and nine months ended December 31, 2008 and 2007, the Company incurred $10,000 and $30,000 in preferred stock dividends, respectively.  At December 31, 2008, dividends in the amount of $10,000 have not been paid, and are carried on the Company’s balance sheet as Dividends Payable to Related Party.

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

Common Stock

The Company has authorized 1,000,000,000 shares of common stock with a par value of $0.001 per share.  As of December 31, 2008, the Company has 79,208,943  shares of common stock issued and outstanding.

During the three months ended June 30, 2008:

The Company issued 1,000,000 shares of common stock to directors of the Company for director’s fees.  The value of these shares in the amount of $ $160,000 was charged to operations.

AVALON OIL & GAS, INC.
NOTES TO CONSOLIDATED STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 2008 AND 2007
(Unaudited)

The Company issued 100,000 shares of common stock to a consultant for services.  The value of these shares in the amount of $16,000 was charged to operations.

The Company issue 3,050,000 shares of common stock for the conversion of a note payable.  The value of these shares in the amount of $18,766 was been credited to the note payable.

During the three months ended September 30, 2008:

The Company issued 12,480,983 shares of common stock for cash in the amount of $992,390.

The Company issued 2,500,000 shares of common stock to Bedford Energy, Inc., valued at $250,000 for an asset acquisition.

The Company issued 1,000,000 shares of common stock as commission on the Company’s equity fundraising.  The value of these shares in the amount of $35,000 was charged to operations..

The Company issued 3,000,000 shares of common stock as a finder’s fee for the Bedford Energy, Inc. acquisition.  The value of these shares in the amount of $120,000 was been charged to operations. .

The Company cancelled 375,000 shares of common stock which had previously been issued, and credited  the par value of $375 to additional paid-in capital.

During the three months ended September 30, 2008, the Company issued 27,163 shares of common stock in error to an investor.  The par value of $27 was charged to additional paid-in capital.

During the three months ended December 31, 2008:

The Company sold  833,334 shares of common stock for cash in the amount of $50,000.

The Company issued 1,000,000 shares of common stock to Bedford Energy, Inc. pursuant to the Amended Bedford Agreement .

AVALON OIL & GAS, INC.
NOTES TO CONSOLIDATED STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 2008 AND 2007
(Unaudited)

The Company issued 1,500,000 shares of common stock to a consultant for services.  The value of these shares in the amount of $45,000 was charged to operations.

The Company issued 1,000,000 shares of common stock to directors for services.  The value of these shares in the amount of $30,000 was charged to operations.

The Company issued 7,500,000 shares of common stock pursuant to a note payable agreement entered into during the period.   These shares are considered a discount to the note payable, which is capped at the amount of the note, or $150,000.  This amount was charged to discount on notes payable and to additional paid-in capital during the period. The Company issued 7,500,000  shares of common stock pursuant to a cash advance agreement in the amount of $100,000 entered into during the period.  This cash advance was combined with an additional $50,000 received from the investor in January 2009, and rolled into a note payable agreement in the amount of $150,000 in January, 2009.    These 7,500,000 shares are considered a discount to the cash advance in December 2008 in the amount of $100,000, and in January 2009 to the note payable in the amount of $150,000.  The amount of $100,000 was charged to discount on cash advance and to additional paid-in capital during the period.

The Company issued 25,000 shares of common stock which was previously subscribed.

The Company issued 5,300,000 shares of common stock for the conversion of a note payable.  The value of these shares in the amount of $18,200 has been credited to the note payable.

Warrants

During the three months ended December 31, 2008, the Company issued 500,000 warrants to purchase additional shares of common stock.  The value of these warrants in the amount of $11,310 was charged to discount on notes payable  during the three months ended December 31, 2008.  The warrants are convertible into shares of common stock at a price of $0.10 per share, and have a 3 year term.

The following table summarizes the warrants outstanding and the related prices for the shares of the Company’s common stock issued to non-employees of the Company at December 31, 2008:

Warrants Outstanding			Warrants Exercisable
		Weighted Average			Weighted Average
Exercise	Number	Remaining Contractual	Weighted Average	Number	Remaining Contractual
Prices	Outstanding	Life (years)	Exercise Price	Exercisable	Life (years)
$0.10	500,000	2.86	$0.10	500,000	2.86
0.20	125,000	3.94	0.20	125,000	3.94
0.60	150,000	4.21	0.60	150,000	4.21
	775,000	3.30		775,000	3.30

AVALON OIL & GAS, INC.
NOTES TO CONSOLIDATED STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 2008 AND 2007
(Unaudited)

Transactions involving warrants are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at March 31, 2008	275,000	$0.42
Granted	500,000	0.10
Exercised	-	-
Cancelled or expired	-	-
Outstanding at December 31, 2008	775,000	$0.21

 The estimated value of the  warrants granted during the period  was determined using the Black-Scholes pricing model and the following assumptions:

2008
Significant assumptions (weighted-average):
Risk-free interest rate at grant date	2.50%
Expected stock price volatility	139.25%
Expected dividend payout	-
Expected warrant life-years	3

AVALON OIL & GAS, INC.
NOTES TO CONSOLIDATED STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 2008 AND 2007
(Unaudited)

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

On February 11, 2008 the Company entered into a technology license of a patented process for enzyme based technology for the improvement and increase of the extraction of hydrocarbons from underground. The original terms of the agreement called for a payment of $75,000, however the agreement was modified for a payment of $10,000 in cash and 200,000 shares of common stock which were valued at $20,000. Terms of the agreement call for an annual renew fee of $100,000 on the anniversary date of the agreement. The license calls for royalties of six percent of the net sale of licensed products or services. All royalties earned during the first 365 days of the agreement shall be forgiven until such amount equals $100,000.

Minimum obligations under license agreements for the next five years:

3/31/2009	$110,000
3/31/2010	20,000
3/31/2011	30,000
3/31/2012	40,000
3/31/2013	40,000
$240,000

NOTE 14: REVENUE RECOGNITION

During the three months ended December 31, 2008, the Company entered into a contractual dispute with a well operator (the “Operator”) which currently operates three of the Company’s producing leaseholds.  As a result of this dispute, in beginning in July 2008 the Company stopped payment to the Operator on the lease operating expenses associated with these producing leaseholds.  The Operator has withheld payment of revenue from these wells from the Company, and has applied this revenue against the lease operating expenses.  As of December 31, 2008, the Company is current on the lease operating expenses of one leasehold, and received revenues from this leasehold for the month of December 2008. The lease operating expenses on the other two producing leaseholds were paid in of January 2009.    The Operator has not provided complete operation statements to the Company for the period ended December 31, 2008, regarding the revenue due to the Company from these wells. We have accrued all of the operating expenses at December 31, 2008, but we believe that our revenue may be understated for the three and nine months ended December 31, 2008.  We also believe that the operator of these wells has significantly overcharged us for the operating costs of these three leaseholds.  We have initiated an audit of the operator to determine the extent of these excess charges.

NOTE 15:  SUBSEQUENT EVENTS

The Company issued the following shares of common stock subsequent to December 31, 2008:

During January and February  2009, the Company issued an aggregate of 4,630,000 shares of common stock for to acquire additional working interests in the Grace Field, Lincoln County, Oklahoma.

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

•
We announced in a press release dated December 22, 2008 that we closed the acquisition of all of the oil and gas producing assets owned by Bedford Energy, Inc. in the East Chandler Field, Lincoln County, Oklahoma.  The Company increased its current interest in the Grace #2 well and acquired working interests in four other producing wells in the East Chandler Field, the Grace #1, Grace #3, Grace #5A and Grace #6 wells, as follows:

The Company increased its working interest in the Grace #2 from 2.5% to 7.5%; and increased its net revenue interest in the Grace #2 to 11.95%, which is producing 350 thousand cubic feet of gas per day. The Company initially acquired its working interest in the Grace #2 well in June, 2008.

The Company acquired a 10% working interest and a 13.825% net revenue interest in the Grace #1, Grace #3, Grace #5A and Grace #6 wells.  The Grace #5A has an initial potential of 50 barrels of oil per day and 300 thousand cubic feet of gas per day.  The Grace #1, the Grace #3, the Grace #5 and the Grace #6 wells will be completed in the Hunton Lime

The Company acquired an undivided fifty (50%) percent interest in a salt water disposal well and offset and development acreage in the two quarter sections of the East Chandler Field.  In addition, the Company acquired a fifty (50%) percent interest in 540 acres adjoining the 320 acre East Chandler Field.

The Company also acquired total reserves of 90,000 barrels of oil and 559 million cubic feet of gas.

The Hunton Lime Reserves from the Grace #1, the Grace #3 and the Grace #6 wells are estimated to be 48,000 barrels of oil and 423 million cubic feet of gas.  The Upper Red Fork Sand reserves for the Grace #5A are estimated to be 30 million cubic feet of gas.

The Company also acquired Prue Sand potential in the Grace #3, Grace #5A and the Grace #6 wells.   Estimated Prue Sand reserves for these three wells are 33,000 barrels of oil and 81 million cubic feet of gas.

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

Results of Operations

Three months ended December 31, 2008 compared to the three months ended December 31, 2007:

Revenues

Revenues for the three months ended December 31, 2008 were $56,037, a decrease of approximately 28% compared to revenue of  $78,304 for the three months ended December 31, 2007.  Revenues from the sale of oil and gas decreased as a result of a weakness in the market price of oil and gas.

Lease Operating Expenses

During the three month period ending December 31, 2008, our lease operating expenses were  $45,810, an increase of $14,775 or approximately 48% compared to  $31,035 for the three month period ended December 31, 2007.    This increase was the  result of the acquisition of several properties which were in operation during the three months ended December 31, 2008 compared to the prior period.

Selling, General, and Administrative Expenses

Selling, general and administrative expenses for the nine months ended December 31, 2008 were $661,685, a decrease of $295,117 compared to selling, general and administrative expenses of $956,802 during the nine months ended December 31, 2007.   Selling, general and administrative expenses for 2008 consisted primarily of  payroll and related costs of $147.235 ; legal and accounting fees in the amount of $146,811; travel and entertainment expenses of $118,461; consulting fees in the amount of $112,593; office expenses of $56,687; investor relations costs of $29,300;  facilities costs in the amount of $29,254; and insurance expense in the amount of $16,606.   Selling,  general and administrative expenses in the prior period included the use of more outside consultants as we built out our operational business model. This structure is now in place, and the use of outside consultants and the associated cost has greatly decreased. We expect selling,  general, and administrative expenses to trend upward over the coming twelve months as our operational activity increases.

Acquisition Costs

Acquisition costs for the nine months ended December 31, 2008 were $122,500; there were no such costs during the comparable period of the prior year. These costs represent the commissions  paid for the acquisition of the Bedford Energy assets.

Stock Based Compensation

Stock based compensation costs were $85,000 for the three months ended December 31, 2008 compared to $326,000 for the three months ended December 31, 2007, a decrease of $241,000 or approximately 74%.  The Company used more outside consultants in prior periods as we were building our business model, and those services have been largely discontinued.

Depreciation, Depletion, and Amortization

Depreciation, Depletion, and Amortization were $273,440 for the nine months ended December 31, 2008, an increase of $36,700 or approximately 16% compared to $236,740 for the nine months ended December 31, 2007.  The reason for the increase  is a decrease in sales, which drives the amount of depletion expense.

Interest Expense, net of Interest Income

Interest income, net of interest expense of $12,865 for the three month period ended December 31, 2008, an increase of $7,573 or approximately 143%  compared to interest expense, net of $5,292 for the three month period ending December 31, 2007 This increase is due to an increase in notes payable.

Loss on Sale of Property

During the three months ended December 31, 2008, the Company sold an oil and gas property for a loss of $16,000;  there were no such loss during the comparable period of the prior year.

Realized Losses on Marketable Securities

There was no loss on marketable securities during the current quarter, compared to a loss of $7,181 during the prior period. The Company no longer has any marketable securities.

Net Loss

For the reasons stated above, our net loss for the three months ended December 31, 2008, amounted to $447,970,  a decrease of $204,420 or approximately 32% compared to a net loss of $652,390 during the prior period.

Nine months ended December 31, 2008 compared to the nine months ended December 31, 2007:

Revenues

Revenues for the nine months ended December 31, 2008, and 2007 were $303,902, an increase of $125,292 or approximately 70% compared to revenues of  $178,610 for the nine months ended December 31, 2007.   Revenues from the sale of oil and gas increased as a result of the purchase of additional oil and gas interests.

Lease Operating Expenses

During the nine month period ending December 31, 2008, our lease operating expenses were  $232,838, an increase of $130,192 or approximately 127% compared to  $102,646 for the nine month period ended December 31, 2007.   The increase was primarily the result of the acquisition of several properties over the course of the last 9 months ended December 31, 2008.

Selling, General, and Administrative Expenses

Selling, general and administrative expenses for the nine months ended December 31, 2008 were $661,685, a decrease of $295,117 compared to selling, general and administrative expenses of $956,802 during the nine months ended December 31, 2007.   Selling, general and administrative expenses in 2008 consisted primarily of  payroll and related costs of $147.235 ; legal and accounting fees in the amount of $146,811; travel and entertainment expenses of $118,461; consulting fees in the amount of $112,593; office expenses of $56,687; investor relations costs of $29,300;  facilities costs in the amount of $29,254; and insurance expense in the amount of $16,606.   Sales, general and administrative expenses in the prior period included the use of more outside consultants as we built out our operational business model. This structure is now in place, and the use of outside consultants and the associated cost has greatly decreased. We expect sales, general, and administrative expenses to trend upward over the coming twelve months as our operational activity increases.

Acquisition Costs

Acquisition costs for the nine months ended December 31, 2008 were $122,500; there were no such costs during the comparable period of the prior year. These costs represent the fees paid for the acquisition of the Bedford Energy assets.

Stock Based Compensation

Stock based compensation costs were $271,000 for the nine months ended December 31, 2008 compared to $1,786,610 for the nine months ended December 31, 2007, a decrease of $1,515,610 or approximately 85%.  The Company used more outside consultants in prior periods as we were building our business model, and those services have been largely discontinued.

Depreciation, Depletion, and Amortization

Depreciation, Depletion, and Amortization were $273,440 for the nine months ended December 31, 2008, an increase of $36,700 or approximately 16% compared to $236,740 for the nine months ended December 31, 2007.  The reason for the decrease is a decrease in sales, which drives the amount of depletion expense.

Interest Expense, net of Interest Income

Interest expense, net of interest income was  $17,784  for the nine month period ended December 31, 2008, an increase of $2,612 or approximately 17%  compared to interest expense, net  of $15,172  for the nine month period ending December 31, 2007.   This increase is due primarily to an increase in notes payable.

Loss on Sale of Minority Interest

During the nine months ended December 31, 2008, the Company recorded a loss in the amount of  $37,500 on the sale of a minority interest in its Bedford assets.   There was no such loss during the comparable period of the prior year.

Loss on Sale of Property

During the nine months ended December 31, 2008, the Company sold an oil and gas property for a loss of $16,000;  there were no losses during the comparable period of the prior year.

Realized Losses on Marketable Securities

There was no gain or loss on marketable securities during the nine months ended December 31, 2008, compared to a gain of $8,943 during the prior period. The Company no longer has any marketable securities.

Net Loss

For the reasons stated above, our net loss for the nine months ended December 31, 2008, amounted to $1,328,845, a decrease of $1,599,458 or approximately 55% compared to a loss of $2,928,303 during the nine months ended December 31, 2007.

LIQUIDITY AND CAPITAL RESOURCES

The December 31, 2008, financial statements have been prepared assuming the Company will continue as a going concern. However, the Company has incurred a loss of $23,844,763 from inception through December 31, 2008, and has a working capital deficiency  of $830,409   and shareholder’s equity of $3,055,713 , respectively, at December 31, 2008. The Company currently has minimal revenue generating operations and expects to incur substantial operating expenses in order to expand its business. As a result, the Company expects to incur operating losses for the foreseeable future.  The accompanying consolidated financial statements do not include any adjustments that might become necessary should the Company be unable to continue as a going concern.

Our cash and cash equivalents were $85,202 on December 31, 2008, compared to $108,688 on March 31, 2008. We met our liquidity needs through the issuance of our common stock and notes payable for cash and the revenue derived from oil and gas operations.

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

Critical Accounting Policies

The consolidated  financial statements are prepared in conformity with accounting principles generally accepted in the United States. As such, we are required to make certain estimates, judgments and assumptions that we believe are reasonable based on information available. These estimates and assumptions affect the reporting amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. A summary of the significant accounting policies is described in Note 1 to the financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

This information has been omitted, as the Company qualifies as a smaller reporting company.

ITEM 4T.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our principal executive and financial officer, after evaluating the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report (the "Evaluation Date"), has concluded that as of the Evaluation Date, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is accumulated and communicated to our management, including our Chief Executive Officer, as appropriate to allow timely decisions regarding required disclosure, and (ii) is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms.

There have been no change in our internal control over financial reporting identified during the period covered by this report which have materially affected or is likely to materially affect our internal control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company issued 833,334 shares of common stock for cash in the amount of $50,000 during the three months ended December 31, 2008.

The Company issued 1,000,000 shares of common stock to Bedford Energy, Inc., pursuant to an amended asset acquisition agreement during the three months ended December 31, 2008.

The Company issued 1,500,000 shares of common stock valued at $45,000 to a consultant for services.

The Company issued 1,000,000 shares of common stock valued at $30,000 to directors for services.

The Company issued 15,000,000 shares of common stock valued at $250,000 as a discount to notes payable and advances payable.

The Company issued 5,300,000 shares of common stock for  the conversion of a note payable in the amount of $18,200.

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

2. Filed August 1, 2008 we announced that Menno Wiebe, who has been a director since October 30, 2007, resigned his directorship of the Company effective August 1, 2008

3. Filed October 15, 2008 to disclose a press release issued on September 25, 2008 with respect to the acquisition of a leasehold interest in Rice County, Kansas.

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

Avalon Oil & Gas, Inc.

Date: February 23, 2009	By:	/s/ Kent Rodriguez
Kent Rodriguez
Chief Executive Officer Chief Financial and Accounting Officer