Form 10-K
period 2009-03-31
Avalon Oil & Gas, Inc.
filed 2009-07-14
CIK 918573

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended March 31, 2009

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

Securities registered pursuant to section 12(g) of the Act: None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  ❒ Yes          ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. ❒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒ Yes       ❒ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ❒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ❒	Accelerated filer ❒
Non-accelerated filer ❒ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ❒  Yes       ☒ No

99,412,193 shares of our common stock were issued and outstanding as of June 8, 2009.

PART I

References in this document to "us," "we," the "Registrant," or the "Company" refer to Avalon Oil & Gas, Inc., and its predecessors.

Statements contained in this Form 10-K discuss future expectations and plans which are considered forward-looking statements as defined by Section 27 (a) of the Securities and Exchange Act of 1934, as amended. Sentences which incorporate words such as "believes," "intends," expects," "predicts," "may," "will," "should," "contemplates," "anticipates," or similar statements are based on our beliefs and expectations using the most current information available to us. In view of the fact that our discussions in the Form 10-K are based on upon estimates and beliefs concerning circumstances and events which have not yet occurred, the anticipated results are subject to changes and variations as future operations and events actually occur and could differ materially from those discussed in forward-looking statements. Moreover, although we reasonably expect, to the best of our knowledge and belief, that the results to be achieved by us will be as set forth in the following discussion, the following discussion is not a guarantee and there can be no assurance that any of the potential results which are described will occur. Furthermore, there will usually be differences between the forecasted and actual results because events and circumstances frequently do not occur as expected, and the difference may be material.

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

In furtherance of the foregoing strategy, we have engaged in the following transactions during the last four years:

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

On July 17, 2006, we acquired Ultrasonic Mitigation Technologies, Inc., ("UMTI")a wholly owned subsidiary of UTEK Corporation. UMTI holds the exclusive worldwide license for the mitigation of paraffin wax deposition from crude oil using ultrasonic waves. Varying ultrasonic transducers are positioned in production tubing walls as a means to inhibit the wax from attaching to the pipes. The use of this technology helps prevent precipitates from forming on pipes, and also breaks wax bonds thereby increasing flow rates and production efficiency. This technology was developed at the University of Wyoming by Dr. Brian Towler.

On August 11, 2006, we acquired a fifty percent (50%) working interest in the Dixon Heirs #1, Deltic Farms & Timber #1 and the Gunn #1 wells and associated units and leases, in Miller County, Arkansas. These are mature wells with stable production, and were originally drilled in the early 1980's.

On November 9, 2006, we acquired Intelli-Well Technologies, Inc., ("IWT") a wholly owned subsidiary of UTEK Corporation. IWT holds a license for borehole casing technology developed by researchers at Lawrence Livermore National Laboratory. The technology uses a densely spaced network of sensors which are installed along and outside of the oil well casings before they are grouted into place. The sensors monitor critical parameters in the subsurface oil reservoir. Data from multiple sensors provides real-time information regarding the status of the reservoir and the primary and secondary oil recovery process. Sensors located deep within the reservoir are much more sensitive than sensors located on the surface. The type of sensors that can be installed include seismic sensors, electrical resistance tomography electrodes, electromagnetic induction tomography coils and thermocouples.

On November 15, 2006, we acquired a ten percent (10%) working interest in 13 wellbores, which include six (6) producing oil wells, three (3) salt water disposal wells, three (3) shut-in or marginally producing wells, and one (1)well that has been plugged and abandoned since the effective date, located in Upshur County, Texas. These wells produce from the Woodbine interval. Avalon is currently working on  optimization/workover opportunities with the goal of enhancing operations and production from the shut-in wellbores.

On March 29, 2007, we acquired Leak Location Technologies, Inc.,("LLT") a wholly owned subsidiary of UTEK Corporation. LLT owns an exclusive license to a system for determining the presence and location of leaks in underground pipes. The technology was developed by researchers at Rensselaer Polytechnic Institute. The system uses a series of acoustic sensors to monitor changes in pipeline acoustic emissions, and has been proven in field application with a large multinational petroleum company. The lead scientist in charge of that project is currently under contract to Avalon to manage the technology design refresh and prototype development for commercialization.

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

On October 17, 2007, we signed a non-binding letter of intent with Gran Tierra Energy Colombia, Ltd. ("Gran Tierra"), a Colombian Energy company, expressing our intent to acquire Gran Tierra's interest in the Mecaya Block and the Talora Block. Pursuant to the non-binding letter of intent, we are required to pay $1,500,000 in cash for Gran Tierra's interest in the Mecaya Block. However, at this time our management does not believe that the terms of the non-binding letter of intent will be complied with, or that we will enter into a definitive agreement

On October 31, 2007, we announced in a press release that we closed upon the acquisition of non-operated production in the Lake Washington Field in Plaquemines Parish, Louisiana. Since its discovery in the 1930, the Lake Washington Field has produced approximately 350 million barrels of oil. We hold approximately a .7% working interest in 3 units that are currently producing over 1000 barrels of oil per day.

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

In June 2008, the Company entered into an agreement with Bedford Energy to acquire a 2.5% working interest in Grace Well #2 in East Chandler Field, Oklahoma, which had been producing 350 thousand cubic feet of gas per day.  In August 2008, the Company entered into an additional agreement with Bedford  Energy (the “Expanded Bedford Agreement”) to increase its working interest in the Grace #2 from 2.5% to 7.5%; and to increase its net revenue interest in the Grace #2 to 11.95%. In addition, the Company acquired a 10% working interest and a 13.825% net revenue interest in the Grace #1, Grace #3, Grace #5A and Grace #6 wells.  In March, 2009 Avalon additionally increased its working interest in the Grace wells as follows: in the Grace #1 to 42.125%; in the Grace # 2 to 30.5%; in the Grace #3 to 39.0%, in the Grace #5A to 40.0%, and in the Grace #6 to 34.0%.  The Hunton Lime Reserves from the Grace #1, the Grace #3 and the Grace #6 wells are estimated to be 48,000 barrels of oil and 423 million cubic feet of gas.  The Upper Red Fork Sand reserves for the Grace #5A are estimated to be 30 million cubic feet of gas.

In September 2008, the Company sold 15% of its recently acquired interest in the Bedford Assets, for cash in the amount of $262,500.

The Company also acquired an undivided fifty (50%) percent interest in a salt water disposal well and offset and development acreage in the two quarter sections of the East Chandler Field.  In addition, the Company acquired a fifty (50%) percent interest in 540 acres adjoining the 320 acre East Chandler Field, and total reserves of 90,000 barrels of oil and 559 million cubic feet of gas.  In addition, the Company also acquired Prue Sand potential in the Grace #3, Grace #5A and the Grace #6 wells.   Estimated Prue Sand reserves for these three wells are 33,000 barrels of oil and 81 million cubic feet of gas

As part of the  Expanded Bedford Agreement, the Company also acquired the right to operate Grace Wells #1, #2, #3, #5A, and #6 (the “Grace Wells”).  The Company hired a third party to operate the Grace Wells and to upgrade the operation of the Grace Wells (“Workover”).   In February and March 2009, the Company made formal buyout offers (the “Grace Wells Buyout Offer”) to the approximately 93 additional working interest holders in the Grace Wells (the “Additional Grace Wells Owners”).  The Grace Wells Buyout Offer provided three options to the Additional Grace Wells Owners:   (1) The Additional Grace Wells Owners would continue to participate in the operation of the Grace Wells, and would remit to the Company fund representing their pro rata portion of the Workover costs; (2) The Additional Grace Wells Owners would sell their interests in the Grace Wells to the Company for cash and stock in the Company; (3) The Additional Grace Wells Owners could do nothing. If this option was chosen, the Additional Grace Well Owner would retain their interest in the Grace Wells, but their pro-rata portion of the costs would be subject to a 500% penalty; in addition, their pro-rata portion of the revenue generated by the Grace Wells would be applied to their portion of the costs, including the 500% penalty, before they would receive any payment.  At March 31, 2009, the approximately 93 Grace Wells investors had selected the following options:  Approximately 22 selected option 1, continued participation; 29 selected option 2, the Company buyout; 17 were in Option 3, non-consent; and 25 were still pending and had not made a selection.

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

On August 13, 2007, The Company received notice that the U.S. Patent and Trademark Offices approved the patent application for Avalon's paraffin wax mitigation system, being marketed as Ultrasonic Mitigation Solutions(TM) (the "Patent"). Currently available solutions to paraffin wax deposits and build-up in oil production rely upon chemical solvents, which not only require repeated mechanical pigging operation and costly workovers to maintain production capacity, but  can also result in environmental liabilities. In contrast, the Patent utilizes ultrasonic waves to fragment current paraffin deposits in the production's tubing and prevent future wax formation in an environmentally safe process.

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

EMPLOYEES

As of March 31, 2009 we had two full time employees consisting of our President, Mr. Kent Rodriguez, and Vice President, Ms. Jill Allison. The Board has retained William Anderson, Glen Harrod, Mark Oliver, William Graham, Thomas Bugbee, Gary Browning and Bruce Merrifield, as advisors who have been compensated by the issuance of securities. We do not have any part time employees at this time.

RESEARCH AND DEVELOPMENT

During the last three fiscal years, we did not incur research and development expenses.

ITEM 2.  DESCRIPTION OF PROPERTY

Our corporate office is located at 7808 Creekridge Circle, Suite 105, Minneapolis, MN 55439. This office space is leased from an unaffiliated third party on three year lease, which ends on December 1, 2009, for a monthly rental of $3,100.

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

On July 2, 2008, we signed a letter agreement to acquire all of the oil and gas producing assets owned by Bedford Energy, Inc. in the East Chandler Field, Lincoln County, Oklahoma. We increased our current interest in the Grace #2 well and acquire working interests in four other producing wells in the East Chandler Field, the Grace #1, Grace #3, Grace #5A and Grace #6 wells, as follows:

We increased our working interest in the Grace #2 from 2.5% to 7.5%; and increasing our net revenue interest in the Grace #2 to 11.95%. We initially acquired our working interest in the Grace #2 well in June, 2008.

We are acquiring a 10% working interest and 13.825% net revenue interest in the Grace #1, Grace #3, Grace #5A and Grace #6 wells.

We are acquiring a 50% working interest in a salt water disposal well and offset and development acreage in the two quarter sections (320 acres)  adjoining the Grace Wells in the East Chandler Field.

As of March 2009, we have increased our working interests in the Grace Wells as shown in the table below:

Well	Working Interest Acquired
Grace #1	30%
Grace #2	21%
Grace #3	28%
Grace #5A	26%
Grace #6	24%

As of March 31, 2009, our working interests in the Grace Wells are shown in the table below:

Well	Working Interest Acquired
Grace #1	38%
Grace #2	27%
Grace #3	34%
Grace #5A	34%
Grace #6	30%

ITEM 3.  LEGAL PROCEEDINGS

The Company is not a party to any pending legal proceedings.

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

Per Share Common Stock Bid Prices by Quarter For the Fiscal Year Ended March 31, 2009
	High	Low
Quarter Ended March 31, 2009	$0.035	$0.015
Quarter Ended December 31, 2008	$0.040	$0.019
Quarter Ended September 30, 2008	$0.175	$0.032
Quarter Ended June 30, 2008	$0.220	$0.120

As of June 8, 2009, 99,265,002 shares of our Common Stock were outstanding and the number of holders of record of our Common Stock at that date was approximately 990. However, we estimate that there are a significantly greater number of shareholders because a substantial number of our shares are held in nominee names by brokerage firms.

(c) Dividends

No dividends on the Common Stock were paid by us during the fiscal year ended March 31, 2009, or the fiscal year ended 2008, nor do we anticipate paying dividends on Common Stock in the foreseeable future. Holders of Common Stock are entitled to receive such dividends as may be declared by our Board of Directors.

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

Other than the Series A Preferred Stock, no preferred stock has been issued. See Item 11, Security Ownership of Certain Beneficial Owners and Management.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The Company does not have any securities authorized for issuance under equity compensation plans.

RECENT SALES OF UNREGISTERED SECURITIES

The Company sold the following unregistered securities between January 1, 2009 and March 31, 2009:

During the three months ended March 31, 2009, the Company issued 10,000 shares of common stock for cash in the amount of $300.

During the three months ended March 31, 2009, the Company issued 7,000,000 shares of common stock to note holder valued at $158,000.  These shares are considered discounts to the notes payable.

During the three months ended March 31, 2009, the Company issued 4,200,000 shares of common stock valued at $144,420 for consulting services.

During the three months ended March 31, 2009, the Company issued 7,859,250 shares of common stock valued at $188,622 to interest holders in the Grace wells.

All other unregistered securities sold by the Company during the past three years, but prior to January 1, 2009, have been included in the Company's 10-Q filings.

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

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

RESULTS OF OPERATIONS AND PLAN OF OPERATION

The following discussion and analysis should be read in conjunction with our financial statements and notes related thereto. The discussion of results, causes and trends should not be construed to infer conclusions that such results, causes or trends necessarily will continue in the future.

For the year ended March 31, 2009 compared to the year ended March 31, 2008

Revenues

Revenues for the year ended March 31, 2009 were $320,712, an increase of approximately 28% compared to revenue of $249,856 for the year ended March 31, 2008.  Revenues from the sale of oil and gas increased as a result of the acquisition of additional oil and gas properties.

Lease Operating Expenses

During the year ending March 31, 2009, our lease operating expenses were $71,970, an decrease of $78,166 or approximately 52% compared to  $150,136 for the year ended March 31, 2008.  This decrease was the result of the lower workover costs and a reduction in lease operating expenses

Selling, General, and Administrative Expenses

Selling, general and administrative expenses for the year ended March 31, 2009 were $1,245,812 an increase of $20,606 or approximately 2%  compared to selling, general and administrative expenses of $1,225,206 during the year ended March 31, 2008.   Selling, general and administrative expenses for 2009 consisted primarily of and related costs of $212,768; legal and accounting fees in the amount of $377,151; payroll consulting fees in the amount of $140,271; travel and entertainment expenses of $147,608; licensing fees of $110,000; office expenses of $70,746; facilities costs in the amount of $61,001; investor relations costs of $40,238;   bad debt expense of $28,260; and insurance expense in the amount of $24,314.   Selling,  general and administrative expenses in the current period included an increase in legal expenses as we completed acquisitions of oil and gas properties during the year ended March 31, 2009.

Non-Cash Compensation

Non-cash compensation for the year ended March 31, 2009 was $430,425, a decrease of $1,317,440 or approximately 75% compared to non-cash compensation of $1,747,860 for the year ended March 31, 2008.  This decrease was the result of a reduction of common stock issuances to consultants as payment and the reduction of the use of outside consultants.

Acquisition Costs

Acquisition costs for the year ended March 31, 2009 were $122,500; there were no such costs during the comparable period of the prior year. These costs represent the commissions  paid for the acquisition of the Bedford Energy assets.

Depreciation, Depletion, and Amortization

Depreciation, Depletion, and Amortization were $438,221 for the year ended March 31, 2009, an increase of $108,858 or approximately 33% compared to $329,363 for the year ended March 31, 2008.  The reason for the increase is due to the acquisition of additional oil and gas producing properties.

Interest Expense, net of Interest Income

Interest expense, net of interest income of $43,472 for the year ended March 31, 2009, an increase of $22,994  or approximately 112%  compared to interest expense, net of $20,478 for the year ending March 31, 2008. This increase is due to an increase in notes payable and the amortization of the discount on the notes payable.

Loss on Sale of Property

During the year ended March 31, 2009, the Company sold an oil and gas property for a loss of $16,000;  there were no such losses during the year ended March 31, 2008.

Loss on Sale of Minority Interest

During the year ended March 31, 2009, the Company sold a minority interest in an oil and gas property  for a loss of $37,500; there were no such losses during the year ended March 31, 2008.

Realized Gains on Marketable Securities

There was no loss on marketable securities during the current year, compared to a gain of $11,523 during the prior year. The Company no longer has any marketable securities.

Net Loss

For the reasons stated above, our net loss for the year ended March 31, 2009, amounted to $2,085,183, a decrease of $1,144,344 or approximately 35% compared to a net loss of $3,229,527 during the prior period.

Liquidity and Capital Resources

The March 31, 2009, financial statements have been prepared assuming the Company will continue as a going concern. However, the Company has incurred a loss of $24,601,101 from inception through March 31, 2009, and has a working capital deficiency of $1,152,826,  and shareholder’s equity of $2,762,090, respectively, at March 31, 2009. The Company currently has minimal revenue generating operations and expects to incur substantial operating expenses in order to expand its business. As a result, the Company expects to incur operating losses for the foreseeable future.  The accompanying consolidated financial statements do not include any adjustments that might become necessary should the Company be unable to continue as a going concern.

Our cash and cash equivalents were $26,406 on March 31, 2009, compared to $108,688 on March 31, 2008. We met our liquidity needs through the issuance of our common stock and notes payable for cash and the revenue derived from oil and gas operations.

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

Operating activities

Net cash used by operating activities for the year ended March 31, 2009 was $1,045,969 compared to $1,081,401 provided in the year ended March 31, 2008.

The Company had a net loss of $2,085,183 for the year ended March 31, 2009 compared to a net loss of $3,234,710 for the year ended March 31, 2008. Net accounts receivable for the year ended March 31, 2009 was $40,827 compared to $23,473 for the year ended March 31, 2008.

Investing activities

For the twelve months ended March 31, 2009 we used $740,221 in investing activities compared to $715,300 in the twelve months ended March 31, 2008.  The primary use of cash for investing activities in the current year was $900,000 used for the acquisition of the Grace Wells assets from Bedford Energy.

Financing activities

Our financing activities for the period ended March 31, 2009 provided cash of $1,703,908 as compared to $1,003,852 for the period ended March 31, 2008. We plan to raise additional capital during the coming fiscal year.  Cash generated by financing activities consisted of $1,044,191 for the sale of common stock and $660,000 from the issuance of notes payable.

Critical Accounting Policies

The consolidated  financial statements are prepared in conformity with accounting principles generally accepted in the United States of America. As such, we are required to make certain estimates, judgments and assumptions that we believe are reasonable based on information available. These estimates and assumptions affect the reporting amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. A summary of the significant accounting policies is described in Note 1 to the financial statements.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Material Commitments

We have no material commitments during the next twelve (12) months.

Purchase of Significant Equipment

During the twelve months ended March 31, 2009, we used $1,000 for the purchase of equipment, compared to $10,672 in equipment for the year ended March 31, 2008.

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

RISK FACTORS

Any investment in our securities is highly speculative.  The Company's business and ownership of shares of our common stock are subject to numerous risks  You should not purchase our shares if you cannot afford to lose your entire investment. You should consider the following risks before acquiring any of our shares.

We have never been, and may never be, profitable.

During the past several years, we have attempted, without success, to generate revenues and profits. For the year ended March 31, 2009, we incurred a net loss of $2,085,183. We cannot assure that we will ever be profitable.

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

Our management controls us.

Our current officers and directors own approximately 46% of our outstanding stock and are able to affect the election of the members of our Board of Directors and make corporate decisions. Mr. Rodriguez, by his ownership of Class A Preferred Stock, has the right to vote 40% of our voting securities. Accordingly, even if we issue additional shares to third parties, Mr. Rodriguez will continue to control at least 40% of our voting securities. This voting concentration may also have the effect of delaying or preventing a change in our management or control or otherwise discourage potential acquirers from attempting to gain control of us. If potential acquirers are deterred, you may lose an opportunity to profit from a possible acquisition. See "Security  Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters" and "Market for Common Equity and Related Stockholder Matters".

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

ITEM 7.  FINANCIAL STATEMENTS.

Our audited Financial Statements begin on page F-1.

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

ITEM 8B.  OTHER INFORMATION

None.

PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Our Directors and Executive Officers are shown below:
Name	Age	Position
Kent Rodriguez	49	Chief Executive Officer, President, Secretary, and Principal Financial Officer
Jill Allison	41	Vice President
Douglas Barton	68	Director
Stephen Newton	59	Director

Each Director is serving a term of office, which will continue until the next annual meeting of shareholders and until the election and qualification of his respective successor.

KENT A. RODRIGUEZ

Mr. Rodriguez joined the Company as Chief Executive Officer, Secretary, and Principal Financial Officer in May 2005. Since 1995, he has been the Managing Partner of Weyer Capital Partners, a Minneapolis-based venture capital corporation. From 1985 to 1995, he was employed by the First National Bank of Elmore, Elmore, Minnesota, in various capacities. He has a B.A. degree from Carleton College, and an Executive MBA from the Harvard Business School.

JILL ALLISON

Ms. Allison joined the Company as Vice President and Director in June 2006. She has over 20 years of diversified management experience in business development and technology commercialization. Prior to joining Avalon, Ms. Allison managed a technology strategy consulting practice with focus in the market convergence of physical and IT security industries. Her venture development background includes market leadership positions with Monsanto, Iridian Technologies, Pinkertons and Cylink Corporation. She holds a B.A. in Economics from Gustavus Adolphus College; a Master's in International Management (MIM) in Marketing from the American Graduate School of International Management (Thunderbird), Glendale, AZ; and an MBA in Strategic and Entrepreneurial Management from the Wharton School of the University of Pennsylvania, where she focused on strategic alliances and management of technology.

DOUGLAS BARTON

Mr. Barton has served as a Director of the Company since May 2005. From 1987 to the present, he has been the President and sole owner of Venture Communications, Inc., a private promotion, development, and marketing consulting firm. He has a B.S. degree in Economics/History from the University of Minnesota.

STEPHEN NEWTON

Mr. Newton joined the Company as a director in October 2007. He has been working as an Independent Energy Consultant, serving companies who wish to invest in Latin America since March 2007. He received his Bachelors in Engineering in Mining and Petroleum at the University of Queensland, Brisbane, Australia, and his Masters of Science in Petroleum Engineering at the University of London, United Kingdom. He is a member of the Society of Petroleum Engineers, and is the founding President of the Colombian Petroleum Association (ACP). From 2004-2007, Mr. Newton served as Chief Executive Officer and President of Solana Petroleum Exploration Colombia, as well as serving as a Member of the Board of Directors. He served as Vice President and Member of the Board of Directors for Solana Petroleum Exploration from 2002-2004. Mr. Newton also worked as President and General Manager of AEC Colombia and Ecuador. Prior to this position, Mr. Newton served in various positions with Occidental Petroleum Corporation from 1974-1999, eventually becoming President of OXY Colombia and subsequently Vice President of Worldwide Engineering and Technical Services.

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

In 1999, the Board of Directors established a Compensation Committee. It is currently comprised of Messrs. Barton and Newton  The Compensation Committee held one meeting in fiscal 2008.

In May 2000, the Board of Directors established an Audit Committee. It is currently comprised of Messrs. Barton and Newton. The Audit Committee held one meeting in fiscal 2008.

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

ITEM 10.  EXECUTIVE COMPENSATION

The following table sets forth information concerning the compensation for services in all capacities rendered to us for the year ended March 31, 2009, of our Chief Executive Officer and our other executive officers whose annual compensation exceeded $100,000 in the fiscal year ended March 31, 2009, if any. We refer to the Chief Executive Officer and these other officers as the named executive officers.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($) (2)	Total ($)
Kent Rodriguez	2009	$120,000	$-	$-	$-	$-	$-	$40,000	$160,000	(3)(4)
CEO and President	2008	$84,000	$-	$-	$-	$-	$-	$40,000	$124,000	(1)(4)
	2007	$84,000	$-	$-	$-	$-	$-	$40,000	$124,000	(1)(4)

(1) Effective on May 31, 2005, Mr. Rodriguez became subject to an employment agreement pursuant to which he is paid $7,000 per month in wages.
(2) Mr. Rodriguez owns the 100 shares of Preferred Stock outstanding. These shares pay an 8% dividend.
(3) Effective On April 1, 2008, Mr. Rodriguez became subject to a new employment agreement pursuant to which he is paid $10,000 per month in wages.
(4) We paid Mr. Rodriguez in 2007, in 2008 and in 2009 and accrued the balance.

Outstanding Equity Awards at Fiscal Year-End as of March 31, 2009

Option Awards	Stock Awards

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
None	-	-	-	-	-	-	-	-	-

 Director Compensation

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($) (2) (3)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Kent Rodriguez	$-	$39,500	$-	$-	$-	$-	$39,500
Jill Allison	$-	$39,500	$-	$-	$-	$-	$39,500
Douglas Barton	$-	$39,500	$-	$-	$-	$-	$39,500
Stephen Newton	$-	$39,500	$-	$-	$-	$-	$39,500
Menno Wiebe (1)	$-	$39,500	$-	$-	$-	$-	$39,500

(1) Menno Wiebe resigned from the Company’s Board of Directors on August 1, 2008.
(2) On April 14, 2008, the Company issued 200,000 shares of common stock to the 5 Directors of the Company. These shares were valued at $32,000 each.
(3) On October 8, 2008, the Company issued 250,000 shares of common stock to each of its 4 directors. The shares were valued at $7,500 each.

EMPLOYMENT AGREEMENTS

The Company has employment agreements with its two officers.  The employment agreements provide for salaries and benefits and extend up to five years.  In addition to salary and benefits provisions, the agreements include defined commitments should the employer terminate the employee with or without cause.

KENT RODRIGUEZ

In 2009, Mr. Rodriguez was under an employment agreement dated April 1, 2008 that expires on March 31, 2013, pursuant to which he was compensated at an annual rate of $120,000.  The agreement also provides for the increase of Mr. Rodriguez’s base salary by 5% each year for the five year term of the agreement.

JILL ALLISON

In 2009, Ms. Allison was under an employment agreement dated April 1, 2008 that expires on March 31, 2011, pursuant to which she was compensated at a rate of $5,000 per month, for an annual rate of $60,000.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding ownership of our Common Stock as of June 8, 2009 by (i) each person known by us to be the beneficial owner of more than five (5%) percent of our outstanding Common Stock; (ii) each director of our Company; and (iii) all executive officers and directors of our Company as a group. As of June 8, 2009, we had a total of 99,265,002 common shares issued and outstanding.

		Amount and	%
		Nature of	of outstanding
Name of Beneficial Owner		Beneficial ownership	Common stock (1)
Kent Rodriguez
7808 Creekridge Circle, Suite 105
Minneapolis, MN 55439		68,286,768	46%

Douglas Barton
7808 Creekridge Circle, Suite 105
Minneapolis, MN 55439		950,000	1%

Jill Allison
7808 Creekridge Circle, Suite 105
Minneapolis, MN 55439		750,000	1%

Menno Wiebe
7808 Creekridge Circle, Suite 105
Minneapolis, MN 55439	(2)	500,000	1%

Stephen Newton
7808 Creekridge Circle, Suite 105
Minneapolis, MN 55439		750,000	1%

All directors and officers as a group		71,236,768	48%

Harry Carlson		5,760,000	7%
4 Indian Trail
Lucas, TX 75002

Orrie Lee Tawes		6,425,000	8%
100 Wall Street, 8th Floor
New York, NY 10005

Lorraine Dipaolo		6,675,000	8%
100 Wall Street, 8th Floor
New York, NY 10005

(1)	Includes 10,100 shares of Common stock owned by Weyer Capital Corporation, an affiliate of Mr. Rodriguez, and 54,445,962 shares of Common Stock issuable upon the conversion of 100 shares of Series A Preferred Stock.

(2)	Mr. Wiebe resigned from the board of director effective as of August 1, 2008.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Promissory Notes

On February 11, 2008, the Company borrowed $75,000 from an officer of the corporation. The note carried a 10% interest rate and matured on March 31, 2008. On April 18, 2008 the Company repaid $35,000 of the note plus accrued interest. During the three months ended September 30, 2008, the Company made payments in the amount of $40,000 to repay the remaining balance of  the note, and  the Company also repaid accrued interest in the amount of $762. The balance of the note at March 31, 2009 and 2008 was $0 and $75,000, respectively.

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

During the years ended March 31, 2009 and 2008, the Company incurred $40,000 in preferred stock dividends, respectively.

The Series A Preferred Stock is convertible at any time into a sufficient number of shares of common stock to equal 40% of the then fully-diluted shares outstanding. Fully diluted shares outstanding is computed as the sum of the number of shares of common stock outstanding plus the number of shares of common stock issuable upon exerciser, conversion or exchange of outstanding options, warrants, or convertible securities.

Employment Agreements

KENT RODRIGUEZ

In 2009, Mr. Rodriguez employed pursuant to an employment agreement dated April 1, 2008 that expires on March 31, 2013, pursuant to which he was compensated at an annual rate of $120,000.  The agreement also provides for the increase of Mr. Rodriguez’s base salary by 5% each year for the five year term of the agreement.

JILL ALLISON

In 2009, Ms. Allison employed pursuant to an employment agreement dated April 1, 2008 that expires on March 31, 2011, pursuant to which she was compensated at a rate of $5,000 per month, for an annual rate of $60,000

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

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

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

1. AUDIT FEES.

Our audit fees for the years ended March 31, 2009 and 2008 were as follows:

2009	2008
$76,275	$71,389

2. TAX FEES.

Our tax return fees for the years ended March 31, 2009 and 2008 were as follows:

2009	2008
$15,000	$-

3. ALL OTHER FEES.

2009	2008
$-	$-

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Avalon Oil & Gas, Inc.

Date: July 14, 2009	By:	/s/ Kent Rodriguez
Kent Rodriguez
Chief Executive Officer, President, Secretary and Principal Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Company in the capacities and on the dates indicated.

Date: July 14, 2009	By:	/s/ Kent Rodriguez
Kent Rodriguez
Chief Executive Officer, President, Secretary and Principal Financial Officer

Date: July 14, 2009	By:	/s/ Jill Allison
Jill Allison
Vice President, Director

Date: July 14, 2009	By:	/s/ Douglas Barton
Douglas Barton
Director

Date: July 14, 2009	By:	/s/ Stephen Newton
Steven Newton
Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Avalon Oil & Gas, Inc.

We have audited the accompanying consolidated balance sheets of Avalon Oil & Gas, Inc. (“the Company”) and subsidiary as of March 31, 2009 and 2008 and the related statements of operations, changes in stockholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of March 31, 2009 and 2008 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Bernstein & Pinchuk LLP

New York, New York
July 14, 2009

AVALON OIL & GAS, INC.
CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31,

	2009	2008
Assets
Current assets

Cash and cash equivalents	$26,406	$108,688
Accounts receivable	40,827	23,473
Deposits and prepaid expenses	43,340	112,987
Receivable from joint interests	159,208
Notes receivable	-	90,000

Total current assets	269,781	335,148

Property and equipment, net	28,190	41,105
Unproven oil and gas properties	339,417	339,417
Producing oil and gas properties, net	2,652,591	801,496
Goodwill	-	33,943
Intellectual property rights, net	962,583	1,183,392

	$4,252,562	$2,734,501

Liabilities and stockholders' equity
Current liabilities
Accounts payable and accrued liabilities	$744,892	$83,243
Accrued liabilities – related parties	34,468	-
Dividends payable to related party	-	12,404
Accrued liabilities to joint interest	42,265	-
Notes payable, net of discount	600,982	124,500

Total current liabilities	1,422,607	220,147

Accrued ARO liability	67,865	52,458

	1,490,472	272,605

Commitments and contingencies	-

Stockholders' equity
Preferred stock, Series A, $0.10 par value, 1,000,000 shares
authorized; 100 shares issued and outstanding - stated at redemption value	500,000	500,000
Common stock, $0.001 par value; 1,000,000,000 shares authorized;
98,278,193 and 31,767,463 shares issued and outstanding	98,278	31,768
at March 31, 2009 and March 31, 2008, respectively
Additional paid-in capital - Common stock	26,761,738	24,446,046
Common stock subscribed	3,175	-
Accumulated deficit	(24,601,101)	(22,515,918)
Total stockholder's equity	2,762,090	2,461,896

	$4,252,562	$2,734,501

See notes to consolidated financial statements.

AVALON OIL & GAS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME (LOSS)
FOR THE YEARS ENDED MARCH 31,
(AUDITED)
	2009	2008
Oil and gas sales	$320,712	$249,856

Operating expenses:
Lease operating expense, severance taxes
and ARO accretion	71,970	150,136
Selling, general and administrative expenses	1,245,812	1,225,206
Stock-based compensation	430,420	1,747,860
Acquisition costs	122,500	-
Depreciation, depletion, and amortization	438,221	329,363
Total operating expenses	2,308,923	3,452,565

Operating loss	(1,988,211)	(3,202,709)

Other expense:
Interest (income) expense, net	43,472	20,478
Loss on sale of minority interest	37,500	-
Loss on the sale of property	16,000	-
Realized losses on marketable securities	-	11,523
Total other (income) expense	96,972	32,001

Loss before taxes	(2,085,183)	(3,234,710)

Provision for taxes	-	-

Loss before minority interest	(2,085,183)	(3,234,710)

Minority interest in loss of subsidiary	-	5,183

Net loss	(2,085,183)	(3,229,527)

Dividends on preferred stock	(40,000)	(40,000)

Net loss attributable to common stock after preferred stock dividends	$(2,125,183)	$(3,269,527)

Net loss per share - basic and diluted	$(0.04)	$(0.15)

Weighted average shares outstanding - basic and diluted	57,636,261	22,020,104

See notes to consolidated financial statements.

AVALON OIL & GAS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED MARCH 31,
(AUDITED)

	2009	2008
Cash flows from operating activities:
Net loss	$(2,085,183)	$(3,234,710)
Adjustments to reconcile net loss to net
cash used in operating activities:
Loss on sale of minority interest in Bedford Energy assets	37,500	-
Loss on sale of oil and gas properties	16,000	-
Write-off note receivable	25,000	-
Non-cash compensation	430,420	1,820,410
Impairment of goodwill	33,943	-
Depreciation	13,915	6,529
Depletion	192,794	102,012
Depreciation of ARO liability	2,898	-
Amortization of discount on notes payable to interest expense	7,792	-
Amortization of intangible assets	220,822	220,822
Net change in operating assets and liabilities:
Marketable securities	-	35,506
Accounts receivable	(17,354)	(11,830)
Joint Interest receivable	(159,208)	-
Prepaid expenses	69,647	(55,002)
Accounts payable and other accrued expenses	121,985	32,470
Due to related party	42,265	-
Asset retirement obligation	5,795	3,392

Net cash used in operating activities	(1,040,969)	(1,080,401)

Cash flows from investing activities:
Purchase of Leak Location Technologies	-	(5,000)
Purchase of BIO-CAT license	-	(10,000)
Purchase of Oiltek	-	(13,593)
Purchase of Bedford Energy assets	(900,000)	-
Purchase of interests in Grace Wells	(45,194)	-
Sale of a minority interest in Bedford Energy assets	262,500	-
Principal payment received on note receivable	65,000	10,000
Issuance of notes receivable	-	(35,000)
Purchase of fixed assets	(1,000)	(10,672)
Disposal of fixed assets	-	194
Disposal of oil and gas properties	10,000	35,000
Additions to oil and gas properties	(131,527)	(686,229)
Net cash used in investing activities	(740,221)	(715,300)

Cash flows from financing activities:
Proceeds from sale of common stock, net of costs	1,044,191	965,417
Proceeds from notes payable	660,000	75,000
Syndication fees paid	-	(6,565)
Issuance of common stock for finders fee	122,217	-
Issuance of common stock for equity financing, net of fees	32,500	-
Payment of preferred stock dividend	-	(30,000)
Payments on note payable	(95,000)	-
Net cash provided by financing activities	1,698,908	1,003,852

Net decrease in cash and cash equivalents	(82,282)	(791,849)

Cash and cash equivalents at beginning of period	108,688	900,537

Cash and cash equivalents at end of period	$26,406	$108,688

See notes to consolidated financial statements.

AVALON OIL & GAS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED MARCH 31, 2009 AND 2008
(AUDITED)
(Continued)

	2009	2008
Supplemental disclosures of cash flow information:

Cash paid during the period for:
Interest	$2,524	$-

Taxes	$-	$-
Non-cash transactions:
Common stock issued in exchange for consulting services	$240,420	$1,570,085

Preferential conversion feature of loan	$-	$25,852

Common stock issued for directors fees	$190,000	$220,000

Common stock issued for fees attributable to equity financing	$120,000	$-

Common stock issued in error	$27	$-

Common stock issued for conversion of note payable and accrued interest	$36,966	$63,000

Warrants issued as a discount to notes payable	$11,310	$-

Common stock issued as a discount on notes payable	$458,000	$-

Warrants issued in exchange for services	$-	$30,325

Common stock issued for technologies acquired	$-	$20,000

Common stock issued for acquisition	$428,425	$-

See notes to consolidated financial statements.

AVALON OIL & GAS, INC.
STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT
FOR THE TWO YEARS ENDED MARCH 31, 2009
					Stock	Common	Additional	Other
	Preferred Stock, Series A		Common Stock		Subscription	Stock	Paid-in	Comprehensive	Accumulated
	Shares	Par Value	Shares	Par Value	Receivable	Subscribed	Capital	Income	Deficit	Total
Balance, March 31, 2007	100	500,000	17,037,706	17,038	(34,500)	-	21,529,910	(4,459)	(19,246,391)	2,761,597

Stock subscription received	-	-	-	-	34,500	-	-	-	-	34,500
Common stock issued in exchange for consulting services	-	-	2,813,320	2,813	-	-	1,567,271	-	-	1,570,084
Common stock issued in exchange for director services	-	-	400,000	400	-	-	219,600	-	-	220,000
Common stock issued for cash	-	-	4,994,739	4,995	-	-	960,423	-	-	965,418
Common stock issued for property acquisitions	-	-	250,000	250	-	-	45,750	-	-	46,000
Common stock issued in exchange for conversion of notes payable and accrued interest	-	-	6,050,000	6,050	-	-	73,702	-	-	79,752
Warrants issued in exchange for services	-	-	-	-	-	-	30,325	-	-	30,325
Warrants exercised	-	-	221,698	222	-	-	(222)	-	-	-
Syndication fees	-	-	-	-	-	-	(6,565)	-	-	(6,565)
Beneficial conversion feature of loan	-	-	-	-	-	-	25,852	-	-	25,852
Realized loss on investments held for resale	-	-	-	-	-	-	-	4,459	-	4,459
Dividends on preferred stock	-	-	-	-	-	-	-	-	(40,000)	(40,000)
Net Loss	-	-	-	-	-	-	-	-	(3,229,527)	(3,229,527)
Balance as of March 31, 2008	100	$500,000	31,767,463	$31,768	$-	$-	$24,446,046	$-	$(22,515,919)	$2,461,894

Common stock issued for cash	-	-	13,349,317	13,346	-	-	1,030,942	-	-	1,044,289
Common stock issued for directors fees	-	-	2,000,000	2,000	-	-	188,000	-	-	190,000
Common stock issued for consulting services	-	-	5,700,000	5,700	-	-	189,720	-	-	195,420
Common stock issued for equity commission	-	-	1,100,000	1,100	-	-	43,900			45,000
Common stock issued for conversion of note payable	-	-	8,350,000	8,350	-	-	28,616	-	-	36,966
Common stock issued for asset acquisition	-	-	3,500,000	3,500	-	-	424,926	-	-	428,426
Common stock issued for property interest	-	-	7,859,250	7,862	-	-	180,763	-	-	188,625
Common stock issued for finders fee	-	-	3,000,000	3,000	-	-	117,000	-	-	120,000
Common stock issued in error	-	-	27,163	27	-	-	(27)	-	-	-
Common stock shares cancelled	-	-	(375,000)	(375)	-	-	375	-	-	-
Common stock issued as a discount to notes payable	-	-	22,000,000	22,000	-	-	436,000	-	-	458,000
Common stock to be issued for conversion of note payable	-	-	-	-	-	2,167	-	-	-	2,167
Common stock to be issued for property interest	-	-	-	-	-	1,008	-	-	-	1,008
Value of warrants issued	-	-	-	-	-	-	11,310	-	-	11,310
Syndication fees	-	-	-	-	-	-	(335,833)	-	-	(335,833)
Net loss	-	-	-	-	-	-	-	-	(2,085,183)	(2,085,183)
Balance as of March 31, 2009	100	$500,000	98,278,193	$98,278	$-	$3,175	$26,761,738	$-	$(24,601,101)	$2,762,090

See notes to consolidated financial statements.

AVALON OIL & GAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2009 AND 2008

NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

Avalon Oil & Gas, Inc. (the "Company") was originally incorporated in Colorado in April 1991 under the name Snow Runner (USA), Inc. The Company was the general partner of Snow Runner (USA) Ltd.; a Colorado limited partnership to sell proprietary snow skates under the name "Sled Dogs" which was dissolved in August 1992. In late 1993, the Company relocated its operations to Minnesota and in January 1994 changed our name to Snow Runner, Inc. In November 1994 we changed our name to the Sled Dogs Company. On November 5, 1997, we filed for protection under Chapter 11 of the U.S. Bankruptcy Code. In September 1998, we emerged from protection of Chapter 11 of the U.S. Bankruptcy Code. In May, 1999, we changed our state of domicile to Nevada and our name to XDOGS.COM, Inc. On July 22, 2005, the Board of Directors and a majority of the Company's shareholders approved an amendment to our Articles of Incorporation to change the Company's name to Avalon Oil & Gas, Inc., and to increase the authorized number of shares of our common stock from 200,000,000 shares to 1,000,000,000 shares,  par value of $0.001, and engage in the acquisition of producing oil and gas properties.

The Company is currently in the process of raising funds to acquire oil and gas properties and related oilfield technologies, which the Company plans to develop into commercial applications.

On July 17, 2006, the Company purchased all the outstanding shares of Ultrasonic Mitigation Technologies, Inc. (UMTI) from UTEK Corporation for 16,250,000 shares of the Company's Common Stock valued at $695,500. The shares were valued at the average sales price received in private placements for sales of restricted common stock for cash. UMTI became a wholly owned subsidiary of the Company as of the date of acquisition. UMTI holds the technology license of a patented process for paraffin wax mitigation from crude oil using ultrasonic waves developed by the University of Wyoming.

On November 9, 2006, the Company purchased all the outstanding shares of Intelli-Well Technologies, Inc. (IWTI) from UTEK Corporation for 20,000,000 shares of the Company's common stock valued at $594,000. The shares were valued at the average sales price received in private placements for sales of restricted common stock for cash. ITWI became a wholly owned subsidiary of the Company as of the date of acquisition. IWTI holds a non-exclusive license in the United States for a borehole casing technology developed by the Regents of the University of California (the "Regents") through its researchers at Lawrence Livermore National Laboratory.

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

In June 2008, the Company entered into an agreement with Bedford Energy to acquire a 2.5% working interest in Grace Well #2 in East Chandler Field, Oklahoma, which had been producing 350 thousand cubic feet of gas per day.  In August 2008, the Company entered into an additional agreement with Bedford  Energy (the “Expanded Bedford Agreement”) to increase its working interest in the Grace #2 from 2.5% to 7.5%; and to increase its net revenue interest in the Grace #2 to 11.95%. In addition, the Company acquired a 10% working interest and a 13.825% net revenue interest in the Grace #1, Grace #3, Grace #5A and Grace #6 wells.  The Hunton Lime Reserves from the Grace #1, the Grace #3 and the Grace #6 wells are estimated to be 48,000 barrels of oil and 423 million cubic feet of gas.  The Upper Red Fork Sand reserves for the Grace #5A are estimated to be 30 million cubic feet of gas.  The Company also acquired the right to operate the Grace Wells, and is attempting to increase its ownership in these wells. See note 2.

In September 2008, the Company sold a 15% of its recently acquired interest in the Bedford Assets, for cash in the amount of $262,500.

The Company also acquired an undivided fifty (50%) percent interest in a salt water disposal well and offset and development acreage in the two quarter sections of the East Chandler Field.  In addition, the Company acquired a fifty (50%) percent interest in 540 acres adjoining the 320 acre East Chandler Field, and total reserves of 90,000 barrels of oil and 559 million cubic feet of gas.  In addition, the Company also acquired Prue Sand potential in the Grace #3, Grace #5A and the Grace #6 wells.   Estimated Prue Sand reserves for these three wells are 33,000 barrels of oil and 81 million cubic feet of gas.

Basis of consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Ultrasonic Mitigation Technologies, Inc.; Intelli-Well Technologies, Inc. and Leak Location Technologies, Inc. along with  75.6 % owned Oiltek, Inc. All significant inter-company items have been eliminated in consolidation.

AVALON OIL & GAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2009 AND 2008
Going Concern

The March 31, 2009, financial statements have been prepared assuming the Company will continue as a going concern. However, the Company has incurred a loss of $24,601,101  from inception through March 31, 2009, and has a working capital deficiency  of $1,152,826   and shareholder’s equity of $2,762,090, respectively, at March 31, 2009. The Company currently has minimal revenue generating operations and expects to incur substantial operating expenses in order to expand its business. As a result, the Company expects to incur operating losses for the foreseeable future.  The accompanying consolidated financial statements do not include any adjustments that might become necessary should the Company be unable to continue as a going concern.

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

The fair value of substantially all securities is determined by quoted market prices. Gains or losses on securities sold are based on the specific identification method. As of March 31, 2009, all investments are considered to be available-for-sale for financial reporting purposes.

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

AVALON OIL & GAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2009 AND 2008

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

Under the full cost method, the net book value of natural gas and oil properties, less related deferred income taxes, may not exceed a calculated "ceiling". The ceiling is the estimated after-tax future net revenue from proved natural gas and oil properties, discounted at ten percent (10%) per annum, plus the lower of cost or fair market value of unproved properties adjusted for the present value of all future oil and gas hedges. In calculating future net revenues, prices and costs in effect at the time of the calculation are held constant indefinitely, except for changes that are fixed and determinable by existing contracts. The net book value is compared to the ceiling on a quarterly basis. The excess, if any, of the net book value above the ceiling is required to be written off as an expense. During the years ended March 31, 2009 and 2008, the Company did not recognize any impairment expense.  Acquisition costs are expensed as incurred.

Other Property and Equipment

Other property and equipment is reviewed on an annual basis for impairment and as of March 31, 2009, the Company had not identified any such impairment. Repairs and maintenance are charged to operations when incurred and improvements and renewals are capitalized.

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

Should the sum of the expected cash flows be less than the carrying amount of assets being evaluated, an impairment loss would be recognized. The impairment loss would be calculated as the amount by which the carrying amount of the assets, exceed fair value. For the year ended March 31, 2007, the Company recognized an impairment loss of $371,925 related to Intelli-Well Technologies, there was no such impairment for the years ended March 31, 2009 and 2008.

Estimated amortization of intangible assets over the next five years is as follows:

March 31,
2010	$220,822
2011	220,822
2012	220,822
2013	220,822
2014	79,295
$962,583

AVALON OIL & GAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2009 AND 2008
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

AVALON OIL & GAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2009 AND 2008
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

Long-Lived Assets

Equipment is stated at acquired cost less accumulated depreciation.  Laboratory and office equipment are depreciated on the straight-line basis over the estimated useful lives (three to seven years).

Impairment of long-lived assets is recognized when events or changes in circumstances indicate that the carrying amount of the asset or related group of assets may not be recoverable.  If the expected future undiscounted cash flows are less than the carrying amount of the asset, an impairment loss is recognized at that time.  Measurement of impairment may be based upon appraisal, market value of similar assets or discounted cash flows. During the year ended March 31, 2009, the Company recognized an impairment expense on goodwill in the amount of $33,943, there is no such expense in the comparable period.
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

NOTE 2:   RECEIVABLE FROM JOINT INTERESTS

The Company is the operator of certain wells acquired in the Expanded Bedford Agreement (see note 6).  Pursuant to a joint interest operating agreement (the “Joint Interest Agreement”), the Company  bills the other owners of the Grace Wells for their pro-rata share of operating and workover expenses.  These receivables are carried on the Company’s balance sheet as Receivable from Joint Interests   At March 31, 2009, the amount of these receivables is $159,208.

NOTE  3: NOTES RECEIVABLE

On December 11, 2006 the Company loaned $65,000 to an individual, which was due on April 1, 2007 with an interest rate of 13%. The Company received a promissory note evidencing the loan. The note is secured by real property. An interest only payment of $3,163 was made on the note and it was extended until October 1, 2007. The principal and interest of this loan was repaid on October 14, 2008.

On September 12, 2007 the Company loaned $25,000 to a company, which was due on November 5, 2007 with an interest rate of 10%. The Company received a promissory note evidencing the loan. The note is unsecured. The loan is now past due.   This note receivable and interest receivable was impaired during the year ended March 31, 2009, as the Company no longer believes that collectability is likely.

NOTE 4: PROPERTY AND EQUIPMENT

A summary of property and equipment at March 31, 2009 and 2008, is as follows:

	March 31, 2009	March 31, 2008
Office Equipment	$41,778	$41,778
Leasehold improvements	7,989	6,989
	49,767	48,767
Less: Accumulated depreciation	(21,577)	(7,662)
Total	$28,190	$41,105

Depreciation expense for the years ended March 31, 2009 and 2008 was $13,915 and $6,529, respectively.

AVALON OIL & GAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2009 AND 2008

NOTE 5: INTELLECTUAL PROPERTY RIGHTS

A summary of the intellectual property rights at March 31, 2009 and 2008, are as follows:

	March 31, 2009	March 31, 2008
Ultrasonic Mitigation Technology	$425,850	$425,850
Intelli-Well Technologies	391,500	391,500
Leak Location Technology	980,303	980,303
BIO-CAT Well and pipeline	30,000	30,000
	1,827,653	1,827,653
Less: accumulated amortization	(865,070)	(644,261)
Total	$962,583	$1,183,392

Amortization expense for the years ended March 31, 2009 and 2008 was $220,822.

NOTE 6: OIL AND GAS PROPERTY ACTIVITY

In April 2008, the Company increased its working interest in the Janssen #1A well to 7.5% for $37,500.

In June 2008, the Company acquired a 2.5% working interest in the Grace #2 well in the East Chandler Field in Oklahoma for $40,000.

In June 2008, the Company entered into an agreement with Bedford Energy to acquire a 2.5% working interest in Grace Well #2 in East Chandler Field, Oklahoma, which had been producing 350 thousand cubic feet of gas per day.  In August 2008, the Company entered into an additional agreement with Bedford  Energy (the “Expanded Bedford Agreement”) to increase its working interest in the Grace #2 from 2.5% to 7.5%; and to increase its net revenue interest in the Grace #2 to 11.95%. In addition, the Company acquired a 10% working interest and a 13.825% net revenue interest in the Grace #1, Grace #3, Grace #5A and Grace #6 wells.  The Hunton Lime Reserves from the Grace #1, the Grace #3 and the Grace #6 wells are estimated to be 48,000 barrels of oil and 423 million cubic feet of gas.  The Upper Red Fork Sand reserves for the Grace #5A are estimated to be 30 million cubic feet of gas.

In September 2008, the Company sold a 15% of its recently acquired interest in the Bedford Assets, for cash in the amount of $262,500, resulting in a loss of $37,500.

In December 2008, the Company and Bedford Energy, Inc. agreed to amend the Original Bedford Agreement, and on December 8, 2008, the Company entered into an amended agreement with Bedford Energy.  Pursuant to the terms of the Amended Bedford Agreement, The Company would pay a total of $900,000 in cash (reduced from $1,000,000 in the Original Bedford Agreement), and  provide a note in the amount of $400,000 (reduced from $750,000 in the Original Bedford Agreement and subsequently cancelled when the Company agreed to assume accounts payable in the amount of $222,273 (increased from $0 in the original agreement) and  issue a total of 3,500,000 shares of its common stock (increased from 2,500,000 in the original agreement).  The Company closed this transaction on December 22, 2008.

The Company also acquired an undivided fifty (50%) percent interest in a salt water disposal well and offset and development acreage in the two quarter sections of the East Chandler Field.  In addition, the Company acquired a fifty (50%) percent interest in 540 acres adjoining the 320 acre East Chandler Field, and total reserves of 90,000 barrels of oil and 559 million cubic feet of gas.  In addition, the Company also acquired Prue Sand potential in the Grace #3, Grace #5A and the Grace #6 wells.   Estimated Prue Sand reserves for these three wells are 33,000 barrels of oil and 81 million cubic feet of gas

As part of the  Expanded Bedford Agreement, the Company also acquired the right to operate Grace Wells #1, #2, #3, #5A, and #6 (the “Grace Wells”).  The Company hired a third party to operate the Grace Wells and to upgrade the operation of the Grace Wells (“Workover”).   In February and March 2009, the Company made for mal buyout offers (the “Grace Wells Buyout Offer”) to the approximately 93 additional working interest holders in the Grace Wells (the “Additional Grace Wells Owners”).  The Grace Wells Buyout Offer provided three options to the Additional Grace Wells Owners:   (1) The Additional Grace Wells Owners would continue to participate in the operation of the Grace Wells, and would remit to the Company fund representing their pro rata portion of the Workover costs; (2) The Additional Grace Wells Owners would sell their interests in the Grace Wells to the Company for cash and stock in the Company; (3) The Additional Grace Wells Owners could do nothing. If this option was chosen, the Additional Grace Well Owner would retain their interest in the Grace Wells, but their pro-rata portion of the costs would be subject to a 500% penalty; in addition, their pro-rata portion of the revenue generated by the Grace Wells would be applied to their portion of the costs, including the 500% penalty, before they would receive any payment.  At March 31, 2009, the approximately 93 Grace Wells investors had selected the following options:  Approximately 22 selected option 1, continued participation; 29 selected option 2, the Company buyout; 17 were in Option 3, non-consent; and 25 were still pending and had not made a selection.

AVALON OIL & GAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2009 AND 2008

The table below shows the Company’s working interests in the Grace Wells as of March 31, 2009:

Well	Working Interest Acquired
Grace #1	38%
Grace #2	27%
Grace #3	34%
Grace #5A	34%
Grace #6	30%

Producing oil and gas properties consist of the following:

	March 31, 2009	March 31, 2008
Lincoln County, Oklahoma	$1,972,606	$-
Other properties, net	999,285	927,043
Less: Depletion	(319,300)	(125,547)
Net	$2,652,591	$801,496

NOTE 7: ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consisted of the following:

	March 31, 2009	March 31, 2008
Accounts payable	$706,961	$81,869
Accrued interest	37,931	1,374
Total	$744,892	$83,243

NOTE 8: NOTES PAYABLE

March 31, 2009	March 31, 2008
On May 8, 2005, the Company entered into a convertible note payable agreement with a shareholder in the amount of $100,000.  The note carries an interest rate of 10% per annum and matures of November 8, 2006.  The note holder has the right to convert the note and accrued interest at a rate of $0.01 per share.  The value of this conversion feature was treated as a loan discount for the full $100,000 of the loan and was amortized to interest expense over the life of the loan.   On May 8, 2007 the note was extended for one year.  The conversion feature of the note was valued at $25,852 and was treated as a prepaid loan costs.  The prepaid loan costs have been amortized over the life of the new note. On October 19, 2007, the note holder converted $30,000 of principal plus accrued interest of $16,152 for 1,350,000 shares of common stock. On November 30, 2007, the note holder converted $10,000 of principal for 950,000 shares of common stock. On January 31, 2008, the note holder converted $10,000 of principal and accrued interest of $600 for 1,250,000 shares of common stock. On February 29, 2008, the note holder converted $8,000 of principal for 1,250,000 shares of common stock. On March 31, 2008, the note holder converted $5,000 of principal for 1,250,000 shares of common stock. On March 31, 2008, the note holder converted $5,000 of principal for 1,250,000 shares of common stock. On June 6, 2008, the note holder converted $7,000 of principal and $1,372 of accrued interest for 1,550,000 shares of common stock. On June 23, 2008, the note holder converted $10,000 of principal and $395 of accrued interest for 1,500,000 shares of common stock. On October 15, 2008, the note holder converted $5,000 of principal and $10,000 of interest for 3,300,000 shares of common stock. On December 3, 2008, the note holder converted $3,000 of principal and $201 of interest for 2,000,000 shares of common stock. On February 24, 2009, the note holder converted $2,000 of principal and $167 of accrued interest into 4,000,000 shares of common stock.  Interest in the amount of $1,264 and $1,911 was accrued on this note during the twelve months ended March 31, 2009 and 2008, respectively.  As of March 31, 2009 this note is in default. As of March 31, 2009, the 4,000,000 shares for the conversion on February 24, 2009 have not been issued.
$10,000	$37,000

AVALON OIL & GAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2009 AND 2008

On February 11, 2008, the Company entered in to a note payable agreement with an officer of the Company in the amount of $75,000.  The note carried an interest rate of 10% per annum and matured on March 31, 2008.  On April 18, 2008 the Company repaid $35,000 of the principal and $1,762 of accrued interest.  On July 7, 2008, the Company repaid $17,000 of the principal of the note.  On August 19, 2008, the Company repaid $23,000 of the principal and $762 of accrued interest. Interest in the amount of $1,007 and $1,518 was accrued on this note during the twelve months ended March 31, 2009 and 2008, respectively.

-	75,000
On August 13, 2008, the Company issued a promissory note to Bedford Energy, Inc. as part of the asset acquisition in the amount of $750,000.  This note carries an interest rate of 5% per annum and matures on December 13, 2008.  On December 8, 2008, the Company and Bedford Energy, Inc., entered into an amended acquisition agreement (see note 2). As a result the note payable in the amount of $750,000 was cancelled and a new payable was issued in the amount of $400,000 with an interest rate of 5% per annum and was payable as follows, (i) $10,000 per month beginning on February 1, 2009; and (ii) accrued interest shall be payable on the first day of each quarter beginning on January 1, 2009.  Interest in the amount of $21,927 was accrued on this note during the twelve months ended March 31, 2009.

390,000	-
On November 11, 2008, the Company issued a convertible promissory note to an investor in the amount of $50,000.  The note carries an interest rate of 10% per annum and matures on October 1, 2009.  The note holder has the right to convert the note and accrued interest into shares of the Company’s common stock at a rate of $0.10 per share.  In addition to the note, the investor received three-year warrants to purchase 500,000 shares of the Company’s common stock at a price of $0.10 per share.  The Company valued these warrants using the Black-Sholes valuation model, and charged the fair value of the warrants in the amount of $11,310 as a discount on notes payable.  The discount is being amortized to interest expense over the life of the note via the effective interest method.  Interest in the amount of $1,918 was accrued on this note during the twelve months ended March 31, 2009.  During the year ended March 31, 2009 the Company amortized $459 of the discount on the note payable to interest expense.
50,000	-

On December 22, 2008, the Company issued a promissory note to an investor in the amount of $150,000.  This note carries an interest rate of 10% per annum and matures of December 15, 2009.  In addition to the note payable, the Company issued 7,500,000 shares of common stock to the note holder.  The shares are considered a discount to the note payable. At the time of the issuance of the shares to the note holder, the market price of the shares exceeded the fair value of the note payable; as a result the value of the discount was capped at the face value of the note, $150,000.  The discount will be amortized to interest expense over the life of the note, 1 year, via the effective interest method.  Interest in the amount of $4,068 was accrued on this note during the twelve months ended March 31, 2009.  During the year ended March 31, 2009 the Company amortized $3,225 of the discount on the note payable to interest expense.

150,000	-
On December 31, 2008, the Company received a cash advance from an investor in the amount of $100,000.  On January 1, 2009, the Company received an additional $50,000 and the Company entered into a note payable agreement in the amount of $150,000.  The note bears interest at a rate of 10% per annum and matures on December 15, 2009.  In additional to the note payable, the Company issued 7,500,000 shares of common stock to the note holder.  The shares are considered a discount to the note payable.  At the time of issuance of the shares to the note holders, the market price of the shares exceeded the fair value of the note payable; as a result the value of the discount was capped at the face value of the note, $150,000.  The discount will be amortized over the life of the note via the effective interest method. Interest in the amount of $3,082 was accrued on this note during the twelve months ended March 31, 2009.  During the year ended March 31, 2009 the Company amortized $1,971 of the discount on the note payable to interest expense.

150,000	-
On January 2, 2009, the Company issued a promissory note to an investor in the amount of $50,000.  The note carries an interest rate of 10% per annum and matures on December 15, 2009.  In additional to the note payable, the Company issued 1,000,000 shares of common stock to the note holder.  The shares are considered a discount to the note payable.  The shares are valued using the closing market price on the date the note payable was signed and have a value of $23,000.  The discount will be amortized over the life of the note payable via the effective interest method.  Interest in the amount of $1,205 was accrued on this note during the twelve months ended March 31, 2009.  During the year ended March 31, 2009 the Company amortized $302 of the discount on the note payable to interest expense.
50,000	-

AVALON OIL & GAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2009 AND 2008

On January 8, 2009, the Company issued a promissory note to an investor in the amount of $50,000.  The note carries an interest rate of 10% per annum and matures on December 15, 2009.  In addition to the note payable, the Company issued 2,000,000 shares of common stock to the note holder.  The shares are considered a discount to the note payable.  The shares are valued using the closing market price on the day the note was signed and have a value of $50,000.  The discount will be amortized over the life of the note payable via the effective interest method.  Interest in the amount of $1,123 was accrued on this note during the twelve months ended March 31, 2009.  During the year ended March 31, 2009 the Company amortized $657 of the discount on the note payable to interest expense.

50,000	-
On January 27, 2009, the Company issued a promissory note to an investor in the amount of $50,000.  The note carries an interest rate of 10% per annum and matures on December 15, 2009.  In addition to the note payable, the Company issued 1,000,000 shares of common stock to the note holder.  The shares are considered a discount to the note payable.  The shares are value using the closing market price on the date the note was signed and have a value of $25,000.  The discount will be amortized over the life of the note via the effective interest method.  Interest in the amount of $863 was accrued on this note during the twelve months ended March 31, 2009.  During the year ended March 31, 2009 the Company amortized $328 of the discount on the note payable to interest expense.

50,000	-
On February 25, 2009, the Company issued a promissory note to an investor in the amount of $150,000.  The note carries an interest rate of 10% per annum and matures on December 15, 2009. In addition to the note payable, the Company issued 3,000,000 shares of common stock to the note holder.  The shares are considered a discount to the note payable.  The shares are valued using the closing market price on the date the note was signed and have a value of $60,000.  The discount will be amortized over the life of the note via the effective interest method.  Interest in the amount of $1,397 was accrued on this note during the twelve months ended March 31, 2009.  During the year ended March 31, 2009 the Company amortized $788 of the discount on the note payable to interest expense.

150,000	-
On November 28, 2006, Oiltek, of which the Company has a majority interest in, issued a convertible note payable in the amount of $2,500.  This note bears interest at a rate of 8% per annum and matures on October 1, 2007.  The principal amount of the note and accrued interest are convertible into shares of the Company’s common stock at a price of $0.01 per share.  A beneficial conversion feature in the amount of $2,500 was recoded as a discount to the note and was amortized to interest expense during the period ended December 31, 2006.  In December 2008, this note extended its maturity date until December 31, 2010. Interest in the amount of $200 and $200 was accrued on this note during the twelve months ended March 31, 2009 and 2008, respectively.
2,500	2,500

On November 28, 2006, Oiltek, of which the Company has a majority interest in, issued a convertible note payable in the amount of $5,000.  This note bears interest at a rate of 8% per annum and matures on October 1, 2007.  The principal amount of the note and accrued interest are convertible into shares of the Company’s common stock at a price of $0.01 per share.  A beneficial conversion feature in the amount of $5,000 was recoded as a discount to the note and was amortized to interest expense during the period ended December 31, 2006.  In December 2008, this note extended its maturity date until December 31, 2010. Interest in the amount of $400 and $400 was accrued on this note during the twelve months ended March 31, 2009 and 2008, respectively.

	5,000	5,000
On December 10, 2006, Oiltek, of which the Company has a majority interest in, issued a convertible note payable in the amount of $5,000.  This note bears interest at a rate of 8% per annum and matures on October 1, 2007.  The principal amount of the note and accrued interest are convertible into shares of the Company’s common stock at a price of $0.01 per share.  A beneficial conversion feature in the amount of $5,000 was recoded as a discount to the note and was amortized to interest expense during the period ended December 31, 2006.  In December 2008, this note extended its maturity date until December 31, 2010. Interest in the amount of $400 and $400 was accrued on this note during the twelve months ended March 31, 2009 and 2008, respectively.
	5,000	5,000

Total outstanding	$1,062,500	$124,500

	Note	Unamortized	Net of
March 31, 2009:	Amount	Discounts	Discount
Notes payable - current portion	$1,050,000	$(461,518)	$588,482
Notes payable – current portion (Oiltek)	12,500	-	12,500
Total	$1,062,000	$(461,518)	$600,982

	Twelve months ended March 31,
	2009	2008
Discount on Notes Payable amortized to interest expense	$7,792	$-

AVALON OIL & GAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2009 AND 2008
NOTE 9: RELATED PARTY TRANSACTIONS

Promissory Notes

On February 11, 2008, the Company borrowed $75,000 from an officer of the corporation. The note carried a 10% interest rate and matured on March 31, 2008. On April 18, 2008 the Company repaid $35,000 of the note plus accrued interest. During the three months ended September 30, 2008, the Company made payments in the amount of $40,000 to repay the remaining balance of  the note, and  the Company also repaid accrued interest in the amount of $762. The balance of the note at March 31, 2009 and 2008 was $0 and $75,000, respectively.

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

During the years ended March 31, 2009 and 2008, the Company incurred $40,000 in preferred stock dividends, respectively.

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

Employment Agreements

KENT RODRIGUEZ

In 2009, Mr. Rodriguez was under an employment agreement dated April 1, 2008 that expires on March 31, 2013, pursuant to which he was compensated at an annual rate of $120,000.  The agreement also provides for the increase of Mr. Rodriguez’s base salary by 5% each year for the five year term of the agreement.

JILL ALLISON

In 2009, Ms. Allison was under an employment agreement dated April 1, 2008 that expires on March 31, 2011, pursuant to which she was compensated at a rate of $5,000 per month, for an annual rate of $60,000.

NOTE 10: INCOME TAXES

Deferred income taxes result from the temporary difference arising from the use of accelerated depreciation methods for income tax purposes and the straight-line method for financial statement purposes, and an accumulation of New Operating Loss carryforwards for income tax purposes with a valuation allowance against the carryforwards for book purposes.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  Included in deferred tax assets are Federal State net operating loss carryforwards of approximately $3,200,000, which will expire beginning in 2028.  The ultimate realization of deferred tax assets is dependent upon the generating of future taxable income during the periods in which those temporary differences become deductible.  Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.  Based upon our cumulative losses through March 31, 2009, we have provided a valuation allowance reducing the net realizable benefits of these deductible differences to $0 at March 31, 2009.  The amount of the deferred tax asset considered realizable could change in the near term if projected taxable income is realized.

The income tax provision (benefit) for the twelve months ended March 31, 2009 and 2008 consist of the following:

	March 31, 2009	March 31, 2008
Current	$-	$-
Federal	-	-
State	-	-
	-	-

Deferred	-	-
Federal	-	-
State	-	-
	-	-
	$-	$-

AVALON OIL & GAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2009 AND 2008

A reconciliation between the actual income tax expense and income taxes computed by applying the statutory Federal and state income tax rates to income to continuing operations before income taxes is as follows:

	Twelve Months Ended March 31, 2009	Twelve Months Ended March 31, 2008

Computed “expected” income tax expense at approximately 34%	$(655,000)	$(1,100,000)

Increase (decrease) in NOL carryforwards	655,000	1,100,000

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets and liabilities as of March 31, 2009 and 2008 are as follows:

	March 31, 2009	March 31, 2008
Deferred tax assets:
Net operating loss	$2,064,000	$1,294,000
Allowance and accruals not recognized for income tax purposes	-	-
Total gross deferred tax assets	2,064,000	1,294,000
Less : Valuation allowance	(2,064,000)	(1,294,000)
Net deferred tax assets	$-	$0

Deferred tax liabilities:

Total gross deferred tax liabilities:
Depreciation and amortization, net	(1,000)	(1,000)
Deferred state tax liability	-	-
Total net deferred tax liabilities	$(1,000)	$(1,000)

These amounts have been presented in the consolidated balance sheets as follows:

	March 31, 2009	March 31, 2008
Current deferred tax asset	$-		$-
Non current deferred tax asset	-
Non current deferred tax liability	-		-
Total net deferred tax asset	$-	$

AVALON OIL & GAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2009 AND 2008
NOTE 10: SHAREHOLDERS' EQUITY

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

During the years ended March 31, 2009 and 2008, the Company incurred $40,000 in preferred stock dividends, respectively.

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

Common Stock

The Company has authorized 1,000,000,000 shares of common stock with a par value of $0.001 per share.  As of March 31, 2009, the Company has 98,278,193  shares of common stock issued and outstanding.

Common stock issuances during the year ended March 31, 2009:

The Company issued 2,000,000 shares of common stock to directors of the Company for director’s fees.  The value of these shares in the amount of $190,000 was charged to operations.

The Company issued 6,800,000 shares of common stock to a consultant for services.  The value of these shares in the amount of $240,420 was charged to operations.

The Company issue 8,350,000 shares of common stock for the conversion of a note payable.  The value of these shares in the amount of $36,966 was been credited to the note payable.

The Company issued 13,349,317 shares of common stock for cash in the amount of $1,044,190.

The Company issued 3,500,000 shares of common stock to Bedford Energy, Inc., valued at $477,727 for an asset acquisition.  During the period ended March 31, 2009, the Company discovered an additional $49,301 which was payable by Bedford Energy, Inc, which the Company assumed in the acquisition.  As a result, the value of the payable in the amount of $49,301 was debited to additional paid-in capital.

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

The Company issued 22,000,000 shares of common stock pursuant to a note payable agreements entered into during the year ended March 31, 2009.  These shares are considered discount to the notes payable. This amount was charged to discount on notes payable and to additional paid-in capital during the period.

AVALON OIL & GAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2009 AND 2008

The Company issued 7,859,250 shares of common stock to interest holders in the Grace Wells pursuant to the buyout agreement.  The value of these shares in the amount of $188,622 was charged to Oil and Gas properties account.

Warrants

During the year ended March 31, 2009, the Company issued 500,000 warrants to purchase additional shares of common stock.  The value of these warrants in the amount of $11,310 was charged to discount on notes payable  during the three months ended December 31, 2008.  The warrants are convertible into shares of common stock at a price of $0.10 per share, and have a 3 year term.

The following table summarizes the warrants outstanding and the related prices for the shares of the Company’s common stock issued to non-employees of the Company at March 31, 2009:

Warrants Outstanding			Warrants Exercisable
		Weighted Average			Weighted Average
Exercise	Number	Remaining Contractual	Weighted Average	Number	Remaining Contractual
Prices	Outstanding	Life (years)	Exercise Price	Exercisable	Life (years)
$0.10	500,000	2.62	$0.10	500,000	2.62
0.20	125,000	3.69	0.20	125,000	3.69
0.60	150,000	3.96	0.60	150,000	3.96
	775,000	3.05		775,000	3.05

Transactions involving warrants are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at March 31, 2008	275,000	$0.42
Granted	500,000	0.10
Exercised	-	-
Cancelled or expired	-	-
Outstanding at March 31, 2009	775,000	$0.21

 The estimated value of the  warrants granted during the period  was determined using the Black-Scholes pricing model and the following assumptions:

2009
Significant assumptions (weighted-average):
Risk-free interest rate at grant date	2.50%
Expected stock price volatility	139.25%
Expected dividend payout	-
Expected warrant life-years	3

NOTE 11: TECHNOLOGY LICENSE AGREEMENTS

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

On March 27, 2007 LLTI entered into non-exclusive license in the United States for a leak detection and location technology developed by the Rensselaer Polytechnic Institute ("Rensselaer") through its researcher Michael Savic. The agreement calls for a milestone license fee of $10,000 sixteen months following the effective date of the agreement or the first production introduction which ever is sooner. A royalty fee of four and one-half percent (4.5%) of gross sales of licensed products required with annual minimum royalty payments. As of March 31, 2009, the Company has accrued the $10,000 milestone license fee.

AVALON OIL & GAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2009 AND 2008

On February 11, 2008 the Company entered into a technology license of a patented process for enzyme based technology for the improvement and increase of the extraction of hydrocarbons from underground. The original terms of the agreement called for a payment of $75,000, however the agreement was modified for a payment of $10,000 in cash and 200,000 shares of common stock which were valued at $20,000. Terms of the agreement call for an annual renew fee of $100,000 on the anniversary date of the agreement. The license calls for royalties of six percent of the net sale of licensed products or services. All royalties earned during the first 365 days of the agreement shall be forgiven until such amount equals $100,000.  As of March 31, 2009, the Company has accrued the annual license renewal fee of $100,000.

Minimum obligations under license agreements for the next five years:

3/31/2010	$100,000
3/31/2011	100,000
3/31/2012	100,000
3/31/2013	100,000
3/31/2014	100,000
$500,000

NOTE 12: REVENUE RECOGNITION

During the year ended March 31, 20098, the Company entered into a contractual dispute with a well operator (the “Operator”) which currently operates three of the Company’s producing leaseholds.  As a result of this dispute, in beginning in July 2008 the Company stopped payment to the Operator on the lease operating expenses associated with these producing leaseholds.  The Operator has withheld payment of revenue from these wells from the Company, and has applied this revenue against the lease operating expenses.  As of March 31, 2009, the Company is current on all of the lease operating expenses. We have accrued all of the operating expenses at March 31, 2009, but we believe that the operator of these wells has significantly overcharged us for the operating costs of these three leaseholds.  We have initiated an audit of the operator to determine the extent of these excess charges.

NOTE 13: EARNINGS PER SHARE

SFAS 128 requires a reconciliation of the numerator and denominator of the basic and diluted earnings per share (EPS) computations. The following securities were not included in the calculation of diluted earnings per share because their effect was anti-dilutive.

Anti-dilutive shares at March 31, 2009:

The following warrants were not included in fully-diluted earnings per share because the effect would have been anti-dilutive:   125,000 warrants at an exercise price of $0.20 per share; 150,000 shares at an exercise price of $0.60 per shares; and 500,000 shares at an exercise price of $0.10 per shares.

Diluted shares does not include shares issuable to the preferred shareholders pursuant to their right to convert preferred stock into sufficient common shares sufficient to equal 40% of the post conversion outstanding shares as the effect would be anti-dilutive.

Anti-dilutive shares at March 31, 2008:

The following warrants were not included in fully-diluted earnings per share because the exercise prices of the warrants were greater than the average market price of the Company’s common stock: 125,000 warrants at an exercise price of $0.20 per share; and 150,000 shares at an exercise price of $0.60 per shares.

Diluted shares does not include shares issuable to the preferred shareholders pursuant to their right to convert preferred stock into sufficient common shares sufficient to equal 40% of the post conversion outstanding shares as the effect would be anti-dilutive.

AVALON OIL & GAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2009 AND 2008
NOTE 14:  SFAS 69 SUPPLEMENTAL DISCLOSURES (Unaudited)

Net Capitalized Costs

The Company's aggregate capitalized costs related to natural gas and oil producing activities are summarized as follows:

	March 31, 2009	March 31, 2008
Natural gas and oil properties and related equipment:
Proven	$3,065,890	$1,020,843
Unproven	339,417	339,417
Accumulated depreciation, depletion, and impairment	(413,299)	(219,346)
Net capitalized costs	$2,992,008	$1,140,914

Costs Incurred

Costs incurred in natural gas and oil property acquisition, exploration and development activities that have been capitalized are summarized as follows:

	March 31, 2009	March 31, 2008
Acquisition of properties	$2,038,333	$620,717
Development costs	6,714	91,513
Total costs incurred	$2,045,047	$713,230

Results of Operations for Natural Gas and Oil Producing Activities

The Company's results of operations from natural gas and oil producing activities are presented below for the fiscal years ended March 31, 2009 and 2008. The following table includes revenues and expenses associated directly with the Company's natural gas and oil producing activities. It does not include any interest costs and general and administrative costs and, therefore, is not necessarily indicative of the contribution to consolidated net operating results of the Company's natural gas and oil operations.

	March 31, 2009	March 31, 2008
Production revenues	$320,712	$249,856
Production costs	(71,970)	(150,136)
Impairment of property	-	-
Depletion expense	(193,753)	(102,012)
	$54,989	$(2,292)
Imputed income tax provision (1)	-	-
Results of operation for natural gas / oil producing activity	$54,989	$(2,292)

(1)  The imputed income tax provision is hypothetical (at the statutory rate) and determined without regard to the Company's deduction for general and administrative expenses, interest costs and other income tax credits and deductions, nor whether the hypothetical tax provision will be payable.

AVALON OIL & GAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2009 AND 2008
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

Oil - bbls
Proved reserves:

Balance as of March 31, 2006	-

Purchase of reserves-in-place	29,815
Extensions and discoveries	-
Production	(1,043)
Balance as of March 31, 2007	28,772

Purchase of reserves-in-place	11,560
Extensions and discoveries	4,216
Change in estimates	(11,911)
Production	(3,504)
Balance as of March 31, 2008	29,133

Purchase of reserves-in-place	22,282
Extensions and discoveries	-
Change in estimates	-
Production	(5,768)
Balance as of March 31, 2009	45,647

AVALON OIL & GAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2009 AND 2008

Proved Developed reserves:
Balance, March 31, 2008	29,133
Balance, March 31, 2009	45,647

Standardized Measure of Discounted Future Net Cash Flows

The following schedule presents the standardized measure of estimated discounted future net cash flows from the Company's proved reserves for the fiscal years ended March 31, 2009 and 2008. Estimated future cash flows are based on independent reserve data. Because the standardized measure of future net cash flows was prepared using the prevailing economic conditions existing at March 31, 2009 and 2008, it should be emphasized that such conditions continually change. Accordingly, such information should not serve as a basis in making any judgment on the potential value of the Company's recoverable reserves or in estimating future results of operations.

	March 31, 2009	March 31, 2008
Future production revenue	$1,700,616	$2,727,073
Future production costs	(997,417)	(752,597)
Future development costs	-	-
Future cash flows before income taxes	703,199	1,975,073
Future income tax	662,793	(399,016)
Future net cash flows	1,365,992	1,576,057
Effect of discounting future annual cash flows at 10%	(547,328)	(685,752)
Standard measure of discounted net cash flows	$818,664	$890,305

(1)  The weighted average oil wellhead price used in computing the Company's reserves were $49.64 per bbl and $101.58 per bbl at March 31, 2009 and 2008, respectively. The weighted average gas wellhead price used in computing the Company's reserves were $3.78 and $9.86/mmbtu at March 31, 2009 and 2008, respectively.

The following schedule contains a comparison of the standardized measure of discounted future net cash flows to the net carrying value of proved natural gas and oil properties at March 31, 2009 and 2008:

	March 31, 2009	March 31, 2008
Standardized measure of discount future net cash flows	$818,664	$890,305
Proved natural oil and gas property, net of accumulated
depreciation, depletion, and amortization, including
impairment of $93,999	2,652,591	801,496

Standardized measure of discount future net cash flows in
excess of net carrying value of proved natural oil and
gas properties	$(1,833,927)	$88,809

NOTE 15:  SUBSEQUENT EVENTS

As of June 8, 2009, the Company has issued an additional 1,134,000 shares of common stock to investors for their interest in the Grace Wells.