Form 10-Q
period 2009-06-30
Avalon Oil & Gas, Inc.
filed 2009-08-19
CIK 918573

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer   ☐            Accelerated Filer                      ☐
Non-Accelerated Filer     ☐            Smaller Reporting Company   ☒

112,265,002 shares of the registrant's Common Stock, $0.001 per share, were outstanding as of August 14, 2009.

ITEM 1. FINANCIAL STATEMENTS
AVALON OIL & GAS, INC.
CONSOLIDATED BALANCE SHEETS

	June 30,	March 31,
	2009	2009
	(Unaudited)	(Audited)
Assets
Current assets

Cash and cash equivalents	$5,989	$26,406
Accounts receivable	35,831	40,827
Deposits and prepaid expenses	-	43,340
Receivable from joint interests	162,150	159,208

Total current assets	203,970	269,781

Property and equipment, net	25,585	28,190
Unproven oil and gas properties	339,417	339,417
Producing oil and gas properties, net	2,166,487	2,652,591
Intellectual property rights, net	907,398	962,583

	$3,642,857	$4,252,562

Liabilities and stockholders' equity
Current liabilities
Accounts payable and accrued liabilities	$796,822	$744,892
Accounts payable and accrued liabilities- relate parties	82,668	34,468
Due to related party – dividends payable	5,500	-
Accrued liabilities to joint interests	43,122	42,265
Notes payable, net of discount	240,771	600,982

Total current liabilities	1,168,883	1,422,607

Accrued ARO liability	69,314	67,865

	1,238,197	1,490,472

Commitments and contingencies	-

Stockholders' equity
Preferred stock, Series A, $0.10 par value, 1,000,000 shares
authorized; 100 shares issued and outstanding - stated at redemption value	500,000	500,000
Common stock, $0.001 par value; 1,000,000,000 shares authorized;
99,328,193 and 98,278,193 shares issued and outstanding	99,328	98,278
at June 30, 2009 and March 31, 2009, respectively
Additional paid-in capital - Common stock	26,785,888	26,761,738
Common stock subscribed	3,175	3,175
Accumulated deficit	(24,983,731)	(24,604,101)
Total stockholders' equity	2,404,660	2,762,090

	$3,642,857	$4,252,562

See notes to consolidated financial statements.

AVALON OIL & GAS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE  MONTHS ENDED JUNE 30, 2009 AND 2008
(Unaudited)

	For the Three	For the Three
	Months Ended	Months Ended
	June 30,	June 30,
	2009	2008
Oil and gas sales	$55,310	$113,140

Operating expenses:
Lease operating expense, severance taxes
and ARO accretion	54,400	39,889
Selling, general and administrative expenses	176,459	184,084
Stock-based compensation	-	176,000
Depreciation, depletion, and amortization	160,024	89,422
Total operating expenses	390,883	489,395

Operating loss	(335,573)	(376,255)

Other expense:
Interest (income) expense, net	47,057	5,925
Total other (income) expense	47,057	5,925

Loss before taxes	(382,630)	(382,180)

Provision for taxes	-	-

Net loss	(382,630)	(382,180)

Dividends on preferred stock	(10,000)	(10,000)

Net loss attributable to common stock after preferred stock dividends	$(392,630)	$(392,180)

Net loss per share - basic and diluted	$(0.00)	$(0.01)

Weighted average shares outstanding - basic and diluted	98,848,193	34,961,729

See notes to consolidated financial statements.

AVALON OIL & GAS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED JUNE 30, 2009 AND 2008
(Unaudited)

	For the Three	For the Three
	Months Ended	Months Ended
	June 30,	June 30,
	2009	2008
Cash flows from operating activities:
Net loss	$(382,630)	$(382,180)
Adjustments to reconcile net loss to net
cash used in operating activities:
Non-cash compensation	-	176,000
Depreciation	2,606	1,909
Depletion	102,213	32,307
Depreciation of ARO liability	724	-
Amortization of discount on notes payable	29,789	-
Amortization of intangible assets	55,205	55,205
Net change in operating assets and liabilities:
Accounts receivable	4,996	(22,889)
Joint interest receivable	(2,942)	-
Prepaid expenses	43,340	60,849
Accounts payable and other accrued expenses	71,483	(22,880)
Due to related party	48,200	-
Dividend payable to related party	5,500	-
Asset retirement obligation	1,449	1,208

Net cash used in operating activities	(20,067)	(100,471)

Cash flows from investing activities:
Purchase of interest in Grace Wells	(350)	-
Purchase of fixed assets	-	(1,000)
Additions to oil and gas properties	-	(131,728)
Net cash used in investing activities	(350)	(132,728)

Cash flows from financing activities:
Proceeds from sale of common stock, net of costs	-	179,824
Syndication fees paid	-	(9,731)
Payments on note payable	-	(35,000)
Net cash provided by financing activities	-	135,093

Net decrease in cash and cash equivalents	(20,417)	(98,106)

Cash and cash equivalents at beginning of period	26,406	108,688

Cash and cash equivalents at end of period	$5,989	$10,582

Supplemental disclosures of cash flow information:

Cash paid during the period for:
Interest	$-	$1,027

Taxes	$-	$-
Non-cash transactions:
Common stock issued in exchange for consulting services	$-	$16,000

Common stock issued for directors fees	$-	$160,000

Common stock issued for conversion of note payable and accrued interest	$-	$17,000

See notes to consolidated financial statements.

AVALON OIL & GAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JUNE 30, 2009 AND 2008
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

During the three months ended June 30, 2009, the Company amended the  agreement with Bedford Energy, whereby the Company transferred a 2.25% carried interest in the Grace Wells #1, #2, #3, #5A and #6 in exchange for canceling the note payable and accrued interest to Bedford in the amounts of $390,000 and $18,627, respectively.

AVALON OIL & GAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JUNE 30, 2009 AND 2008
(Unaudited)

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Preparation of Financial Statements

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and related notes. The accompanying unaudited consolidated financial statements and related notes should be read in conjunction with the audited consolidated financial statements of the Company and notes thereto for the year ended March 31, 2009.

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (which include only normal recurring adjustments) necessary to present fairly the balance sheets of Avalon Oil and Gas Inc. and subsidiaries as of June 30, 2009 and the results of their operations for the three months ended June 30, 2009 and 2008, and cash flows for the three months ended June 30, 2009 and 2008. The results of operations for the three months ended June 30, 2009 and 2008 are not necessarily indicative of the results to be expected for the entire year.

Basis of consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Ultrasonic Mitigation Technologies, Inc.; Intelli-Well Technologies, Inc. and Leak Location Technologies, Inc. along with  75.6 % owned Oiltek, Inc. All significant inter-company items have been eliminated in consolidation.

Going Concern

The June 30, 2009, financial statements have been prepared assuming the Company will continue as a going concern. However, the Company has incurred a loss of $24,983,731  from inception through June 30, 2009, and has a working capital deficiency  of $964,913 at June 30, 2009.  Shareholder’s equity at June 30, 2009 is $2,404,660. The Company currently has minimal revenue generating operations and expects to incur substantial operating expenses in order to expand its business. As a result, the Company expects to incur operating losses for the foreseeable future.  The accompanying consolidated financial statements do not include any adjustments that might become necessary should the Company be unable to continue as a going concern.

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

The fair value of substantially all securities is determined by quoted market prices. Gains or losses on securities sold are based on the specific identification method. As of June 30, 2009, all investments are considered to be available-for-sale for financial reporting purposes.

AVALON OIL & GAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JUNE 30, 2009 AND 2008
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

Their estimated useful lives are as follows:

Office Equipment	5-7 Years

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

AVALON OIL & GAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JUNE 30, 2009 AND 2008
(Unaudited)

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

June 30,
2010	$165,616
2011	220,822
2012	220,822
2013	220,822
2014	79,316
$907,398

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

AVALON OIL & GAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JUNE 30, 2009 AND 2008
(Unaudited)

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

Impairment of long-lived assets is recognized when events or changes in circumstances indicate that the carrying amount of the asset or related group of assets may not be recoverable.  If the expected future undiscounted cash flows are less than the carrying amount of the asset, an impairment loss is recognized at that time.  Measurement of impairment may be based upon appraisal, market value of similar assets or discounted cash flows. During the year ended March 31, 2009, the Company recognized an impairment expense on goodwill in the amount of $33,943.

Recently Issued Accounting Standards

In April 2009, the FASB issued FASB Staff Position 107-1 and Accounting Principles Board  28-1, “Interim Disclosures about Fair Value of Financial Instruments,’ (“FSP 107-1”)  amends SFAS No. 107, “Disclosures About Fair Value of Financial Instruments,” to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements,  FSP 107-1 also amends APB Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in summarized financial information at interim reporting periods, FSP 107-1 is effective for interim reporting periods ending after June 15, 2009.  FSP 107-1 does not require disclosures for earlier periods presented for comparative purposes at initial adoption.  In periods after initial adoption, this FSP requires disclosures for earlier periods presented for comparative purposes at initial adoption.  In periods after initial adoption, the FSP requires comparative disclosures only for periods ending after initial adoption.  The Company adopted FSO 107-1 in the second quarter of 2009.  FSP 107-1 I did not have a material on the financial statements.

In April 2009, the FASB issued FASB Staff Positions 115-2 and 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP 115-2 and 124-2”).  FSP 115-2 and 124-2 amends the other-than-temporary impairment guidance for debt securities to make the guidance more operational  and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements.  FSP 115-2 and 124-2 does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities.  The Company adopted FSP 115-2 and 124-2 in the second quarter of 2009.  FSP 115-2 and 124-2 does not have a material impact on the financial statements.

AVALON OIL & GAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JUNE 30, 2009 AND 2008
(Unaudited)

In April 2009, the FASB issued FASB Staff Position 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” (“FSP 157-4”).  FSP 157-4 provides additional guidance for estimating fair value in accordance with SFAS No. 157, “Fair Value Measurements,” when the volume and levl of activity for the asset or liability have significantly decreased. FSP 157-4 also includes guidance on identifying circumstances that indicate a transaction is not orderly.  FSP 157-4 is effective for interim and annual reporting periods ending after June 15, 2009.  The Company adopted FSP 157-4 in the second quarter of 2009.  FSP 107-1 did not have a material impact on the financial statements.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 165, “Subsequent Events,” (“SFAS No. 165”).  SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  SFAS 165 applies to both interim financial statements and annual financial statements.  SFAS 165 is effective for interim or annual financial periods ending after June 15, 2009.  SFAS 165 does not have a material impact on our financial statements.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 166, “Accounting for Transfer of Financial Assets, an amendment to SFAS No. 140,” (“SFAS 166”) .  SFAS 166 eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures in order to enhance information reported to users of financial statements by providing greater transparency about transfers of financial assets, including securitization transactions, and an entity’s continuing involvement in and exposure to the risks related to transferred financial assets.  SFAS 166 is effective for  fiscal years beginning after November 15, 2009.  The Company will adopt SFAS 166 in fiscal 2010.  The Company does not expect that the adoption of SFAS 166 will have a material impact on the consolidated financial statements.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 167, “Amendments to FASB Interpretation No. 46( R),” (“SFAS 167”).  The amendments include: (1) the elimination of the exemption for qualifying special purpose entities, (2) a new approach for determining who should consolidate a variable-interest entity, and (3) changes to when it is necessary to reassess who should consolidate a variable-interest entity.  SFAS 167 is effective for the first annual reporting period beginning after November 15, 2009 and for interim periods within the first annual reporting period.  The Company will adopt SFAS 167 in fiscal 2010.  The Company does not expect that the adoption of SFAS 166 will have a material impact on the consolidated financial statements.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, “ (“SFAS 168”).  SFAS 168 replaces FASB Statement No. 162, “The Hierarchy of Generally Accepted Accounting Principles,” and establishes the FASB Accounting Standards Codification (“Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with generally accepted accounting principles (“GAAP”).  SFAS 168 is  effective for interim and annual periods ending after September 15, 2009.  The Company will begin to use the new Codification when referring to GAAP in its annual report on Form 10-K for the fiscal year ended March 31, 2010.  This will not have an impact on the consolidated results of the Company.

NOTE 3: RECEIVABLE FROM JOINT INTEREST

The Company is the operator of certain wells acquired in the Expanded Bedford Agreement (see note 8).  Pursuant to a joint interest operating agreement (the “Joint Interest Agreement”), the Company  bills the other owners of the Grace Wells for their pro-rata share of operating and workover expenses.  These receivables are carried on the Company’s balance sheet as Receivable from Joint Interests   At June 30, 2009, the amount of these receivables is $162,150.

NOTE 4: BEDFORD ENERGY, INC ACQUISITION

On August 11, 2008, the Company entered into an agreement to purchase certain oil and gas properties of Bedford Energy, Inc.  for a total of $2,000,000 (the “Original Bedford Agreement”).  The payment terms consisted of cash in the amount of $1,000,000, a note payable in the amount of $750,000, and 2,500,000 shares of the Company’s common stock with a fair value of $250,000.

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

In April 2009, the Company and Bedford Energy, Inc. agreed to amend the Amended Bedford Agreement, the Company will transfer to Bedford Energy a 2.25% carried interest in the Grace Wells #1, #2, #3 #5A, and #6 in exchange for cancellation of the promissory note in the net amount of $390,000 plus accrued interest in the amount of  $18,627.

AVALON OIL & GAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JUNE 30, 2009 AND 2008
(Unaudited)

NOTE  5: NOTES RECEIVABLE

On December 11, 2006 the Company loaned $65,000 to an individual, which was due on April 1, 2007 with an interest rate of 13%. The Company received a promissory note evidencing the loan. The note was secured by real property. An interest only payment of $3,163 was made on the note and it was extended until October 1, 2007. The principal and interest of this loan was repaid on October 14, 2008.

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

NOTE 6: PROPERTY AND EQUIPMENT

A summary of property and equipment at June 30, 2009 and March 31, 2009, is as follows:

	June 30, 2009	March 31, 2009
Office Equipment	$41,778	$41,778
Leasehold improvements	7,989	7,989
	49,767	49,767
Less: Accumulated depreciation	(24,182)	(21,577)
Total	$25,585	$28,190

Depreciation expense for the three months ended June 30, 2009 and 2008 was $2,606 and $1,909, respectively.

NOTE 7: INTELLECTUAL PROPERTY RIGHTS

A summary of the intellectual property rights at June 30, 2009 and March 31, 2009, are as follows:

	June 30, 2009	March 31, 2009
Ultrasonic Mitigation Technology	$425,850	$425,850
Intelli-Well Technologies	391,500	391,500
Leak Location Technology	980,323	980,303
BIO-CAT Well and pipeline	30,000	30,000
	1,827,673	1,827,653
Less: accumulated amortization	(920,275)	(865,070)
Total	$907,398	$962,583

Amortization expense for the three months ended June 30, 2009 and 2008 was $55,205.

NOTE 8: OIL AND GAS PROPERTY ACTIVITY

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

AVALON OIL & GAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JUNE 30, 2009 AND 2008
(Unaudited)

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

In April 2009, the Company and Bedford Energy, Inc. agreed to amend the Amended Bedford Agreement, the Company will transfer to Bedford Energy a 2.25% carried interest in the Grace Wells #1, #2, #3 #5A, and #6 in exchange for return of the promissory note in the amount of $400,000, which is to be marked cancelled.

During the three months ended June 30, 2009, pursuant to the terms of the Grace Well Buyout Offer, an additional 4 investors selected option 2, the Company buyout, and 1 additional investor selected option 1, continued participation

 The table below shows the Company’s working interests in the Grace Wells as of June 30, 2009:

	March 31, 2009	Additional	June 30, 2009
Well	Working Interest	Acquisition	Working Interest
Grace #1	38%	7%	45%
Grace #2	27%	0%	27%
Grace #3	34%	5%	39%
Grace #5A	34%	2%	36%
Grace #6	30%	3%	33%

Producing oil and gas properties consist of the following:

	June 30, 2009	March 31, 2009
Lincoln County, Oklahoma	$1,589,529	$1,972,606
Other properties, net	998,471	999,285
Less: Depletion	(421,513)	(319,300)
Net	$2,166,487	$2,652,591

NOTE 9: ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consisted of the following:

	June 30, 2009	March 31, 2009
Accounts payable	$764,024	$706,961
Accrued interest	32,798	37,931
Total	$796,822	$744,892

AVALON OIL & GAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JUNE 30, 2009 AND 2008
(Unaudited)

NOTE 10: NOTES PAYABLE

June 30, 2009	March 31, 2009
On May 8, 2005, the Company entered into a convertible note payable agreement with, a shareholder in the amount of $100,000.  The note carries an interest rate of 10% per annum and matures of November 8, 2006.  The note holder has the right to convert the note and accrued interest at a rate of $0.01 per share.  The value of this conversion feature was treated as a loan discount for the full $100,000 of the loan and was amortized to interest expense over the life of the loan.   On May 8, 2007 the note was extended for one year.  The conversion feature of the note was valued at $25,852 and was treated as a prepaid loan costs.  The prepaid loan costs have been amortized over the life of the new note. On October 19, 2007, the note holder converted $30,000 of principal plus accrued interest of $16,152 for 1,350,000 shares of common stock. On November 30, 2007, the note holder converted $10,000 of principal for 950,000 shares of common stock. On January 31, 2008, the note holder converted $10,000 of principal and accrued interest of $600 for 1,250,000 shares of common stock. On February 29, 2008, the note holder converted $8,000 of principal for 1,250,000 shares of common stock. On March 31, 2008, the note holder converted $5,000 of principal for 1,250,000 shares of common stock. On March 31, 2008, the note holder converted $5,000 of principal for 1,250,000 shares of common stock. On June 6, 2008, the note holder converted $7,000 of principal and $1,372 of accrued interest for 1,550,000 shares of common stock. On June 23, 2008, the note holder converted $10,000 of principal and $395 of accrued interest for 1,500,000 shares of common stock. On October 15, 2008, the note holder converted $5,000 of principal and $10,000 of interest for 3,300,000 shares of common stock. On December 3, 2008, the note holder converted $3,000 of principal and $201 of interest for 2,000,000 shares of common stock. On February 24, 2009, the note holder converted $2,000 of principal and $167 of accrued interest into 4,000,000 shares of common stock.  Interest in the amount of $249 and $857 was accrued on this note during the three months ended June 30, 2009 and 2008, respectively.  As of June 30, 2009 this note is in default. As of June 30, 2009, the 4,000,000 shares for the conversion on February 24, 2009 have not been issued.
$10,000	$10,000

On August 13, 2008, the Company issued a promissory note to Bedford Energy, Inc. as part of the asset acquisition in the amount of $750,000.  This note carries an interest rate of 5% per annum and matures on December 13, 2008.  On December 8, 2008, the Company and Bedford Energy, Inc., entered into an amended acquisition agreement (see note 2). As a result the note payable in the amount of $750,000 was cancelled and a new payable was issued in the amount of $400,000 with an interest rate of 5% per annum and was payable as follows, (i) $10,000 per month beginning on February 1, 2009; and (ii) accrued interest shall be payable on the first day of each quarter beginning on January 1, 2009.   In April 2009, the Company and Bedford Energy, Inc. entered into an amended acquisition agreement (see note 2). As a result, the note payable in the amount of $400,000 was cancelled and accrued interest in the amount of $18,627 was eliminated and the Company issued Bedford Energy, Inc. a 2.25% carried interest in each of the following Grace Wells: #1, #2, #3, #5A and #6.

-	390,000
On November 11, 2008, the Company issued a convertible promissory note to an investor in the amount of $50,000.  The note carries an interest rate of 10% per annum and matures on October 1, 2009.  The note holder has the right to convert the note and accrued interest into shares of the Company’s common stock at a rate of $0.10 per share.  In addition to the note, the investor received three-year warrants to purchase 500,000 shares of the Company’s common stock at a price of $0.10 per share.  The Company valued these warrants using the Black-Sholes valuation model, and charged the fair value of the warrants in the amount of $11,310 as a discount on notes payable.  The discount is being amortized to interest expense over the life of the note via the effective interest method.  Interest in the amount of $1,247 was accrued on this note during the three months ended June 30, 2009.  During the three months ended June 30, 2009 the Company amortized $1,516 of the discount on the note payable to interest expense.
50,000	50,000

AVALON OIL & GAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JUNE 30, 2009 AND 2008
(Unaudited)

On December 22, 2008, the Company issued a promissory note to an investor in the amount of $150,000.  This note carries an interest rate of 10% per annum and matures of December 15, 2009.  In addition to the note payable, the Company issued 7,500,000 shares of common stock to the note holder.  The shares are considered a discount to the note payable. At the time of the issuance of the shares to the note holder, the market price of the shares exceeded the fair value of the note payable; as a result the value of the discount was capped at the face value of the note, $150,000.  The discount will be amortized to interest expense over the life of the note, 1 year, via the effective interest method.  Interest in the amount of $3,740 was accrued on this note during the three months ended June 30, 2009.  During the three months ended June 30, 2009 the Company amortized $10,320 of the discount on the note payable to interest expense.

150,000	150,000
On December 31, 2008, the Company received a cash advance from an investor in the amount of $100,000.  On January 1, 2009, the Company received an additional $50,000 and the Company entered into a note payable agreement in the amount of $150,000.  The note bears interest at a rate of 10% per annum and matures on December 15, 2009.  In additional to the note payable, the Company issued 7,500,000 shares of common stock to the note holder.  The shares are considered a discount to the note payable.  At the time of issuance of the shares to the note holders, the market price of the shares exceeded the fair value of the note payable; as a result the value of the discount was capped at the face value of the note, $150,000.  The discount will be amortized over the life of the note via the effective interest method. Interest in the amount of $3,740 was accrued on this note during the three months ended June 30, 2009.  During the three months ended June 30, 2009 the Company amortized $8,747 of the discount on the note payable to interest expense.

150,000	150,000
On January 2, 2009, the Company issued a promissory note to an investor in the amount of $50,000.  The note carries an interest rate of 10% per annum and matures on December 15, 2009.  In additional to the note payable, the Company issued 1,000,000 shares of common stock to the note holder.  The shares are considered a discount to the note payable.  The shares are valued using the closing market price on the date the note payable was signed and have a value of $23,000.  The discount will be amortized over the life of the note payable via the effective interest method.  Interest in the amount of $1,247 was accrued on this note during the three months ended June 30, 2009.  During the thee months ended June 30, 2009 the Company amortized $1,338 of the discount on the note payable to interest expense.

50,000	50,000

On January 8, 2009, the Company issued a promissory note to an investor in the amount of $50,000.  The note carries an interest rate of 10% per annum and matures on December 15, 2009.  In addition to the note payable, the Company issued 2,000,000 shares of common stock to the note holder.  The shares are considered a discount to the note payable.  The shares are valued using the closing market price on the day the note was signed and have a value of $50,000.  The discount will be amortized over the life of the note payable via the effective interest method.  Interest in the amount of $1,247 was accrued on this note during the three months ended June 30, 2009.  During the three months ended June 30, 2009 the Company amortized $2,917 of the discount on the note payable to interest expense.

50,000	50,000
On January 27, 2009, the Company issued a promissory note to an investor in the amount of $50,000.  The note carries an interest rate of 10% per annum and matures on December 15, 2009.  In addition to the note payable, the Company issued 1,000,000 shares of common stock to the note holder.  The shares are considered a discount to the note payable.  The shares are value using the closing market price on the date the note was signed and have a value of $25,000.  The discount will be amortized over the life of the note via the effective interest method.  Interest in the amount of $1,247 was accrued on this note during the three months ended June 30, 2009.  During the three months ended June 30, 2009 the Company amortized $1,445 of the discount on the note payable to interest expense.

50,000	50,000
On February 25, 2009, the Company issued a promissory note to an investor in the amount of $150,000.  The note carries an interest rate of 10% per annum and matures on December 15, 2009. In addition to the note payable, the Company issued 3,000,000 shares of common stock to the note holder.  The shares are considered a discount to the note payable.  The shares are valued using the closing market price on the date the note was signed and have a value of $60,000.  The discount will be amortized over the life of the note via the effective interest method.  Interest in the amount of $3,740 was accrued on this note during the three months ended June 30, 2009.  During the three months ended June 30, 2009 the Company amortized $3,497 of the discount on the note payable to interest expense.

150,000	150,000
On November 28, 2006, Oiltek, of which the Company has a majority interest in, issued a convertible note payable in the amount of $2,500.  This note bears interest at a rate of 8% per annum and matures on October 1, 2007.  The principal amount of the note and accrued interest are convertible into shares of the Company’s common stock at a price of $0.01 per share.  A beneficial conversion feature in the amount of $2,500 was recoded as a discount to the note and was amortized to interest expense during the period ended December 31, 2006.  In December 2008, this note extended its maturity date until December 31, 2010. Interest in the amount of $50 was accrued on this note during the three months ended June 30, 2009 and 2008.
2,500	2,500

AVALON OIL & GAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JUNE 30, 2009 AND 2008
(Unaudited)

On November 28, 2006, Oiltek, of which the Company has a majority interest in, issued a convertible note payable in the amount of $5,000.  This note bears interest at a rate of 8% per annum and matures on October 1, 2007.  The principal amount of the note and accrued interest are convertible into shares of the Company’s common stock at a price of $0.01 per share.  A beneficial conversion feature in the amount of $5,000 was recoded as a discount to the note and was amortized to interest expense during the period ended December 31, 2006.  In December 2008, this note extended its maturity date until December 31, 2010. Interest in the amount of $100 was accrued on this note during the three months ended June 30, 2009 and 2008.

	5,000	5,000
On December 10, 2006, Oiltek, of which the Company has a majority interest in, issued a convertible note payable in the amount of $5,000.  This note bears interest at a rate of 8% per annum and matures on October 1, 2007.  The principal amount of the note and accrued interest are convertible into shares of the Company’s common stock at a price of $0.01 per share.  A beneficial conversion feature in the amount of $5,000 was recoded as a discount to the note and was amortized to interest expense during the period ended December 31, 2006.  In December 2008, this note extended its maturity date until December 31, 2010. Interest in the amount of $100 was accrued on this note during the three months ended June 30, 2009 and 2008.
	5,000	5,000

Total outstanding	$672,500	$1,062,500

	Note	Unamortized	Net of
June 30, 2009:	Amount	Discounts	Discount
Notes payable - current portion	$660,000	$(431,729)	$228,271
Notes payable – current portion (Oiltek)	12,500	-	12,500
Total	$672,500	$(431,729)	$240,771

	Note	Unamortized	Net of
March 31, 2009:	Amount	Discounts	Discount
Notes payable - current portion	$1,050,000	$(461,518)	$588,482
Notes payable – current portion (Oiltek)	12,500	-	12,500
Total	$1,062,500	$(461,518)	$600,982

	Three months ended June 30,
	2009	2008
Discount on Notes Payable amortized to interest expense	$29,789	$-

AVALON OIL & GAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JUNE 30, 2009 AND 2008
(Unaudited)

NOTE 11: RELATED PARTY TRANSACTIONS

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

During the three months ended June 30, 2009 and 2008, the Company incurred $10,000 in preferred stock dividends.  At June 30, 2009, the Company has not paid accrued dividends in the amount of $5,500 and this amount appears as dividends payable in the Company’s balance sheet.

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

Employment Agreements

KENT RODRIGUEZ

In 2009, Mr. Rodriguez was under an employment agreement dated April 1, 2008 that expires on March 31, 2013, pursuant to which he was compensated at an annual rate of $120,000.  The agreement also provides for the increase of Mr. Rodriguez’s base salary by 5% each year for the five year term of the agreement.  During the three months ended June 30, 2009, the Company charged to operations the amount of $30,000 in quarterly salary for Mr. Rodriguez, of which $2,800 was paid to him during the quarter and the balance of $27,200 was accrued.

JILL ALLISON

In 2009, Ms. Allison was under an employment agreement dated April 1, 2008 that expires on March 31, 2011, pursuant to which she was compensated at a rate of $5,000 per month, for an annual rate of $60,000. During the three months ended June 30, 2009, the Company charged to operations the amount of  $15,000 in quarterly salary for Ms. Allison, of which $7,500 was paid to her during the quarter and the balance of $7,500 was accrued.

NOTE 12: INCOME TAXES

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

The Company is delinquent filing tax returns with the Internal Revenue Service and state taxing authorities. The Company is currently in the process of filing these delinquent returns. We expect to file these delinquent returns on or before March 31, 2010. The filing of these returns should result in a net operating loss (NOL) carry forward which would create in a deferred tax asset that would be fully reserved due to uncertainties about realization of the benefits of the carry forward.

AVALON OIL & GAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JUNE 30, 2009 AND 2008
(Unaudited)

NOTE 13: SHAREHOLDERS' EQUITY

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

During the three months ended June 30, 2009 and 2008, the Company incurred $10,000 in preferred stock dividends, respectively.  At June 30, 2009, dividends in the amount of $5,500 have not been paid, and are carried on the Company’s balance sheet as Dividends Payable to Related Party.

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

Common Stock

The Company has authorized 1,000,000,000 shares of common stock with a par value of $0.001 per share.  As of June 30, 2009, the Company has 99,328,193  shares of common stock issued and outstanding.

During the three months ended June 30, 2009:

The Company issued 1,050,000 shares of common stock to interest holders in the Grace Wells pursuant to the buyout agreement.  The value of these shares in the amount of $25,200 was charged to Oil and Gas properties account.

Options

There are no stock options outstanding.

Warrants

During the year ended March 31, 2009, the Company issued 500,000 warrants to purchase additional shares of common stock.  The value of these warrants in the amount of $11,310 was charged to discount on notes payable  during the three months ended December 31, 2008.  The warrants are convertible into shares of common stock at a price of $0.10 per share, and have a 3 year term.

The following table summarizes the warrants outstanding and the related prices for the shares of the Company’s common stock issued to non-employees of the Company at June 30, 2009:

Warrants Outstanding			Warrants Exercisable
		Weighted Average			Weighted Average
Exercise	Number	Remaining Contractual	Weighted Average	Number	Remaining Contractual
Prices	Outstanding	Life (years)	Exercise Price	Exercisable	Life (years)
$0.10	500,000	2.37	$0.10	500,000	2.37
0.20	125,000	3.44	0.20	125,000	3.44
0.60	150,000	3.71	0.60	150,000	3.71
	775,000	2.80		775,000	2.80

AVALON OIL & GAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JUNE 30, 2009 AND 2008
(Unaudited)

Transactions involving warrants are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at March 31, 2009	775,000	$0.21
Granted	-	-
Exercised	-	-
Cancelled or expired	-	-
Outstanding at June 30, 2009	775,000	$0.21

NOTE 14: TECHNOLOGY LICENSE AGREEMENTS

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

On March 27, 2007 LLTI entered into non-exclusive license in the United States for a leak detection and location technology developed by the Rensselaer Polytechnic Institute ("Rensselaer") through its researcher Michael Savic. The agreement calls for a milestone license fee of $10,000 sixteen months following the effective date of the agreement or the first production introduction which ever is sooner. A royalty fee of four and one-half percent (4.5%) of gross sales of licensed products required with annual minimum royalty payments. As of June 30, 2009, the Company has accrued the $10,000 milestone license fee.

On February 11, 2008 the Company entered into a technology license of a patented process for enzyme based technology for the improvement and increase of the extraction of hydrocarbons from underground. The original terms of the agreement called for a payment of $75,000, however the agreement was modified for a payment of $10,000 in cash and 200,000 shares of common stock which were valued at $20,000. Terms of the agreement call for an annual renew fee of $100,000 on the anniversary date of the agreement. The license calls for royalties of six percent of the net sale of licensed products or services. All royalties earned during the first 365 days of the agreement shall be forgiven until such amount equals $100,000.  As of
June 30, 2009, the Company has accrued the annual license renewal fee of $100,000.

Minimum obligations under license agreements for the next five years:

3/31/2010	$100,000
3/31/2011	100,000
3/31/2012	100,000
3/31/2013	100,000
3/31/2014	100,000
$500,000

NOTE 15: REVENUE RECOGNITION

During the year ended March 31, 2009, the Company entered into a contractual dispute with a well operator (the “Operator”) which currently operates three of the Company’s producing leaseholds.  As a result of this dispute, beginning in July 2008 the Company stopped payment to the Operator on the lease operating expenses associated with these producing leaseholds.  The Operator has withheld payment of revenue from these wells from the Company, and has applied this revenue against the lease operating expenses.  As of June 30, 2009, the Company is current on all of the lease operating expenses. We have accrued all of the operating expenses at June 30, 2009, but we believe that the operator of these wells has significantly overcharged us for the operating costs of these three leaseholds.  We have initiated an audit of the operator to determine the extent of these excess charges.

AVALON OIL & GAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JUNE 30, 2009 AND 2008
(Unaudited)

NOTE 16: EARNINGS PER SHARE

SFAS 128 requires a reconciliation of the numerator and denominator of the basic and diluted earnings per share (EPS) computations. The following securities were not included in the calculation of diluted earnings per share because their effect was anti-dilutive.

Anti-dilutive shares at June 30, 2009:

The following warrants were not included in fully-diluted earnings per share because the effect would have been anti-dilutive:   125,000 warrants at an exercise price of $0.20 per share; 150,000 warrants at an exercise price of $0.60 per shares; and 500,000 warrants at an exercise price of $0.10 per shares.

Diluted shares does not include shares issuable to the preferred shareholder pursuant to his right to convert preferred stock into sufficient common shares sufficient to equal 40% of the post conversion outstanding shares as the effect would be anti-dilutive.

Anti-dilutive shares at June 30, 2008:

The following warrants were not included in fully-diluted earnings per share because the exercise prices of the warrants were greater than the average market price of the Company’s common stock: 125,000 warrants at an exercise price of $0.20 per share; and 150,000 warrants at an exercise price of $0.60 per shares.

Diluted shares does not include shares issuable to the preferred shareholders pursuant to their right to convert preferred stock into sufficient common shares sufficient to equal 40% of the post conversion outstanding shares as the effect would be anti-dilutive.

NOTE 17:  SUBSEQUENT EVENTS

The company issued 33,000,000 shares of common stock to an investor for the following consideration:  (a) a $2,000 reduction in the amount of a note payable due to the investor; (b) a reduction of accrued interest in the amount of $370 due to the investor; and (3) the investor’s assumption of the Company’s liability for notes payable to third parties in the aggregate amount of $250,000.

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

On May 22, 2007, we acquired a seven and one-half percent (7.5%) working interest in the Janssen #1A prospect in Karnes County, Texas. The Janssen Prospect will be re-completed in the existing vertical wellbore by a sidetrack drilling procedure at a depth of approximately 10,500 feet, and test the Wilcox sand. Total potential reserves are estimated to be 75,000 to 100,000 barrels of condensate and 3 to 4 BCF (billion cubic feet) of gas.

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

On April 7, 2008 we announced in a press release our acquisition in December 2007 of a 5% working interest in the 1,280 Waters prospect. This well was completed in January 2008 and has been producing 800,000 mcf per day. Estimated recoverable reserves from the Waters well are projected to exceed 1.3 billion cubic feet of natural gas.

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

During the three months ended June 30, 2009, the Company amended the  agreement with Bedford Energy, whereby the Company transferred a 2.25% carried interest in the Grace Wells #1, #2, #3, #5A and #6 in exchange for canceling the note payable and accrued interest to Bedford in the amounts of $390,000 and $18,627, respectively.

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

Going Concern

The June 30, 2009, financial statements have been prepared assuming the Company will continue as a going concern. However, the Company has incurred a loss of $24,983,731  from inception through June 30, 2009, and has a working capital deficiency  of $964,913 at June 30, 2009.  Shareholder’s equity at June 30, 2009 is $2,404,660. The Company currently has minimal revenue generating operations and expects to incur substantial operating expenses in order to expand its business. As a result, the Company expects to incur operating losses for the foreseeable future.  The accompanying consolidated financial statements do not include any adjustments that might become necessary should the Company be unable to continue as a going concern.

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

Results of Operations

Three months ended June 30, 2009 compared to the three months ended June 30, 2008:

Revenues

Revenues for the three months ended June 30, 2009 were $55,310 a decrease of approximately 51% compared to revenue of  $113,140 for the three months ended June 30, 2008.  Revenues from the sale of oil and gas decreased as a result of a weakness in the market price of oil and gas.

Lease Operating Expenses

During the three month period ending June 30, 2009, our lease operating expenses were  $54,400, an increase of $14,511 or approximately 36% compared to  $39,889 for the three month period ended June 30, 2008.  This increase was the  result of the acquisition of several properties which were in operation during the three months ended June 30, 2009.

Selling, General, and Administrative Expenses

Selling, general and administrative expenses for the three months ended June 30, 2009 were $176,459, a decrease of $7,625 compared to selling, general and administrative expenses of $184,084 during the three months ended June 30, 2008.   Selling, general and administrative expenses for 2009 consisted primarily of  payroll and related costs of $68,906; legal and accounting fees in the amount of $50,733; facilities costs in the amount of $16,524; office expenses of $10,372; travel and entertainment expenses of $7,682; consulting fees in the amount of $7,021; and investor relations costs of $3,374.

Stock Based Compensation

Stock based compensation costs were $0 for the three months ended June 30, 2009 compared to $176,000 for the three months ended June 30, 2008.  The Company used more outside consultants in prior periods as we were building our business model, and those services have been largely discontinued.

Depreciation, Depletion, and Amortization

Depreciation, Depletion, and Amortization were $160,024 for the three months ended June 30, 2009, an increase of $70,602 or approximately 79% compared to $89,422 for the three months ended June 30, 2008.  The reason for the increase is due to the acquisition of additional oil and gas producing properties.

Interest Expense, net of Interest Income

Interest income, net of interest expense of $47,057 for the three month period ended June 30, 2009, an increase of $41,132 or approximately 694%  compared to interest expense, net of $5,925 for the three month period ending June 30, 2008. This increase is due to an increase in notes payable and the amortization of the discount on the notes payable.

Net Loss

For the reasons stated above, our net loss for the three months ended June 30, 2009 amounted to $382,630,  a decrease of $450 or approximately 0% compared to a net loss of $382,180 during the prior period.

LIQUIDITY AND CAPITAL RESOURCES

The June 30, 2009, financial statements have been prepared assuming the Company will continue as a going concern. However, the Company has incurred a loss of $24,983,731 from inception through June 30, 2009, and has a working capital deficiency  of $964,913   and shareholder’s equity of $2,404,660, respectively, at June 30, 2009. The Company currently has minimal revenue generating operations and expects to incur substantial operating expenses in order to expand its business. As a result, the Company expects to incur operating losses for the foreseeable future.  The accompanying consolidated financial statements do not include any adjustments that might become necessary should the Company be unable to continue as a going concern.

Our cash and cash equivalents were $5,989 on June 30, 2009, compared to $26,406 on March 31, 2009. We met our liquidity needs through the issuance of our common stock and notes payable for cash and the revenue derived from oil and gas operations.

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

Operating activities

Net cash used by operating activities for the three months ended June 30, 2009 was $20,067 compared to $100,471 in the three months ended June 30, 2008.

The Company had a net loss of $382,630 for the three months ended June 30, 2009 compared to a net loss of $382,180 for the three months ended June 30, 2008. Net accounts receivable as of June 30, 2009 were $35,831 compared to $40,827 for March 31, 2009.

Investing activities

For the three months ended June 30, 2009 we used $350 in investing activities compared to $132,728 in the three months ended June 30, 2008.

Financing activities

Our financing activities for the three months ended June 30, 2009 provided cash of $0 as compared to $135,093 for the period ended June 30, 2008. We plan to raise additional capital during the coming fiscal year.

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

PART II

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company issued 1,050,000 shares of common stock to interest holders in the Grace Wells pursuant to the buyout agreement. These shares were valued at $25,200.

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

Avalon Oil & Gas, Inc.

Date: August 19, 2009	By:	/s/ Kent Rodriguez
Kent Rodriguez
Chief Executive Officer Chief Financial and Accounting Officer