Form 10-Q
period 2009-09-30
Avalon Oil & Gas, Inc.
filed 2009-12-15
CIK 918573

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

123,954,193 shares of the registrant's Common Stock, $0.001 per share, were outstanding as of October 30, 2009.

ITEM 1. FINANCIAL STATEMENTS
AVALON OIL & GAS, INC.
CONSOLIDATED BALANCE SHEETS

	September 30,	March 31,
	2009	2009
	(Unaudited)	(Audited)
Assets
Current assets

Cash and cash equivalents	$22,211	$26,406
Accounts receivable	38,646	40,827
Deposits and prepaid expenses	-	43,340
Receivable from joint interests	164,582	159,208

Total current assets	225,439	269,781

Property and equipment, net	23,101	28,190
Unproven oil and gas properties	339,417	339,417
Producing oil and gas properties, net	1,910,385	2,652,591
Intellectual property rights, net	852,189	962,583

	$3,350,531	$4,252,562

Liabilities and stockholders' equity
Current liabilities
Accounts payable and accrued liabilities	$908,510	$744,892
Accounts payable and accrued liabilities- related parties	101,668	34,468
Due to related party – dividends payable	13,200	-
Accrued liabilities to joint interests	38,976	42,265
Notes payable – related party	6,000	-
Notes payable, net of discount	186,215	600,982

Total current liabilities	1,254,569	1,422,607

Accrued ARO liability	70,763	67,865

	1,325,332	1,490,472

Commitments and contingencies	-

Stockholders' equity
Preferred stock, Series A, $0.10 par value, 1,000,000 shares
authorized; 100 shares issued and outstanding - stated at redemption value	500,000	500,000
Common stock, $0.001 par value; 1,000,000,000 shares authorized;
115,954,193 and 98,278,193 shares issued and outstanding
at September 30, 2009 and March 31, 2009, respectively	115,954	98,278
Additional paid-in capital - Common stock	26,948,236	26,761,738
Common stock subscribed – 18,000,000 common shares at September 30,2009	182,167	3,175
Accumulated deficit	(25,721,158)	(24,604,101)
Total stockholders' equity	2,025,199	2,762,090

	$3,350,531	$4,252,562

See notes to consolidated financial statements.

AVALON OIL & GAS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE  AND SIX MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
(Unaudited)

	For the Three	For the Three	For the Six	For the Six
	Months Ended	Months Ended	Months Ended	Months Ended
	September 30,	September 30,	September 30,	September 30,
	2009	2008	2009	2008

Oil and gas sales	$69,702	$134,725	$125,012	$247,865

Operating expenses:
Lease operating expense, severance taxes
and ARO accretion	27,284	147,139	81,684	187,028
Selling, general and administrative expenses	162,699	209,433	339,158	393,517
Stock based compensation	25,950	10,000	25,950	186,000
Acquisition costs	-	120,000	-	120,000
Depreciation, depletion, and amortization	315,149	110,354	475,173	199,776
Total operating expenses	531,082	596,926	921,965	1,086,321

Operating loss	(461,380)	(462,201)	(796,953)	(838,456)

Other expense:
Loss on sale of minority interest	-	37,500	-	37,500
Loss on extinguishment of debt	67,126	-	67,126	-
Interest (income) expense, net	208,921	(1,006)	255,978	4,919
Total other (income) expense	276,047	36,494	323,104	42,419

Loss before taxes	(737,427)	(498,695)	(1,120,057)	(880,875)

Provision for taxes	-	-	-	-

Net loss	(737,427)	(498,695)	(1,120,057)	(880,875)

Preferred stock dividend	(10,000)	(10,000)	(20,000)	(20,000)

Net loss attributable to common stock after preferred stock dividends	$(747,427)	$(508,695)	$(1,140,057)	$(900,875)

Net loss per share - basic and diluted	$(0.01)	$(0.01)	$(0.01)	$(0.02)

Weighted average shares outstanding - basic and diluted	108,769,019	44,454,961	103,835,712	39,737,561

See notes to consolidated financial statements.

AVALON OIL & GAS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
(Unaudited)

	For the Six	For the Six
	Months Ended	Months Ended
	September 30,	September 30,
	2009	2008

Cash flows from operating activities:
Net loss	$(1,120,057)	$(880,875)
Adjustments to reconcile net loss to net
cash used in operating activities:
Loss on sale of minority interest in Bedford Energy assets	-	37,500
Loss on extinguishment of debt	67,126	-
Non-cash compensation	25,950	296,000
Depreciation	5,089	8,589
Depletion	359,697	70,779
Depreciation of ARO liability	1,448	-
Amortization of discount on notes payable	227,233	-
Amortization of intangible assets	110,410	110,383
Net change in operating assets and liabilities:
Accounts receivable	2,181	(39,419)
Joint Interest receivable	(5,374)	-
Prepaid expenses	43,340	79,681
Notes receivable	-	(14,723)
Accounts payable and other accrued expenses	189,815	62,538
Dividend Payable to related party	13,200	-
Due to related party	67,200	(2,404)
Asset retirement obligation	2,898	2,417

Net cash used in operating activities	(9,845)	(269,534)

Cash flows from investing activities:
Purchase of Bedford Energy assets	-	(775,000)
Proceeds from notes payable- RP	6,000	-
Sale of a minority interest in Bedford Energy assets	-	262,500
Purchase of interests in Grace wells	(350)	-
Purchase of fixed assets	-	(1,000)
Additions to oil and gas properties	-	(131,529)

Net cash provided by (used in) investing activities	5,650	(645,029)

Cash flows from financing activities:
Proceeds from sale of common stock, net of costs	-	910,660
Payments on note payable	-	(73,234)

Net cash provided by financing activities	-	837,426

Net increase (decrease) in cash and cash equivalents	(4,195)	(77,137)

Cash and cash equivalents at beginning of period	26,406	108,688

Cash and cash equivalents at end of period	$22,211	$31,551

Supplemental disclosures of cash flow information:

Cash paid during the period for:
Interest	$-	$2,524

Taxes	$-	$-

Common stock issued in exchange for consulting services	$25,950	$16,000

Common stock issued for directors fees	$-	$160,000

Common stock issued for conversion of note payable and accrued interest, and assumption of debt	$330,000	$18,766

See notes to consolidated financial statements.

AVALON OIL & GAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
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

In September 2008, the Company also acquired an undivided fifty (50%) percent interest in a salt water disposal well and offset and development acreage in the two quarter sections of the East Chandler Field.  In addition, the Company acquired a fifty (50%) percent interest in 540 acres adjoining the 320 acre East Chandler Field.

During the three months ended June 30, 2009, the Company amended the  agreement with Bedford Energy, whereby the Company transferred a 2.25% carried interest in the Grace Wells #1, #2, #3, #5A and #6 in consideration for the cancellation of the note payable and accrued interest to Bedford in the amounts of $390,000 and $18,627, respectively.

AVALON OIL & GAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
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

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (which include only normal recurring adjustments) necessary to present fairly the balance sheets of Avalon Oil and Gas Inc. and subsidiaries as of September 30, 2009 and the results of their operations for the three  and six months ended September 30, 2009 and 2008, and cash flows for the six months ended September 30, 2009 and 2008. The results of operations for the three and six months ended September 30, 2009 and 2008 are not necessarily indicative of the results to be expected for the entire year.

Basis of consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Ultrasonic Mitigation Technologies, Inc.; Intelli-Well Technologies, Inc. and Leak Location Technologies, Inc. along with  75.6 % owned Oiltek, Inc. All significant inter-company items have been eliminated in consolidation.

Going Concern

The September 30, 2009, financial statements have been prepared assuming the Company will continue as a going concern. However, the Company has incurred a loss of $25,721,158  from inception through September 30, 2009, and has a working capital deficiency  of $1,029,130 at September 30, 2009.  Shareholder’s equity at September 30, 2009 is $2,025,199. The Company currently has minimal revenue generating operations and expects to incur substantial operating expenses in order to expand its business. As a result, the Company expects to incur operating losses for the foreseeable future.  The accompanying consolidated financial statements do not include any adjustments that might become necessary should the Company be unable to continue as a going concern.

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

The fair value of substantially all securities is determined by quoted market prices. Gains or losses on securities sold are based on the specific identification method. As of September 30, 2009, all investments are considered to be available-for-sale for financial reporting purposes.

AVALON OIL & GAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
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

Under the full cost method, the net book value of natural gas and oil properties, less related deferred income taxes, may not exceed a calculated "ceiling". The ceiling is the estimated after-tax future net revenue from proved natural gas and oil properties, discounted at ten percent (10%) per annum, plus the lower of cost or fair market value of unproved properties adjusted for the present value of all future oil and gas hedges. In calculating future net revenues, prices and costs in effect at the time of the calculation are held constant indefinitely, except for changes that are fixed and determinable by existing contracts. The net book value is compared to the ceiling on a quarterly basis. The excess, if any, of the net book value above the ceiling is required to be written off as an expense. During the three and six months ended September 30, 2009 and 2008, the Company did not recognize any impairment expense.  Acquisition costs are expensed as incurred.

Other Property and Equipment

Other property and equipment is reviewed on an annual basis for impairment and as of September 30, 2009, the Company had not identified any such impairment. Repairs and maintenance are charged to operations when incurred and improvements and renewals are capitalized.

Other property and equipment are stated at cost. Depreciation is calculated using the straight-line method for financial reporting purposes and accelerated methods for tax purposes.

Their estimated useful lives are as follows:

Office Equipment	5-7 Years

Asset Retirement Obligations

In accordance with the provisions of Financial Accounting Standards Board “FASB” Accounting Standard Codification “ASC” 410-20-15 (formerly referred to as SFAS No. 143, Accounting for Asset Retirement Obligations), the Company records the fair value of its liability for asset retirement obligations in the period in which it is incurred and a corresponding increase in the carrying amount of the related long live assets. Over time, the liability is accreted to its present value at the end of each reporting period, and the capitalized cost is depreciated over the useful life of the related assets. Upon settlement of the liability, the Company will either settle the obligation for its recorded amount or incur a gain or loss upon settlement. The Company's asset retirement obligations relate to the plugging and abandonment of its oil properties.

AVALON OIL & GAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
(Unaudited)

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

Should the sum of the expected cash flows be less than the carrying amount of assets being evaluated, an impairment loss would be recognized. The impairment loss would be calculated as the amount by which the carrying amount of the assets, exceed fair value. Estimated amortization of intangible assets over the next five years is as follows:

September 30,
2010	$110,411
2011	220,822
2012	220,822
2013	220,822
2014	79,282
$852,159

Stock Based Compensation

In December 2004, the ASC 718-10 (formerly referred to as Financial Accounting Standards Board Issued Statement of Financial Accounting Standards No. 123R (FAS-123R), Share Based Payment, which is a revision of Statement of Financial Accounting Standards No. 123 (FAS-123), Accounting for Stock-Based Compensation).

ASC 718-10 eliminates accounting for share-based compensation transaction using the intrinsic value method, and requires instead that such transactions be accounted for using a fair-value-based method. The Company has elected to adopt the provisions of ASC 718-10 effective January 1, 2006, under the modified prospective transition method, in which compensation cost was recognized beginning with the effective date (a) based on the requirements of ASC 718-10 for all share-based payments granted after the effective date and (b) based on the requirements of ASC 718-10 for all awards granted to employees prior to the effective date of ASC 718-10 that remain unvested on the effective date.

Warrants

The value of warrants issued is recorded at their fair values as determined by use of a Black Scholes Model at such time or over such periods as the warrants vest.

Earnings per Common Share

ASC 260-10-45 (formerly referred to as Statement of Financial Accounting Standards ("SFAS") 128, Earnings Per Share), requires presentation of "basic" and "diluted" earnings per share on the face of the statements of operations for all entities with complex capital structures. Basic earnings per share are computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted during the period. Dilutive securities having an antidilutive effect on diluted earnings per share are excluded from the calculation.

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

AVALON OIL & GAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
(Unaudited)

In July 2006, the ASC 740-10-25 (formerly referred to as Financial Accounting Standards Board (FASB) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109 (FIN 48)). ASC 740-10-25 is intended to clarify the accounting for uncertainty in income taxes recognized in a company's financial statements and prescribes the recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC 740-10-25 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

Under ASC 740-10-25, evaluation of a tax position is a two-step process. The first step is to determine whether it is more-likely-than-not that a tax position will be sustained upon examination, including the resolution of any related appeals or litigation based on the technical merits of that position. The second step is to measure a tax position that meets the more-likely-than-not threshold to determine the amount of benefit to be recognized in the financial statements. A tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement.

Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent period in which the threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not criteria should be de-recognized in the first subsequent financial reporting period in which the threshold is no longer met.

The adoption of ASC 740-10-25 at January 1, 2007 did not have a material effect on the Company's financial position.

Reclassifications

Certain reclassifications have been made to the prior years' financial statements to conform to the current year presentation. These reclassifications had no effect on previously reported results of operations or retained earnings.

Revenue Recognition

In accordance with the requirements of ASC 605-10-S99 (formerly referred to as SEC Staff Accounting Bulletin Topic 13A "Revenue Recognition"), revenues are recognized at such time as (1) persuasive evidence of an arrangement exists, (2) delivery has occurred or services have been rendered, (3) the seller's price to the buyer is fixed or determinable and (4) collectability is reasonably assured. Specifically, oil and gas sales are recognized as income at such time as the oil and gas are delivered under contract to a viable third party purchaser at an agreed price. Interest income is recognized as it is earned.

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

New Accounting Pronouncements

The following accounting guidance has been issued and will be effective for the Company in or after fiscal year 2009:

Financial Accounting Standards Board (“FASB”) Accounting Standard Codification (“ASC”) 820, Fair Value Measurements and Disclosures (“ASC 820” and formerly referred to as FAS-157), establishes a framework for measuring fair value in GAAP, clarifies the definition of fair value within that framework, and expands disclosures about the use of fair value measurements. ASC 820 is effective for fiscal years beginning after November 15, 2007. ASC 820-10-65, Transition and Open Effective Date Information, deferred the effective date of ASC 820, for non-financial assets and liabilities that are not on a recurring basis recognized or disclosed at fair value in the financial statements, to fiscal years, and interim periods, beginning after November 15, 2008. The Company has adopted the guidance within ASC 820 for non-financial assets and liabilities measured at fair value on a nonrecurring basis at January 1, 2009 and will continue to apply its provisions prospectively from January 1, 2009. The application of ASC 820 for non-financial assets and liabilities did not have a significant impact on earnings nor the financial position for the periods presented.

FASB ASC 805, Business Combinations (“ASC 805” and formerly referred to as FAS-141(R)) requires the acquisition method to be applied to all transactions and other events in which an entity obtains control over one or more other businesses, requires the acquirer to recognize the fair value of all assets and liabilities acquired, even if less than one hundred percent ownership is acquired, and establishes the acquisition date fair value as measurement date for all assets and liabilities assumed. The guidance within ASC 805 is effective prospectively for any acquisitions made after fiscal years beginning after December 15, 2008.

AVALON OIL & GAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
(Unaudited)

FASB ASC 810, Consolidation (“ASC 810”), ASC 810-10-65, Transition and Open Effective Date Information (“ASC 810-10-65” and formerly referred to as FAS-160) establishes accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated financial statements. ASC 810-10-65 is effective for fiscal years beginning after December 15, 2008. The application of ASC 810-10-65 did not have a significant impact on earnings nor the financial position.

FASB ASC 815, Derivatives and Hedging (“ASC 815”), ASC 815-10-65, Transition and Open Effective Date Information (“ASC 815-10-65”and formerly referred to as FAS-161) includes a requirement for enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. ASC 815 is effective prospectively for fiscal years beginning after November 15, 2008. The application of ASC 815 expanded the required disclosures in regards to the Company’s derivative and hedging activities.

FASB ASC 350, Intangibles – Goodwill and Other, ASC 350-30-65, Transition and Open Effective Date Information (“ASC 350-30-65” and formerly referred to as FSP FAS 142-3) amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible. ASC 350-30-65 is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The guidance in this ASC 350-30-65 for determining the useful life of a recognized intangible shall be applied prospectively to intangible assets acquired after the effective date. The disclosure requirements of ASC 350-30-65, however, shall be applied prospectively to all intangible assets recognized in the Company’s financial statements as of the effective date. The application of ASC 350-30-65 is not expected to have a material impact on earnings nor the financial position.

FASB ASC 715, Compensation – Retirement Benefits, ASC 715-20-65, Transition and Open Effective Date Information (“ASC 715-20-65” and formerly referred to as FSP FAS-132(R)-1) provides guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plans. ASC 715-20-65 is effective prospectively for fiscal years ending after December 15, 2009. The application of ASC 715-20-65 will expand the Company’s disclosures regarding pension plan assets.

FASB ASC 825 Financial Instruments, ASC 825-10-65, Transition and Open Effective Date Information (“ASC 825-10-65” and formerly referred to as FSP FAS 107-1 and APB 28-1) requires disclosures about fair value of financial instruments for interim reporting periods as well as in annual financial statements. This guidance also requires those disclosures in summarized financial information at interim reporting periods. ASC 825-10-65 is effective prospectively for interim reporting periods ending after June 15, 2009. The application of ASC 825-10-65 expanded the Company’s disclosures regarding the use of fair value in interim periods.

FASB ASC 855, Subsequent Events (“ASC 855” and formerly referred to as FAS-165), modified the subsequent event guidance. The three modifications to the subsequent events guidance are: 1) To name the two types of subsequent events either as recognized or non-recognized subsequent events, 2) To modify the definition of subsequent events to refer to events or transactions that occur after the balance sheet date, but before the financial statement are issued or available to be issued and 3) To require entities to disclose the date through which an entity has evaluated subsequent events and the basis for that date, i.e. whether that date represents the date the financial statements were issued or were available to be issued. This guidance is effective for interim or annual financial periods ending after June 15, 2009, and should be applied prospectively.

NOTE 3: RECEIVABLE FROM JOINT INTEREST

The Company is the operator of certain wells acquired in the Expanded Bedford Agreement (see note 8).  Pursuant to a joint interest operating agreement (the “Joint Interest Agreement”), the Company  bills the other owners of the Grace Wells for their pro-rata share of operating and workover expenses.  These receivables are carried on the Company’s balance sheet as Receivable from Joint Interests   At September 30, 2009, the amount of these receivables is $164,582.

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

In April 2009, the Company and Bedford Energy, Inc. agreed to amend the Amended Bedford Agreement, whereby the Company will transfer to Bedford Energy a 2.25% carried interest in the Grace Wells #1, #2, #3 #5A, and #6 in consideration for the cancellation of the promissory note in the net amount of $390,000 plus accrued interest in the amount of  $18,627.

AVALON OIL & GAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
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

NOTE 6: PROPERTY AND EQUIPMENT

A summary of property and equipment at September 30, 2009 and March 31, 2009, is as follows:

	September 30, 2009	March 31, 2009
Office Equipment	$41,778	$41,778
Leasehold improvements	7,989	7,989
	49,767	49,767
Less: Accumulated depreciation	(26,666)	(21,577)
Total	$23,101	$28,190

Depreciation expense for the three months ended September 30, 2009 and 2008 was $2,483 and $2,720, respectively. Depreciation expense for the six months ended September 30, 2009 and 2008 was $5,089 and $5,441, respectively.

NOTE 7: INTELLECTUAL PROPERTY RIGHTS

A summary of the intellectual property rights at September 30, 2009 and March 31, 2009, are as follows:

	September 30, 2009	March 31, 2009
Ultrasonic Mitigation Technology	$425,850	$425,850
Intelli-Well Technologies	391,500	391,500
Leak Location Technology	980,303	980,303
BIO-CAT Well and pipeline	30,000	30,000
	1,827,653	1,827,653
Less: accumulated amortization	(975,464)	(865,070)
Total	$852,189	$962,583

Amortization expense for the three months ended September 30, 2009 and 2008 was $55,205.  Amortization expense for the six months ended September 30, 2009 and 2008 was 110,383.

NOTE 8: OIL AND GAS PROPERTY ACTIVITY

In April 2008, the Company increased its working interest in the Janssen #1A well to 7.5% for $37,500.

In June 2008, the Company acquired a 2.5% working interest in the Grace #2 well in the East Chandler Field in Oklahoma for $40,000.

AVALON OIL & GAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
(Unaudited)

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

In September 2008, The Company also acquired an undivided fifty (50%) percent interest in a salt water disposal well and offset and development acreage in the two quarter sections of the East Chandler Field.  In addition, the Company acquired a fifty (50%) percent interest in 540 acres adjoining the 320 acre East Chandler Field.

As part of the  Expanded Bedford Agreement, the Company also acquired the right to operate Grace Wells #1, #2, #3, #5A, and #6 (the “Grace Wells”).  The Company hired a third party to operate the Grace Wells and to upgrade the operation of the Grace Wells (“Workover”).   In February and March 2009, the Company made formal buyout offers (the “Grace Wells Buyout Offer”) to the approximately 93 additional working interest holders in the Grace Wells (the “Additional Grace Wells Owners”).  The Grace Wells Buyout Offer provided three options to the Additional Grace Wells Owners:   (1) The Additional Grace Wells Owners would continue to participate in the operation of the Grace Wells, and would remit to the Company funds representing their pro rata portion of the Workover costs; (2) The Additional Grace Wells Owners would sell their interests in the Grace Wells to the Company for cash and stock in the Company; (3) The Additional Grace Wells Owners could do nothing. If this option was chosen, the Additional Grace Well Owner would retain their interest in the Grace Wells, but their pro-rata portion of the costs would be subject to a 500% penalty; in addition, their pro-rata portion of the revenue generated by the Grace Wells would be applied to their portion of the costs, including the 500% penalty, before they would receive any payment.  At March 31, 2009, the approximately 93 Grace Wells investors had selected the following options:  Approximately 22 selected option 1, continued participation; 29 selected option 2, the Company buyout; 17 were in Option 3, non-consent; and 25 were still pending and had not made a selection.

In April 2009, the Company and Bedford Energy, Inc. agreed to amend the Amended Bedford Agreement, whereby the Company will transfer to Bedford Energy a 2.25% carried interest in the Grace Wells #1, #2, #3 #5A, and #6 in consideration for the cancellation  of the promissory note in the amount of $400,000plus accrued interest in that amount of $18,627.

During the three months ended June 30, 2009, pursuant to the terms of the Grace Well Buyout Offer, an additional  4 investors selected option 2, the Company buyout, and 1 additional investor selected option 1, continued participation

During the three months ended September 30, 2009, pursuant to the terms of the Grace Well Buyout Offer, an additional  2 investors selected option 2, the Company buyout, and 1 additional investor selected option 1, continued participation

 The table below shows the Company’s working interests in the Grace Wells as of September 30, 2009:

	March 31, 2009	Additional	September 30, 2009
Well	Working Interest	Acquisition	Working Interest
Grace #1	38%	8%	46%
Grace #2	27%	0%	27%
Grace #3	34%	7%	41%
Grace #5A	34%	2%	36%
Grace #6	30%	3%	33%

Producing oil and gas properties consist of the following:

	September 30, 2009	March 31, 2009
Lincoln County, Oklahoma	$1,591,545	$1,972,606
Other properties, net	997,837	999,285
Less: Depletion	(678,997)	(319,300)
Net	$1,910,385	$2,652,591

AVALON OIL & GAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
(Unaudited)

NOTE 9: ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consisted of the following:

	September 30, 2009	March 31, 2009
Accounts payable	$875,101	$706,961
Accrued interest	33,409	37,931
Total	$908,510	$744,892

NOTE 10: NOTES PAYABLE

September 30, 2009	March 31, 2009
On May 8, 2005, the Company entered into a convertible note payable agreement with, a shareholder in the amount of $100,000.  The note carries an interest rate of 10% per annum and a maturity date  of November 8, 2006.  The note holder has the right to convert the note and accrued interest at a rate of $0.01 per share.  The value of this conversion feature was treated as a loan discount for the full $100,000 of the loan and was amortized to interest expense over the life of the loan.   On May 8, 2007 the note was extended for one year.  The conversion feature of the note was valued at $25,852 and was treated as prepaid loan costs.  The prepaid loan costs have been amortized over the life of the extended note. On October 19, 2007, the note holder converted $30,000 of principal plus accrued interest of $16,152 into 1,350,000 shares of common stock. On November 30, 2007, the note holder converted $10,000 of principal into 950,000 shares of common stock. On January 31, 2008, the note holder converted $10,000 of principal and accrued interest of $600 into 1,250,000 shares of common stock. On February 29, 2008, the note holder converted $8,000 of principal into 1,250,000 shares of common stock. On March 31, 2008, the note holder converted $5,000 of principal into 1,250,000 shares of common stock. On March 31, 2008, the note holder converted $5,000 of principal into 1,250,000 shares of common stock. On June 6, 2008, the note holder converted $7,000 of principal and $1,372 of accrued interest into1,550,000 shares of common stock. On June 23, 2008, the note holder converted $10,000 of principal and $395 of accrued interest into1,500,000 shares of common stock. On October 15, 2008, the note holder converted $5,000 of principal and $10,000 of interest into 3,300,000 shares of common stock. On December 3, 2008, the note holder converted $3,000 of principal and $201 of interest into 2,000,000 shares of common stock. On February 24, 2009, the note holder converted $2,000 of principal and $167 of accrued interest into 4,000,000 shares of common stock. During the three months ended September 30, 2009, the Company issued 33,000,000 shares for the conversion of $2,000 of principal and $367 of accrued interest on this note,  and for other consideration (see note 13).  Interest in the amount of $455 and $504was accrued on this note during the three months ended September 30, 2009 and 2008, respectively.  Interest in the amount of $727 and $1,361was accrued on this note during the six months ended September 30, 2009 and 2008, respectively.  As of September 30, 2009 this note is in default. As of June 30, 2009, the 4,000,000 shares for the conversion on February 24, 2009 have not been issued.
$8,000	$10,000

On August 13, 2008, the Company issued a promissory note to Bedford Energy, Inc. as part of the asset acquisition in the amount of $750,000.  This note carries an interest rate of 5% per annum and a maturity date of   December 13, 2008.  On December 8, 2008, the Company and Bedford Energy, Inc., entered into an amended acquisition agreement (see note 2). As a result the note payable in the amount of $750,000 was cancelled and a new note payable was issued in the amount of $400,000 with an interest rate of 5% per annum and was payable as follows, (i) $10,000 per month beginning on February 1, 2009; and (ii) accrued interest payable on the first day of each quarter beginning on January 1, 2009.   In April 2009, the Company and Bedford Energy, Inc. entered into an amended acquisition agreement (see note 2). As a result, the note payable in the amount of $400,000 was cancelled and accrued interest in the amount of $18,627 was eliminated and the Company issued Bedford Energy, Inc. a 2.25% carried interest in each of the following Grace Wells: #1, #2, #3, #5A and #6.

-	390,000
On November 11, 2008, the Company issued a convertible promissory note to an investor in the amount of $50,000.  The note carries an interest rate of 10% per annum and a maturity date of  October 1, 2009.  The note holder has the right to convert the note and accrued interest into shares of the Company’s common stock at a rate of $0.10 per share.  In addition to the note, the investor received three-year warrants to purchase 500,000 shares of the Company’s common stock at a price of $0.10 per share.  The Company valued these warrants using the Black-Sholes valuation model, and charged the fair value of the warrants in the amount of $11,310 as a discount on notes payable.  The discount is being amortized to interest expense over the life of the note via the effective interest method.  Interest in the amount of $1,260 was accrued on this note during the three months ended  September 30, 2009. Interest in the amount of $2,507 was accrued on this note during the six months ended  September 30, 2009.  During the three and six months ended September 30, 2009 the Company amortized $5,322 and $6,838 of the discount on the note payable to interest expense.
50,000	50,000

AVALON OIL & GAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
(Unaudited)

On December 22, 2008, the Company issued a promissory note to an investor in the amount of $150,000.  This note carries an interest rate of 10% per annum and matures of December 15, 2009.  In addition to the note payable, the Company issued 7,500,000 shares of common stock to the note holder.  The shares are considered a discount to the note payable. At the time of the issuance of the shares to the note holder, the market price of the shares exceeded the fair value of the note payable; as a result the value of the discount was capped at the face value of the note, $150,000.  The discount will be amortized to interest expense over the life of the note, 1 year, via the effective interest method.  Interest in the amount of $3,781 was accrued on this note during the three months ended September 30, 2009.  Interest in the amount of $7,521 was accrued on this note during the six months ended September 30, 2009.  During the three and six months ended September 30, 2009 the Company amortized $32,715 and $43,304 of the discount on the note payable to interest expense.
150,000	150,000

On December 31, 2008, the Company received a cash advance from an investor in the amount of $100,000.  On January 1, 2009, the Company received an additional $50,000 and the Company entered into a note payable agreement in the amount of $150,000.  The note bears interest at a rate of 10% per annum and matures on December 15, 2009.  In addition to the note payable, the Company issued 7,500,000 shares of common stock to the note holder.  The shares are considered a discount to the note payable.  At the time of issuance of the shares to the note holder, the market price of the shares exceeded the fair value of the note payable; as a result the value of the discount was capped at the face value of the note, $150,000.  The discount will be amortized over the life of the note via the effective interest method. Interest in the amount of $3,781 was accrued on this note during the three months ended September 30, 2009.  Interest in the amount of $7,521 was accrued on this note during the six months ended September 30, 2009.  During the three and six months ended September 30, 2009 the Company amortized $30,789 and $39,536 of the discount on the note payable to interest expense.

150,000	150,000
On January 2, 2009, the Company issued a promissory note to an investor in the amount of $50,000.  The note carries an interest rate of 10% per annum and matures on December 15, 2009.  In additiona to the note payable, the Company issued 1,000,000 shares of common stock to the note holder.  The shares are considered a discount to the note payable.  The shares are valued using the closing market price on the date the note payable was signed and have a value of $23,000.  The discount will be amortized over the life of the note payable via the effective interest method.   Interest in the amount of $110 was accrued on this note during the three months ended September 30, 2009.  Interest in the amount of $1,356 was accrued on this note during the six months ended September 30, 2009.  During the three and six months ended September 30, 2009 the Company amortized $21,360 and $22,698 of the discount on the note payable to interest expense.  During the three months ended September 30, 2009, the Company issued 33,000,000 shares in consideration for the assumption of this note and interest of $2,562 by a third party, and for other consideration (see note 13).
-	50,000

On January 8, 2009, the Company issued a promissory note to an investor in the amount of $50,000.  The note carries an interest rate of 10% per annum and matures on December 15, 2009.  In addition to the note payable, the Company issued 2,000,000 shares of common stock to the note holder.  The shares are considered a discount to the note payable.  The shares are valued using the closing market price on the day the note was signed and have a value of $50,000.  The discount will be amortized over the life of the note payable via the effective interest method.  Interest in the amount of $110 was accrued on this note during the three months ended September 30, 2009.  Interest in the amount of $1,356 was accrued on this note during the six months ended September 30, 2009.  During the three and six months ended September 30, 2009 the Company amortized $46,426 and $49,343 of the discount on the note payable to interest expense. During the three months ended September 30, 2009, the Company issued 33,000,000 shares in consideration for the assumption of this note and interest of $2,479 by a third party, and for other consideration (see note 13).

-	50,000
On January 27, 2009, the Company issued a promissory note to an investor in the amount of $50,000.  The note carries an interest rate of 10% per annum and matures on December 15, 2009.  In addition to the note payable, the Company issued 1,000,000 shares of common stock to the note holder.  The shares are considered a discount to the note payable.  The shares are value using the closing market price on the date the note was signed and have a value of $25,000.  The discount will be amortized over the life of the note via the effective interest method.  Interest in the amount of $1,260 was accrued on this note during the three months ended September 30, 2009.  Interest in the amount of $2,507 was accrued on this note during the six months ended September 30, 2009.  During the three and six months ended September 30, 2009 the Company amortized $5,116 and $6,570 of the discount on the note payable to interest expense.

50,000	50,000
On February 25, 2009, the Company issued a promissory note to an investor in the amount of $150,000.  The note carries an interest rate of 10% per annum and matures on December 15, 2009. In addition to the note payable, the Company issued 3,000,000 shares of common stock to the note holder.  The shares are considered a discount to the note payable.  The shares are valued using the closing market price on the date the note was signed and have a value of $60,000.  The discount will be amortized over the life of the note via the effective interest method.  Interest in the amount of $329 was accrued on this note during the three months ended September 30, 2009.  Interest in the amount of $4,068 was accrued on this note during the six months ended September 30, 2009.  During the three and six months ended September 30, 2009 the Company amortized $55,715 and $59,212 of the discount on the note payable to interest expense. During the three months ended September 30, 2009, the Company issued 33,000,000 shares for the assumption of this note and interest of $5,466 by a third party, and for other consideration (see note 13).
-	150,000

AVALON OIL & GAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
(Unaudited)

On July 15, 2009, the Company issued a promissory note to a related party in the amount of $6,000. The note carries an interest rate of 10% per annum and matures on December 15, 2009. Interest in the amount of $127 was recorded for the three and six months ended September 30, 2009.	6,000	-
On November 28, 2006, Oiltek, of which the Company has a majority interest in, issued a convertible note payable in the amount of $2,500.  This note bears interest at a rate of 8% per annum and a maturity date of October 1, 2007.  The principal amount of the note and accrued interest are convertible into shares of the Company’s common stock at a price of $0.01 per share.  A beneficial conversion feature in the amount of $2,500 was recoded as a discount to the note and was amortized to interest expense during the period ended December 31, 2006.  In December 2008, the maturity date of  this note was extended until December 31, 2010. Interest in the amount of $50 was accrued on this note during the three months ended September 30, 2009 and 2008. Interest in the amount of $100 was accrued on this note during the six months ended September 30, 2009 and 2008.

	2,500	2,500
On November 28, 2006, Oiltek, in which the Company has a majority interest , issued a convertible note payable in the amount of $5,000.  This note bears interest at a rate of 8% per annum and a maturity date of October 1, 2007.  The principal amount of the note and accrued interest are convertible into shares of the Company’s common stock at a price of $0.01 per share.  A beneficial conversion feature in the amount of $5,000 was recoded as a discount to the note and was amortized to interest expense during the period ended December 31, 2006.  In December 2008, the maturity date of this note was extended  until December 31, 2010. Interest in the amount of $101 was accrued on this note during the three months ended September 30, 2009 and 2008.  Interest in the amount of $201 was accrued on this note during the six months ended September 30, 2009 and 2008.

	5,000	5,000
On December 10, 2006, Oiltek, in which the Company has a majority interest , issued a convertible note payable in the amount of $5,000.  This note bears interest at a rate of 8% per annum and a maturity date of October 1, 2007.  The principal amount of the note and accrued interest are convertible into shares of the Company’s common stock at a price of $0.01 per share.  A beneficial conversion feature in the amount of $5,000 was recoded as a discount to the note and was amortized to interest expense during the period ended December 31, 2006.  In December 2008, the maturity date of this note was extended until December 31, 2010. Interest in the amount of $101 was accrued on this note during the three months ended September 30, 2009 and 2008. Interest in the amount of $201 was accrued on this note during the six months ended September 30, 2009 and 2008.
	5,000	5,000

Total outstanding	$426,500	$1,062,500

	Note	Unamortized	Net of
September 30, 2009:	Amount	Discounts	Discount
Notes payable - current portion	$414,000	$(234,285)	$179,715
Notes payable – current portion (Oiltek)	12,500	-	12,500
Total	$426,500	$(234,285)	$192,215

	Note	Unamortized	Net of
March 31, 2009:	Amount	Discounts	Discount
Notes payable - current portion	$1,050,000	$(461,518)	$588,482
Notes payable – current portion (Oiltek)	12,500	-	12,500
Total	$1,062,500	$(461,518)	$600,982

	Three months ended September 30,
	2009	2008
Discount on Notes Payable amortized to interest expense	$197,443	$-

	Six months ended September 30,
	2009	2008
Discount on Notes Payable amortized to interest expense	$227,232	$-

AVALON OIL & GAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
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

During the six months ended September 30, 2009 and 2008, the Company incurred $20,000 in preferred stock dividends.  At September 30, 2009, the Company has not paid accrued dividends in the amount of $13,200 and this amount appears as dividends payable in the Company’s balance sheet.

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

Notes Payable

On July 15, 2009, the Company issued a promissory note to the Company’s Chief Executive Officer, a related party, in the amount of $6,000.  The note carries an interest rate of 10% per annum and matures on December 15, 2009.  Interest in the amount of $127 was recorded for the three and six months ended September 30, 2009.

Employment Agreements

KENT RODRIGUEZ

In 2009, Mr. Rodriguez, our President, was under an employment agreement dated April 1, 2008 that expires on March 31, 2013, pursuant to which he was compensated at an annual rate of $120,000.  The agreement also provides for the increase of Mr. Rodriguez’s base salary by 5% each year for the five year term of the agreement.  During the three months ended September 30, 2009, the Company charged to operations the amount of $30,000 in quarterly salary for Mr. Rodriguez, of which $11,000 was paid to him during the quarter and the balance of $19,000 was accrued. During the six months ended September 30, 2009, the Company charged to operations the amount of $60,000 in quarterly salary for Mr. Rodriguez, of which $13,800 was paid to him during the quarter and the balance of $46,200 was accrued

JILL ALLISON

In 2009, Ms. Allison, our Secretary, was under an employment agreement dated April 1, 2008 that expires on March 31, 2011, pursuant to which she was compensated at a rate of $5,000 per month, for an annual rate of $60,000. During the three months ended September 30, 2009, the Company increased the compensation rate for Ms. Allison, from $5,000 per month to $6,000 per month, for an annual rate of $72,000. During the three months ended September 30, 2009, the Company charged to operations the amount of  $18,000 in quarterly salary for Ms. Allison, of which $16,500 was paid to her during the quarter and the balance of $1,500 was accrued. During the six months ended September 30, 2009, the Company charged to operations the amount of  $33,000 in quarterly salary for Ms. Allison, of which $24,000 was paid to her during the quarter and the balance of $9,000 was accrued.

AVALON OIL & GAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
(Unaudited)

NOTE 12: INCOME TAXES

In July 2006, the ASC 740-10-25 (formerly referred to as Financial Accounting Standards Board (FASB) issued interpretation No. 48, Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109 (FIN 48)). ASC 740-10-25 is intended to clarify the accounting for uncertainty in income taxes recognized in a company's financial statements and prescribes the recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC 740-10-25 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

Under ASC 740-10-25, evaluation of a tax position is a two-step process. The first step is to determine whether it is more-likely-than-not that a tax position will be sustained upon examination, including the resolution of any related appeals or litigation based on the technical merits of that position. The second step is to measure a tax position that meets the more-likely-than-not threshold to determine the amount of benefit to be recognized in the financial statements. A tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement.

Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent period in which the threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not criteria should be de-recognized in the first subsequent financial reporting period in which the threshold is no longer met.

The adoption of ASC 740-10-25 at January 1, 2007 did not have a material effect on the Company's financial position.

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

NOTE 13: SHAREHOLDERS' EQUITY

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock, par value $0.10 per share.  As of September 30, 2009, the Company has 100 shares of preferred stock issued and outstanding.

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

During the three and six months ended June 30, 2009 and 2008, the Company incurred $10,000 and $20,000, respectively, in preferred stock dividends, respectively.  As of  September 30, 2009, dividends in the amount of $13,200 have not been paid, and are carried on the Company’s balance sheet as Dividends Payable to Related Party.

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

Common Stock

The Company has authorized 1,000,000,000 shares of common stock with a par value of $0.001 per share.  As of September 30, 2009, the Company has 115,954,193  shares of common stock issued and outstanding.

AVALON OIL & GAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
(Unaudited)

During the six months ended September 30, 2009:

The Company issued 1,176,000 shares of common stock to interest holders in the Grace Wells pursuant to the buyout agreement.  The value of these shares in the amount of $28,224 was charged to Oil and Gas properties account.

The Company issued 1,500,000 shares of common stock to consultants for services provided, pursuant to consulting agreements.  The value of these shares in the amount of $25,950 was charged to operations during the six months ended September 30, 2009.

The Company issued 33,000,000 shares of common stock valued at $0.01 per share or an aggregate of $330,000   to a group of investors (the “Note Investors”) for the following consideration: (a) the Note Investors converted a portion of the Company’s convertible note payable in the principal amount of $2,000 plus accrued interest in the amount of $367; (b) the Note Investors assumed other notes payable of the Company in the principal amount of $250,000 plus accrued interest in the amount of $10,507, calculated as follows:

Conversion of notes payable and accrued interest	$2,367
Assumption of notes payable and accrued interest by investors	260,507
Total consideration	262,874
Value of 33,000,000 shares at $0.01 per share	(330,000)
Loss on extinguishment of debt	$(67,126)

As of September 30, 2009, 15,000,000 of these shares have been issued, and 18,000,000 shares remaining to be issued and are presented in the Company’s balance sheet as common stock subscribed.

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

The following table summarizes the warrants outstanding and the related prices for the shares of the Company’s common stock issued to non-employees of the Company at September 30, 2009:

Warrants Outstanding			Warrants Exercisable
		Weighted Average			Weighted Average
Exercise	Number	Remaining Contractual	Weighted Average	Number	Remaining Contractual
Prices	Outstanding	Life (years)	Exercise Price	Exercisable	Life (years)
$0.10	500,000	2.12	$0.10	500,000	2.12
0.20	125,000	3.19	0.20	125,000	3.19
0.60	150,000	3.46	0.60	150,000	3.46
	775,000	2.55		775,000	2.55

AVALON OIL & GAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
(Unaudited)

Transactions involving warrants are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at March 31, 2009	775,000	$0.21
Granted	-	-
Exercised	-	-
Cancelled or expired	-	-
Outstanding at September 30, 2009	775,000	$0.21

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

On March 27, 2007 LLTI entered into non-exclusive license in the United States for a leak detection and location technology developed by the Rensselaer Polytechnic Institute ("Rensselaer") through its researcher Michael Savic. The agreement calls for a milestone license fee of $10,000 sixteen months following the effective date of the agreement or the first production introduction, which ever is sooner. A royalty fee of four and one-half percent (4.5%) of gross sales of licensed products is also required with the annual minimum royalty payments. As of September 30, 2009, the Company has accrued the $10,000 milestone license fee.

On February 11, 2008 the Company entered into a technology license of a patented process for enzyme based technology for the improvement and increase of the extraction of hydrocarbons from underground. The original terms of the agreement called for a payment of $75,000, however the agreement was modified for a payment of $10,000 in cash and 200,000 shares of common stock which were valued at $20,000. Terms of the agreement call for an annual renewal fee of $100,000 on the anniversary date of the agreement. The license calls for royalties of six percent of the net sales of licensed products or services. All royalties earned during the first 365 days of the agreement shall be forgiven until such amount equals $100,000.  As of September 30, 2009, the Company has accrued the annual license renewal fee of $100,000.

During the three months ended September 30, 2009, the Company entered into negotiations with UMTI and LLTI to amend the licensing fees.

Minimum obligations under license agreements for the next five years:

3/31/2010	$100,000
3/31/2011	100,000
3/31/2012	100,000
3/31/2013	100,000
3/31/2014	100,000
$500,000

NOTE 15: REVENUE RECOGNITION

During the year ended March 31, 2009, the Company entered into a contractual dispute with a well operator (the “Operator”) which currently operates three of the Company’s producing leaseholds.  As a result of this dispute, beginning in July 2008 the Company stopped payment to the Operator on the lease operating expenses associated with these producing leaseholds.  The Operator has withheld payment of revenue from these wells from the Company, and has applied this revenue against the lease operating expenses.  As of September 30, 2009, the Company is current on all of the lease operating expenses. We have accrued all of the operating expenses as of September 30, 2009, but we believe that the operator of these wells has significantly overcharged us for the operating costs of these three leaseholds.  We have initiated an audit of the operator to determine the extent of these excess charges.

AVALON OIL & GAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
(Unaudited)

NOTE 16: EARNINGS PER SHARE

ASC 260-10-45 (formerly referred to as SFAS 128) requires a reconciliation of the numerator and denominator of the basic and diluted earnings per share (EPS) computations. The following securities were not included in the calculation of diluted earnings per share because their effect was anti-dilutive.

Anti-dilutive shares at September 30, 2009:

The following warrants were not included in basic or fully-diluted earnings per share because the effect would have been anti-dilutive:   125,000 warrants at an exercise price of $0.20 per share; 150,000 warrants at an exercise price of $0.60 per shares; and 500,000 warrants at an exercise price of $0.10 per shares.

Diluted shares does not include shares issuable to the preferred shareholder pursuant to his right to convert preferred stock into sufficient common shares sufficient to equal 40% of the post conversion outstanding shares as the effect would be anti-dilutive.

Anti-dilutive shares at September 30, 2008:

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

NOTE 17:  SUBSEQUENT EVENTS

The Company has evaluated subsequent events through December 15, 2009, the filing date of this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009, and has disclosed such items in Note 17 “Subsequent Events” herein. During October 2009, the Company issued an additional 8,000,000 shares for the conversion of the convertible note payables and assumption of debt in the aggregate amount of $250,000.

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

On July 17, 2006, we acquired Ultrasonic Mitigation Technologies, Inc. ("UMTI"), a wholly owned subsidiary of UTEK Corporation. UMTI holds the exclusive worldwide license for the mitigation of paraffin wax deposition from crude oil using ultrasonic waves. Varying ultrasonic transducers are positioned in production tubing walls as a means to inhibit the wax from attaching to the pipes. The use of this technology helps prevent precipitates from forming on pipes, and also breaks wax bonds thereby increasing flow rates and production efficiency. This technology was developed at the University of Wyoming by Dr. Brian Towler.

On August 11, 2006, we acquired a fifty percent (50%) working interest in the Dixon Heirs #1, Deltic Farms & Timber #1 and the Gunn #1 wells and associated units and leases, in Miller County, Arkansas. These are mature wells with stable production, and were originally drilled in the early 1980's.

On November 9, 2006, we acquired Intelli-Well Technologies, Inc. ("IWT"), a wholly owned subsidiary of UTEK Corporation. IWT holds a license for borehole casing technology developed by researchers at Lawrence Livermore National Laboratory. The technology uses a densely spaced network of sensors which are installed along and outside of the oil well casings before they are grouted into place. The sensors monitor critical parameters in the subsurface oil reservoir. Data from multiple sensors provides real-time information regarding the status of the reservoir and the primary and secondary oil recovery process. Sensors located deep within the reservoir are much more sensitive than sensors located on the surface. The type of sensors that can be installed include seismic sensors, electrical resistance tomography electrodes, electromagnetic induction tomography coils and thermocouples.

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

On March 29, 2007, we acquired Leak Location Technologies, Inc. ,("LLT"), a wholly owned subsidiary of UTEK Corporation. LLT owns an exclusive license to a system for determining the presence and location of leaks in underground pipes. The technology was developed by researchers at Rensselaer Polytechnic Institute. The system uses a series of acoustic sensors to monitor changes in pipeline acoustic emissions, and has been proven in field application with a large multinational petroleum company. The lead scientist in charge of that project is currently under contract to Avalon to manage the technology design refresh and prototype development for commercialization.

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

In September 2008, the Company also acquired an undivided fifty (50%) percent interest in a salt water disposal well and offset and development acreage in the two quarter sections of the East Chandler Field.  In addition, the Company acquired a fifty (50%) percent interest in 540 acres adjoining the 320 acre East Chandler Field.

As part of the  Expanded Bedford Agreement, the Company also acquired the right to operate Grace Wells #1, #2, #3, #5A, and #6 (the “Grace Wells”).  The Company hired a third party to operate the Grace Wells and to upgrade the operation of the Grace Wells (“Workover”).   In February and March 2009, the Company made formal buyout offers (the “Grace Wells Buyout Offer”) to the approximately 93 additional working interest holders in the Grace Wells (the “Additional Grace Wells Owners”).  The Grace Wells Buyout Offer provided three options to the Additional Grace Wells Owners:   (1) The Additional Grace Wells Owners would continue to participate in the operation of the Grace Wells, and would remit to the Company funds representing their pro rata portion of the Workover costs; (2) The Additional Grace Wells Owners would sell their interests in the Grace Wells to the Company for cash and stock in the Company; (3) The Additional Grace Wells Owners could do nothing. If this third option was chosen, the Additional Grace Well Owner would retain their interest in the Grace Wells, but their pro-rata portion of the costs would be subject to a 500% penalty; in addition, their pro-rata portion of the revenue generated by the Grace Wells would be applied to their portion of the costs, including the 500% penalty, before they would receive any payment.  As of March 31, 2009, the approximately 93 Grace Wells investors had selected the following options:  Approximately 22 selected option 1, continued participation; 29 selected option 2, the Company buyout; 17 were in Option 3, non-consent; and 25 were still pending and had not made a selection.

During the three months ended June 30, 2009, the Company amended the  agreement with Bedford Energy, whereby the Company transferred a 2.25% carried interest in the Grace Wells #1, #2, #3, #5A and #6 in consideration  for the cancellation of  the note payable and accrued interest to Bedford in the amounts of $390,000 and $18,627, respectively.

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

On November 9, 2006, we acquired Intelli-Well Technologies, Inc. ("IWT"). IWT holds a license for borehole casing technology developed by researchers at Lawrence Livermore National Laboratory.

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

On September 22, 2007, the Company entered into an agreement with respect to its purchase of a 75.6% interest in Oiltek for $50,000 and the right of Oiltek to market Avalon's intellectual property.

Going Concern

The September 30, 2009, financial statements have been prepared assuming the Company will continue as a going concern. However, the Company has incurred a loss of $25,721,158  from inception through September 30, 2009, and has a working capital deficiency  of $1,029,130 as of September 30, 2009.  Shareholder’s equity as of  September 30, 2009 is $2,025,199. The Company currently has minimal revenue generating operations and expects to incur substantial operating expenses in order to expand its business. As a result, the Company expects to incur operating losses for the foreseeable future.  The accompanying consolidated financial statements do not include any adjustments that might become necessary should the Company be unable to continue as a going concern.

Financing Activities

We have been funding our obligations through the issuance of our Common Stock for services rendered for notes payable owed or for cash in private placements. The Company may seek additional funds in the private or public equity or debt markets in order to execute its plan of operation and business strategy. There can be no assurance that we will be able to attract capital or obtain such financing when needed or on acceptable terms in which case the Company's ability to execute its business strategy will be impaired.

Results of Operations

Three months ended September 30, 2009 compared to the three months ended September 30, 2008:

Revenues

Revenues for the three months ended September 30, 2009 were $69,702 a decrease of approximately 48% compared to revenues of  $134,725 for the three months ended September 30, 2008.  Revenues from the sale of oil and gas decreased as a result of a weakness in the market price of oil and gas.

Lease Operating Expenses

During the three month period ending September 30, 2009, our lease operating expenses were  $27,284, a decrease of $119,855 or approximately 81% compared to  $147,139 for the three month period ended September 30, 2008.  This decrease was the  result of the decrease of production during the three months ended September 30, 2009.

Selling, General, and Administrative Expenses

Selling, general and administrative expenses for the three months ended September 30, 2009 were $162,699, a decrease of $46,734 compared to selling, general and administrative expenses of $209,433 during the three months ended September 30, 2008.   This decrease was the mainly result of a reduction in the use of outside consultants and decreased travel expenses.  Selling, general and administrative expenses for 2009 consisted primarily of  legal and accounting fees in the amount of $75,067; payroll and related costs of $49,497; facilities costs in the amount of $12,209; travel and entertainment expenses of $7,227; consulting fees in the amount of $6,943; office expenses of $4,329; and investor relations costs of $1,292.

Stock Based Compensation

Stock based compensation costs were $25,950 for the three months ended September 30, 2009 compared to $10,000 for the three months ended September 30, 2008.  The Company used more outside consultants in prior periods as we were building our business model, and those services have been largely discontinued.

Depreciation, Depletion, and Amortization

Depreciation, Depletion, and Amortization were $315,149 for the three months ended September 30, 2009, an increase of $204,795 or approximately 186% compared to $110,354 for the three months ended September 30, 2008.  The reason for the increase is due to the acquisition of additional oil and gas producing properties.

Interest Expense, net of Interest Income

Interest expense, net of interest income was $208,921 for the three month period ended September 30, 2009, an increase of $209,927  compared to interest income, net of interest expense of $1,006 for the three month period ending September 30, 2008. This increase is due to an increase in notes payable and the amortization of the discount on the notes payable.

Gain and loss on extinguishment of debt

During the three months ended September 30, 2009, the Company issued 33,000,000 shares of common stock for the conversion of debt in the amount of $2,367 and the assumption of notes payable and accrued interest in the amount of $260,507.  This resulted in a loss on extinguishment of debt in the amount of $67,126.

Net Loss

For the reasons stated above, our net loss for the three months ended September 30, 2009, amounted to $737,427,  an increase of $238,732 or approximately 48% compared to a net loss of $498,695 during the prior period.

Six months ended September 30, 2009 compared to the six months ended September 30, 2008:

Revenues

Revenues for the six months ended September 30, 2009 were $125,012 a decrease of approximately 50% compared to revenues of  $247,865  for the six months ended September 30, 2008.  Revenues from the sale of oil and gas decreased as a result of a weakness in the market price of oil and gas.

Lease Operating Expenses

During the six month period ending September 30, 2009, our lease operating expenses were  $81,684, a decrease of $105,344 or approximately 56% compared to  $187,028 for the six month period ended September 30, 2008.   This decrease was the  result of the decrease of production during the three months ended September 30, 2009.

Selling, General, and Administrative Expenses

Selling, general and administrative expenses for the six months ended September 30, 2009 were $339,158, a decrease of $54,359 compared to selling, general and administrative expenses of $393,517 during the six months ended September 30, 2008.  This decrease was the mainly result of a decreased travel expenses.   Selling, general and administrative expenses for 2009 consisted primarily of  legal and accounting fees in the amount of $125,756; payroll and related costs of $118,403; facilities costs in the amount of $28,733; office expenses of $14,701; travel and entertainment expenses of $14,909; consulting fees in the amount of $13,964; and investor relations costs of $4,666.

Stock Based Compensation

Stock based compensation costs were $25,950 for the six months ended September 30, 2009 compared to $186,000 for the six months ended September 30, 2008.  The Company used more outside consultants in prior periods as we were building our business model, and those services have been largely discontinued.

Depreciation, Depletion, and Amortization

Depreciation, Depletion, and Amortization were $475,173 for the six months ended September 30, 2009, an increase of $275,397 or approximately 138% compared to $199,776 for the six months ended September 30, 2008.  The reason for the increase is due to the acquisition of additional oil and gas producing properties.

Interest Expense, net of Interest Income

Interest expense, net of interest income was  $255,978 for the six month period ended September 30, 2009, an increase of $251,059 compared to interest expense, net of interest income, of $4,919 for the six month period ending September 30, 2008. This increase is due to an increase in notes payable and the amortization of the discount on the notes payable.

Gain and loss on extinguishment of debt

During the six months ended September 30, 2009, the Company issued 33,000,000 shares of common stock for the conversion of debt in the amount of $2,367 and the assumption of notes payable and accrued interest in the amount of $260,507.  This resulted in a loss on extinguishment of debt in the amount of $67,126.

Net Loss

For the reasons stated above, our net loss for the six months ended September 30, 2009 amounted to $1,120,057,  an increase of $276,682 or approximately 33% compared to a net loss of $843,375 during the prior period.

LIQUIDITY AND CAPITAL RESOURCES

The September 30, 2009, financial statements have been prepared assuming the Company will continue as a going concern. However, the Company has incurred a loss of $25,721,158 from inception through September 30, 2009, and has a working capital deficiency  of $1,029,130   and shareholder’s equity of $2,025,199, respectively, as of September 30, 2009. The Company currently has minimal revenue generating operations and expects to incur substantial operating expenses in order to expand its business. As a result, the Company expects to incur operating losses for the foreseeable future.  The accompanying consolidated financial statements do not include any adjustments that might become necessary should the Company be unable to continue as a going concern.

Our cash and cash equivalents were $22,211 on September 30, 2009, compared to $26,406 on March 31, 2009. We met our liquidity needs through the issuance of our common stock and notes payable for cash and the revenue derived from oil and gas operations.

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

Operating activities

Net cash used by operating activities for the six months ended September 30, 2009 was $9,845 compared to $269,534 used in the six months ended September 30, 2008.

The Company had a net loss of $1,120,057 for the six months ended September 30, 2009 compared to a net loss of $880,875 for the six months ended September 30, 2008. Net accounts receivable as of September 30, 2009 were $38,646 compared to $40,827 for March 31, 2009.

Investing activities

For the six months ended September 30, 2009 we received $5,650 from investing activities compared to use of $645,029 in the six months ended September 30, 2008.

Financing activities

Our financing activities for the six months ended September 30, 2009 provided cash of $0 as compared to $837,426 for the period ended September30, 2008. We plan to raise additional capital during the coming fiscal year.

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

There has been no change in our internal control over financial reporting identified during the period covered by this report which have materially affected or is likely to materially affect our internal control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company issued 1,176,000 shares of common stock to interest holders in the Grace Wells pursuant to the buyout agreement. These shares were valued at $28,224.

The Company issued 1,500,000 shares of common stock to consultants pursuant to consulting agreements.  These shares were valued at $25,950.

The Company issued 15,000,000 shares of common stock to note holders for the conversion and assumption of notes payable in the aggregate of $250,000.  These shares were valued at $150,000.

(b) None.

(c) None.

ITEM 3. - DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Form 8-K

None.

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

Avalon Oil & Gas, Inc.

Date: December 15, 2009	By:	/s/ Kent Rodriguez
Kent Rodriguez
Chief Executive Officer Chief Financial and Accounting Officer