Form 10-Q
period 2009-12-31
Avalon Oil & Gas, Inc.
filed 2010-02-22
CIK 918573

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2009

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

146,409,811 shares of the registrant's Common Stock, $0.001 per share, were outstanding as of February 22, 2009.

  ITEM 1. FINANCIAL STATEMENTS
AVALON OIL & GAS, INC.
CONSOLIDATED BALANCE SHEETS
	December 31,	March 31,
	2009	2009
	(Unaudited)
Assets
Current assets

Cash and cash equivalents	$18,167	$26,406
Accounts receivable	38,925	40,827
Deposits and prepaid expenses	10,417	43,340
Receivable from joint interests	163,105	159,208

Total current assets	230,614	269,781

Property and equipment, net	20,349	28,190
Unproven oil and gas properties	339,417	339,417
Producing oil and gas properties, net	1,816,454	2,652,591
Intellectual property rights, net	276,804	962,583

	$2,683,638	$4,252,562

Liabilities and stockholders' equity
Current liabilities
Accounts payable and accrued liabilities	$888,794	$744,892
Accounts payable and accrued liabilities- related parties	124,818	34,468
Due to related party – dividends payable	22,200	-
Accrued liabilities to joint interests	37,011	42,265
Notes payable – related party	6,000	-
Notes payable, net of discount	409,500	600,982

Total current liabilities	1,488,323	1,422,607

Accrued ARO liability	72,211	67,865

	1,560,534	1,490,472

Commitments and contingencies	-	-

Stockholders' equity
Preferred stock, Series A, $0.10 par value, 1,000,000 shares
authorized; 100 shares issued and outstanding - stated at redemption value	500,000	500,000
Common stock, $0.001 par value; 1,000,000,000 shares authorized;
141,704,193 and 98,278,193 shares issued and outstanding
at December 31, 2009 and March 31, 2009, respectively	141,704	98,278
Additional paid-in capital - Common stock	27,182,320	26,761,738
Common stock subscribed -23,000,000 common stock shares at December 31, 2009	206,667	3,175
Accumulated deficit	(26,907,587)	(24,601,101)
Total stockholders' equity	1,123,104	2,762,090

	$2,683,638	$4,252,562

See notes to consolidated financial statements.

AVALON OIL & GAS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE  AND NINE MONTHS ENDED DECEMBER 31, 2009 AND 2008
(Unaudited)

	For the Three	For the Three	For the Nine	For the Nine
	Months Ended	Months Ended	Months Ended	Months Ended
	December 31,	December 31,	December 31,	December 31,
	2009	2008	2009	2008

Oil and gas sales	$68,545	$56,037	$193,557	$303,902

Operating expenses:
Lease operating expense, severance taxes
and ARO accretion	19,896	45,810	101,580	232,838
Selling, general and administrative expenses	92,400	268,168	431,558	661,685
Stock based compensation	(7,867)	85,000	18,083	271,000
Acquisition costs	-	2,500	-	122,500
Depreciation, depletion, and amortization	106,627	73,664	581,800	273,440
Impairment expense	564,711	-	564,711	-
Total operating expenses	775,767	475,142	1,697,732	1,561,463

Operating loss	(707,222)	(419,105)	(1,504,175)	(1,257,561)

Other expense:
Loss on sale of minority interest	-	-	-	37,500
Loss on sale of property	-	16,000	-	16,000
Loss on extinguishment of debt	242,570	-	309,696	-
Interest expense, net	236,637	12,865	492,615	17,784
Total other expense	479,207	28,865	802,311	71,284

Loss before income taxes	(1,186,429)	(447,970)	(2,306,486)	(1,328,845)

Provision for income taxes	-	-	-	-

Net loss	(1,186,429)	(447,970)	(2,306,486)	(1,328,845)

Preferred stock dividends	(10,000)	(10,000)	(30,000)	(30,000)

Net loss attributable to common stock after preferred stock dividends	$(1,196,429)	$(457,970)	$(2,336,486)	$(1,358,845)

Net loss per share - basic and diluted	$(0.01)	$(0.01)	$(0.02)	$(0.03)

Weighted average shares outstanding - basic and diluted	124,263,976	60,844,903	110,669,895	46,798,927

See notes to consolidated financial statements.

AVALON OIL & GAS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED DECEMBER 31, 2009 AND 2008
(Unaudited)

	For the Nine	For the Nine
	Months Ended	Months Ended
	December 31,	December 31,
	2009	2008

Cash flows from operating activities:
Net loss	$(2,306,486)	$(1,328,845)
Adjustments to reconcile net loss to net
cash used in operating activities:
Loss on sale of minority interest in Bedford Energy assets	-	37,500
Loss on sale of property	-	16,000
Loss on extinguishment of debt	309,696	-
Non-cash compensation	18,083	371,000
Depreciation	7,841	11,309
Depletion	452,904	81,901
Depreciation of ARO liability	2,172	-
Impairment of intangible asset	564,711	-
Amortization of discount on notes payable	461,518	59
Amortization of intangible assets	121,057	165,588
Net change in operating assets and liabilities:
Accounts receivable	1,902	1,716
Interest receivable	-	(3,260)
Joint Interest receivable	(3,897)	-
Prepaid expenses	43,340	95,236
Notes receivable	-	65,000
Accounts payable and other accrued expenses	196,373	(86,652)
Dividend Payable to related party	22,200	-
Due to related party	90,350	(2,404)
Asset retirement obligation	4,346	3,625

Net cash used in operating activities	(13,889)	(572,227)

Cash flows from investing activities:
Purchase of Bedford Energy assets	-	(900,000)
Sale of a minority interest in Bedford Energy assets	-	262,500
Disposal of oil and gas properties	-	10,000
Purchase of interests in Grace wells	(350)	-
Purchase of fixed assets	-	(1,000)
Additions to oil and gas properties	-	(126,650)

Net cash used in investing activities	(350)	(755,150)

Cash flows from financing activities:
Proceeds from sale of common stock, net of costs	-	1,078,891
Proceeds from notes payable	-	200,000
Proceeds from notes payable- related parties	6,000	-
Proceeds from cash advances	-	100,000
Payments on note payable	-	(75,000)

Net cash provided by financing activities	6,000	1,303,891

Net decrease in cash and cash equivalents	(8,239)	(23,486)

Cash and cash equivalents at beginning of period	26,406	108,688

Cash and cash equivalents at end of period	$18,167	$85,202

Supplemental disclosures of cash flow information:

Cash paid during the period for:
Interest	$-	$2,524

Taxes	$-	$-

Common stock issued in exchange for consulting services	$18,083	$61,000

Common stock issued for directors fees	$-	$190,000

Common stock issued for conversion of note payable and accrued interest, and assumption of debt	$585,000	$36,967

Fees attributable to equity financing	$-	$120,000

Common stock issued in error	$-	$27

Warrants issued as a discount to notes payable	$-	$11,310

Common stock issued as a discount on notes payable	$-	$286,967

See notes to consolidated financial statements.

AVALON OIL & GAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 2009 AND 2008
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
FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 2009 AND 2008
(Unaudited)

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

During the three months ended December 31, 2009, the Company reduced the amount recorded for the assumption of accounts payable pursuant to the Bedford Energy transaction in the amount of $26,785.

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

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (which include only normal recurring adjustments) necessary to present fairly the balance sheets of Avalon Oil and Gas Inc. and subsidiaries as of December 31, 2009 and the results of their operations for the three  and nine months ended December 31, 2009 and 2008, and cash flows for the nine months ended December  31, 2009 and 2008. The results of operations for the three and nine months ended December 31, 2009 and 2008 are not necessarily indicative of the results to be expected for the entire year.

Basis of consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Ultrasonic Mitigation Technologies, Inc.; Intelli-Well Technologies, Inc. and Leak Location Technologies, Inc. along with  75.6 % owned Oiltek, Inc. All significant inter-company items have been eliminated in consolidation.

Going Concern

The December 31, 2009, financial statements have been prepared assuming the Company will continue as a going concern. However, the Company has incurred a loss of $26,907,587  from inception through December 31, 2009, and has a working capital deficiency  of $1,257,709 at December 31, 2009.  Shareholder’s equity at December 31, 2009 is $1,123,104. The Company currently has minimal revenue generating operations and expects to incur substantial operating expenses in order to expand its business. As a result, the Company expects to incur operating losses for the foreseeable future.  The accompanying consolidated financial statements do not include any adjustments that might become necessary should the Company be unable to continue as a going concern.

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
FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 2009 AND 2008
(Unaudited)

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

The fair value of substantially all securities is determined by quoted market prices. Gains or losses on securities sold are based on the specific identification method. As of December 31, 2009, all investments are considered to be available-for-sale for financial reporting purposes.

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

Accounts Receivable

Management periodically assesses the collectability of the Company's accounts receivable. Accounts determined to be uncollectible are charged to operations when that determination is made. All of the Company's accounts receivable are concentrated in the oil and gas industry and are believed to be fully collectable.

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

AVALON OIL & GAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 2009 AND 2008
(Unaudited)

Under the full cost method, the net book value of natural gas and oil properties, less related deferred income taxes, may not exceed a calculated "ceiling". The ceiling is the estimated after-tax future net revenue from proved natural gas and oil properties, discounted at ten percent (10%) per annum, plus the lower of cost or fair market value of unproved properties adjusted for the present value of all future oil and gas hedges. In calculating future net revenues, prices and costs in effect at the time of the calculation are held constant indefinitely, except for changes that are fixed and determinable by existing contracts. The net book value is compared to the ceiling on a quarterly basis. The excess, if any, of the net book value above the ceiling is required to be written off as an expense. During the three and nine months ended December 31, 2009 and 2008, the Company made the evaluation and did not recognize any impairment expense.

Other Property and Equipment

Other property and equipment is reviewed on an annual basis for impairment and as of December 31, 2009, the Company had not identified any such impairment. Repairs and maintenance are charged to operations when incurred and improvements and renewals are capitalized.

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
FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 2009 AND 2008
(Unaudited)

Should the sum of the expected cash flows be less than the carrying amount of assets being evaluated, an impairment loss would be recognized. The impairment loss would be calculated as the amount by which the carrying amount of the assets, exceed fair value. Estimated amortization of intangible assets over the next five years is as follows:

December 31,
2010	$42,585
2011	42,585
2012	42,585
2013	42,585
2014	42,585
$212,925

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
FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 2009 AND 2008
(Unaudited)

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

During the three months ended December 31 ,2009, the Company determined that the Leak Location Technology  license and the BIO-CAT license technology value was impaired, which resulted in the impairment expense of $564,711.

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
FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 2009 AND 2008
(Unaudited)

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

AVALON OIL & GAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 2009 AND 2008
(Unaudited)

NOTE 3: RECEIVABLE FROM JOINT INTERESTS

The Company is the operator of certain wells acquired in the Expanded Bedford Agreement (see note 8).  Pursuant to a joint interest operating agreement (the “Joint Interest Agreement”), the Company  bills the other owners of the Grace Wells for their pro-rata share of operating and workover expenses.  These receivables are carried on the Company’s balance sheet as Receivable from Joint Interests.   At December 31, 2009, the amount of these receivables is $163,105, and they are considered to be fully collectible.

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

In April 2009, the Company and Bedford Energy, Inc. agreed to amend the Amended Bedford Agreement, whereby the Company transferred to Bedford Energy a 2.25% carried interest in the Grace Wells #1, #2, #3 #5A, and #6 in consideration for the cancellation of the promissory note in the net amount of $390,000 plus accrued interest in the amount of  $18,627.

During the three and nine months ended December 31, 2009, the Company reduced the amount recorded for the assumption of accounts payable pursuant to the Bedford Energy transaction in the amount of $26,785.

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

AVALON OIL & GAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 2009 AND 2008
(Unaudited)

NOTE 6: PROPERTY AND EQUIPMENT

A summary of property and equipment at December 31, 2009 and March 31, 2009, is as follows:

	December 31, 2009	March 31, 2009
Office Equipment	$41,778	$41,778
Leasehold improvements	7,989	7,989
	49,767	49,767
Less: Accumulated depreciation	(29,418)	(21,577)
Total	$20,349	$28,190

Depreciation expense for the three months ended December 31, 2009 and 2008 was $2,752 and $2,720, respectively. Depreciation expense for the nine months ended December 31, 2009 and 2008 was $7,841 and $8,161, respectively.

NOTE 7: INTELLECTUAL PROPERTY RIGHTS

A summary of the intellectual property rights at December 31, 2009 and March 31, 2009, are as follows:

	December 31, 2009	March 31, 2009
Ultrasonic Mitigation Technology	$425,850	$425,850
Intelli-Well Technologies	391,500	391,500
Leak Location Technology	980,305	980,303
BIO-CAT Well and pipeline	30,000	30,000
	1,827,655	1,827,653
Less: accumulated amortization	(1,550,851)	(865,070)
Total	$276,804	$962,583

Amortization expense for the three months ended December 31, 2009 and 2008 was $10,646 and $55,205, respectively.  During the three months ended December 31 ,2009, the Company determined that the Leak Location Technology license and the BIO-CAT Technology license value was impaired, which resulted in the impairment expense of $564,711 for the three and nine months ended December 31, 2009.  Amortization expense for the nine months ended December 31, 2009 and 2008 was $121,057 and $110,383, respectively.  (See note 14)

NOTE 8: OIL AND GAS PROPERTY ACTIVITY

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
FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 2009 AND 2008
(Unaudited)

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

In April 2009, the Company and Bedford Energy, Inc. agreed to amend the Amended Bedford Agreement, whereby the Company transferred to Bedford Energy a 2.25% carried interest in the Grace Wells #1, #2, #3 #5A, and #6 in consideration for the cancellation  of the promissory note in the amount of $400,000plus accrued interest in that amount of $18,627.

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

The table below shows the Company’s working interests in the Grace Wells as of December 31, 2009:

	March 31, 2009	Additional	December 31, 2009
Well	Working Interest	Acquisition	Working Interest
Grace #1	38%	8%	46%
Grace #2	27%	0%	27%
Grace #3	34%	7%	41%
Grace #5A	34%	2%	36%
Grace #6	30%	3%	33%

AVALON OIL & GAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 2009 AND 2008
(Unaudited)

Producing oil and gas properties consist of the following:

	December 31, 2009	March 31, 2009
Lincoln County, Oklahoma	$1,591,545	$1,972,606
Other properties, net	997,113	999,285
Less: Depletion	(772,204)	(319,300)
Net	$1,816,454	$2,652,591

NOTE 9: ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consisted of the following:

	December 31, 2009	March 31, 2009
Accounts payable	$846,192	$706,961
Accrued interest	42,602	37,931
Total	$888,794	$744,892

NOTE 10: NOTES PAYABLE

December 31, 2009	March 31, 2009
On May 8, 2005, the Company entered into a convertible note payable agreement with, a shareholder in the amount of $100,000.  The note carries an interest rate of 10% per annum and a maturity date  of November 8, 2006.  The note holder has the right to convert the note and accrued interest at a rate of $0.01 per share.  The value of this conversion feature was treated as a loan discount for the full $100,000 of the loan and was amortized to interest expense over the life of the loan.   On May 8, 2007 the note was extended for one year.  The conversion feature of the note was valued at $25,852 and was treated as prepaid loan costs.  The prepaid loan costs have been amortized over the life of the extended note. On October 19, 2007, the note holder converted $30,000 of principal plus accrued interest of $16,152 into 1,350,000 shares of common stock. On November 30, 2007, the note holder converted $10,000 of principal into 950,000 shares of common stock. On January 31, 2008, the note holder converted $10,000 of principal and accrued interest of $600 into 1,250,000 shares of common stock. On February 29, 2008, the note holder converted $8,000 of principal into 1,250,000 shares of common stock. On March 31, 2008, the note holder converted $5,000 of principal into 1,250,000 shares of common stock. On March 31, 2008, the note holder converted $5,000 of principal into 1,250,000 shares of common stock. On June 6, 2008, the note holder converted $7,000 of principal and $1,372 of accrued interest into1,550,000 shares of common stock. On June 23, 2008, the note holder converted $10,000 of principal and $395 of accrued interest into1,500,000 shares of common stock. On October 15, 2008, the note holder converted $5,000 of principal and $10,000 of interest into 3,300,000 shares of common stock. On December 3, 2008, the note holder converted $3,000 of principal and $201 of interest into 2,000,000 shares of common stock. On February 24, 2009, the note holder converted $2,000 of principal and $167 of accrued interest into 4,000,000 shares of common stock. During the three months ended September 30, 2009, the Company issued 33,000,000 shares for the conversion of $2,000 of principal and $367 of accrued interest on this note,  and for other consideration (see note 13).  During the three months ended December 31, 2009,the Company issued 30,000,000 shares of common stock for the conversion of $1,000 principal and $361 of accrued interest on this note and for other considerations (see note 13). Interest in the amount of $176 and $302 was accrued on this note during the three months ended December 31, 2009 and 2008, respectively.  Interest in the amount of $903 and $1,664 was  accrued on this note during the nine months ended December 31, 2009 and 2008, respectively.  As of December 31, 2009 this note is in default. As of December 31, 2009, the 6,000,000 shares for the conversion on February 24, 2009 have not been issued, these shares are shown as common stock subscribed on the Company’s balance sheet as of December 31, 2009. During the nine months ended December 31, 2009, the Company extended the maturity date of this note until April 1, 2010.
$7,000	$10,000

AVALON OIL & GAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 2009 AND 2008
(Unaudited)

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

On November 11, 2008, the Company issued a convertible promissory note to an investor in the amount of $50,000.  The note carries an interest rate of 10% per annum and a maturity date of  October 1, 2009.  The note holder has the right to convert the note and accrued interest into shares of the Company’s common stock at a rate of $0.10 per share.  In addition to the note, the investor received three-year warrants to purchase 500,000 shares of the Company’s common stock at a price of $0.10 per share.  The Company valued these warrants using the Black-Sholes valuation model, and charged the fair value of the warrants in the amount of $11,310 as a discount on notes payable.  The discount is being amortized to interest expense over the life of the note via the effective interest method.  Interest in the amount of $1,222 and $685 was accrued on this note during the three months ended  December 31, 2009 and 2008, respectively. Interest in the amount of $3,729 and $685 was accrued on this note during the nine months ended  December 31, 2009 and 2008, respectively.  During the three and nine months ended December 31, 2009 the Company amortized $3,982 and $7,269 of the discount on the note payable to interest expense. During the three months ended December 31, 2009, the Company issued 30,000,000 shares in consideration for the assumption by a third party of $10,000 this note and interest of $1,068, and for other consideration (see note 13).
40,000	50,000

On December 22, 2008, the Company issued a promissory note to an investor in the amount of $150,000.  This note carries an interest rate of 10% per annum and maturity date of December 15, 2009.  In addition to the note payable, the Company issued 7,500,000 shares of common stock to the note holder.  The shares are considered a discount to the note payable. At the time of the issuance of the shares to the note holder, the market price of the shares exceeded the fair value of the note payable; as a result the value of the discount was capped at the face value of the note, $150,000.  The discount will be amortized to interest expense over the life of the note, 1 year, via the effective interest method.  Interest in the amount of $3,781 and $370 was accrued on this note during the three months ended December 31, 2009 and 2008, respectively.  Interest in the amount of $11,301 and $370 was accrued on this note during the nine months ended December 31, 2009 and 2008, respectively.  During the three and nine months ended December 31, 2009 the Company amortized $103,711and $46,289 of the discount on the note payable to interest expense.
150,000	150,000

On December 31, 2008, the Company received a cash advance from an investor in the amount of $100,000.  On January 1, 2009, the Company received an additional $50,000 and the Company entered into a note payable agreement in the amount of $150,000.  The note bears interest at a rate of 10% per annum and matures on December 15, 2009.  In addition to the note payable, the Company issued 7,500,000 shares of common stock to the note holder.  The shares are considered a discount to the note payable.  At the time of issuance of the shares to the note holder, the market price of the shares exceeded the fair value of the note payable; as a result the value of the discount was capped at the face value of the note, $150,000.  The discount will be amortized over the life of the note via the effective interest method. Interest in the amount of $3,781 was accrued on this note during the three months ended December 31, 2009.  Interest in the amount of $11,301 was accrued on this note during the nine months ended December 31, 2009.  During the three and nine months ended December 31, 2009 the Company amortized $108,493 and $148,029 of the discount on the note payable to interest expense.
150,000	150,000

AVALON OIL & GAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 2009 AND 2008
(Unaudited)

On January 2, 2009, the Company issued a promissory note to an investor in the amount of $50,000.  The note carries an interest rate of 10% per annum and matures on December 15, 2009.  In addition a to the note payable, the Company issued 1,000,000 shares of common stock to the note holder.  The shares are considered a discount to the note payable.  The shares are valued using the closing market price on the date the note payable was signed and have a value of $23,000.  The discount will be amortized over the life of the note payable via the effective interest method.   Interest in the amount of  $1,356 was accrued on this note during the nine months ended December 31,, 2009.  During the three and nine months ended December 31, 2009 the Company amortized $0 and $22,698 of the discount on the note payable to interest expense.  During the nine months ended December 31, 2009, the Company issued 33,000,000 shares in consideration for the assumption of this note and interest of $2,562 by a third party, and for other consideration (see note 13).
	-	50,000

On January 8, 2009, the Company issued a promissory note to an investor in the amount of $50,000.  The note carries an interest rate of 10% per annum and matures on December 15, 2009.  In addition to the note payable, the Company issued 2,000,000 shares of common stock to the note holder.  The shares are considered a discount to the note payable.  The shares are valued using the closing market price on the day the note was signed and have a value of $50,000.  The discount will be amortized over the life of the note payable via the effective interest method. Interest in the amount of $1,356 was accrued on this note during the nine months ended December 31, 2009.  During the three and nine months ended December 31, 2009 the Company amortized $0 and $49,343 of the discount on the note payable to interest expense. During the nine months ended December 31, 2009, the Company issued 33,000,000 shares in consideration for the assumption by a third party of this note and interest of $2,479, and for other consideration (see note 13).
	-	50,000

On January 27, 2009, the Company issued a promissory note to an investor in the amount of $50,000.  The note carries an interest rate of 10% per annum and matures on December 15, 2009.  In addition to the note payable, the Company issued 1,000,000 shares of common stock to the note holder.  The shares are considered a discount to the note payable.  The shares are value using the closing market price on the date the note was signed and have a value of $25,000.  The discount will be amortized over the life of the note via the effective interest method.  Interest in the amount of $1,260 was accrued on this note during the three months ended December 31, 2009.  Interest in the amount of $3,767 was accrued on this note during the nine months ended December 31, 2009.  During the three and nine months ended December 31, 2009 the Company amortized $18,102 and $24,672 of the discount on the note payable to interest expense.
	50,000	50,000

On February 25, 2009, the Company issued a promissory note to an investor in the amount of $150,000.  The note carries an interest rate of 10% per annum and matures on December 15, 2009. In addition to the note payable, the Company issued 3,000,000 shares of common stock to the note holder.  The shares are considered a discount to the note payable.  The shares are valued using the closing market price on the date the note was signed and have a value of $60,000.  The discount will be amortized over the life of the note via the effective interest method. Interest in the amount of $4,068 was accrued on this note during the nine months ended December 31, 2009.  During the three and nine months ended December 31, 2009 the Company amortized $0 and $59,212 of the discount on the note payable to interest expense. During the nine months ended December 31, 2009, the Company issued 33,000,000 shares for the assumption by a third party of this note and interest of $5,466, and for other consideration (see note 13).
	-	150,000

On July 15, 2009, the Company issued a promissory note to a related party in the amount of $6,000. The note carries an interest rate of 10% per annum and matures on December 15, 2009. Interest in the amount of $151 and $278 was recorded for the three and nine months ended December 31, 2009.	6,000	-

On November 28, 2006, Oiltek, of which the Company has a majority interest in, issued a convertible note payable in the amount of $2,500.  This note bears interest at a rate of 8% per annum and a maturity date of October 1, 2007.  The principal amount of the note and accrued interest are convertible into shares of the Company’s common stock at a price of $0.01 per share.  A beneficial conversion feature in the amount of $2,500 was recoded as a discount to the note and was amortized to interest expense during the period ended December 31, 2006.  In December 2008, the maturity date of  this note was extended until December 31, 2010. Interest in the amount of $50 was accrued on this note during the three months ended December 31, 2009 and 2008. Interest in the amount of $150 was accrued on this note during the nine months ended December 31, 2009 and 2008.
	2,500	2,500

AVALON OIL & GAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 2009 AND 2008
(Unaudited)

On November 28, 2006, Oiltek, in which the Company has a majority interest, issued a convertible note payable in the amount of $5,000.  This note bears interest at a rate of 8% per annum and a maturity date of October 1, 2007.  The principal amount of the note and accrued interest are convertible into shares of the Company’s common stock at a price of $0.01 per share.  A beneficial conversion feature in the amount of $5,000 was recoded as a discount to the note and was amortized to interest expense during the period ended December 31, 2006.  In December 2008, the maturity date of this note was extended  until December 31, 2010. Interest in the amount of $101 was accrued on this note during the three months ended December 31 2009 and 2008.  Interest in the amount of $302 was accrued on this note during the nine months ended December 31, 2009 and 2008.
	5,000	5,000

On December 10, 2006, Oiltek, in which the Company has a majority interest, issued a convertible note payable in the amount of $5,000.  This note bears interest at a rate of 8% per annum and a maturity date of October 1, 2007.  The principal amount of the note and accrued interest are convertible into shares of the Company’s common stock at a price of $0.01 per share.  A beneficial conversion feature in the amount of $5,000 was recoded as a discount to the note and was amortized to interest expense during the period ended December 31, 2006.  In December 2008, the maturity date of this note was extended until December 31, 2010. Interest in the amount of $101 was accrued on this note during the three months ended December 31, 2009 and 2008. Interest in the amount of $302 was accrued on this note during the nine months ended December 31, 2009 and 2008.
	5,000	5,000

Total outstanding	$415,500	$1,062,500

	Note	Unamortized	Net of
December 31, 2009:	Amount	Discounts	Discount
Notes payable - current portion	$403,000	$-	$403,000
Notes payable – current portion (Oiltek)	12,500	-	12,500
Total	$415,500	$-	$415,500

	Note	Unamortized	Net of
March 31, 2009:	Amount	Discounts	Discount
Notes payable - current portion	$1,050,000	$(461,518)	$588,482
Notes payable – current portion (Oiltek)	12,500	-	12,500
Total	$1,062,500	$(461,518)	$600,982

	Three months ended December 31,
	2009	2008
Discount on Notes Payable amortized to interest expense	$234,286	$59

	Nine months ended December 31,
	2009	2008
Discount on Notes Payable amortized to interest expense	$461,518	$59

AVALON OIL & GAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 2009 AND 2008
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

During the nine months ended December 31, 2009 and 2008, the Company incurred $30,000 in preferred stock dividends.  At December 31, 2009, the Company has not paid accrued dividends in the amount of $22,200 and this amount appears as dividends payable in the Company’s balance sheet.

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

Notes Payable

On July 15, 2009, the Company issued a promissory note to the Company’s Chief Executive Officer, a related party, in the amount of $6,000.  The note carries an interest rate of 10% per annum and matures on December 15, 2009.  Interest in the amount of $151 and $278 was recorded for the three and nine months ended December 31, 2009, respectively.  This note has been extended until April 1, 2010.

Employment Agreements

KENT RODRIGUEZ

In 2009, Mr. Rodriguez, our President, was under an employment agreement dated April 1, 2008 that expires on March 31, 2013, pursuant to which he was compensated at an annual rate of $120,000.  The agreement also provides for the increase of Mr. Rodriguez’s base salary by 5% each year for the five year term of the agreement.  During the three months ended December 31, 2009, the Company charged to operations the amount of $30,000 in quarterly salary for Mr. Rodriguez, of which $5,850 was paid to him during the quarter and the balance of $24,150 was accrued. During the nine months ended December 31, 2009, the Company charged to operations the amount of $90,000 in quarterly salary for Mr. Rodriguez, of which $19,650 was paid to him and the balance of $70,350 was accrued.

JILL ALLISON

In 2009, Ms. Allison, our Secretary, was under an employment agreement dated April 1, 2008 that expires on March 31, 2011, pursuant to which she was compensated at a rate of $5,000 per month, for an annual rate of $60,000. During the nine months ended December 31, 2009, the Company increased the compensation rate for Ms. Allison, from $5,000 per month to $6,000 per month, for an annual rate of $72,000. During the three months ended December 31, 2009, the Company charged to operations the amount of  $18,000 in quarterly salary for Ms. Allison, of which $19,000 was paid to her during the quarter and the overpayment of $1,000 reduced the previously accrued salary. During the nine months ended December 31, 2009, the Company charged to operations the amount of  $51,000 in quarterly salary for Ms. Allison, of which $35,500 was paid to her during the quarter and the balance of $15,500 was accrued.

AVALON OIL & GAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 2009 AND 2008
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

NOTE 13: SHAREHOLDERS' EQUITY

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock, par value $0.10 per share.  As of December 31, 2009, the Company has 100 shares of preferred stock issued and outstanding.

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

During the three and nine months ended December 31, 2009 and 2008, the Company incurred $10,000 and $30,000, respectively, in preferred stock dividends, respectively.  As of  December 31, 2009, dividends in the amount of $22,200 have not been paid, and are carried on the Company’s balance sheet as Dividends Payable to Related Party.

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

AVALON OIL & GAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 2009 AND 2008
(Unaudited)

Common Stock

The Company has authorized 1,000,000,000 shares of common stock with a par value of $0.001 per share.  As of December 31, 2009, the Company has 141,704,193  shares of common stock issued and outstanding.

During the nine months ended December 31, 2009:

The Company issued 1,176,000 shares of common stock to interest holders in the Grace Wells pursuant to the buyout agreement.  The value of these shares in the amount of $28,224 was charged to Oil and Gas properties account.

The Company issued 1,500,000 shares of common stock to consultants for services provided, pursuant to consulting agreements.  The value of these shares in the amount of $25,950 was charged to operations during the nine months ended December 31, 2009. During the three months ended December 31, 2009, the Company cancelled 500,000 shares that had been previously issued to a consultant for services to be provided, the value of these shares in the amount of $9,950 has been credited to operations during the three months ended December 31, 2009.

The Company agreed to issue 33,000,000 shares of common stock valued at $0.01 per share or an aggregate of $330,000   to a group of investors (the “Note Conversion 1 Investors”) for the following consideration: (a) the Note Conversion 1 Investors converted a portion of the Company’s convertible note payable in the principal amount of $2,000 plus accrued interest in the amount of $367; (b) the Note Conversion 1 Investors assumed other notes payable of the Company in the principal amount of $250,000 plus accrued interest in the amount of $10,507, calculated as follows:

Conversion of notes payable and accrued interest	$2,367
Assumption of notes payable and accrued interest by investors	260,507
Total consideration	262,874
Value of 33,000,000 shares at $0.01 per share	(330,000)
Loss on extinguishment of debt	$(67,126)

As of December 31, 2009, 27,000,000 of these shares have been issued, and 6,000,000 shares remaining to be issued and are presented in the Company’s balance sheet as common stock subscribed.

The Company issued 1,250,000 shares of common stock to consultants for services to be provided over the next three months.  The value of these shares in the amount of $12,500 was charged to prepaid expenses during the three months ended December 31, 2009. As of December 31, 2009, the Company has expense the value of the $2,083 to operations.

During the three months ended December 31, 2009, the Company agreed to issue 30,000,000 shares of common stock valued at $0.0085 per share or an aggregate of $255,000 to a group of investors (the “Note Conversion 2 Investors”) for the following consideration; (a) the Note Conversion 2 Investors converted a portion of the Company’s convertible note payable in the principal amount of $1,000 plus accrued interest in the amount of $361; (b) the Note Conversion 2 Investors assumed a portion of a note payable of the Company in the principal amount of $10,000 (the original value of the note was $50,000) plus accrued interest of $1,068, calculated as follows:

Conversion of notes payable and accrued interest	$1,361
Assumption of notes payable and accrued interest by investors	11,068
Total consideration	12,429
Value of 30,000,000 shares at $0.0085 per share	(255,000)
Loss on extinguishment of debt	$(242,571)

As of December 31, 2009, 13,000,000 of these shares have been issued, and 17,000,000 shares remaining to be issued and are presented in the Company’s balance sheet as common stock subscribed.

AVALON OIL & GAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 2009 AND 2008
(Unaudited)
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

The following table summarizes the warrants outstanding and the related prices for the shares of the Company’s common stock issued to non-employees of the Company at December 31, 2009:

Warrants Outstanding			Warrants Exercisable
		Weighted Average			Weighted Average
Exercise	Number	Remaining Contractual	Weighted Average	Number	Remaining Contractual
Prices	Outstanding	Life (years)	Exercise Price	Exercisable	Life (years)
$0.10	500,000	1.86	$0.10	500,000	1.86
0.20	125,000	2.94	0.20	125,000	2.94
0.60	150,000	3.21	0.60	150,000	3.21
	775,000	2.30		775,000	2.30

Transactions involving warrants are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at March 31, 2009	775,000	$0.21
Granted	-	-
Exercised	-	-
Cancelled or expired	-	-
Outstanding at December 31, 2009	775,000	$0.21

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

On March 27, 2007 LLTI entered into non-exclusive license in the United States for a leak detection and location technology developed by the Rensselaer Polytechnic Institute ("Rensselaer") through its researcher Michael Savic. The agreement calls for a milestone license fee of $10,000 sixteen months following the effective date of the agreement or the first production introduction, which ever is sooner. A royalty fee of four and one-half percent (4.5%) of gross sales of licensed products is also required with the annual minimum royalty payments. As of December 31, 2009, the Company has accrued the $10,000 milestone license fee.  During the three months ended December 31, 2009, the Company determined that the Leak Location Technology license value was impaired, which resulted in the impairment expense of $534,711.  As of December 31, 2009, the Company has valued this technology at $0.   (See note 7.)

AVALON OIL & GAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 2009 AND 2008
(Unaudited)

On February 11, 2008 the Company entered into a technology license of a patented process for enzyme based technology for the improvement and increase of the extraction of hydrocarbons from underground. The original terms of the agreement called for a payment of $75,000, however the agreement was modified for a payment of $10,000 in cash and 200,000 shares of common stock which were valued at $20,000. Terms of the agreement call for an annual renewal fee of $100,000 on the anniversary date of the agreement. The license calls for royalties of six percent of the net sales of licensed products or services. All royalties earned during the first 365 days of the agreement shall be forgiven until such amount equals $100,000.  As of December 31, 2009, the Company has accrued the annual license renewal fee of $100,000. During the three months ended December 31, 2009, the Company determined that the BIO-CAT Technology license value was impaired, which resulted in the impairment expense of $30,000.  As of December 31, 2009, the Company has valued this technology at $0.   (See note 7.)

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

During the three months ended December 31, 2009, a settlement agreement was entered into between the Company and the Operator.  As a result of this agreement, the Company has received the revenues which were due from these wells, which was applied to the adjust lease operating expenses.

NOTE 16: EARNINGS PER SHARE

ASC 260-10-45 (formerly referred to as SFAS 128) requires a reconciliation of the numerator and denominator of the basic and diluted earnings per share (EPS) computations. The following securities were not included in the calculation of diluted earnings per share because their effect was anti-dilutive.

Anti-dilutive shares at December 31, 2009:

The following warrants were not included in basic or fully-diluted earnings per share because the effect would have been anti-dilutive:   125,000 warrants at an exercise price of $0.20 per share; 150,000 warrants at an exercise price of $0.60 per shares; and 500,000 warrants at an exercise price of $0.10 per shares.

AVALON OIL & GAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 2009 AND 2008
(Unaudited)

Diluted shares does not include shares issuable to the preferred shareholder pursuant to his right to convert preferred stock into sufficient common shares sufficient to equal 40% of the post conversion outstanding shares as the effect would be anti-dilutive.

Anti-dilutive shares at December 31, 2008:

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

NOTE 17:  SUBSEQUENT EVENTS

The Company has evaluated subsequent events through February 22, 2010, the filing date of this Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2009, and has disclosed such items in Note 17 “Subsequent Events” herein. During January 2010, the Company issued an additional 5,000,000 shares for the conversion of the convertible note payables and assumption of debt in the aggregate amount of $260,000.

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

On June 15, 2006, we acquired a fifty percent (50%) working interest in the J.C. Kelly wellbore, a 121.9 acre lease in Wood County, Texas, in addition to the E.A. Chance #1 and #2 wellbores, a 40 acre lease in Camp County, Texas and all of the surface equipment for the properties, from KROG Partners LLC. The J. C. Kelly well produces from the Paluzy Interval and the Change # 1 and #2 wells produce from the Sub-Clarksville zone, within an active waterflood area. We transferred our interest in the J.C Kelly wellbore back to Krog Partners, LLC.

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

On October 17, 2007, we signed a non-binding letter of intent with Gran Tierra Energy Colombia, Ltd. ("Gran Tierra"), a Colombian Energy company, expressing our intent to acquire Gran Tierra's interest in the Mecaya Block and the Talora Block. Pursuant to the non-binding letter of intent, we are required to pay $1,500,000 in cash for Gran Tierra's interest in the Mecaya Block. However, at this time our management does not believe that the terms of the non-binding letter of intent will be complied with, or that we will enter into a definitive agreement

On October 31, 2007, we announced in a press release that we closed upon the acquisition of non-operated production in the Lake Washington Field in Plaquemines Parish, Louisiana. Since its discovery in the 1930, the Lake Washington Field has produced approximately 350 million barrels of oil. We hold approximately a 0.7% working interest in 3 units that are currently producing over 1000 barrels of oil per day.

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

During the three months ended December 31, 2009, the Company reduced the amount recorded for the assumption of accounts payable pursuant to the Bedford Energy transaction in the amount of $26,785.  Also during the three months ended December 31, 2009, the Company determined that the Leak Location Technology license and the BIO-CAT Technology license value was impaired, which resulted in a write-down of $564,711.

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

Going Concern

The December 31, 2009, financial statements have been prepared assuming the Company will continue as a going concern. However, the Company has incurred a loss of $26,907,587 from inception through December 31, 2009, and has a working capital deficiency  of $1,257,709 as of December 31, 2009.  Shareholder’s equity as of  December 31, 2009 is $1,123,104. The Company currently has minimal revenue generating operations and expects to incur substantial operating expenses in order to expand its business. As a result, the Company expects to incur operating losses for the foreseeable future.  The accompanying consolidated financial statements do not include any adjustments that might become necessary should the Company be unable to continue as a going concern.

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

Results of Operations

Three months ended December 31, 2009 compared to the three months ended December 31, 2008:

Revenues

Revenues for the three months ended December 31, 2009 were $68,545 an increase of approximately 22% compared to revenues of  $56,037 for the three months ended December 31, 2008.  Revenues from the sale of oil and gas increased as a result of  the increase in the market price of oil and gas

Lease Operating Expenses

During the three month period ending December 31, 2009, our lease operating expenses were  $19,896, a decrease of $25,914 or approximately 57% compared to  $45,810 for the three month period ended December 31, 2008. This decrease was the result of the completion of workover (s) to bring the wells into production during the three months ended December 31, 2009.

Selling, General, and Administrative Expenses

Selling, general and administrative expenses for the three months ended December 31, 2009 were $92,400, a decrease of $175,768 compared to selling, general and administrative expenses of $268,168 during the three months ended December 31, 2008.   This decrease was the mainly result of a reduction in the use of outside consultants and decreased travel expenses.  Selling, general and administrative expenses for 2009 consisted primarily of  payroll and related costs of $49,501; legal and accounting fees in the amount of $18,906; investor relations costs of $14,266; facilities costs in the amount of $13,987; and travel and entertainment expenses of $9,172.

Impairment expense

 During the three months ended December 31, 2009, the Company determined that the value of the Leak Location Technology license and the BIO-CAT Technology license were no longer of value, as a result the Company expensed the remaining value of $564,711 to operations during the period.  There is no comparable expense during the period ended December 31, 2008.

Stock Based Compensation

Stock based compensation costs were ($7,867) for the three months ended December 31, 2009 compared to $85,000 for the three months ended December 31, 2008.  The Company used more outside consultants in prior periods as we were building our business model, and those services have been largely discontinued.

Depreciation, Depletion, and Amortization

Depreciation, Depletion, and Amortization were $106,627 for the three months ended December 31, 2009, an increase of $32,963 or approximately 45% compared to $73,664 for the three months ended December 31, 2008.  The reason for this increase was the increase in oil and gas reserves and associated depletion.

Interest Expense, net of Interest Income

Interest expense, net of interest income was $236,637 for the three months period ended December 31, 2009, an increase of $223,772 compared to interest income, net of interest expense of $12,865 for the three month period ending December 31, 2008. This increase is due to an increase in notes payable and the amortization of the discount on the notes payable.

Gain and loss on extinguishment of debt

During the three months ended December 31, 2009, the Company agreed to issue 30,000,000 shares of common stock for the conversion of debt in the amount of $1,361 and the assumption of notes payable and accrued interest in the amount of $11,068.  This resulted in a loss on extinguishment of debt in the amount of $242,570.

Net Loss

For the reasons stated above, our net loss for the three months ended December 31, 2009, amounted to $1,186,429,  an increase of $738,459 or approximately 165% compared to a net loss of $447,970 during the prior period.

Nine months ended December 31, 2009 compared to the nine months ended December 31, 2008:

Revenues

Revenues for the nine months ended December 31, 2009 were $193,557 a decrease of approximately 36% compared to revenues of  $303,902  for the nine months ended December 31, 2008.  Revenues from the sale of oil and gas decreased as a result of a weakness in the market price of oil and gas.

Lease Operating Expenses

During the nine months period ending December 31, 2009, our lease operating expenses were $101,580, a decrease of $131,258 or approximately 56% compared to  $232,838 for the nine month period ended December 31, 2008.  This decrease was the result of the completion of the workover (s) on the Company’s oil and gas wells during the nine months ended December 31, 2008.

Selling, General, and Administrative Expenses

Selling, general and administrative expenses for the nine months ended December 31, 2009 were $431,558, a decrease of $230,127 compared to selling, general and administrative expenses of $661,685 during the nine months ended December 31, 2008.  This decrease was the mainly result of a decreased travel expenses.   Selling, general and administrative expenses for 2009 consisted primarily of  payroll and related costs of $167,904; legal and accounting fees in the amount of $144,638; facilities costs in the amount of $42,720; travel and entertainment expenses of $24,081; office expenses of $14,149; and investor relations costs of $18,932.

Impairment expense

 During the nine months ended December 31, 2009, the Company determined that the value of the Leak Location Technology license and the BIO-CAT Technology license were no longer of value, as a result the Company expensed the remaining value of $564,711 to operations during the period.  There is no comparable expense during the period ended December 31, 2008.

Stock Based Compensation

Stock based compensation costs were $18,083 for the nine months ended December 31, 2009 compared to $271,000 for the nine months ended December 31, 2008.  The Company used more outside consultants in prior periods as we were building our business model, and those services have been largely discontinued.

Depreciation, Depletion, and Amortization

Depreciation, Depletion, and Amortization were $581,800 for the nine months ended December 31, 2009, an increase of $308,360 or approximately 113% compared to $273,440 for the nine months ended December 31, 2008.  The reason for this increase was the increase in the Company’s oil and gas reserves and associated depletion.

Interest Expense, net of Interest Income

Interest expense, net of interest income was $492,615 for the nine months period ended December 31, 2009, an increase of $474,831 compared to interest expense, net of interest income, of $17,784 for the nine months period ending December 31, 2008. This increase is due to an increase in notes payable and the amortization of the discount on the notes payable.

Gain and loss on extinguishment of debt

During the nine months ended December 31 2009, the Company agreed to issue 63,000,000 shares of common stock for the conversion of debt in the amount of $3,728 and the assumption of notes payable and accrued interest in the amount of $271,575.  This and a smaller similar transaction resulted in a loss on extinguishment of debt in the amount of $309,696.

Net Loss

For the reasons stated above, our net loss for the nine months ended December 31, 2009 amounted to $2,306,486,  an increase of $977,641 or approximately 74% compared to a net loss of $1,328,845 during the prior period.

LIQUIDITY AND CAPITAL RESOURCES

The December 31, 2009, financial statements have been prepared assuming the Company will continue as a going concern. However, the Company has incurred a loss of $26,907,587 from inception through December 31, 2009, and has a working capital deficiency  of $1,257,709   and shareholder’s equity of $1,123,104, respectively, as of December 31, 2009. The Company currently has minimal revenue generating operations and expects to incur substantial operating expenses in order to expand its business. As a result, the Company expects to incur operating losses for the foreseeable future.  The accompanying consolidated financial statements do not include any adjustments that might become necessary should the Company be unable to continue as a going concern.

Our cash and cash equivalents were $18,167 on December 31, 2009, compared to $26,406 on March 31, 2009. We met our liquidity needs through the issuance of our common stock and notes payable for cash and the revenue derived from oil and gas operations.

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

Operating activities

Net cash used by operating activities for the nine months ended December 31, 2009 was $13,889 compared to $572,227 used in the nine months ended December 31, 2008, because many 2009 expenses such as amortization, depreciation did not affect cash.

The Company had a net loss of $2,316,436 for the nine months ended December 31, 2009 compared to a net loss of $1,328,845 for the nine months ended December 31, 2008. Net accounts receivable as of December 31, 2009 were $38,925 compared to $40,827 for March 31, 2009.

Investing activities

For the nine months ended December 31, 2009 we used $350 for investing activities compared to the use of $755,150 in the nine months ended December 31, 2008 because in 2008 funds were used to purchase working interest in the Grace Field.

Financing activities

Our financing activities for the nine months ended December 31, 2009 provided cash of $6,000 as compared to $1,303,891 for the period ended December 31, 2008 principally from the sale of stock. We plan to raise additional capital during the coming fiscal year.

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

PART II

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company issued 1,250,000 shares of common stock to consultants pursuant to consulting agreements.  These shares were valued at $12,500.  During the three months ended December 31, 2009, the Company cancelled 500,000 of these shares that were issued during the three months ended September 30, 2009.

The Company issued 30,000,000 shares of common stock to note holders for the conversion and assumption of notes payable in the aggregate of $11,000.  These shares were valued at $255,000.  As of December 31, 2009, 13,000,000 were issued and 17,000,000 were shown as common stock subscribed.

The Company issued 12,000,000 shares of common stock that were previously accrued during the prior quarter for the conversion and assumptions of notes.

(b) None.

(c) None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

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

Avalon Oil & Gas, Inc.

Date: February 22, 2010	By:	/s/ Kent Rodriguez
Kent Rodriguez
Chief Executive Officer Chief Financial and Accounting Officer