Form 10-K
period 2010-03-31
Avalon Oil & Gas, Inc.
filed 2010-07-22
CIK 918573

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended March 31, 2010

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

225,704,193 shares of our common stock were issued and outstanding as of July 12, 2010.

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

Acquisition Strategy

Our strategy is to acquire oil and gas producing properties that have proven reserves and established in-field drilling locations with a combination of cash, debt, and equity. We believe that acquisition of such properties minimizes our risk, allows us to generate immediate cash flow, and provides in-field drilling locations to expand production within the proven oil and gas fields. We will aggressively develop these low cost/low risk properties in order to enhance shareholder value. In addition, Avalon's technology group acquires oil production enhancing technologies. Through its strategic partnership with Innovaro  Corporation, (ASE: INV) a transfer technology company, Avalon is building an asset portfolio of innovative technologies in the oil and gas industry to maximize enhancement opportunities at its various oil and gas properties.

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

On October 31, 2007, we announced in a press release that we closed upon the acquisition of non-operated production in the Lake Washington Field in Plaquemines Parish, Louisiana. Since its discovery in the 1930, the Lake Washington Field has produced approximately 350 million barrels of oil. We hold approximately a 0.70% working interest in 3 well unit that is  producing over 1000 barrels of oil per day.

On April 7, 2008 we announced in a press release our acquisition in December 2007 of a 5% working interest in the 1,280 acre Waters prospect. The first well is being drilled between two gas wells that have  produced over 500 million cubic feet of natural gas in the two years they have been in production.

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

The Company has reached an agreement to purchase a 13.50% working interest in the Grace # 1, a 22.50% working interest in the Grace # 2, an 11.50% working interest in the Grace # 3 and Grace # 5A, and a 21.50% working interest in the Grace #6, for $40,687.50, from 15 working interest owners.  We expect to close this purchase before July 31, 2010.

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

PATENTS, TRADEMARKS, AND PROPRIETARY RIGHTS

On May 17, 2006, The Company signed a strategic alliance agreement with Innovaro Corporation, a technology transfer company to develop a portfolio of new technologies for the oil and gas industry.

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

On May 17, 2007, The Company renewed its strategic alliance agreement with Innovaro Corporation, a technology transfer company to develop a portfolio of new technologies for the oil and gas industry.

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

EMPLOYEES

As of March 31, 2010 we had two full time employees consisting of our President, Mr. Kent Rodriguez, and Vice President, Ms. Jill Allison. The Board retains consultants and advisors on as needed basis.  They are compensated by the issuance of the Company’s common stock. We do not have any part time employees at this time.

RESEARCH AND DEVELOPMENT

During the last three fiscal years, we did not incur research and development expenses.

ITEM 1A.  RISK FACTORS

Any investment in our securities is highly speculative.  The Company's business and ownership of shares of our common stock are subject to numerous risks.  You should not purchase our shares if you cannot afford to lose your entire investment. You should consider the following risks before acquiring any of our shares.

We have never been, and may never be, profitable.

During the past several years, we have attempted, without success, to generate revenues and profits. For the year ended March 31, 2010, we incurred a net loss of $2,273,164. We cannot assure that we will ever be profitable.

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

A significant number of shares are eligible for public sale, potentially depressing our stock price. Under the SEC's Rule 144, shares issued in issuances which are not registered with the SEC generally first become eligible for public resale after six months. Shareholders who are affiliates of us generally may resell only a limited number of their privately acquired shares after six months. After six months, stockholders who are not affiliated with us may resell any number of their privately acquired shares pursuant to Rule 144. The resale of the shares we have privately issued, or the potential for their future public resale, may depress our stock price.

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

ITEM 2.  PROPERTIES

Our corporate office is located at 7808 Creekridge Circle, Suite 105, Minneapolis, Minnesota 55439. This office space is leased from an unaffiliated third party on three year lease, which ends on December 1, 2010, for a monthly rental of $3,100.

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

We have acquired a 50% working interest in a salt water disposal well and offset and development acreage in the two quarter sections (320 acres)  adjoining the Grace Wells in the East Chandler Field.

The table below shows the Company’s working interests in the Grace Wells as of March 31, 2010:

Well	March 31, 2009 Working Interest	Additional Acquisition	March 31, 2010 Working Interest
Grace #1	38%	8%	46%
Grace #2	27%	0%	27%
Grace #3	34%	7%	41%
Grace #5A	34%	2%	36%
Grace #6	30%	3%	33%

The Company has reached an agreement to purchase a 13.50% working interest in the Grace # 1, a 22.50% working interest in the Grace # 2, an 11.50% working interest in the Grace # 3 and Grace # 5A, and a 21.50% working interest in the Grace #6, for $40,687.50, from 15 working interest owners.  We expect to close this purchase before July 31, 2010.

ITEM 3.  LEGAL PROCEEDINGS

The Company is not a party to any legal proceedings that would have a material effect on the Company’s operations.

ITEM 4.  (REMOVED AND RESERVED)

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

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

Per Share Common Stock Bid Prices by Quarter For the Two Most Recent Fiscal Years
	High	Low
Quarter Ended March 31, 2010	$0.015	$0.006
Quarter Ended December 31, 2009	$0.019	$0.005
Quarter Ended September 30, 2009	$0.025	$0.012
Quarter Ended June 30, 2009	$0.025	$0.011
Quarter Ended March 31, 2009	$0.035	$0.015
Quarter Ended December 31, 2008	$0.040	$0.019
Quarter Ended September 30, 2008	$0.175	$0.032
Quarter Ended June 30, 2008	$0.220	$0.120

As of June 30, 2010, 225,557,002 shares of our Common Stock were outstanding and the number of holders of record of our Common Stock at that date was approximately 1145. However, we estimate that there are a significantly greater number of shareholders because a substantial number of our shares are held in nominee names by brokerage firms. (Per recent shareholder list from transfer agent).

(b) Dividends

No dividends on the Common Stock were paid by us during the fiscal year ended March 31, 2010, or the fiscal year ended 2009, nor do we anticipate paying dividends on Common Stock in the foreseeable future. Holders of Common Stock are entitled to receive such dividends as may be declared by our Board of Directors.

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

RECENT SALES OF UNREGISTERED SECURITIES

The Company sold the following unregistered securities between January 1, 2010 and March 31, 2010:

During the three months ended March 31, 2010, the Company issued 3,000,000 shares of common stock to consultants for services provided. The value of these shares in the amount of $31,100 was charged to operations.

During the three months ended March 31, 2010, the Company issued 20,000,000 shares of common stock that were subscribed as of December 31, 2009 for the conversion and assumption of debt.

All other unregistered securities sold by the Company during the past three years, but prior to January 1, 2010, have been included in the Company's 10-Q filings.

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

ITEM 6.  SELECTED FINANCIAL DATA

Not  applicable.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

RESULTS OF OPERATIONS AND PLAN OF OPERATION

The following discussion and analysis should be read in conjunction with our financial statements and notes related thereto. The discussion of results, causes and trends should not be construed to infer conclusions that such results, causes or trends necessarily will continue in the future.

For the year ended March 31, 2010 compared to the year ended March 31, 2009

Revenues

Revenues for the year ended March 31, 2010 were $262,660, a decrease of approximately 18% compared to revenue of $320,712 for the year ended March 31, 2009.  Revenues from the sale of oil and gas decreased as a result of the lower market price for oil and natural gas.

Lease Operating Expenses

During the year ending March 31, 2010, our lease operating expenses were $121,181, an increase of $49,211 or approximately 63% compared to  $71,970 for the year ended March 31, 2009.  This increase was the result of the workover expense of the Grace Wells.

Selling, General, and Administrative Expenses

Selling, general and administrative expenses for the year ended March 31, 2010 were $826,179 a decrease of $419,633 or approximately 34% compared to selling, general and administrative expenses of $1,245,812 during the year ended March 31, 2009.   Selling, general and administrative expenses for 2010 consisted primarily of payroll and related costs of $217,587; legal and accounting fees in the amount of $175,377; license fees in the amount of $100,000; facilities costs in the amount of $59,948; investor relations costs of $21,738;   travel and entertainment expenses of $26,671; office expenses of $24,691; bad debt expense of $188,198; and consulting fees in the amount of $4,942.

Non-Cash Compensation

Non-cash compensation for the year ended March 31, 2010 was $98,600, a decrease of $331,820 or approximately 77% compared to non-cash compensation of $430,420 for the year ended March 31, 2009.  This decrease was the result of a reduction of common stock issuances to consultants as payment and the reduction of the use of outside consultants.

Acquisition Costs

Acquisition costs for the year ended March 31, 2009 were $122,500; there were no such costs during the comparable period of the prior year. These costs represent the commissions  paid for the acquisition of the Bedford Energy assets.

Depreciation, Depletion, and Amortization

Depreciation, Depletion, and Amortization were $321,188 for the year ended March 31, 2010, a decrease of $25,806 or approximately 7% compared to $346,994 for the year ended March 31, 2008.  The reason for the decrease is the reduction in the amortization of the technologies that were acquired from Innovaro Corporation.

Interest Expense, net of Interest Income

Interest expense, net of interest income of $511,268 for the year ended March 31, 2010, an increase of $467,796  or approximately 1,076%  compared to interest expense, net of $43,472 for the year ending March 31, 2009. This increase is due to an increase in notes payable and the amortization of the discount on the notes payable.

Loss on Sale of Property

During the year ended March 31, 2009, the Company sold an oil and gas property for a loss of $16,000;  there were no such losses during the year ended March 31, 2010.

Loss on Sale of Minority Interest

During the year ended March 31, 2009, the Company sold a minority interest in an oil and gas property  for a loss of $37,500; there were no such losses during the year ended March 31, 2010.

Gain from Settlement of Debt

During the year ended March 31, 2010, the Company entered into an agreement for the settlement of debt in the amount of $20,032 for a cash payment of $3,000, this resulted in a gain from the settlement of debt in the amount of $17,032.

Gain on Cancellation of License Agreement

During the year ended March 31, 2010, the Company terminated a license agreement which resulted in a gain of $200,000 of license fees.

Net Loss

For the reasons stated above, our net loss for the year ended March 31, 2010, amounted to $2,273,164, a decrease of $107,865 or approximately 5% compared to a net loss of $2,381,029 during the prior period.

Liquidity and Capital Resources

The March 31, 2010, financial statements have been prepared assuming the Company will continue as a going concern. However, the Company has incurred a loss of $27,170,111 from inception through March 31, 2010, and has a working capital deficiency of $1,393,871,  and shareholder’s equity of $945,680, respectively, at March 31, 2010. The Company currently has minimal revenue generating operations and expects to incur substantial operating expenses in order to expand its business. As a result, the Company expects to incur operating losses for the foreseeable future.  The accompanying consolidated financial statements do not include any adjustments that might become necessary should the Company be unable to continue as a going concern.

Our cash and cash equivalents were $46,522 on March 31, 2010, compared to $26,406 on March 31, 2009. We met our liquidity needs through the issuance of our common stock and notes payable for cash and the revenue derived from oil and gas operations.

We need to raise additional capital during the fiscal year, but currently have not acquired sufficient additional funding. Our ability to continue operations as a going concern is highly dependent upon our ability to obtain immediate additional financing, or generate revenues from our acquired oil and gas leasehold interest, and to achieve profitability, none of which can be guaranteed. Unless additional funding is located, it is highly unlikely that we can continue to operate. There is no assurance that even with adequate financing or combined operations, we will generate revenues and be profitable.

Ultimately, our success is dependent upon our ability to generate revenues from our acquired oil and gas leasehold interests.

Operating activities

Net cash used by operating activities for the year ended March 31, 2010 was $46,534 compared to $1,040,969 provided in the year ended March 31, 2009.

The Company had a net loss of $2,273,164 for the year ended March 31, 2010 compared to a net loss of $2,381,029 for the year ended March 31, 2009. Net accounts receivable for the year ended March 31, 2010 was $11,340 compared to $40,827 for the year ended March 31, 2009.

Investing activities

For the twelve months ended March 31, 2010 we used $350 in investing activities compared to $740,221 in the twelve months ended March 31, 2009.  The primary use of cash for investing activities in 2009 was $637,500 (net of the sale of a minority interest)  used for the acquisition of the Grace Wells assets from Bedford Energy.

Financing activities

Our financing activities for the period ended March 31, 2010 provided cash of $67,000 as compared to $1,698,908 for the period ended March 31, 2009. We plan to raise additional capital during the coming fiscal year.  Cash generated by financing activities consisted of $67,000 from the issuance of notes payable.

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

Purchase of Significant Equipment

During the twelve months ended March 31, 2010, we used $0 for the purchase of equipment, compared to $1,000 in equipment for the year ended March 31, 2009.

ITEM 8.   FINANCIAL STATEMENTS.

Our audited Financial Statements begin on page F-1.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Our principal executive and financial officers, after evaluating the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of March 31, 2010, have concluded that as of March 31, 2010, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is accumulated and communicated to our management, including our Chief Executive Officer, as appropriate to allow timely decisions regarding required disclosure, and (ii) is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms.

There have been no changes in our internal controls or in other factors that could affect these controls during or subsequent to the end of the period covered by this report.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934. Our internal control over financial reporting is a process designed to provide reasonable assurance with respect to the reliability of financial reporting and the preparation and fair presentation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures which:

· Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

· Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

· Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting as of March 31, 2010 based upon the criteria set forth in the Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

This Annual Report does not include an attestation report of our registered public accounting firm with respect to internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission which permit us to provide only our management’s report in this Annual Report.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting identified during our year ended March 31, 2010, which have materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our Directors and Executive Officers are shown below:

Name	Age	Position
Kent Rodriguez	50	Chief Executive Officer, President, Secretary, and Principal Financial Officer
Jill Allison	42	Vice President
Douglas Barton	69	Director
Stephen Newton	60	Director

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

The Company's Directors will serve in such capacity until the next annual meeting of the Company's shareholders and until their successors have been elected and qualified. There are no family relationships among the Company's officers and directors, nor are there any arrangements or understanding between any of the directors or officers of the Company or any other person pursuant to which any officer or director was or is to be selected as an officer or director. The Directors took action eight (8) times by written consent during the fiscal year ended March 31, 2010.

In 1999, the Board of Directors established a Compensation Committee. It is currently comprised of Messrs. Barton and Newton. The Compensation Committee held one meeting in fiscal 2010.

In May 2000, the Board of Directors established an Audit Committee. It is currently comprised of Messrs. Barton and Newton. The Audit Committee held one (1) meeting in fiscal 2010.

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

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934 (the "34 Act") requires our officers and directors and persons owning more than ten (10%) percent of our Common Stock to file initial reports of ownership and changes in ownership with the Securities and Exchange Commission ("SEC"). Additionally, Item 405 of Regulation S-B under the 34 Act requires us to identify in our Form 10-K and proxy statement those individuals for whom one of the above referenced reports was not filed on a timely basis during the most recent fiscal year or prior fiscal years. Given these requirements, we have the following report to make under this section. None of our officers or directors, and all persons owning more than ten percent of its shares have filed the subject reports, if required, on a timely basis during the past fiscal year.

ITEM 11.  EXECUTIVE COMPENSATION

The following table sets forth information concerning the compensation for services in all capacities rendered to us for the year ended March 31, 2010, of our Chief Executive Officer and our other executive officers whose annual compensation exceeded $100,000 in the fiscal year ended March 31, 2010, if any. We refer to the Chief Executive Officer and these other officers as the named executive officers.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($) (2)	Total ($)
Kent Rodriguez	2010	$120,000	$-	$-	$-	$-	$-	$40,000	$160,000	(3)	(4)
CEO and President	2009	$120,000	$-	$-	$-	$-	$-	$40,000	$160,000	(1)	(4)
	2008	$84,000	$-	$-	$-	$-	$-	$40,000	$124,000	(1)	(4)

(1) Effective on May 31, 2005, Mr. Rodriguez became subject to an employment agreement pursuant to which he is paid $7,000 per month in wages.
(2) Mr. Rodriguez owns the 100 shares of Preferred Stock outstanding. These shares pay an 8% dividend. The balance due Mr. Rodriguez as of March 31, 2010 is $31,700.
(3) Effective On April 1, 2008, Mr. Rodriguez became subject to a new employment agreement pursuant to which he is paid $10,000 per month in wages.
(4) We paid Mr. Rodriguez in $84,000 in 2008, $100,900 in 2009 and $26,300 in 2010 and has an accrued balance of $_$112,800 as of March 31, 2010.

Outstanding Equity Awards at Fiscal Year-End as of March 31, 2010

Option Awards	Stock Awards

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
None	-	-	-	-	-	-	-	-	-

 Director Compensation

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Kent Rodriguez	$-	$-	$-	$-	$-	$-	$-
Jill Allison	$-	$-	$-	$-	$-	$-	$-
Douglas Barton	$-	$-	$-	$-	$-	$-	$-
Stephen Newton	$-	$-	$-	$-	$-	$-	$-

EMPLOYMENT AGREEMENTS

The Company has employment agreements with its two officers.  The employment agreements provide for salaries and benefits and extend up to five years.  In addition to salary and benefits provisions, the agreements include defined commitments should the employer terminate the employee with or without cause.

KENT RODRIGUEZ

In 2009, Mr. Rodriguez was under an employment agreement dated April 1, 2008 that expires on March 31, 2013, pursuant to which he was compensated at an annual rate of $120,000. During the fiscal year ending March 31, 2010, we paid Mr. Rodriguez $26,300, and accrued $93,700.  We have accrued $19,100 for the previous fiscal years.

JILL ALLISON

In 2009, Ms. Allison, our Secretary, was under an employment agreement dated April 1, 2008 that expires on March 31, 2011, pursuant to which she was compensated at a rate of $5,000 per month, for an annual rate of $60,000. During the nine months ended December 31, 2009, the Company increased the compensation rate for Ms. Allison, from $5,000 per month to $6,000 per month, for an annual rate of $72,000. During the year ended March 31, 2010, the Company charged to operations the amount of $69,000 in annual salary for Ms. Allison, of which $51,500 was paid to her during the year and the balance of $17,500 was accrued.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding ownership of our Common Stock as of June 30, 2010 by (i) each person known by us to be the beneficial owner of more than five (5%) percent of our outstanding Common Stock; (ii) each director of our Company; and (iii) all executive officers and directors of our Company as a group. As of June 30, 2010, we had a total of 225,557,002 common shares issued and outstanding.

	Amount and	%
	Nature of	of outstanding
Name of Beneficial Owner	Beneficial ownership	Common stock (1)
Kent Rodriguez
7808 Creekridge Circle, Suite 105
Minneapolis, MN 55439	188,899,924	40%

Douglas Barton
7808 Creekridge Circle, Suite 105
Minneapolis, MN 55439	950,000	<1%

Jill Allison
7808 Creekridge Circle, Suite 105
Minneapolis, MN 55439	750,000	<1%

Stephen Newton
7808 Creekridge Circle, Suite 105
Minneapolis, MN 55439	750,000	<1%

CEDE & Co.
P.O. Box 222
Bowling Green Station
New York, NY 10274	127,007,199	44%

Reserve Shares	55,227,734	19%

All directors and officers as a group	191,349,924	48%

(1) Includes 10,100 shares of Common stock owned by Weyer Capital Corporation, an affiliate of Mr. Rodriguez, and 188,439,824 shares of Common Stock issuable upon the conversion of 100 shares of Series A Preferred Stock.

Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders
Equity compensation plans not approved by security holders
Total

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Promissory Notes

On July 15, 2009, the Company borrowed $6,000 from an officer of the corporation. The note carried a 10% interest rate and matured on December 15, 2009. Interest in the amount of $426 and $0 was recorded for the year ended March 31, 2010 and 2009, respectively. This note is in default as of March 31, 2010.

On January 22, 2010, the Company borrowed $9,000 from an officer of the corporation.  The note carries an interest rate of 10% per annum and matures on January 22, 2011.  Interest in the amount of $37 and $0 was recorded for the year ended March 31, 2010 and 2009, respectively.

On February 18, 2010, the Company borrowed $2,000 from an officer of the corporation.  The note carries an interest rate of 10% per annum and matures on December 15, 2010.  Interest in the amount of $101 and $0 was recorded for the year ended March 31, 2010 and 2009, respectively.

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

During the years ended March 31, 2010 and 2009, the Company incurred $40,000 in preferred stock dividends, respectively.  As of March 31, 2010, there is $34,130 accrued preferred stock dividends.

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

Employment Agreements

KENT RODRIGUEZ

In 2009, Mr. Rodriguez employed pursuant to an employment agreement dated April 1, 2008 that expires on March 31, 2013, pursuant to which he was compensated at an annual rate of $120,000. The Company paid Mr. Rodriguez $26,300 the during the fiscal year ending March 31, 2010, and has accrued $93,700 for the fiscal year ending March 31, 2010.   We have accrued $19,100 for Mr. Rodriguez from the previous fiscal years.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

1. AUDIT FEES.

Our audit fees for the years ended March 31, 2010 and 2009 were as follows:

2010	2009
$52,660	$76,275

2. TAX FEES.

Our tax return fees for the years ended March 31, 2010 and 2009 were as follows:

2010	2009
$-	$15,000

3. ALL OTHER FEES.

2010	2009
$-	$-

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibit Number	Description
3.1	Restated Articles of Incorporation (Incorporated by reference to Exhibit 3.1 to Registration Statement on Form SB-2, Registration No. 33-74240C).*
3.2	Restated Bylaws (Incorporated by reference to Exhibit 3.2 to Registration Statement on Form SB-2, Registration No. 33-74240C). *
3.3	Articles of Incorporation for the State of Nevada. (Incorporated by reference to Exhibit 2.2 to Form 10-KSB filed February 2000) *
3.4	Articles of Merger for the Colorado Corporation and the Nevada Corporation (Incorporated by reference to Exhibit 3.4 to Form 10-KSB filed February 2000) *
3.5	Bylaws of the Nevada Corporation (Incorporated by reference to Exhibit 3.5 to Form 10-KSB filed February 2000) *
4.1	Specimen of Common Stock (Incorporated by reference to Exhibit to Registration Statement on Form SB-2, Registration No. 33-74240C). *
31.1	Certification
32.1	Certification
* Incorporated by reference to a previously filed exhibit or report.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Avalon Oil & Gas, Inc.

Date: July 22, 2010	By:	/s/ Kent Rodriguez
Kent Rodriguez
Chief Executive Officer, President, Secretary and Principal Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Company in the capacities and on the dates indicated.

Date: July 22, 2010	By:	/s/ Kent Rodriguez
Kent Rodriguez
Chief Executive Officer, President, Secretary and Principal Financial Officer

Date: July 22, 2010	By:	/s/ Jill Allison
Jill Allison
Vice President, Director

Date: July 22, 2010	By:	/s/ Douglas Barton
Douglas Barton
Director

Date: July 22, 2010	By:	/s/ Stephen Newton
Steven Newton
Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Avalon Oil & Gas, Inc.

We have audited the accompanying consolidated balance sheets of Avalon Oil & Gas, Inc. (“the Company”) and subsidiary as of March 31, 2010 and 2009 and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statements presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of March 31, 2010 and 2009 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1, the Company has incurred significant losses from operations since its inception and has a working capital deficiency.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Bernstein & Pinchuk LLP

New York, New York
July 22, 2010

AVALON OIL & GAS, INC.
CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31,

	2010	2009
Assets		(Restated)
Current assets

Cash and cash equivalents	$46,522	$26,406
Accounts receivable, net of allowance for doubtful accounts of $19,696 and $0	11,340	40,827
Deposits and prepaid expenses	4,150	43,340
Receivable from joint interests, net of allowance for doubtful accounts of $168,502 and $0	-	159,208

Total current assets	62,012	269,781

Property and equipment, net	17,689	28,190
Unproven oil and gas properties	1,866,095	2,274,722
Producing oil and gas properties, net	263,268	421,440
Intellectual property rights, net	266,158	962,583

	$2,475,222	$3,956,716

Liabilities and stockholders' equity
Current liabilities
Accounts payable and accrued liabilities	$786,234	$744,892
Accrued liabilities – related parties	150,168	34,468
Dividends payable to related party	31,700	-
Accrued liabilities to joint interest	26,281	42,265
Note payable- related party	17,000	-
Notes payable, net of discount	444,500	600,982

Total current liabilities	1,455,883	1,422,607

Accrued Asset Retirement Obligation liability	73,659	67,865

	1,529,542	1,490,472

Commitments and contingencies	-

Stockholders' equity
Preferred stock, Series A, $0.10 par value, 1,000,000 shares
authorized; 100 shares issued and outstanding - stated at redemption value	500,000	500,000
Common stock, $0.001 par value; 1,000,000,000 shares authorized;
164,704,193 and 98,278,193 shares issued and outstanding	164,704	98,278
at March 31, 2010 and March 31, 2009, respectively
Additional paid-in capital - Common stock	27,379,920	26,761,738
Common stock subscribed	71,167	3,175
Accumulated deficit	(27,170,111)	(24,896,947)
Total stockholder's equity	945,680	2,466,244

	$2,475,222	$3,956,716

See notes to consolidated financial statements.

AVALON OIL & GAS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME (LOSS)
FOR THE YEARS ENDED MARCH 31,
(AUDITED)

	2010	2009
		(Restated)
Oil and gas sales	$262,660	$320,712

Operating expenses:
Lease operating expense, severance taxes
and ARO accretion	121,181	71,970
Selling, general and administrative expenses	826,179	1,245,812
Stock-based compensation	98,600	430,420
Acquisition costs	-	122,500
Impairment of producing wells	-	387,073
Impairment of licenses	564,711	-
Depreciation, depletion, and amortization	321,188	346,994
Total operating expenses	1,931,892	2,604,769

Operating loss	(1,669,232)	(2,284,057)

Other (income) expense:
Interest expense, net	511,268	43,472
Loss on sale of minority interest	-	37,500
Loss on the sale of property	-	16,000
Gain of cancellation of license agreement	(200,000)
Gain on settlement of debt	(17,032)	-
Loss on extinguishment of debt	309,696	-
Total other expense	603,932	96,972

Loss before taxes	(2,273,164)	(2,381,029)

Provision for taxes	-	-

Net loss	(2,273,164)	(2,381,029)

Dividends on preferred stock	(40,000)	(40,000)

Net loss attributable to common stock after preferred stock dividends	$(2,313,164)	$(2,421,029)

Net loss per share - basic and diluted	$(0.02)	$(0.04)

Weighted average shares outstanding - basic and diluted	121,067,393	57,636,261

See notes to consolidated financial statements.

AVALON OIL & GAS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED MARCH 31,
(AUDITED)

	2010	2009
		(Restated)
Cash flows from operating activities:
Net loss	$(2,273,164)	$(2,381,029)
Adjustments to reconcile net loss to net
cash used in operating activities:
Loss on sale of minority interest in Bedford Energy assets	-	37,500
Loss on sale of oil and gas properties	-	16,000
Write-off note receivable	-	25,000
Loss on extinguishment of debt	309,696	-
Gain on settlement of liability	(217,032)
Non-cash compensation	98,600	430,420
Impairment of goodwill	-	33,943
Impairment of producing wells	-	387,073
Bad debt	188,198	-
Depreciation	10,501	13,915
Depletion	178,985	102,526
Depreciation of ARO liability	2,896	2,898
Impairment of intangible asset	564,711	-
Amortization of discount on notes payable to interest expense	461,518	7,792
Amortization of intangible assets	131,703	220,822
Net change in operating assets and liabilities:
Accounts receivable	9,791	(17,354)
Joint Interest receivable	(9,294)	(159,208)
Prepaid expenses	39,190	69,647
Accounts payable and other accrued expenses	303,973	121,026
Dividend payable to related party	31,700	-
Due to related party	115,700	42,265
Asset retirement obligation	5,794	5,795
Net cash used in operating activities	(46,534)	(1,040,969)

Cash flows from investing activities:
Purchase of Bedford Energy assets	-	(900,000)
Purchase of interests in Grace Wells	(350)	(45,194)
Sale of a minority interest in Bedford Energy assets	-	262,500
Principal payment received on note receivable	-	65,000
Purchase of fixed assets	-	(1,000)
Disposal of oil and gas properties	-	10,000
Additions to oil and gas properties	-	(131,527)
Net cash used in investing activities	(350)	(740,221)

Cash flows from financing activities:
Proceeds from sale of common stock, net of costs	-	1,044,191
Proceeds from notes payable – related party	17,000	,
Proceeds from notes payable	50,000	660,000
Issuance of common stock for finders fee	-	122,217
Issuance of common stock for equity financing, net of fees	-	(32,500)
Payments on note payable	-	(95,000)
Net cash provided by financing activities	67,000	1,698,908

Net decrease in cash and cash equivalents	20,116	(82,282)

Cash and cash equivalents at beginning of period	26,406	108,688

Cash and cash equivalents at end of period	$46,522	$26,406

See notes to consolidated financial statements.

AVALON OIL & GAS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED MARCH 31, 2010 AND 2009
(AUDITED)
(Continued)

	2010	2009
Supplemental disclosures of cash flow information:		(Restated)

Cash paid during the period for:
Interest	$-	$2,524

Non-cash transactions:
Common stock issued in exchange for consulting services	$98,600	$240,420

Common stock issued for directors fees	$-	$190,000

Common stock issued for conversion of note payable and accrued interest	$555,000	$36,966

Fes attributable to equity financing	$-	$120,000

Common stock issued in error	$-	$27

Warrants issued as a discount to notes payable	$-	$11,310

Common stock issued as a discount on notes payable	$-	$458,000

Common stock issued for acquisition	$-	$428,425

Gain on cancellation of licensing agreement	$200,000	$-

See notes to consolidated financial statements.

AVALON OIL & GAS, INC.
STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT
FOR THE TWO YEARS ENDED MARCH 31, 2010

	Preferred Stock, Series A		Common Stock		Stock	Paid-in	Accumulated
	Shares	Par Value	Shares	Par Value	Subscribed	Capital	Deficit	Total
Balance as of March 31, 2008	100	$500,000	31,767,463	$31,768	$-	$24,446,046	$(22,515,918)	$2,461,895

Common stock issued for cash	-	-	13,349,317	13,346	-	1,030,942	-	1,044,289
Common stock issued for directors fees	-	-	2,000,000	2,000	-	188,000	-	190,000
Common stock issued for consulting services	-	-	5,700,000	5,700	-	189,720	-	195,420
Common stock issued for equity commission	-	-	1,100,000	1,100		43,900		45,000
Common stock issued for conversion of note payable	-	-	8,350,000	8,350	-	28,616	-	36,966
Common stock issued for asset acquisition	-	-	3,500,000	3,500	-	424,926	-	428,426
Common stock issued for property interest	-	-	7,859,250	7,862	-	180,763	-	188,625
Common stock issued for finders fee	-	-	3,000,000	3,000	-	117,000	-	120,000
Common stock issued in error	-	-	27,163	27	-	(27)	-	-
Common stock shares cancelled	-	-	(375,000)	(375)	-	375	-	-
Common stock issued as a discount to notes payable	-	-	22,000,000	22,000	-	436,000	-	458,000
Common stock to be issued for conversion of note payable	-	-	-	-	2,167	-	-	2,167
Common stock to be issued for property interest	-	-	-	-	1,008	-	-	1,008
Value of warrants issued	-	-	-	-	-	11,310	-	11,310
Syndication fees	-	-	-	-	-	(335,833)	-	(335,833)
Net loss	-	-					(2,381,029)	(2,381,029)
Balance as of March 31, 2009 (Restated)	100	$500,000	98,278,193	$98,278	$3,175	$26,761,738	$(24,896,947)	$2,466,244

Common stock issued for property interest	-	-	1,176,000	1,176	(1,008)	27,048	-	27,216
Common stock issued for consulting services	-	-	5,250,000	5,250	-	54,350	-	59,600
Common stock issued for conversion of note payable and assumption of debt	-	-	60,000,000	60,000	30,000	495,000	-	585,000
Reduction of liability for well acquisition	-	-	-	-	-	26,784	-	26,784
Common stock to be issued for consulting services	-	-	-	-	39,000	-	-	39,000
Discount on note payable due to beneficial conversion feature	-	-	-	-	-	15,000	-	15,000
Net loss	-	-	-	-	-	-	(2,273,164)	(2,273,164)
Balance as of March 31, 2010	100	$500,000	164,704,193	$164,704	$71,167	$27,379,920	$(27,170,111)	$945,680

See notes to consolidated financial statements.

AVALON OIL & GAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2010 AND 2009

NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

Avalon Oil & Gas, Inc. (the "Company") was originally incorporated in Colorado in April 1991 under the name Snow Runner (USA), Inc. The Company was the general partner of Snow Runner (USA) Ltd.; a Colorado limited partnership to sell proprietary snow skates under the name "Sled Dogs" which was dissolved in August 1992. In late 1993, the Company relocated its operations to Minnesota and in January 1994 changed our name to Snow Runner, Inc. In November 1994 we changed our name to the Sled Dogs Company. On November 5, 1997, we filed for protection under Chapter 11 of the U.S. Bankruptcy Code. In September 1998, we emerged from protection of Chapter 11 of the U.S. Bankruptcy Code. In May, 1999, we changed our state of domicile to Nevada and our name to XDOGS.COM, Inc. On July 22, 2005, the Board of Directors and a majority of the Company's shareholders approved an amendment to our Articles of Incorporation to change the Company's name to Avalon Oil & Gas, Inc., and to increase the authorized number of shares of our common stock from 200,000,000 shares to 1,000,000,000 shares par value of $0.001, and engage in the acquisition of producing oil and gas properties.

The Company is currently in the process of raising funds to acquire oil and gas properties and related oilfield technologies, which the Company plans to develop into commercial applications.

On July 17, 2006, the Company purchased all the outstanding shares of Ultrasonic Mitigation Technologies, Inc. (UMTI) from Innovaro Corporation for 16,250,000 shares of the Company's Common Stock valued at $695,500. The shares were valued at the average sales price received in private placements for sales of restricted common stock for cash. UMTI became a wholly owned subsidiary of the Company as of the date of acquisition. UMTI holds the technology license of a patented process for paraffin wax mitigation from crude oil using ultrasonic waves developed by the University of Wyoming.

On November 9, 2006, the Company purchased all the outstanding shares of Intelli-Well Technologies, Inc. (IWTI) from Innovaro Corporation for 20,000,000 shares of the Company's common stock valued at $594,000. The shares were valued at the average sales price received in private placements for sales of restricted common stock for cash. ITWI became a wholly owned subsidiary of the Company as of the date of acquisition. IWTI holds a non-exclusive license in the United States for a borehole casing technology developed by the Regents of the University of California (the "Regents") through its researchers at Lawrence Livermore National Laboratory.

On March 28, 2007, the Company purchased all the outstanding shares of Leak Location Technologies, Inc. (LLTI) from Innovaro Corporation for 36,710,526 shares of the Company's common stock valued at $1,090,303. The shares were valued at the average sales price received in private placements for sales of restricted common stock for cash. LLTI became a wholly owned subsidiary of the Company as of the date of acquisition. LLTI holds a non-exclusive license in the United States for a leak detection and location technology developed by the Rensselaer Polytechnic Institute ("Rensselaer") through its researcher Michael Savic.

On September 22, 2007 the Company entered into an agreement with respect to its purchase of a 75.6% interest in Oiltek, Inc. (Oiltek) for $50,000 and the right of Oiltek to market Avalon's intellectual property. Oiltek is consolidated in these financial statements with a minority interest shown.

AVALON OIL & GAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2010 AND 2009

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

Principles of consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Ultrasonic Mitigation Technologies, Inc.; Intelli-Well Technologies, Inc. and Leak Location Technologies, Inc. along with  75.6 % owned Oiltek, Inc. All significant inter-company items have been eliminated in consolidation.

Going Concern

The March 31, 2010, financial statements have been prepared assuming the Company will continue as a going concern. However, the Company has incurred a loss of $27,170,111 from inception through March 31, 2010, and has a working capital deficiency  of $1,393,871 and shareholder’s equity of $945,680, respectively, at March 31, 2010. The Company currently has minimal revenue generating operations and expects to incur substantial operating expenses in order to expand its business. As a result, the Company expects to incur operating losses for the foreseeable future.  The accompanying consolidated financial statements do not include any adjustments that might become necessary should the Company be unable to continue as a going concern.

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
FOR THE YEARS ENDED MARCH 31, 2010 AND 2009

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

Accounts Receivable

Management periodically assesses the collectability of the Company's accounts receivable. Accounts determined to be uncollectible are charged to operations when that determination is made. The Company had an allowance for accounts receivable of $19,696 and $0 for the years ended March 31, 2010 and 2009, respectively.

Oil and Natural Gas Properties

The Company follows the full cost method of accounting for natural gas and oil properties prescribed by the Securities and Exchange Commission ("SEC").  Under the full cost method, all acquisition, exploration, and development costs are capitalized. The Company capitalizes all internal costs, including: salaries and related fringe benefits of employees directly engaged in the acquisition, exploration and development of natural gas and oil properties, as well as other identifiable general and administrative costs associated with such activities.  During the year ended March 31, 2010, no acquisition costs were capitalized as such costs were immaterial.

AVALON OIL & GAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2010 AND 2009

Other Property and Equipment

Other property and equipment is reviewed on an annual basis for impairment and as of March 31, 2010, the Company had not identified any such impairment. Repairs and maintenance are charged to operations when incurred and improvements and renewals are capitalized.

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

March 31,
2011	$42,585
2012	42,585
2013	42,585
2014	42,585
2015	42,585
$212,925

AVALON OIL & GAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2010 AND 2009

Stock Based Compensation

In December 2004, ASC 718-10 (formerly referred to as the Financial Accounting Standards Board Issued Statement of Financial Accounting Standards No. 123R (FAS-123R), Share Based Payment, which is a revision of Statement of Financial Accounting Standards No. 123 (FAS-123), Accounting for Stock-Based Compensation).

ASC 718-10 eliminates accounting for share-based compensation transaction using the intrinsic value method and requires instead that such transactions be accounted for using a fair-value-based method. The Company has elected to adopt the provisions of ASC 718-10 effective January 1, 2006, under the modified prospective transition method, in which compensation cost was recognized beginning with the effective date (a) based on the requirements of ASC 718-10 for all share-based payments granted after the effective date and (b) based on the requirements of ASC 718-10 for all awards granted to employees prior to the effective date of ASC 718-10 that remain unvested on the effective date.

Warrants

The value of warrants issued is recorded at their fair values as determined by use of a Black Scholes Model at such time or over such periods as the warrants vest.

Loss per Common Share

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
FOR THE YEARS ENDED MARCH 31, 2010 AND 2009

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

Long-Lived Assets

Equipment is stated at acquired cost less accumulated depreciation.  Office equipment is depreciated on the straight-line basis over the estimated useful lives (five to seven years).

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

Recently Issued Accounting Standards

In March 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-11, which is included in the Codification under ASC 815.  This update clarifies the type of embedded credit derivative that is exempt from embedded derivative bifurcation requirements.  Only an embedded credit derivative that is related to the subordination of one financial instrument to another qualifies for the exemption.  This guidance became effective for the Company’s interim and annual reporting periods beginning January 1, 2010.  The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

In February 2010, the FASB issued ASU No. 2010-09, which is included in the Codification under ASC 855, Subsequent Events (“ASC 855”).  This update removes the requirement for an SEC filer to disclose the date through which subsequent events have been evaluated and became effective for interim and annual reporting periods beginning January 1, 2010.  The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

AVALON OIL & GAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2010 AND 2009

In January 2010, the FASB issued ASU No. 2010-06, which is included in the Codification under ASC 820, Fair Value Measurements and Disclosures (“ASC 820”).  This update requires the disclosure of transfers between the observable input categories and activity in the unobservable input category for fair value measurements.  The guidance also requires disclosures about the inputs and valuation techniques used to measure fair value and became effective for interim and annual reporting periods beginning January 1, 2010.  The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

NOTE 2:   RECEIVABLE FROM JOINT INTERESTS

The Company is the operator of certain wells acquired in the Expanded Bedford Agreement (see note 6).  Pursuant to a joint interest operating agreement (the “Joint Interest Agreement”), the Company  bills the other owners of the Grace Wells for their pro-rata share of operating and workover expenses.  These receivables are carried on the Company’s balance sheet as Receivable from Joint Interests   At March 31, 2010 and 2009, the amount of these receivables is $0 and $159,208, respectively.  During the year ended March 31, 2010, the Company deemed the collectability of the receivable from joint interests in the amount of $168,502 unlikely.  As a result, the Company charged $168,502 to operations during the year ended March 31, 2010 as bad debt expense.

NOTE 3: NOTES RECEIVABLE

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

NOTE 4: PROPERTY AND EQUIPMENT

A summary of property and equipment at March 31, 2010 and 2009 is as follows:

	March 31, 2010	March 31, 2009
Office Equipment	$41,778	$41,778
Leasehold improvements	7,989	7,989
	49,767	49,767
Less: Accumulated depreciation	(32,078)	(21,577)
Total	$17,689	$28,190

Depreciation expense for the years ended March 31, 2010 and 2009 was $10,501 and $13,915, respectively.

AVALON OIL & GAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2010 AND 2009

NOTE 5: INTELLECTUAL PROPERTY RIGHTS

A summary of the intellectual property rights at March 31, 2010 and 2009, are as follows:

	March 31, 2010	March 31, 2009
Ultrasonic Mitigation Technology	$425,850	$425,850
Intelli-Well Technologies	391,500	391,500
Leak Location Technology	980,303	980,303
BIO-CAT Well and pipeline	30,000	30,000
	1,827,653	1,827,653
Less: accumulated amortization	(1,561,495)	(865,070)
Total	$266,158	$962,583

Amortization expense for the year ended March 31, 2010 and 2009 was $131,703 and $220,822, respectively.  During the year ended March 31 ,2010, the Company determined that the Leak Location Technology license and the BIO-CAT Technology license value was impaired, which resulted in the impairment expense of $564,711 for the year ended March 31, 2010.

NOTE 6: OIL AND GAS PROPERTY ACTIVITY

The Company purchased a five percent (5%) working interest in 1,280 acres in Lipscomb County, Texas in December, 2007.   The Waters #3-328 well was drilled and completed in April, 2008 and put into production  in September,  2008.

The Company acquired a ten percent (10%) working interest in the Blackmon – Hall Unit, New Diana Field, Upshur County, Texas  in April, 2008.   The work-over on the Annie Blackmon well and the R. L. Hall were completed in June, 2008 and put into production August, 2008.  The company sold this working interest in June 2010.

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
FOR THE YEARS ENDED MARCH 31, 2010 AND 2009

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

In April 2009, the Company and Bedford Energy, Inc. agreed to amend the Amended Bedford Agreement, whereby the Company transferred to Bedford Energy a 2.25% carried interest in the Grace Wells #1, #2, #3 #5A, and #6 in consideration for the cancellation  of the promissory note in the amount of $400,000 plus accrued interest in that amount of $18,627.

During the year ended March 31, 2010, pursuant to the terms of the Grace Well Buyout Offer, an additional  6 investors selected option 2, the Company buyout, and 2 additional investor selected option 1, continued participation.

The table below shows the Company’s working interests in the Grace Wells as of March 31, 2010:

Well	March 31, 2009 Working Interest	Additional Acquisition	March 31, 2010 Working Interest
Grace #1	38%	8%	46%
Grace #2	27%	0%	27%
Grace #3	34%	7%	41%
Grace #5A	34%	2%	36%
Grace #6	30%	3%	33%

The Company has reached an agreement to purchase a 13.50% working interest in the Grace # 1, a 22.50% working interest in the Grace # 2, an 11.50% working interest in the Grace # 3 and Grace # 5A, and a 21.50% working interest in the Grace #6, for $40,687.50, from 15 working interest owners.  We expect to close this purchase before July 31, 2010.

Producing oil and gas properties consist of the following:

	March 31, 2010	March 31, 2009
Lincoln County, Oklahoma	$67,565	$40,000
Other properties, net	1,038,233	1,038,231
Asset retirement obligation	48,298	55,052
Property impairments	(481,072)	(481,072)
Less: Depletion	(409,756)	(230,771)
Net	$263,268	$421,440

AVALON OIL & GAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2010 AND 2009

NOTE 7: ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consisted of the following:

	March 31, 2010	March 31, 2009
Accounts payable	$733,233	$706,961
Accrued interest	53,001	37,931
Total	$786,234	$744,892

NOTE 8: NOTES PAYABLE

March 31, 2010	March 31, 2009
On May 8, 2005, the Company entered into a convertible note payable agreement with a shareholder in the amount of $100,000.  The note carries an interest rate of 10% per annum and matures of November 8, 2006.  The note holder has the right to convert the note and accrued interest at a rate of $0.01 per share.  The value of this conversion feature was treated as a loan discount for the full $100,000 of the loan and was amortized to interest expense over the life of the loan.   On May 8, 2007 the note was extended for one year.  The conversion feature of the note was valued at $25,852 and was treated as a prepaid loan costs.  The prepaid loan costs have been amortized over the life of the new note. On October 19, 2007, the note holder converted $30,000 of principal plus accrued interest of $16,152 for 1,350,000 shares of common stock. On November 30, 2007, the note holder converted $10,000 of principal for 950,000 shares of common stock. On January 31, 2008, the note holder converted $10,000 of principal and accrued interest of $600 for 1,250,000 shares of common stock. On February 29, 2008, the note holder converted $8,000 of principal for 1,250,000 shares of common stock. On March 31, 2008, the note holder converted $5,000 of principal for 1,250,000 shares of common stock. On March 31, 2008, the note holder converted $5,000 of principal for 1,250,000 shares of common stock. On June 6, 2008, the note holder converted $7,000 of principal and $1,372 of accrued interest for 1,550,000 shares of common stock. On June 23, 2008, the note holder converted $10,000 of principal and $395 of accrued interest for 1,500,000 shares of common stock. On October 15, 2008, the note holder converted $5,000 of principal and $10,000 of interest for 3,300,000 shares of common stock. On December 3, 2008, the note holder converted $3,000 of principal and $201 of interest for 2,000,000 shares of common stock. On February 24, 2009, the note holder converted $2,000 of principal and $167 of accrued interest into 4,000,000 shares of common stock During the three months ended September 30, 2009, the Company issued 33,000,000 shares for the conversion of $2,000 of principal and $367 of accrued interest on this note,  and for other consideration (see note 13).  During the three months ended December 31, 2009,the Company issued 30,000,000 shares of common stock for the conversion of $1,000 principal and $361 of accrued interest on this note and for other considerations (see note 13). Interest in the amount of $1,076 and $1,911 was accrued on this note during the year ended March 31, 2010 and 2009, respectively.  As of December 31, 2009, the 6,000,000 shares for the conversion on February 24, 2009 have not been issued, these shares are shown as common stock subscribed on the Company’s balance sheet as of December 31, 2009. During the year ended March 31, 2010, the Company extended the maturity date of this note until April 1, 2010.
$7,000	$10,000

AVALON OIL & GAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2010 AND 2009

On August 13, 2008, the Company issued a promissory note to Bedford Energy, Inc. as part of the asset acquisition in the amount of $750,000.  This note carried an interest rate of 5% per annum and a maturity date of   December 13, 2008.  On December 8, 2008, the Company and Bedford Energy, Inc., entered into an amended acquisition agreement (see note 2). As a result the note payable in the amount of $750,000 was cancelled and a new note payable was issued in the amount of $400,000 with an interest rate of 5% per annum and was payable as follows, (i) $10,000 per month beginning on February 1, 2009; and (ii) accrued interest payable on the first day of each quarter beginning on January 1, 2009.   In April 2009, the Company and Bedford Energy, Inc. entered into an amended acquisition agreement (see note 2). As a result, the note payable in the amount of $400,000 was cancelled and accrued interest in the amount of $18,627 was eliminated and the Company issued Bedford Energy, Inc. a 2.25% carried interest in each of the following Grace Wells: #1, #2, #3, #5A and #6.
-	390,000

On November 11, 2008, the Company issued a convertible promissory note to an investor in the amount of $50,000.  The note carries an interest rate of 10% per annum and a maturity date of  October 1, 2009.  The note holder has the right to convert the note and accrued interest into shares of the Company’s common stock at a rate of $0.10 per share.  In addition to the note, the investor received three-year warrants to purchase 500,000 shares of the Company’s common stock at a price of $0.10 per share.  The Company valued these warrants using the Black-Sholes valuation model, and charged the fair value of the warrants in the amount of $11,310 as a discount on notes payable.  The discount is being amortized to interest expense over the life of the note via the effective interest method. Interest in the amount of $4,715 and $1,918 was accrued on this note during the year ended  March 31, 2010 and 2009, respectively.  During the year ended March 31, 2010 and 2009 the Company amortized $10,819 and $459 of the discount on the note payable to interest expense, respectively. During the three months ended December 31, 2009, the Company issued 30,000,000 shares in consideration for the assumption by a third party of $10,000 this note and interest of $1,068, and for other consideration (see note 10). This note is in default as of March 31, 2010.
40,000	50,000

AVALON OIL & GAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2010 AND 2009

On December 22, 2008, the Company issued a promissory note to an investor in the amount of $150,000.  This note carries an interest rate of 10% per annum and matures of December 15, 2009.  In addition to the note payable, the Company issued 7,500,000 shares of common stock to the note holder.  The shares are considered a discount to the note payable. At the time of the issuance of the shares to the note holder, the market price of the shares exceeded the fair value of the note payable; as a result the value of the discount was capped at the face value of the note, $150,000.  The discount will be amortized to interest expense over the life of the note, 1 year, via the effective interest method.  Interest in the amount of $15,000 and $4,068 was accrued on this note during the year ended March 31, 2010 and 2009, respectively.  During the year ended March 31, 2010 and 2009 the Company amortized $146,745 and $3,225 of the discount on the note payable to interest expense, respectively. This note is in default as of March 31, 2010.

150,000	150,000
On December 31, 2008, the Company received a cash advance from an investor in the amount of $100,000.  On January 1, 2009, the Company received an additional $50,000 and the Company entered into a note payable agreement in the amount of $150,000.  The note bears interest at a rate of 10% per annum and matures on December 15, 2009.  In additional to the note payable, the Company issued 7,500,000 shares of common stock to the note holder.  The shares are considered a discount to the note payable.  At the time of issuance of the shares to the note holders, the market price of the shares exceeded the fair value of the note payable; as a result the value of the discount was capped at the face value of the note, $150,000.  The discount will be amortized over the life of the note via the effective interest method. Interest in the amount of $15,000 and $3,082 was accrued on this note during the year ended March 31, 2010 and 2009, respectively.  During the year ended March 31, 2010 and 2009 the Company amortized $148,029 and $1,971 of the discount on the note payable to interest expense, respectively. This note is in default as of March 31, 2010.

150,000	150,000
On January 2, 2009, the Company issued a promissory note to an investor in the amount of $50,000.  The note carried an interest rate of 10% per annum and matured on December 15, 2009.  In addition a to the note payable, the Company issued 1,000,000 shares of common stock to the note holder.  The shares are considered a discount to the note payable.  The shares were valued using the closing market price on the date the note payable was valued at $23,000.  The discount will be amortized over the life of the note payable via the effective interest method.   Interest in the amount of  $1,356 and $1,205 was accrued on this note during the year ended March 31, 2010 and 2009, respectively.  During the year ended March 31, 2010 and 2009 the Company amortized $22,698 and $302 of the discount on the note payable to interest expense, respectively.  During the year ended March 31, 2010, the Company issued 33,000,000 shares in consideration for the assumption of this note and interest of $2,562 by a third party, and for other consideration (see note 10).
-	50,000

AVALON OIL & GAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2010 AND 2009

On January 8, 2009, the Company issued a promissory note to an investor in the amount of $50,000.  The note carried an interest rate of 10% per annum and matured on December 15, 2009.  In addition to the note payable, the Company issued 2,000,000 shares of common stock to the note holder.  The shares are considered a discount to the note payable.  The shares were valued using the closing market price on the day the note was valued at $50,000.  The discount will be amortized over the life of the note payable via the effective interest method. Interest in the amount of $1,356 and $1,123 was accrued on this note during the year ended March 31, 2010 and 2009, respectively.  During the year ended March 31, 2010 and 2009 the Company amortized $49,343  and $657 of the discount on the note payable to interest expense, respectively. During the year ended March 31, 2010, the Company issued 33,000,000 shares in consideration for the assumption by a third party of this note and interest of $2,479, and for other consideration (see note 10).
-	50,000

On January 27, 2009, the Company issued a promissory note to an investor in the amount of $50,000.  The note carries an interest rate of 10% per annum and matures on December 15, 2009.  In addition to the note payable, the Company issued 1,000,000 shares of common stock to the note holder.  The shares are considered a discount to the note payable.  The shares are value using the closing market price on the date the note was signed and have a value of $25,000.  The discount will be amortized over the life of the note via the effective interest method.  Interest in the amount of $5,000 and $863 was accrued on this note during the year ended March 31, 2010 and 2009, respectively.  During the year ended March 31, 2010 and 2009 the Company amortized$24,672 and $328 of the discount on the note payable to interest expense, respectively. This note is in default as of March 31, 2010.

50,000	50,000
On February 25, 2009, the Company issued a promissory note to an investor in the amount of $150,000.  The note carried an interest rate of 10% per annum and matured on December 15, 2009. In addition to the note payable, the Company issued 3,000,000 shares of common stock to the note holder.  The shares are considered a discount to the note payable.  The shares were valued using the closing market price on the date the note was valued at $60,000.  The discount will be amortized over the life of the note via the effective interest method. Interest in the amount of $4,068 and $1,397 was accrued on this note during year ended March 31, 2010 and 2009, respectively.  During the year ended March  31, 2010 and 2009 the Company amortized $59,212 and $788 of the discount on the note payable to interest expense, respectively. During the year ended March 31, 2010, the Company issued 33,000,000 shares for the assumption by a third party of this note and interest of $5,466, and for other consideration (see note 10).
-	150,000

AVALON OIL & GAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2010 AND 2009

On July 15, 2009, the Company issued a promissory note to a related party in the amount of $6,000. The note carries an interest rate of 10% per annum and matured on December 15, 2009. Interest in the amount of $426 and $0 was recorded for the year ended March 31, 2010 and 2009, respectively. This note is in default as of March 31, 2010.	6,000	-
On January 22, 2010, the Company issued a promissory note to a related party in the amount of $2,000. The note carries an interest rate of 10% per annum and matures on January 22, 2011. Interest in the amount of $37 and $0 was recorded for the year ended March 31, 2010 and 2009, respectively.	2,000	-
On February 18, 2010, the Company issued a promissory note to a related party in the amount of $9,000. The note carries an interest rate of 10% per annum and matures on December 15, 2010. Interest in the amount of $101 and $0 was recorded for the year ended March 31, 2010 and 2009, respectively.	9,000	-
On March 24, 2010, the Company issued a convertible note payable in the amount of $50,000. The note carries an interest rate of 8% per annum and matures on December 26, 2010. The note holder has the right to convert the note and accrued interest at a rate of $0.005 per share. The beneficial conversion feature created a discount on the note in the amount of $15,000 and is being amortized using the effective interest method over the term of the note. Interest in the amount of $77 and $0 was recorded for the year ended March 31, 2010 and 2009, respectively.	50,000	-

On November 28, 2006, Oiltek, of which the Company has a majority interest in, issued a convertible note payable in the amount of $2,500.  This note bears interest at a rate of 8% per annum and matures on October 1, 2007.  The principal amount of the note and accrued interest are convertible into shares of the Company’s common stock at a price of $0.01 per share.  A beneficial conversion feature in the amount of $2,500 was recoded as a discount to the note and was amortized to interest expense during the period ended December 31, 2006.   Interest in the amount of $200 and $200 was accrued on this note during the twelve months ended March 31, 2010 and 2009, respectively. In December 2008, this note extended its maturity date until December 31, 2010.
	2,500	2,500

AVALON OIL & GAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2010 AND 2009

On November 28, 2006, Oiltek, of which the Company has a majority interest in, issued a convertible note payable in the amount of $5,000.  This note bears interest at a rate of 8% per annum and matured on October 1, 2007.  The principal amount of the note and accrued interest are convertible into shares of the Company’s common stock at a price of $0.01 per share.  A beneficial conversion feature in the amount of $5,000 was recoded as a discount to the note and was amortized to interest expense during the period ended December 31, 2006.   Interest in the amount of $400 and $400 was accrued on this note during the twelve months ended March 31, 2010 and 2009, respectively. In December 2008, this note extended its maturity date until December 31, 2010.

	5,000	5,000
On December 10, 2006, Oiltek, of which the Company has a majority interest in, issued a convertible note payable in the amount of $5,000.  This note bears interest at a rate of 8% per annum and matured on October 1, 2007.  The principal amount of the note and accrued interest are convertible into shares of the Company’s common stock at a price of $0.01 per share.  A beneficial conversion feature in the amount of $5,000 was recoded as a discount to the note and was amortized to interest expense during the period ended December 31, 2006Interest in the amount of $400 and $400 was accrued on this note during the twelve months ended March 31, 2010 and 2009, respectively. .  In December 2008, this note extended its maturity date until December 31, 2010.
	5,000	5,000

Total outstanding	$476,500	$1,062,500

	Note	Unamortized	Net of
March 31, 2010:	Amount	Discounts	Discount
Notes payable - current portion	$464,000	$(15,000)	$449,000
Notes payable – current portion (Oiltek)	12,500	-	12,500
Total	$476,500	$(15,000)	$461,500

	Note	Unamortized	Net of
March 31, 2009:	Amount	Discounts	Discount
Notes payable - current portion	$1,050,000	$(461,518)	$588,482
Notes payable – current portion (Oiltek)	12,500	-	12,500
Total	$1,062,000	$(461,518)	$600,982

	Twelve months ended March 31,
	2010	2009
Discount on Notes Payable amortized to interest expense	$461,517	$7,792

NOTE 9: RELATED PARTY TRANSACTIONS

Promissory Notes

On July 15, 2009 , the Company borrowed $6,000 from an officer of the corporation. The note carried a 10% interest rate and matured on December 15, 2009. Interest in the amount of $426 was recorded for the year ended March 31, 2010. This note is in default as of March 31, 2010.

AVALON OIL & GAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2010 AND 2009

On January 22, 2010, the Company borrowed $2,000 from an officer of the corporation.  The note carries an interest rate of 10% per annum and matures on January 22, 2011.  Interest in the amount of $37 was recorded for the year ended March 31, 2010.

On February 18, 2010, the Company borrowed $9,000 from an officer of the corporation.  The note carries an interest rate of 10% per annum and matures on December 15, 2010.  Interest in the amount of $101 was recorded for the year ended March 31, 2010.

Preferred Stock

The 100 shares of Series A Preferred Stock, issued to an officer/director as payment for $500,000 in promissory notes, are convertible into the number of shares of common stock sufficient to represent forty percent (40%) of the fully diluted shares outstanding after their issuance. The Series A Preferred Stock pays an eight percent (8%) dividend. The dividends are cumulative and payable quarterly. The Series A Preferred Stock carries liquidating preference, over all other classes of stock, equal to the amount paid for the stock plus any unpaid dividends. The Series A Preferred Stock provides for voting rights on an "as converted to common stock" basis.

During the years ended March 31, 2010 and 2009, the Company incurred $40,000 in preferred stock dividends, respectively.

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

Employment Agreements

KENT RODRIGUEZ

In 2009, Mr. Rodriguez, our President, was under an employment agreement dated April 1, 2008 that expires on March 31, 2013, pursuant to which he was compensated at an annual rate of $120,000. During the year ended March 31, 2010, the Company charged to operations the amount of $120,000 in annual salary for Mr. Rodriguez, of which $26,300 was paid to him during the year and the balance of $93,700 was accrued. An accrual of $19,100 was accrued relating to accrued salary from previous fiscal years.

 JILL ALLISON

In 2009, Ms. Allison, our Secretary, was under an employment agreement dated April 1, 2008 that expires on March 31, 2011, pursuant to which she was compensated at a rate of $5,000 per month, for an annual rate of $60,000. During the year ended March 31, 2010, the Company increased the compensation rate for Ms. Allison, from $5,000 per month to $6,000 per month, for an annual rate of $72,000. During the year ended March 31, 2010, the Company charged to operations the amount of  $69,000 in annual salary for Ms. Allison, of which $51,500 was paid to her during the year and the balance of $17,500 was accrued.

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

AVALON OIL & GAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2010 AND 2009

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Included in deferred tax assets are Federal and State net operating loss carryforwards of approximately $7,500,000, which will expire beginning in 2028.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon our cumulative losses through March 31, 2010, we have provided a valuation allowance reducing the net realizable benefits of these deductible differences to $0 at March 31, 2010.  The amount of the deferred tax asset considered realizable could change in the near term if projected future taxable income is realized.  Due to significant changes in the Company's ownership, the Company's future use of its existing net operating losses may be limited.

A reconciliation between the actual income tax expense and income taxes computed by applying the statutory Federal and state income tax rates to income from continuing operations before income taxes is as follows:

	Twelve Months Ended March 31, 2010	Twelve Months Ended March 31, 2009
Computed “expected” income tax expense at approximately 34%	$(738,000)	$(655,000)
Change in valuation allowance	738,000	655,000
	$-	$-

The valuation allowance is primarily composed of the net operating loss of the Company.

NOTE 10: SHAREHOLDERS' EQUITY

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock, par value $0.10 per share.  As of March 31, 2010, the Company has 100 shares of preferred stock issued and outstanding.

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

During the years ended March 31, 2010 and 2009, the Company incurred $40,000 in preferred stock dividends, respectively.  As of March 31, 2010, dividends in the amount of $31,700 have not been paid, and are carried on the Company’s balance sheet as Dividends Payable to Related Party.

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

AVALON OIL & GAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2010 AND 2009

Common Stock

The Company has authorized 1,000,000,000 shares of common stock with a par value of $0.001 per share.  As of March 31, 2010 and 2009, the Company has 164,704,193 and 98,278,193  shares of common stock issued and outstanding, respectively.

Common stock issuances during the year ended March 31, 2010:

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

As of March 31, 2010, 30,000,000 of these shares have been issued, and 3,000,000 shares remaining to be issued and are presented in the Company’s balance sheet as common stock subscribed.

The Company issued 1,250,000 shares of common stock to consultants for services to be provided over the next three months.  The value of these shares in the amount of $12,500 was charged to operations.

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

Conversion of notes payable and accrued interest	$1, 362
Assumption of notes payable and accrued interest by investors	11,068
Total consideration	12,430
Value of 30,000,000 shares at $0.0085 per share	(255,000)
Loss on extinguishment of debt	$(242,570)

AVALON OIL & GAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2010 AND 2009

The Company issued 3,000,000 shares of common stock to consultants for services provided, pursuant to consulting agreements.  The value of these shares in the amount of $31,100 was charged to operations.

During the year ended March 31, 2010, the Company recorded a beneficial conversion feature on a note payable in the amount of $15,000 that was credited to Additional Paid-in Capital.

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

The Company issued 8,350,000 shares of common stock for the conversion of a note payable.  The value of these shares in the amount of $36,966 was been credited to the note payable.

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

AVALON OIL & GAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2010 AND 2009

The following table summarizes the warrants outstanding and the related prices for the shares of the Company’s common stock issued to non-employees of the Company at March 31, 2010:
Warrants Outstanding			Warrants Exercisable
		Weighted Average			Weighted Average
Exercise	Number	Remaining Contractual	Weighted Average	Number	Remaining Contractual
Prices	Outstanding	Life (years)	Exercise Price	Exercisable	Life (years)
$0.10	500,000	1.62	$0.10	500,000	1.62
0.20	125,000	2.69	0.20	125,000	2.69
0.60	150,000	2.96	0.60	150,000	2.96
	775,000	2.05		775,000	2.05

Transactions involving warrants are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at March 31, 2009	775,000	$0.21
Granted	-	-
Exercised	-	-
Cancelled or expired	-	-
Outstanding at March 31, 2010	775,000	$0.21

 The estimated value of the  warrants granted during the period  was determined using the Black-Scholes pricing model and the following assumptions:

2009
Significant assumptions (weighted-average):
Risk-free interest rate at grant date	2.50%
Expected stock price volatility	139.25%
Expected dividend payout	-
Expected warrant life-years	3

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

On March 27, 2007 LLTI entered into non-exclusive license in the United States for a leak detection and location technology developed by the Rensselaer Polytechnic Institute ("Rensselaer") through its researcher Michael Savic. The agreement calls for a milestone license fee of $10,000 sixteen months following the effective date of the agreement or the first production introduction, which ever is sooner. A royalty fee of four and one-half percent (4.5%) of gross sales of licensed products is also required with the annual minimum royalty payments. As of March 31, 2010, the Company has accrued the $10,000 milestone license fee.  During the year ended March 31, 2010, the Company determined that the Leak Location Technology license value was impaired, which resulted in the impairment expense of $534,711.  As of March 31, 2010, the Company has valued this technology at $0.   (See note 5.)

AVALON OIL & GAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2010 AND 2009

On February 11, 2008 the Company entered into a technology license of a patented process for enzyme based technology for the improvement and increase of the extraction of hydrocarbons from underground. The original terms of the agreement called for a payment of $75,000, however the agreement was modified for a payment of $10,000 in cash and 200,000 shares of common stock which were valued at $20,000. Terms of the agreement call for an annual renewal fee of $100,000 on the anniversary date of the agreement. The license calls for royalties of six percent of the net sales of licensed products or services. All royalties earned during the first 365 days of the agreement shall be forgiven until such amount equals $100,000.  As of March 31, 2010, the Company has accrued the annual license renewal fee of $100,000. During the year ended March 31, 2010, the Company determined that the BIO-CAT Technology license value was impaired, which resulted in the impairment expense of $30,000.  As of March 31, 2010, the Company has valued this technology at $0.   (See note 5.)  During the year ended March 31, 2010, the Company terminated its license agreement with BIO-CAT technologies.  Pursuant to the terms of the termination agreement, the Company license fees in the amount of $200,000 were forgiven.  As a result the Company recorded a gain on the cancellation of a license agreement  in the amount of $200,000, during the year ended March 31, 2010.

NOTE 12: REVENUE RECOGNITION

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

During the year ended March 31, 2010, a settlement agreement was entered into between the Company and the Operator.  As a result of this agreement, the Company has received the revenues which were due from these wells, which was applied to the adjust lease operating expenses.

NOTE 13: EARNINGS PER SHARE

ASC 260-10-45 (formerly referred to as SFAS 128) requires a reconciliation of the numerator and denominator of the basic and diluted earnings per share (EPS) computations. The following securities were not included in the calculation of diluted earnings per share because their effect was anti-dilutive.

Anti-dilutive shares at March 31, 2010 and 2009:

The warrants were not included in fully-diluted earnings per share because the effect would have been anti-dilutive.

AVALON OIL & GAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2010 AND 2009

NOTE 14: ASC 932-235-55 (formerly referred to as SFAS 69) SUPPLEMENTAL DISCLOSURES (Unaudited)

Net Capitalized Costs

The Company's aggregate capitalized costs related to natural gas and oil producing activities are summarized as follows:

	March 31, 2010	March 31, 2009
		(Restated)
Natural gas and oil properties and related equipment:
Proven	$1,157,953	$1,133,283
Unproven	1,866,095	2,274,722
Accumulated depreciation, depletion, and impairment	(894,685)	(711,843)
Net capitalized costs	$2,129,363	$2,696,162

Costs Incurred

Costs incurred in natural gas and oil property acquisition, exploration and development activities that have been capitalized are summarized as follows:

	March 31, 2010	March 31, 2009
		(Restated)
Acquisition of properties	$27,566	$2,380,448
Development costs	2,869	6,687
Total costs incurred	$30,435	$2,387,135

AVALON OIL & GAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2010 AND 2009

Results of Operations for Natural Gas and Oil Producing Activities

The Company's results of operations from natural gas and oil producing activities are presented below for the fiscal years ended March 31, 2010 and 2009. The following table includes revenues and expenses associated directly with the Company's natural gas and oil producing activities. It does not include any interest costs and general and administrative costs and, therefore, is not necessarily indicative of the contribution to consolidated net operating results of the Company's natural gas and oil operations.

	March 31, 2010	March 31, 2009
		(Restated)
Production revenues	$262,660	$320,712
Production costs	(121,181)	(71,970)
Impairment of property	-	(387,073)
Depletion expense	(178,985)	(102,526)
	$(37,506)	$(240,857)
Imputed income tax provision (1)	-	-
Results of operation for natural gas / oil producing activity	$(37,506)	$(240,857)

(1)  The imputed income tax provision is hypothetical (at the statutory rate) and determined without regard to the Company's deduction for general and administrative expenses, interest costs and other income tax credits and deductions, nor whether the hypothetical tax provision will be payable.

AVALON OIL & GAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2010 AND 2009

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

Oil - bbls
Proved reserves:

Balance as of March 31, 2006	-

Purchase of reserves-in-place	29,815
Extensions and discoveries	-
Production	(1,043)
Balance as of March 31, 2007	28,772

Purchase of reserves-in-place	11,560
Extensions and discoveries	4,216
Change in estimates	(11,911)
Production	(3,504)
Balance as of March 31, 2008	29,133

Purchase of reserves-in-place	22,282
Extensions and discoveries	-
Change in estimates	-
Production	(5,768)
Balance as of March 31, 2009	45,647

Purchase of reserves-in-place	-
Extensions and discoveries	-
Change in estimates	-
Production	(22,514)
Balance as of March 31, 2010	23,133

Proved Developed reserves:
Balance, March 31, 2009	45,647
Balance, March 31, 2010	23,133

AVALON OIL & GAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2010 AND 2009

Standardized Measure of Discounted Future Net Cash Flows

The following schedule presents the standardized measure of estimated discounted future net cash flows from the Company's proved reserves for the fiscal years ended March 31, 2010 and 2009. Estimated future cash flows are based on independent reserve data. Because the standardized measure of future net cash flows was prepared using the prevailing economic conditions existing at March 31, 2010 and 2009, it should be emphasized that such conditions continually change. Accordingly, such information should not serve as a basis in making any judgment on the potential value of the Company's recoverable reserves or in estimating future results of operations.

	March 31, 2010	March 31, 2009
Future production revenue	$992,043	$1,700,616
Future production costs	(492,197)	(997,417)
Future development costs	-	-
Future cash flows before income taxes	499,846	703,199
Future income tax	-	-
Future net cash flows	499,846	703,199
Effect of discounting future annual cash flows at 10%	(177,374)	(281,759)
Standard measure of discounted net cash flows	$322,472	$421,440

(1)  The weighted average oil wellhead price used in computing the Company's reserves were $68.24 per bbl and $49.64 per bbl at March 31, 2010 and 2009, respectively. The weighted average gas wellhead price used in computing the Company's reserves were $3.32 and $3.78/mmbtu at March 31, 2010 and 2009, respectively.

The following schedule contains a comparison of the standardized measure of discounted future net cash flows to the net carrying value of proved natural gas and oil properties at March 31, 2010 and 2009:

	March 31, 2010	March 31, 2009
Standardized measure of discount future net cash flows	$322,472	$421,440
Proved natural oil and gas property, net of accumulated
depreciation, depletion, and amortization, including
impairment of $481,072	322,472	421,440

Standardized measure of discount future net cash flows in
excess of net carrying value of proved natural oil and
gas properties	$-	$-

AVALON OIL & GAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2010 AND 2009

15.  AMENDMENTS TO FINANCIAL STATEMENTS

By letters dated February 17, 2010 and June 14, 2010, the Company received comments from the SEC to its Annual Report on Form 10-K for the fiscal year ended March 31, 2009.  As such, the Company is now re-stating its financial statements for the year ended March 31, 2009.

In the table below, in tabular format, are the areas of major changes for the year ended March 31, 2009:

	Previously Reported	Adjustment	Restated Amount
Unproven oil and gas properties	$339,417	$1,935,305	$2,274,722

Producing oil and gas properties	$2,652,591	$(2,231,151)	$421,440

Total assets	$4,252,562	$(295,846)	$3,956,716

Accumulated deficit	$(24,601,101)	$(295,846)	$(24,896,947)

Total stockholders’ equity	$2,762,090	$(295,846)	$2,466,244

Total liabilities and (deficiency in) stockholders' equity	$4,252,562	$(295,846)	$3,956,716

Impairment of producing wells	$-	$387,073	$387,073

Depreciation, depletion, and amortization	$438,221	$(91,227)	$346,994

Operating loss	$(1,988,211)	$(295,846)	$(2,284,057)

Net loss	$(2,085,183)	$(295,846)	$(2,381,029)

NOTE 16:  SUBSEQUENT EVENTS

The Company has evaluated events subsequent to March 31, 2010 to assess the need for potential recognition or disclosure in the report.  Such events were evaluated through July 21, 2010, the date these financial statements were issued and has disclosed such items in this Note 16 "Subsequent Events".

The Company issued 49,000,000 shares of common stock for the conversion of notes payable and 2,000,000 shares of common stock to a consultant, and 10,000,000 shares were issued in error and are to be cancelled.

The Company has reached an agreement to purchase a 13.50% working interest in the Grace #1 well, a 22.50% working interest in the Grace #2 well, an 11.50% working interest in the Grace #3 and Grace #5 wells, and a 21.50% working interest in the Grace #6 well, for $40,687.50, from 15 working interest owners.  We expect to close on this purchase before July 31, 2010.