Form 10-Q
period 2010-06-30
Avalon Oil & Gas, Inc.
filed 2010-08-16
CIK 918573

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ❒       No  ☒

256,534,736 shares of the registrant's Common Stock, $0.001 per share, were outstanding as of August 1, 2010.

  ITEM 1. FINANCIAL STATEMENTS

AVALON OIL & GAS, INC.
CONSOLIDATED BALANCE SHEETS
	June 30,	March 31,
	2010	2010
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$118	$46,522
Accounts receivable	8,264	11,340
Note receivable	7,857	-
Deposits and prepaid expenses	12,867	4,150

Total current assets	29,106	62,012

Note receivable	35,000
Property and equipment, net	15,214	17,689
Unproven oil and gas properties	1,866,095	1,866,095
Producing oil and gas properties, net	227,050	263,268
Intellectual property rights, net	255,515	266,158

	$2,427,980	$2,475,222

Liabilities and stockholders' equity
Current liabilities
Accounts payable and accrued liabilities	$807,007	$786,234
Accounts payable and accrued liabilities- related parties	179,968	150,168
Due to related party – dividends payable	41,200	31,700
Accrued liabilities to joint interests	26,304	26,281
Notes payable – related party	17,000	17,000
Notes payable, net of discount	448,549	444,500

Total current liabilities	1,520,028	1,455,883

Accrued ARO liability	75,108	73,659

	1,595,136	1,529,542

Commitments and contingencies	-	-

Stockholders' equity
Preferred stock, Series A, $0.10 par value, 1,000,000 shares
authorized; 100 shares issued and outstanding - stated at redemption value	500,000	500,000
Common stock, $0.001 par value; 1,000,000,000 shares authorized;
225,704,193 and 164,704,193 shares issued and outstanding
at June 30, 2010 and March 31, 2010, respectively	225,704	164,704
Additional paid-in capital - Common stock	27,472,648	27,379,920
Common stock subscribed	69,939	71,167
Accumulated deficit	(27,435,447)	(27,170,111)
Total stockholders' equity	832,844	945,680

	$2,427,980	$2,475,222

See notes to consolidated financial statements.

AVALON OIL & GAS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE  MONTHS ENDED JUNE 30, 2010 AND 2009
(Unaudited)

	For the Three	For the Three
	Months Ended	Months Ended
	June 30,	June 30,
	2010	2009

Oil and gas sales	$30,185	$55,310

Operating expenses:
Lease operating expense, severance taxes
and ARO accretion	30,511	54,400
Selling, general and administrative expenses	133,818	176,459
Stock based compensation	2,333	-
Depreciation, depletion, and amortization	28,237	160,024
Total operating expenses	194,899	390,883

Operating loss	(164,714)	(335,573)

Other expense (income):
Gain on sale of well interest	(22,478)	-
Loss on extinguishment of debt	110,880	-
Interest expense, net	12,220	47,057
	110,622	47,057

Loss before income taxes	(265,336)	(382,630)

Provision for income taxes	-	-

Net loss	(265,336)	(382,630)

Preferred stock dividends	(10,000)	(10,000)

Net loss attributable to common stockholders	$(275,336)	$(392,520)

Net loss per share - basic and diluted	$(0.001)	$(0.003)

Weighted average shares outstanding - basic and diluted	194,726,171	98,848,193

See notes to consolidated financial statements.

AVALON OIL & GAS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED JUNE 30, 2010 AND 2009
(Unaudited)

	For the Three	For the Three
	Months Ended	Months Ended
	June 30,	June 30,
	2010	2009

Cash flows from operating activities:
Net loss	$(265,336)	$(382,630)
Adjustments to reconcile net loss to net
cash used in operating activities:
Loss on extinguishment of debt	110,880	-
Gain on sale of Well interest	(22,478)	-
Non-cash compensation	2,333	-
Depreciation	2,475	2,606
Depletion	15,115	102,213
Depreciation of ARO liability	724	724
Amortization of discount on notes payable	549	29,789
Amortization of intangible assets	10,646	55,205
Net change in operating assets and liabilities:
Accounts receivable	-	4,996
Joint Interest receivable	23	(2,942)
Prepaid expenses	2,950	43,340
Accounts payable and other accrued expenses	29,966	71,483
Dividend Payable to related party	9,500	5,500
Due to related party	29,800	48,200
Asset retirement obligation	1,449	1,449

Net cash used in operating activities	(71,404)	(20,067)

Cash flows from investing activities:
Purchase of interests in Grace wells	-	(350)

Net cash used in investing activities	-	(350)

Cash flows from financing activities:
Proceeds from notes payable	25,000	-

Net cash provided by financing activities	25,000	-

Net decrease in cash and cash equivalents	(46,404)	(20,417)

Cash and cash equivalents at beginning of period	46,522	26,406

Cash and cash equivalents at end of period	$118	$5,989

 AVALON OIL & GAS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED JUNE 30, 2010 AND 2009
(Unaudited)

Supplemental disclosures of cash flow information:

Cash paid during the period for:
Interest	$-	$-

Taxes	$-	$-

Common stock issued in exchange for consulting services	$2,333	$-

Common stock issued for conversion of note payable and accrued interest, and assumption of debt	$224,000	$-

Gain on sale of well interests	$(22,478)	$-

Common stock issued in error	$10,000	$-

Loss on extinguishment of debt	$110,880	$-

See notes to consolidated financial statements.

AVALON OIL & GAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JUNE 30, 2010 AND 2009
(Unaudited)

NOTE 1:   DESCRIPTION OF BUSINESS

Avalon Oil & Gas, Inc. (the "Company") was originally incorporated in Colorado in April 1991 under the name Snow Runner (USA), Inc. The Company was the general partner of Snow Runner (USA) Ltd.; a Colorado limited partnership which was formed to sell proprietary snow skates under the name "Sled Dogs" and which was dissolved in August 1992. In late 1993, the Company relocated its operations to Minnesota and in January 1994 we changed our name to Snow Runner, Inc. In November 1994 we changed our name to the Sled Dogs Company. On November 5, 1997, we filed for protection under Chapter 11 of the U.S. Bankruptcy Code. In September 1998, we emerged from protection of Chapter 11 of the U.S. Bankruptcy Code. In May 1999, we changed our state of domicile to Nevada and our name to XDOGS.COM, Inc. On July 22, 2005, the Board of Directors and a majority of the Company's shareholders approved an amendment to our Articles of Incorporation to change the Company's name to Avalon Oil & Gas, Inc., and to increase the authorized number of shares of our common stock from 200,000,000 shares to 1,000,000,000 shares, par value $0.001, and engage in the acquisition of producing oil and gas properties.

The Company is currently in the process of raising funds to acquire oil and gas properties and related oilfield technologies, which the Company plans to develop into commercial applications.

On July 17, 2006, the Company purchased all the outstanding shares of Ultrasonic Mitigation Technologies, Inc. (UMTI) from Innovaro Corporation for 16,250,000 shares of the Company's common stock valued at $695,500. The shares were valued at the average sales price received in private placements of sales of our restricted common stock for cash. UMTI became a wholly owned subsidiary of the Company as of the date of acquisition. UMTI holds the technology license of a patented process for paraffin wax mitigation from crude oil using ultrasonic waves developed by the University of Wyoming.

On November 9, 2006, the Company purchased all the outstanding shares of Intelli-Well Technologies, Inc. (IWTI) from Innovaro Corporation for 20,000,000 shares of the Company's common stock valued at $594,000. The shares were valued at the average sales price received in private placements of sales of our restricted common stock for cash. ITWI became a wholly owned subsidiary of the Company as of the date of acquisition. IWTI holds a non-exclusive license in the United States for a borehole casing technology developed by the Regents of the University of California (the "Regents") through its researchers at Lawrence Livermore National Laboratory.

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

In June 2008, the Company entered into an agreement with Bedford Energy to acquire a 2.5% working interest in Grace Well #2 in East Chandler Field, Oklahoma, which had been producing 350 thousand cubic feet of gas per day.  In August 2008, the Company entered into an additional agreement with Bedford  Energy (the “Expanded Bedford Agreement”) to increase its working interest in the Grace #2 from 2.5% to 7.5%; and to increase its net revenue interest in the Grace #2 to 11.95%. In addition, the Company acquired a 10% working interest and a 13.825% net revenue interest in the Grace #1, Grace #3, Grace #5A and Grace #6 wells(such interest, collectively “Bedford Assets”). The Company also acquired the right to operate the Grace Wells, and as set forth in the Acquisition Strategy section of Item 2: Management’s Discussion and Analysis, intends to increase its ownership in these wells.

AVALON OIL & GAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JUNE 30, 2010 AND 2009
(Unaudited)

In September 2008, the Company sold 15% of its recently acquired interest in the Bedford Assets for cash in the amount of $262,500.

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

During the three months ended June 30, 2010, the Company sold working interests in wells located in Blackmon- Hall Unit, New Diana Field, Upshur County, Texas (the “New Diana Wells”), of which it had previously acquired a ten percent (10%) working interest in April, 2008, for a note receivable in the amount of $42,857.  These properties had a net book value at the time of the sale  of $20,379. This resulted in a gain from the sale of the working interest in the wells in the amount of $22,478.

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Preparation of Financial Statements

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and related notes. The accompanying unaudited consolidated financial statements and related notes should be read in conjunction with the audited consolidated financial statements of the Company and notes thereto for the year ended March 31, 2010.

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (which include only normal recurring adjustments) necessary to present fairly the balance sheets of Avalon Oil and Gas Inc. and subsidiaries as of June 30, 2010 and the results of their operations for the three months ended June 30, 2010 and 2009, and cash flows for the three months ended June 30, 2010 and 2009. The results of operations for the three months ended June 30, 2010 and 2009 are not necessarily indicative of the results to be expected for the entire year.

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

AVALON OIL & GAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JUNE 30, 2010 AND 2009
(Unaudited)

Going Concern

The June 30, 2010, financial statements have been prepared assuming the Company will continue as a going concern. However, the Company has incurred a loss of $27,435,447 from inception through June 30, 2010, and has a working capital deficiency  of $1,490,922 and shareholder’s equity of $832,844, respectively, at June 30, 2010. The Company currently has minimal revenue generating operations and expects to incur substantial operating expenses in order to expand its business. As a result, the Company expects to incur operating losses for the foreseeable future.  The accompanying consolidated financial statements do not include any adjustments that might become necessary should the Company be unable to continue as a going concern.

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

Accounts Receivable

Management periodically assesses the collectability of the Company's accounts receivable. Accounts determined to be uncollectible are charged to operations when that determination is made. The Company had an allowance for doubtful accounts receivable of $19,696 and $19,696 at June 30, 2010 and March 31, 2010, respectively.

AVALON OIL & GAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JUNE 30, 2010 AND 2009
(Unaudited)

Oil and Natural Gas Properties

The Company follows the full cost method of accounting for natural gas and oil properties prescribed by the Securities and Exchange Commission ("SEC").  Under the full cost method, all acquisition, exploration, and development costs are capitalized. The Company capitalizes all internal costs, including: salaries and related fringe benefits of employees directly engaged in the acquisition, exploration and development of natural gas and oil properties, as well as other identifiable general and administrative costs associated with such activities.  During the three months ended June 30, 2010 and year ended March 31, 2010, no acquisition costs were capitalized as such costs were immaterial.

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

Asset Retirement Obligations

In accordance with the provisions of Financial Accounting Standards Board “FASB” Accounting Standard Codification “ASC” 410-20-15, the Company records the fair value of its liability for asset retirement obligations in the period in which it is incurred and a corresponding increase in the carrying amount of the related long live assets. Over time, the liability is accreted to its present value at the end of each reporting period, and the capitalized cost is depreciated over the useful life of the related assets. Upon settlement of the liability, the Company will either settle the obligation for its recorded amount or incur a gain or loss upon settlement. The Company's asset retirement obligations relate to the plugging and abandonment of its oil properties.

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
FOR THE THREE MONTHS ENDED JUNE 30, 2010 AND 2009
(Unaudited)

Should the sum of the expected cash flows be less than the carrying amount of assets being evaluated, an impairment loss would be recognized. The impairment loss would be calculated as the amount by which the carrying amount of the assets, exceed fair value. Estimated amortization of intangible assets over the next five years is as follows:

June 30,
2011	$42,585
2012	42,585
2013	42,585
2014	42,585
2015	42,585
$212,925

Stock Based Compensation

In December 2004, ASC 718-10, Share Based Payment, which is a revision of Statement of Financial Accounting Standards No. 123 (FAS-123), Accounting for Stock-Based Compensation).

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

Loss per Common Share

ASC 260-10-45 requires presentation of "basic" and "diluted" earnings per share on the face of the statements of operations for all entities with complex capital structures. Basic earnings per share are computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted during the period. Dilutive securities having an antidilutive effect on diluted earnings per share are excluded from the calculation.

AVALON OIL & GAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JUNE 30, 2010 AND 2009
(Unaudited)

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
FOR THE THREE MONTHS ENDED JUNE 30, 2010 AND 2009
(Unaudited)

Long-Lived Assets

Equipment is stated at acquired cost less accumulated depreciation.  Office equipment is depreciated on the straight-line basis over the estimated useful lives (five to seven years).

Impairment of long-lived assets is recognized when events or changes in circumstances indicate that the carrying amount of the asset or related group of assets may not be recoverable.  If the expected future undiscounted cash flows are less than the carrying amount of the asset, an impairment loss is recognized at that time.  Measurement of impairment may be based upon appraisal, market value of similar assets or discounted cash flows. During the three months ended June 30, 2009, the Company recognized no such expense during the period.

New Accounting Pronouncements

In April 2010, the FASB issued ASU 2010-13, Compensation-Stock Compensation (Topic 718): Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades - a consensus of the FASB Emerging Issues Task Force.  The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010.  Earlier application is permitted.  The Company does not expect the provisions of ASU 2010-13 to have a material effect on the financial position, results of operations or cash flows of the Company.

The FASB issued ASU 2010-17, Revenue Recognition - Milestone Method (Topic 605): Milestone Method of Revenue Recognition.  This ASU codifies the consensus reached in EITF Issue No. 08-9, “Milestone Method of Revenue Recognition.” The amendments to the Codification provide guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research or development transactions. Consideration that is contingent on achievement of a milestone in its entirety may be recognized as revenue in the period in which the milestone is achieved only if the milestone is judged to meet certain criteria to be considered substantive. Milestones should be considered substantive in their entirety and may not be bifurcated. An arrangement may contain both substantive and nonsubstantive milestones, and each milestone should be evaluated individually to determine if it is substantive.

ASU 2010-17 is effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010. Early adoption is permitted. If a vendor elects early adoption and the period of adoption is not the beginning of the entity’s fiscal year, the entity should apply 2010-17 retrospectively from the beginning of the year of adoption. Vendors may also elect to adopt the amendments in this ASU retrospectively for all prior periods. The Company does not expect the provisions of ASU 2010-19 to have a material effect on the financial position, results of operations or cash flows of the Company

ASU 2010-18, Receivables (Topic 310): Effect of a Loan Modification When the Loan Is Part of a Pool That Is Accounted for as a Single Asset, codifies the consensus reached in EITF Issue No. 09-I, “Effect of a Loan Modification When the Loan Is Part of a Pool That Is Accounted for as a Single Asset.” The amendments to the Codification provide that modifications of loans that are accounted for within a pool under Subtopic 310-30 do not result in the removal of those loans from the pool even if the modification of those loans would otherwise be considered a troubled debt restructuring. An entity will continue to be required to consider whether the pool of assets in which the loan is included is impaired if expected cash flows for the pool change. ASU 2010-18 does not affect the accounting for loans under the scope of Subtopic 310-30 that are not accounted for within pools. Loans accounted for individually under Subtopic 310-30 continue to be subject to the troubled debt restructuring accounting provisions within Subtopic 310-40.

AVALON OIL & GAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JUNE 30, 2010 AND 2009
(Unaudited)

ASU 2010-18 is effective prospectively for modifications of loans accounted for within pools under Subtopic 310-30 occurring in the first interim or annual period ending on or after July 15, 2010. Early application is permitted. Upon initial adoption of ASU 2010-18, an entity may make a one-time election to terminate accounting for loans as a pool under Subtopic 310-30. This election may be applied on a pool-by-pool basis and does not preclude an entity from applying pool accounting to subsequent acquisitions of loans with credit deterioration. The Company does not expect the provisions of ASU 2010-18 to have a material effect on the financial position, results of operations or cash flows of the Company

In May 2010, the FASB issued ASU 2010-19, Foreign Currency (Topic 830): Foreign Currency Issues: Multiple Foreign Currency Exchange Rates.  The amendments in this Update are effective as of the announcement date of March 18, 2010. The Company does not expect the provisions of ASU 2010-19 to have a material effect on the financial position, results of operations or cash flows of the Company.

Other accounting standards that have been issued or proposed by FASB that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

NOTE 3: NOTE RECEIVABLE

During the three months ended June 30, 2010, the Company entered into an agreement to sell  its working interest in the New Diana Wells to KROG, the well operator, for a note receivable in the amount of $42,857.  This note is payable in monthly installments of $714 for sixty (60) months, with payments beginning on August 20, 2010.  The note matures on July 20, 2015.  In the event that the borrower defaults on the note receivable, the note will accrue interest at a rate of eight percent (8%) per annum.  If the borrower prepays the note receivable, the principal balance of the note will be discounted by one hundred twenty percent (120%) of the amount of the prepayment.

As of June 30, 2010, the amount of $7,857 has been recorded as a current note receivable and a long-term portion has been recorded  in the amount of $35,000.

NOTE 4: RECEIVABLE FROM JOINT INTERESTS

The Company is the operator of certain wells acquired in the Expanded Bedford Agreement.  Pursuant to a joint interest operating agreement (the “Joint Interest Agreement”), the Company  bills the other owners of the Grace Wells for their pro-rata share of operating and workover expenses.  These receivables are carried on the Company’s balance sheet as Receivable from Joint Interests   At June 30, 2010 and March 31, 2010, the amount of these receivables is $0.  During the year ended March 31, 2010, the Company deemed the collectability of the receivable from joint interests in the amount of $168,502 unlikely.  As a result, the Company charged $168,502 to operations during the year ended March 31, 2010 as bad debt expense.

AVALON OIL & GAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JUNE 30, 2010 AND 2009
(Unaudited)

NOTE 5: PROPERTY AND EQUIPMENT

A summary of property and equipment at June 30, 2010 and March 31, 2010, is as follows:

	June 30, 2010	March 31, 2010
Office Equipment	$41,778	$41,778
Leasehold improvements	7,989	7,989
	49,767	49,767
Less: Accumulated depreciation	(34,553)	(32,078)
Total	$15,214	$17,689

Depreciation expense for the three months ended June 30, 2010 and 2009 was $2,475 and $2,606, respectively.

NOTE 6: INTELLECTUAL PROPERTY RIGHTS

A summary of the intellectual property rights at June 30, 2010 and March 31, 2010, are as follows:

	June 30, 2010	March 31, 2010
Ultrasonic Mitigation Technology	$425,850	$425,850
Intelli-Well Technologies	391,500	391,500
Leak Location Technology	980,305	980,305
BIO-CAT Well and pipeline	30,000	30,000
	1,827,655	1,827,655
Less: accumulated amortization	(1,572,140)	(1,561,497)
Total	$255,515	$266,158

Amortization expense for the three months ended June 30, 2010 and 2009 was $10,646.  During the year ended March 31, 2010, the Company determined that the Leak Location Technology license and the BIO-CAT Technology license value was impaired, which resulted in the impairment expense of $564,711 for the year ended March 31, 2010.

AVALON OIL & GAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JUNE 30, 2010 AND 2009
(Unaudited)

NOTE 7: OIL AND GAS PROPERTY ACTIVITY

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

In June 2008, the Company entered into an agreement with Bedford Energy to acquire a 2.5% working interest in Grace Well #2 in East Chandler Field, Oklahoma, which had been producing 350 thousand cubic feet of gas per day, for $40,000.  In August 2008, the Company entered into an additional agreement with Bedford  Energy (the “Expanded Bedford Agreement”) to increase its working interest in the Grace #2 well from 2.5% to 7.5%; and to increase its net revenue interest in the Grace #2 well to 11.95%. In addition, the Company acquired a 10% working interest and a 13.825% net revenue interest in the Grace #1, Grace #3, Grace #5A and Grace #6 wells (such interest, collectively, the “Bedford Assets”).

In September 2008, the Company sold a 15% of its recently acquired interest in the Bedford Assets, for cash in the amount of $262,500, resulting in a loss of $37,500.

In December 2008, the Company and Bedford Energy, Inc. agreed to amend the Original Bedford Agreement, and on December 8, 2008, the Company entered into an amended agreement with Bedford Energy (the “Amended Bedford Agreement”).  Pursuant to the terms of the Amended Bedford Agreement, The Company would pay a total of $900,000 in cash (reduced from $1,000,000 in the Original Bedford Agreement), and  provide a note in the amount of $400,000 (reduced from $750,000 in the Original Bedford Agreement, which note was subsequently cancelled when the Company agreed to assume accounts payable in the amount of $222,273 (increased from $0 in the original agreement) and  issue a total of 3,500,000 shares of its common stock (increased from 2,500,000 in the original agreement) to Bedford Energy, Inc..  The Company closed this transaction on December 22, 2008.

In September 2008, The Company also acquired an undivided fifty (50%) percent interest in a salt water disposal well and offset and development acreage in the two quarter sections of the East Chandler Field.  In addition, the Company acquired a fifty (50%) percent interest in 540 acres adjoining the 320 acre East Chandler Field.

AVALON OIL & GAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JUNE 30, 2010 AND 2009
(Unaudited)

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

The table below shows the Company’s working interests in the Grace Wells as of June 30, 2010:

Well	June 30, 2010 Working Interest
Grace #1	46%
Grace #2	27%
Grace #3	41%
Grace #5A	36%
Grace #6	33%

The Company has reached an agreement to purchase a 13.50% working interest in the Grace # 1, a 22.50% working interest in the Grace # 2, an 11.50% working interest in the Grace # 3 and Grace # 5A, and a 21.50% working interest in the Grace #6, for $40,687.50, from 15 working interest owners.  We expect to close this purchase before August 31, 2010.

During the three months ended June 30, 2010, the Company sold working interests in the New Diana Wells for a note receivable in the amount of $42,857.  These properties has a net book value as of June 30, 2010 of $20,379, this resulted in a gain from the sale of the working interest in the wells in the amount of $22,478.

AVALON OIL & GAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JUNE 30, 2010 AND 2009
(Unaudited)

Producing oil and gas properties consist of the following:

	June 30, 2010	March 31, 2010
Lincoln County, Oklahoma	$67,565	$67,565
Other properties, net	1,005,676	1,038,233
Asset retirement obligation	48,494	48,298
Property impairments	(481,072)	(481,072)
Less: Depletion	(413,613)	(409,756)
Net	$227,050	$263,268

NOTE 8: ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consisted of the following:

	June 30, 2010	March 31, 2010
Accounts payable	$748,447	$733,233
Accrued interest	58,560	53,001
Total	$807,007	$786,234

AVALON OIL & GAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JUNE 30, 2010 AND 2009
(Unaudited)

NOTE 9: NOTES PAYABLE

June 30, 2010	March 31, 2010
On May 8, 2005, the Company entered into a convertible note payable agreement with a shareholder in the amount of $100,000.  The note carries an interest rate of 10% per annum and a maturity date of November 8, 2006.  The note holder has the right to convert the note and accrued interest at a rate of $0.01 per share.  The value of this conversion feature was treated as a loan discount for the full $100,000 of the loan and was amortized to interest expense over the life of the loan.   On May 8, 2007 the note was extended for one year.  The conversion feature of the note was valued at $25,852 and was treated as a prepaid loan costs.  The prepaid loan costs have been amortized over the life of the new note. On October 19, 2007, the note holder converted $30,000 of principal plus accrued interest of $16,152 for 1,350,000 shares of common stock. On November 30, 2007, the note holder converted $10,000 of principal for 950,000 shares of common stock. On January 31, 2008, the note holder converted $10,000 of principal and accrued interest of $600 for 1,250,000 shares of common stock. On February 29, 2008, the note holder converted $8,000 of principal for 1,250,000 shares of common stock. On March 31, 2008, the note holder converted $5,000 of principal for 1,250,000 shares of common stock. On March 31, 2008, the note holder converted $5,000 of principal for 1,250,000 shares of common stock. On June 6, 2008, the note holder converted $7,000 of principal and $1,372 of accrued interest for 1,550,000 shares of common stock. On June 23, 2008, the note holder converted $10,000 of principal and $395 of accrued interest for 1,500,000 shares of common stock. On October 15, 2008, the note holder converted $5,000 of principal and $10,000 of interest for 3,300,000 shares of common stock. On December 3, 2008, the note holder converted $3,000 of principal and $201 of interest for 2,000,000 shares of common stock. On February 24, 2009, the note holder converted $2,000 of principal and $167 of accrued interest into 4,000,000 shares of common stock During the three months ended September 30, 2009, the Company issued 33,000,000 shares for the conversion of $2,000 of principal and $367 of accrued interest on this note, and for other consideration.  During the three months ended December 31, 2009, the Company issued 30,000,000 shares of common stock for the conversion of $1,000 principal and $361 of accrued interest on this note and for other considerations. During the three months ended June 30, 2010, the Company issued 32,000,000 shares of common stock for the conversion of $1,000 principal and $380 of accrued interest on this note and for other considerations (see note 12). Interest in the amount of $154 and $271 was accrued on this note during the three months ended June 30, 2010 and 2009, respectively.  As of June 30, 2009, the 6,000,000 shares for the conversion on February 24, 2009 have not been issued, these shares are shown as common stock subscribed on the Company’s balance sheet as of December 31, 2009. During the year ended March 31, 2010, the Company extended the maturity date of this note until April 1, 2010. This note is in default as of June 30, 2010. During the three months ended June 30, 2010, the Company extended the maturity date of this note until April 1, 2011.
$6,000	$7,000

AVALON OIL & GAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JUNE 30, 2010 AND 2009
(Unaudited)

On November 11, 2008, the Company issued a convertible promissory note to an investor in the amount of $50,000.  The note carries an interest rate of 10% per annum and a maturity date of October 1, 2009.  The note holder has the right to convert the note and accrued interest into shares of the Company’s common stock at a rate of $0.10 per share.  In addition to the note, the investor received three-year warrants to purchase 500,000 shares of the Company’s common stock at a price of $0.10 per share.  The Company valued these warrants using the Black-Sholes valuation model, and charged the fair value of the warrants in the amount of $11,310 as a discount on notes payable.  The discount is being amortized to interest expense over the life of the note via the effective interest method. Interest in the amount of $792 and $1,247 was accrued on this note during the three months ended  June 30, 2010 and 2009, respectively.  During the three months ended June 30, 2010 and 2009 the Company amortized $0 and $1,516 of the discount on the note payable to interest expense, respectively. During the three months ended December 31, 2009, the Company issued 30,000,000 shares in consideration for the assumption by a third party of $10,000 this note and interest of $1,068, and for other consideration. During the three months ended June 30, 2010, the Company issued 32,000,000 shares of common stock for the conversion of $1,000 principal and $380 of accrued interest on another note and for other considerations (see note 12). During the three months ended June 30, 2010, the Company extended the maturity date of this note until April 1, 2011.
30,000	40,000

On December 22, 2008, the Company issued a promissory note to an investor in the amount of $150,000.  This note carries an interest rate of 10% per annum and matured on  December 15, 2009.  In addition to the note payable, the Company issued 7,500,000 shares of common stock to the note holder.  The shares are considered a discount to the note payable. At the time of the issuance of the shares to the note holder, the market price of the shares exceeded the fair value of the note payable; as a result the value of the discount was capped at the face value of the note, $150,000.  The discount will be amortized to interest expense over the life of the note, 1 year, via the effective interest method.  Interest in the amount of $3,740 was accrued on this note during the three months ended June 30, 2010 and 2009.  During the three months ended June 30, 2010 and 2009 the Company amortized $0 and $10,320 of the discount on the note payable to interest expense, respectively. During the three months ended June 30, 2010, the Company extended the maturity date of this note until April 1, 2011.
150,000	150,000

AVALON OIL & GAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JUNE 30, 2010 AND 2009
(Unaudited)

On December 31, 2008, the Company received a cash advance from an investor in the amount of $100,000.  On January 1, 2009, the Company received an additional $50,000 and the Company entered into a note payable agreement in the amount of $150,000.  The note bears interest at a rate of 10% per annum and matured on December 15, 2009.  In additional to the note payable, the Company issued 7,500,000 shares of common stock to the note holder.  The shares are considered a discount to the note payable.  At the time of issuance of the shares to the note holders, the market price of the shares exceeded the fair value of the note payable; as a result the value of the discount was capped at the face value of the note, $150,000.  The discount will be amortized over the life of the note via the effective interest method. Interest in the amount of $3,740 was accrued on this note during the three months ended June 30, 2010 and 2009.  During the three months ended June 30, 2010 and 2009 the Company amortized $0 and $8,747 of the discount on the note payable to interest expense, respectively. During the three months ended June 30, 2010, the Company extended the maturity date of this note until April 1, 2011.
150,000	150,000

On January 27, 2009, the Company issued a promissory note to an investor in the amount of $50,000.  The note carries an interest rate of 10% per annum and matured on December 15, 2009.  In addition to the note payable, the Company issued 1,000,000 shares of common stock to the note holder.  The shares are considered a discount to the note payable.  The shares are value using the closing market price on the date the note was signed and have a value of $25,000.  The discount will be amortized over the life of the note via the effective interest method.  Interest in the amount of $1,247 was accrued on this note during the three months ended June 30, 2010 and 2009.  During the three months ended June 30, 2010 and 2009 the Company amortized $0 and $1,455 of the discount on the note payable to interest expense, respectively. During the three months ended June 30, 2010, the Company extended the maturity date of this note until April 1, 2011.
	50,000	50,000

On July 15, 2009, the Company issued a promissory note to a related party in the amount of $6,000. The note carries an interest rate of 10% per annum and matured on December 15, 2009. Interest in the amount of $150 and $0 was recorded for the three months ended June 30, 2010 and 2009, respectively. During the three months ended June 30, 2010, the Company extended the maturity date of this note until April 1, 2011.	6,000	6,000

On January 22, 2010, the Company issued a promissory note to a related party in the amount of $2,000. The note carries an interest rate of 10% per annum and matures on January 22, 2011. Interest in the amount of $50 and $0 was recorded for the three months ended June 30, 2010 and 2009, respectively.	2,000	2,000

On February 18, 2010, the Company issued a promissory note to a related party in the amount of $9,000. The note carries an interest rate of 10% per annum and matures on December 15, 2010. Interest in the amount of $224 and $0 was recorded for the three months ended June 30, 2010 and 2009, respectively.	9,000	9,000

AVALON OIL & GAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JUNE 30, 2010 AND 2009
(Unaudited)

On March 24, 2010, the Company issued a convertible note payable in the amount of $50,000.  The note carries an interest rate of 8% per annum and matures on December 26, 2010. The note holder has the right to convert the note at a rate of $0.005 per share. The beneficial conversion feature created a discount on the note in the amount of $15,000 and is being amortized using the effective interest method over the term of the note.  Interest in the amount of $997 and $0 was recorded for the three months ended June 30, 2010 and 2009, respectively. During the three months ended June 30, 2010 and 2009 the Company amortized $549 and $0 of the discount on the note payable to interest expense, respectively.
	50,000	50,000

On April 30, 2010, the Company issued a convertible note payable in the amount of $25,000. This note carries an interest rate of 8% per annum and matures on January 28, 2011. The note holder has the right to convert the note at a rate of $0.005 per share. The beneficial conversion feature created a discount on the note in the amount of $10,500 and is being amortized using the effective interest method over the term of the note. Interest in the amount of $334 and $0 was recorded for the three months June 30, 2010 and 2009, respectively.	25,000	-

On November 28, 2006, Oiltek, of which the Company has a majority interest in, issued a convertible note payable in the amount of $2,500.  This note bears interest at a rate of 8% per annum and matured on October 1, 2007.  The principal amount of the note and accrued interest are convertible into shares of the Company’s common stock at a price of $0.01 per share.  A beneficial conversion feature in the amount of $2,500 was recorded as a discount to the note and was amortized to interest expense during the period ended December 31, 2006.   Interest in the amount of $50 was accrued on this note during the three months ended June 30, 2010 and 2009. In December 2008, the maturity date of this note was extended until December 31, 2010.
	2,500	2,500

On November 28, 2006, Oiltek, of which the Company has a majority interest in, issued a convertible note payable in the amount of $5,000.  This note bears interest at a rate of 8% per annum and matured on October 1, 2007.  The principal amount of the note and accrued interest are convertible into shares of the Company’s common stock at a price of $0.01 per share.  A beneficial conversion feature in the amount of $5,000 was recorded as a discount to the note and was amortized to interest expense during the period ended December 31, 2006.   Interest in the amount of $100 was accrued on this note during the three months ended June 30, 2010 and 2009. In December 2008, the maturity date of this note was extended until December 31, 2010.
	5,000	5,000

AVALON OIL & GAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JUNE 30, 2010 AND 2009
(Unaudited)

On December 10, 2006, Oiltek, of which the Company has a majority interest in, issued a convertible note payable in the amount of $5,000.  This note bears interest at a rate of 8% per annum and matured on October 1, 2007.  The principal amount of the note and accrued interest are convertible into shares of the Company’s common stock at a price of $0.01 per share.  A beneficial conversion feature in the amount of $5,000 was recorded as a discount to the note and was amortized to interest expense during the period ended December 31, 2006. Interest in the amount of $100 was accrued on this note during the three months ended June 30, 2010 and 2009. In December 2008, the maturity date of the note was extended until December 31, 2010.
	5,000	5,000

Total outstanding	$490,500	$476,500

	Note	Unamortized	Net of
June 30, 2010:	Amount	Discounts	Discount
Notes payable -- current portion	$478,000	$(24,951)	$453,049
Notes payable – current portion (Oiltek)	12,500	-	12,500
Total	$490,500	$(24,951)	$465,549

	Note	Unamortized	Net of
March 31, 2010:	Amount	Discounts	Discount
Notes payable - current portion	$464,000	$(15,000)	$449,000
Notes payable – current portion (Oiltek)	12,500	-	12,500
Total	$476,500	$(15,000)	$461,500

	Three months ended June 30,
	2010	2009
Discount on Notes Payable amortized to interest expense	$549	$29,789

AVALON OIL & GAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JUNE 30, 2010 AND 2009
(Unaudited)

NOTE 10: RELATED PARTY TRANSACTIONS

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

During the three months ended June 30, 2010 and 2009, the Company incurred $10,000 in preferred stock dividends, in each period.

The holders of the Series A Preferred Stock have the right to convert each share of preferred stock into a sufficient number of shares of common stock to equal 40% of the then fully-diluted shares outstanding. Fully diluted shares outstanding is computed as the sum of the number of shares of common stock outstanding plus the number of shares of common stock issuable upon exercise conversion or exchange of outstanding options, warrants, or convertible securities.

Notes Payable

On July 15, 2009, the Company borrowed $6,000 from an officer of the corporation. The note carried a 10% interest rate and matured on December 15, 2009. Interest in the amount of $150 was recorded for the three months ended June 30, 2010. This note is in default as of June 30, 2010.

On January 22, 2010, the Company borrowed $2,000 from an officer of the corporation.  The note carries an interest rate of 10% per annum and matures on January 22, 2011.  Interest in the amount of $50 was recorded for the three months ended June 30, 2010.

On February 18, 2010, the Company borrowed $9,000 from an officer of the corporation.  The note carries an interest rate of 10% per annum and matures on December 15, 2010.  Interest in the amount of $224 was recorded for the three months ended June 30, 2010.

Employment Agreements

KENT RODRIGUEZ

In 2009, Mr. Rodriguez, our President, was under an employment agreement dated April 1, 2008 that expires on March 31, 2013, pursuant to which he was compensated at an annual rate of $120,000. During the three months ended June 30, 2010, the Company charged to operations the amount of $30,000 in quarterly salary for Mr. Rodriguez, of which $6,700 was paid to him during the three months and the balance of $23,300 was accrued. An accrual of $112,800 was accrued relating to accrued salary from previous fiscal years.

JILL ALLISON

In 2009, Ms. Allison, our Secretary, was under an employment agreement dated April 1, 2008 that expires on March 31, 2011, pursuant to which she was compensated at a rate of $5,000 per month, for an annual rate of $60,000. During the three months ended June 30, 2010, the Company increased the compensation rate for Ms. Allison, from $5,000 per month to $6,000 per month, for an annual rate of $72,000. During the three months ended June 30, 2010, the Company charged to operations the amount of  $18,000 in annual salary for Ms. Allison, of which $11,500 was paid to her during the three months and the balance of $6,500 was accrued.

AVALON OIL & GAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JUNE 30, 2010 AND 2009
(Unaudited)

NOTE 11: INCOME TAXES

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

The Company is delinquent filing tax returns with the Internal Revenue Service and state taxing authorities. The Company is currently in the process of filing these delinquent returns. We expect to file these delinquent returns on or before September 30, 2010. The filing of these returns should result in a net operating loss (NOL) carry forward which would create in a deferred tax asset that would be fully reserved due to uncertainties about realization of the benefits of the carry forward.

NOTE 12: SHAREHOLDERS' EQUITY

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock, par value $0.10 per share.  As of June 30, 2010, the Company has 100 shares of preferred stock issued and outstanding.

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

AVALON OIL & GAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JUNE 30, 2010 AND 2009
(Unaudited)

During the three months ended June 30, 2010 and 2009, the Company incurred $10,000 in preferred stock dividends, respectively.  As of June 30, 2010, dividends in the amount of $41,200 have not been paid, and are carried on the Company’s balance sheet as Dividends Payable to Related Party.

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
Common Stock

The Company has authorized 1,000,000,000 shares of common stock with a par value of $0.001 per share.  As of June 30, 2010, the Company has 225,704,193  shares of common stock issued and outstanding.

During the three months ended June 30, 2010, the Company issued 10,000,000 shares of common stock in error.

The Company  agreed to issue 32,000,000 shares of common stock valued at $0.007 per share and an aggregate of $128,000 to a group of investors for the following considerations: (a) the conversion of a portion of the Company’s convertible note payable in the principal amount of $1,000 plus accrued interest in the amount of $380; (b) the investors assumed a portion of a note payable of the Company in the principal amount of $10,000 (the original value of the note was $50,000) plus accrued interest of $5,740, calculated as follows:

Conversion of note payable and accrued interest	$1,380
Assumption of note payable and accrued interest by investors	15,740
Total Consideration	17,120
Value of 32,000,000 shares at $0.007 per share	(128,000)
Loss on extinguishment of debt	$(110,880)

During the three months ended June 30, 2010, the Company issued 2,000,000 shares of common stock to a consultant for service.  The value of these shares in the amount of $12,000 has been charged to prepaid services.  As of June 30, 2010, amortization in the amount of $2,333 has been charged to operations.

During the three months ended June 30, 2010, the Company issued 17,000,000 shares of common stock, which have been previously subscribed as of March 31, 2010, for the conversion and assumption of debt.

Options

There are no stock options outstanding.

AVALON OIL & GAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JUNE 30, 2010 AND 2009
(Unaudited)

Warrants

During the year ended March 31, 2009, the Company issued 500,000 warrants to purchase additional shares of common stock.  The value of these warrants in the amount of $11,310 was charged to discount on notes payable  during the three months ended December 31, 2008.  The warrants are convertible into shares of common stock at a price of $0.10 per share, and have a 3 year term.

The following table summarizes the warrants outstanding and the related prices for the shares of the Company’s common stock issued to non-employees of the Company at June 30, 2010:

Warrants Outstanding			Warrants Exercisable
		Weighted Average			Weighted Average
Exercise	Number	Remaining Contractual	Weighted Average	Number	Remaining Contractual
Prices	Outstanding	Life (years)	Exercise Price	Exercisable	Life (years)
$0.10	500,000	1.37	$0.10	500,000	1.37
0.20	125,000	2.44	0.20	125,000	2.44
0.60	150,000	2.71	0.60	150,000	2.71
	775,000	1.80		775,000	1.80

Transactions involving warrants are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at March 31, 2010	775,000	$0.21
Granted	-	-
Exercised	-	-
Cancelled or expired	-	-
Outstanding at June 30, 2009	775,000	$0.21

AVALON OIL & GAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JUNE 30, 2010 AND 2009
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

NOTE 14: REVENUE RECOGNITION

During the year ended March 31, 2009, the Company entered into a contractual dispute with a well operator (the “Operator”) which currently operates three of the Company’s producing leaseholds.  As a result of this dispute, beginning in July 2008 the Company stopped payment to the Operator on the lease operating expenses associated with these producing leaseholds.  The Operator has withheld payment of revenue from these wells from the Company, and has applied this revenue against the lease operating expenses.  As of September 30, 2009, the Company is current on all of its lease operating expenses. We have accrued all of the operating expenses as of September 30, 2009, but we believe that the operator of these wells has significantly overcharged us for the operating costs of these three leaseholds.  We have initiated an audit of the operator to determine the extent of these excess charges.

During the year ended March 31, 2010, a settlement agreement was entered into between the Company and the Operator.  As a result of this agreement, the Company has received the revenues which were due from these wells, which was applied to the adjusted lease operating expenses.

AVALON OIL & GAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JUNE 30, 2010 AND 2009
(Unaudited)

NOTE 15: EARNINGS PER SHARE

ASC 260-10-45 requires a reconciliation of the numerator and denominator of the basic and diluted earnings per share (EPS) computations. The following securities were not included in the calculation of diluted earnings per share because their effect was anti-dilutive.

Anti-dilutive shares at June 30, 2010:

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

NOTE 16:  SUBSEQUENT EVENTS

The Company has evaluated subsequent events through August 1, 2010, the filing date of this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2010, and has disclosed such items in Note 16 “Subsequent Events” herein.

During the period subsequent to June 30, 2010, the Company cancelled 24,250,000 shares of common stock, 10,000,000 of which were issued in error and 14,250,000 shares which were issued for debt previously subscribed but not converted.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our financial statements and the notes related thereto. The discussion of results, causes and trends should not be construed to infer conclusions that such results, causes or trends necessarily will continue in the future.

Business Development

We were originally incorporated in Colorado in April 1991 under the name Snow Runner (USA), Inc. We were the general partner of Snow Runner (USA) Ltd., a Colorado limited partnership which was formed to sell proprietary snow skates under the name "Sled Dogs" and which was dissolved in August 1992. In late 1993, we relocated our operations to Minnesota and in January 1994 changed our name to Snow Runner, Inc. In November 1994 we changed our name to the Sled Dogs Company. On November 5, 1997, we filed for protection under Chapter 11 of the U.S. Bankruptcy Code.

In September 1998, we emerged from protection of Chapter 11 of the U.S. Bankruptcy Code. In May 1999, we changed our state of domicile to Nevada and our name to XDOGS.COM, Inc. In August 2000, following our bankruptcy, we made a decision to re-focus to a traditional wholesale to retail distributor, and obtained the exclusive North American rights to distribute high-end European outdoor apparel and equipment. We first intended to exploit these rights over the Internet under the name XDOGS.COM, Inc. However, due to the general economic conditions and the ensuing general downturn in e-commerce and internet-based businesses, we decided that to best preserve our core assets we would need to adopt a more traditional strategy. Thus, we abandoned this approach and to better reflect our new focus, we changed our name to XDOGS, Inc. On July 22, 2005, the Board of Directors and a majority of the Company's shareholders approved an amendment to our Articles of Incorporation to change the Company's name to Avalon Oil & Gas, Inc. ("Avalon"), and to increase the authorized number of shares of our common stock from 200,000,000 shares to 1,000,000,000 shares, par value $0.001, and engage in the acquisition of producing oil and gas properties.

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

On October 31, 2007, we announced in a press release that we closed upon the acquisition of non-operated production in the Lake Washington Field in Plaquemines Parish, Louisiana. Since its discovery in the 1930, the Lake Washington Field has produced approximately 350 million barrels of oil. We hold approximately a 0.70% working interest in a  3 well unit that is  producing over 1000 barrels of oil per day.

On April 7, 2008 we announced in a press release our acquisition in December 2007 of a 5% working interest in the 1,280 acre Waters prospect. The first well is being drilled between two gas wells that have  produced over 500 million cubic feet of natural gas in the two years they have been in production.

In June 2008, the Company entered into an agreement with Bedford Energy to acquire a 2.5% working interest in Grace Well #2 in East Chandler Field, Oklahoma, which had been producing 350 thousand cubic feet of gas per day.  In August 2008, the Company entered into an additional agreement with Bedford  Energy (the “Expanded Bedford Agreement”) to increase its working interest in the Grace #2 well from 2.5% to 7.5%; and to increase its net revenue interest in the Grace #2 well to 11.95%. In addition, the Company acquired a 10% working interest and a 13.825% net revenue interest in the Grace #1, Grace #3, Grace #5A and Grace #6 wells.  In March, 2009 Avalon additionally increased its working interest in the Grace wells as follows: in the Grace #1 to 42.125%; in the Grace # 2 to 30.5%; in the Grace #3 to 39.0%, in the Grace #5A to 40.0%, and in the Grace #6 to 34.0%.

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

As part of the  Expanded Bedford Agreement, the Company also acquired the right to operate Grace Wells #1, #2, #3, #5A, and #6 (the “Grace Wells”).  The Company hired a third party to operate the Grace Wells and to upgrade the operation of the Grace Wells (“Workover”).   In February and March 2009, the Company made formal buyout offers (the “Grace Wells Buyout Offer”) to the approximately 93 additional working interest holders in the Grace Wells (the “Additional Grace Wells Owners”).  The Grace Wells Buyout Offer provided three options to the Additional Grace Wells Owners:   (1) The Additional Grace Wells Owners would continue to participate in the operation of the Grace Wells, and would remit to the Company funds representing their pro rata portion of the Workover costs; (2) The Additional Grace Wells Owners would sell their interests in the Grace Wells to the Company for cash and stock in the Company; (3) The Additional Grace Wells Owners could do nothing. If this third option was chosen, the Additional Grace Well Owner would retain their interest in the Grace Wells, but their pro-rata portion of the costs would be subject to a 500% penalty; in addition, their pro-rata portion of the revenue generated by the Grace Wells would be applied to their portion of the costs, including the 500% penalty, before they would receive any payment.  As of June 30, 2010, the approximately 93 Grace Wells investors had selected the following options:  Approximately 22 selected option 1, continued participation; 29 selected option 2, the Company buyout; 17 were in Option 3, non-consent; and 25 were still pending and had not made a selection.

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

The Company has reached an agreement to purchase a 13.50% working interest in the Grace # 1, a 22.50% working interest in the Grace # 2, an 11.50% working interest in the Grace # 3 and Grace # 5A, and a 21.50% working interest in the Grace #6, for $40,687.50, from 15 working interest owners.  We expect to close this purchase before August 31, 2010.

During the three months ended June 30, 2010, the Company sold working interests in the wells located in Blackmon- Hall Unit, New Diana Field, Upshur County, Texas (the “New Diana Wells”), of which it had previously acquired a ten percent (10%) working interest in April, 2008, for a note receivable in the amount of $42,857.  These properties has a net book value as of June 30, 2010 of $20,379, this resulted in a gain from the sale of the working interest in the wells in the amount of $22,478.

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

Going Concern

The June 30, 2010, financial statements have been prepared assuming the Company will continue as a going concern. However, the Company has incurred a loss of $27,435,447 from inception through June 30, 2010, and has a working capital deficiency  of $1,490,922 as of June 30, 2010.  Shareholder’s equity as of  June 30, 2010 is $832,844. The Company currently has minimal revenue generating operations and expects to incur substantial operating expenses in order to expand its business. As a result, the Company expects to incur operating losses for the foreseeable future.  The accompanying consolidated financial statements do not include any adjustments that might become necessary should the Company be unable to continue as a going concern.

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

Results of Operations

Three months ended June 30, 2010 compared to the three months ended June 30, 2009:

Revenues

Revenues for the three months ended June 30, 2010 were $30,185, a decrease of approximately 45% compared to revenue of $55,310 for the three months ended June 30, 2009.  Revenues from the sale of oil and gas decreased as a result of the lower market price for oil and natural gas, the Company’s decision to shut-in the Grace Wells due to the weakness in the market price of natural gas.

Lease Operating Expenses

During the three months ending June 30, 2010, our lease operating expenses were $30,511, a decrease of $23,889 or approximately 44% compared to $54,400 for the three months ended June 30, 2009.  This decrease was the result of the completion of the workover expense of the Grace Wells in the quarter ending June 30, 2009.

Selling, General, and Administrative Expenses

Selling, general and administrative expenses for the three months ended June 30, 2010 were $133,818 a decrease of $42,641 or approximately 24% compared to selling, general and administrative expenses of $176,459 during the three months ended June 30, 2009.   Selling, general and administrative expenses for 2010 consisted primarily of payroll and related costs of $48,700; legal and accounting fees in the amount of $28,136; travel and entertainment expenses of $18,891; dividend expense of $10,000; office expenses of $8,285; facilities costs in the amount of $7,268;insurance of expense of $2,795; and investor relations costs of $2,624.

Non-Cash Compensation

Non-cash compensation for the three months ended June 30, 2010 was $2,333, an increase of $2,333 or approximately 100% compared to non-cash compensation of $0 for the three months ended June 30, 2009.  This increase was the result of common stock issuances to consultants as payment.

Gain from Sale of Property

During the three months ended June 30, 2010, the Company sold oil and gas properties for a gain of $22,478; there were no such gains during the three months ended June 30, 2009.

Loss of Extinguishment of Debt

During the three months ended June 30, 2010, the Company agreed to issue 32,000,000 shares of common stock for the conversion of $1,380 of debt and the assumption of notes payable and accrued interest in the amount of $15,740.  This resulted in a loss on extinguishment of debt in the amount of $110,880.

Depreciation, Depletion, and Amortization

Depreciation, Depletion, and Amortization were $28,237 for the three months ended June 30, 2010, a decrease of $131,787 or approximately 82% compared to $160,024  for the three months ended June 30, 2009.  The reason for the decrease is the reduction in the amortization of the technologies that were acquired from Innovaro Corporation.

Interest Expense, net of Interest Income

Interest expense, net of interest income of $12,220 for the three months ended June 30, 2010, a decrease of $34,837  or approximately 74%  compared to interest expense, net of $47,057 for the three months ending June 30, 2009. This decrease is due to the conversion and assumption of notes payable by investors.

Net Loss

For the reasons stated above, our net loss for the three months ended June 30, 2010, amounted to $265,336, a decrease of $117,294 or approximately 31% compared to a net loss of $382,630 during the prior period.

LIQUIDITY AND CAPITAL RESOURCES

The June 30, 2010, financial statements have been prepared assuming the Company will continue as a going concern. However, the Company has incurred a loss of $27,435,447 from inception through June 30, 2010, and has a working capital deficiency  of $1,490,922 and shareholder’s equity of $832,844, respectively, as of June 30, 2010. The Company currently has minimal revenue generating operations and expects to incur substantial operating expenses in order to expand its business. As a result, the Company expects to incur operating losses for the foreseeable future.  The accompanying consolidated financial statements do not include any adjustments that might become necessary should the Company be unable to continue as a going concern.

Our cash and cash equivalents were $118 on June 30, 2010, compared to $46,522 on March 31, 2010. We met our liquidity needs through the issuance of our common stock and notes payable for cash and the revenue derived from oil and gas operations.

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

Operating activities

Net cash used by operating activities for the three months ended June 30, 2010 was $71,404 compared to $20,067 provided in the three months ended June 30, 2009.

The Company had a net loss of $265,336 for the three months ended June 30, 2010 compared to a net loss of $382,630 for the three months ended June 30, 2009. Net accounts receivable for the three months ended June 30, 2010 was $8,264 compared to $11,340 for the three months ended June 30, 2009.

Investing activities

For the three months ended June 30, 2010 we used $0 in investing activities compared to $350 in the three months ended June 30, 2009.  The primary use of cash for investing activities in 2009 was $350 used for the acquisition of the Grace Wells assets from Bedford Energy.

Financing activities

Our financing activities for the three months ended June 30, 2010 provided cash of $25,000 as compared to $0 for the three months ended June 30, 2009. We plan to raise additional capital during the coming fiscal year.  Cash generated by financing activities consisted of $25,000 from the issuance of convertible notes payable.

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

ITEM 4.  CONTROLS AND PROCEDURES

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

PART II

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company issued 2,000,000 shares of common stock to consultants pursuant to consulting agreements.  These shares were valued at $14,000.

The Company issued 32,000,000 shares of common stock to note holders for the conversion and assumption of notes payable in the aggregate of $17,120.  These shares were valued at $224,000.

The Company issued 17,000,000 shares of common stock that were previously accrued during the prior quarter for the conversion and assumptions of notes.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Form 8-K

1. Filed on July 23, 2010, the Company announced the restatement of the previously issued financial statements for the period ended March 31, 2009.

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

Avalon Oil & Gas, Inc.

Date: August 16, 2010	By:	/s/ Kent Rodriguez
Kent Rodriguez
Chief Executive Officer Chief Financial and Accounting Officer