Form 10-Q
period 2010-09-30
Avalon Oil & Gas, Inc.
filed 2010-11-19
CIK 918573

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010

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

470,237,375 shares of the registrant's Common Stock, $0.001 per share, were outstanding as of November 8, 2010.

ITEM 1. FINANCIAL STATEMENTS

AVALON OIL & GAS, INC.
AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
	September 30,	March 31,
	2010	2010
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$212,062	$46,522
Accounts receivable, net	12,566	11,340
Note receivable	8,571	-
Deposits and prepaid expenses	11,417	4,150

Total current assets	244,616	62,012

Note receivable	32,857	-
Property and equipment, net	12,739	17,689
Unproven oil and gas properties	1,866,095	1,866,095
Producing oil and gas properties, net	205,640	263,268
Intellectual property rights, net	244,866	266,158

Total Assets	$2,606,813	$2,475,222
Liabilities and stockholders' equity
Current liabilities
Accounts payable and accrued liabilities	$600,972	$786,234
Accounts payable and accrued liabilities- related parties	186,968	150,168
Due to related party – dividends payable	51,200	31,700
Accrued liabilities to joint interests	24,665	26,281
Notes payable – related party	6,000	17,000
Notes payable, net of discount	449,830	444,500

Total current liabilities	1,319,635	1,455,883

Accrued asset retirement obligations liability	76,557	73,659

Total liabilities	1,396,192	1,529,542
Commitments and contingencies	-	-

Stockholders' equity
Preferred stock, Series A, $0.10 par value, 1,000,000 shares
authorized; 100 shares issued and outstanding - stated at redemption value	500,000	500,000
Common stock, $0.001 par value; 1,000,000,000 shares authorized;
468,419,193 and 164,704,193 shares issued and outstanding
at September 30, 2010 and March 31, 2010, respectively	468,419	164,704
Additional paid-in capital - Common stock	28,169,593	27,379,920
Common stock subscribed	262,439	71,167
Subscription receivable	(40,000)	-
Accumulated deficit	(28,149,830)	(27,170,111)
Total stockholders' equity	1,210,621	945,680

Total liabilities and stockholders’ equity	$2,606,813	$2,475,222

See notes to consolidated financial statements.

AVALON OIL & GAS, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX  MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
(Unaudited)

	For the Three	For the Three	For the Six	For the Six
	Months Ended	Months Ended	Months Ended	Months Ended
	September 30,	September 30,	September 30,	September 30,
	2010	2009	2010	2009

Oil and gas sales	$47,796	$69,702	$77,981	$125,012

Operating expenses:
Lease operating expense, severance taxes
and ARO accretion	26,761	27,284	57,272	81,684
Selling, general and administrative expenses	433,299	162,699	567,117	339,158
Stock based compensation	268,800	25,950	271,133	25,950
Depreciation, depletion, and amortization	33,807	315,149	62,044	475,173
Total operating expenses	762,667	531,082	957,566	921,965

Operating loss	(714,871)	(461,380)	(879,585)	(796,953)

Other (income) expense:
Gain on sale of well interest	-	-	(22,478)	-
Loss on extinguishment of debt	-	67,126	110,880	67,126
Gain on settlement of accounts payable	(19,925)	-	(19,925)	-
Interest expense, net	19,437	208,921	31,657	255,978
Total other (income) expense	(488)	276,047	100,134	323,104

Loss before taxes	(714,383)	(737,427)	(979,719)	(1,120,057)

Provision for taxes	-	-	-	-

Net loss	(714,383)	(737,427)	(979,719)	(1,120,057)

Preferred stock dividend	(10,000)	(10,000)	(10,000)	(20,000)

Net loss attributable to common stock after preferred stock dividends	$(724,383)	$(747,427)	$(989,719)	$(1,140,057)

Net loss per share - basic and diluted	$(0.00)	$(0.01)	$(0.00)	$(0.01)

Weighted average shares outstanding - basic and diluted	351,156,530	108,769,019	273,368,756	103,835,712

See notes to consolidated financial statements.

AVALON OIL & GAS, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
(Unaudited)

	For the Six	For the Six
	Months Ended	Months Ended
	September 30,	September 30,
	2010	2009
Cash flows from operating activities:
Net loss	$(979,719)	$(1,120,057)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on extinguishment of debt	110,880	67,126
Gain on sale of Well interest	(22,478)	-
Gain on settlement of debt	(19,925)	-
Non-cash compensation	271,133	25,950
Common stock issued for financing fees’	74,260	-
Depreciation	4,950	5,089
Depletion	35,801	359,697
Depreciation of ARO liability	1,448	1,448
Amortization of discount on notes payable	7,830	227,233
Amortization of intangible assets	21,292	110,410
Net change in operating assets and liabilities:
Accounts receivable	(1,226)	2,181
Joint Interest receivable	(1,616)	(5,374)
Prepaid expenses	900	43,340
Accounts payable and other accrued expenses	49,783	189,815
Dividend Payable to related party	19,500	13,200
Due to related party	36,800	67,200
Asset retirement obligation	2,898	2,898
Net cash used in operating activities	(387,489)	(9,844)

Cash flows from investing activities:
Payments received on notes receivable	1,429	-
Purchase of interests in Grace wells	-	(350)
Net cash provided by (used in) investing activities	1,429	(350)

Cash flows from financing activities:
Proceeds from notes payable – related party	13,000	-
Payments on notes payable –related party	(24,000)	-
Proceeds from notes payable	25,000	6,000
Payments on notes payable	(5,000)	-
Common stock issued for cash	542,600	-
Net cash provided by financing activities	551,600	6,000

Net increase (decrease) in cash and cash equivalents	165,540	(4,194)

Cash and cash equivalents at beginning of period	46,522	26,406

Cash and cash equivalents at end of period	$212,062	$22,212

  AVALON OIL & GAS, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
(Unaudited)

Supplemental disclosures of cash flow information:

Cash paid during the period for:
Interest	$-	$-

Taxes	$-	$-

Common stock issued in exchange for consulting services	$176,050	$25,950

Common stock issued for conversion of note payable and accrued interest, and assumption of debt	$338,000	$330,000

Gain on sale of well interests	$(22,478)	$-

Common stock issued in error	$10,000	$-

Loss on extinguishment of debt	$110,880	$-

Gain from settlement of debt	$(19,925)	$-

Common stock issued for financing fees	$74,260	$-

Common stock issued for directors services	$89,250	$-

See notes to consolidated financial statements.

AVALON OIL & GAS, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
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
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
(Unaudited)

In June 2008, the Company entered into an agreement with Bedford Energy to acquire a 2.5% working interest in Grace Well #2 in East Chandler Field, Oklahoma, which had been producing 350 thousand cubic feet of gas per day.  In August 2008, the Company entered into an additional agreement with Bedford  Energy (the “Expanded Bedford Agreement”) to increase its working interest in the Grace #2 from 2.5% to 7.5%; and to increase its net revenue interest in the Grace #2 to 11.95%. In addition, the Company acquired a 10% working interest and a 13.825% net revenue interest in the Grace #1, Grace #3, Grace #5A and Grace #6 wells (such interest, collectively “Bedford Assets”). The Company also acquired the right to operate the Grace Wells, and as set forth in the Acquisition Strategy section of Item 2: Management’s Discussion and Analysis, intends to increase its ownership in these wells.

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

Interim Financial Information

The accompanying unaudited interim consolidated financial statements have been prepared by the Company, in accordance with generally accepted accounting principles pursuant to Regulation S-X of the Securities and Exchange Commission.  Accordingly, these interim financial statements should be read in conjunction with the Company’s financial statements and related notes as contained in Form 10-K for the year ended March 31, 2010. In the opinion of management, the interim consolidated financial statements reflect all adjustments, including normal recurring adjustments, necessary for fair presentation of the interim periods presented. The results of the operations for the three and six months ended September 30, 2010 are not necessarily indicative of the results of operations to be expected for the full year.

AVALON OIL & GAS, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
(Unaudited)

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Preparation of Financial Statements

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted  in the United States of America for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and related notes. The accompanying unaudited consolidated financial statements and related notes should be read in conjunction with the audited consolidated financial statements of the Company and notes thereto for the year ended March 31, 2010.

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (which include only normal recurring adjustments) necessary to present fairly the balance sheets of Avalon Oil and Gas Inc. and subsidiaries as of September 30, 2010 and the results of their operations for the three and six months ended September 30, 2010 and 2009, and cash flows for the six months ended September 30, 2010 and 2009. The results of operations for the three and six months ended September 30, 2010 and 2009 are not necessarily indicative of the results to be expected for the entire year.

Principles of consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Ultrasonic Mitigation Technologies, Inc.; Intelli-Well Technologies, Inc. and Leak Location Technologies, Inc. along with 75.6 % owned Oiltek, Inc. All significant inter-company items have been eliminated in consolidation.

Going Concern

The September 30, 2010, financial statements have been prepared assuming the Company will continue as a going concern. However, the Company has incurred a loss of $28,149,830 from inception through September 30, 2010, and has a working capital deficiency of $1,075,019 and shareholder’s equity of $1,210,621, respectively, at September 30, 2010. The Company currently has minimal revenue generating operations and expects to incur substantial operating expenses in order to expand its business. As a result, the Company expects to incur operating losses for the foreseeable future.

The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable.  If the Company is unable to obtain adequate capital, it could be forced to cease operations.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

We will continue to raise additional equity and/or debt financing to provide funds to acquire oil and gas producing properties, as we have done this past quarter.

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
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
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

Accounts Receivable

Management periodically assesses the collectability of the Company's accounts receivable. Accounts determined to be uncollectible are charged to operations when that determination is made. The Company had an allowance for doubtful accounts receivable of $19,696 at September 30, 2010 and March 31, 2010.

Oil and Natural Gas Properties

The Company follows the full cost method of accounting for natural gas and oil properties prescribed by the Securities and Exchange Commission ("SEC").  Under the full cost method, all acquisition, exploration, and development costs are capitalized. The Company capitalizes all internal costs, including: salaries and related fringe benefits of employees directly engaged in the acquisition, exploration and development of natural gas and oil properties, as well as other identifiable general and administrative costs associated with such activities.  During the three and six months ended September 30, 2010 and year ended March 31, 2010, no acquisition costs were capitalized as such costs were immaterial.

AVALON OIL & GAS, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
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

The Company evaluates recoverability of identifiable intangible assets whenever events or changes in circumstances indicate that intangible assets carrying amount may not be recoverable. Such circumstances include, but are not limited to: (1) a significant decrease in the market value of an asset, (2) a significant adverse change in the extent or manner in which an asset is used, or (3) an accumulation of cost significantly in excess of the amount originally expected for the acquisition of an asset. The Company measures the carrying amount of the assets against the estimated undiscounted future cash flows associated with it. During the three months ended September 30, 2010, there were no such events or changes in circumstances which indicated assets may not be recoverable.

Should the sum of the expected cash flows be less than the carrying amount of assets being evaluated, an impairment loss would be recognized. The impairment loss would be calculated as the amount by which the carrying amount of the assets, exceed fair value. Estimated amortization of intangible assets over the next five years is as follows:

September 30,
2011	$21,293
2012	42,585
2013	42,585
2014	42,585
2015	42,585
$191,633

The carrying value of the assets does not exceed fair value at September 30, 2010, and no impairment charge has been recorded during the three and nine months ended September 30, 2010.

AVALON OIL & GAS, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
(Unaudited)

Stock Based Compensation

In December 2004, ASC 718-10, Share Based Payment, ASC 718-10 eliminates accounting for share-based compensation transaction using the intrinsic value method and requires instead that such transactions be accounted for using a fair-value-based method. The Company has elected to adopt the provisions of ASC 718-10 effective January 1, 2006, under the modified prospective transition method, in which compensation cost was recognized beginning with the effective date (a) based on the requirements of ASC 718-10 for all share-based payments granted after the effective date and (b) based on the requirements of ASC 718-10 for all awards granted to employees prior to the effective date of ASC 718-10 that remain unvested on the effective date.

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
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
(Unaudited)

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

Impairment of long-lived assets is recognized when events or changes in circumstances indicate that the carrying amount of the asset or related group of assets may not be recoverable.  If the expected future undiscounted cash flows are less than the carrying amount of the asset, an impairment loss is recognized at that time.  Measurement of impairment may be based upon appraisal, market value of similar assets or discounted cash flows. During the three months and six ended September 30, 2010, the Company recognized no such expense during the period.

AVALON OIL & GAS, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
(Unaudited)

New Accounting Pronouncements

Other accounting standards that have been issued or proposed by FASB that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

NOTE 3: NOTE RECEIVABLE

During the six months ended September 30, 2010, the Company entered into an agreement to sell  its working interest in the New Diana Wells to KROG, the well operator, for a non- interest bearing note  receivable in the amount of $42,857.  This note is payable in monthly principal installments of $714 for sixty (60) months, with payments beginning on August 20, 2010.  The note matures on July 20, 2015.  In the event that the borrower defaults on the note receivable, the note will accrue interest at a rate of ten percent (10%) per annum.  If the borrower prepays the note receivable, the principal balance of the note will be discounted by one hundred twenty percent (120%) of the amount of the prepayment.

During the three months ended September 30, 2010, the Company received payments in the amount of $1,429. As of September 30, 2010, the outstanding balance of the note was $41,428, $8,571 has been recorded as a current note receivable and the long-term portion has been recorded  in the amount of $32,857.

NOTE 4: RECEIVABLE FROM JOINT INTERESTS

The Company is the operator of certain wells acquired in the Expanded Bedford Agreement.  Pursuant to a joint interest operating agreement (the “Joint Interest Agreement”), the Company charges the other owners of the Grace Wells for their pro-rata share of operating and work-over expenses.  These receivables are carried on the Company’s balance sheet as Receivable from Joint Interests At September 30, 2010 and March 31, 2010, the amount of these receivables is $0.  During the year ended March 31, 2010, the Company deemed the collectability of the receivable from joint interests in the amount of $168,502 unlikely.  As a result, the Company charged $168,502 to operations during the year ended March 31, 2010 as bad debt expense.

NOTE 5: PROPERTY AND EQUIPMENT

A summary of property and equipment at September 30, 2010 and March 31, 2010, is as follows:

	September 30, 2010	March 31, 2010
Office Equipment	$41,778	$41,778
Leasehold improvements	7,989	7,989
	49,767	49,767
Less: Accumulated depreciation	(37,028)	(32,078)
Total	$12,739	$17,689

Depreciation expense for the three months ended September 30, 2010 and 2009 was $2,475 and $2,483, respectively.  Depreciation expense for the six months ended September 30, 2010 and 2009 was $4,950 and $5,089, respectively.

AVALON OIL & GAS, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
(Unaudited)

NOTE 6: INTELLECTUAL PROPERTY RIGHTS

A summary of the intellectual property rights at September 30, 2010 and March 31, 2010, are as follows:

	September 30, 2010	March 31, 2010
Ultrasonic Mitigation Technology	$425,850	$425,850
Intelli-Well Technologies	391,500	391,500
Leak Location Technology	980,305	980,305
BIO-CAT Well and pipeline	30,000	30,000
	1,827,655	1,827,655
Less: accumulated amortization	(1,582,789)	(1,561,497)
Total	$244,866	$266,158

Amortization expense for the three months ended September 30, 2010 and 2009 was $10,646 and $55,205, respectively. Amortization expense for the six months ended September 30, 2010 and 2009 was $21,292 and $110,411, respectively.   During the year ended March 31, 2010, the Company determined that the Leak Location Technology license and the BIO-CAT Technology license value was impaired, which resulted in the impairment expense of $564,711 for the year ended March 31, 2010.

Estimated amortization of intangible assets over the next five years is as follows:

September 30,
2011	$21,293
2012	42,585
2013	42,585
2014	42,585
2015	42,585
$191,633

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

AVALON OIL & GAS, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
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

AVALON OIL & GAS, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
(Unaudited)

During the year ended March 31, 2010, pursuant to the terms of the Grace Well Buyout Offer, an additional  6 investors selected option 2, the Company buyout, and 2 additional investor selected option 1, continued participation.

The table below shows the Company’s working interests in the Grace Wells as of September 30, 2010:

Well	September 30, 2010 Working Interest
Grace #1	46%
Grace #2	27%
Grace #3	41%
Grace #5A	36%
Grace #6	33%

The Company has reached an agreement to purchase a 13.50% working interest in the Grace # 1, a 22.50% working interest in the Grace # 2, an 11.50% working interest in the Grace # 3 and Grace # 5A, and a 21.50% working interest in the Grace #6, for $40,687.50, from 15 working interest owners.  We expect to close this purchase before November 30, 2010.

During the three months ended June 30, 2010, the Company sold working interests in the New Diana Wells for a note receivable in the amount of $42,857.  These properties has a net book value as of June 30, 2010 of $20,379, this resulted in a gain from the sale of the working interest in the wells in the amount of $22,478.

Producing oil and gas properties consist of the following:

	September 30, 2010	March 31, 2010
Lincoln County, Oklahoma	$67,565	$67,565
Other properties, net	1,005,676	1,038,233
Asset retirement obligation	50,708	48,298
Property impairments	(481,072)	(481,072)
	642,877	673,024
Less: Depletion	(437,237)	(409,756)
Net	$205,640	$263,268

Unproven Oil and Gas Properties

The balance of unproven oil and gas properties as of September 30, 2010 and March, 31, 2010 was $1,866,095.

The costs of unproven properties are excluded from amortization until the properties are evaluated.  We review all of our unevaluated properties quarterly to determine whether or not and to what extent proved reserves have been assigned to the properties and otherwise if impairment has occurred.  Unevaluated properties are grouped by major prospect area where individual property costs are not significant and are assessed individually when individual costs are significant.

NOTE 8: ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consisted of the following:

	September 30, 2010	March 31, 2010
Accounts payable	$531,945	$733,233
Accrued interest	69,027	53,001
Total	$600,972	$786,234

AVALON OIL & GAS, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
(Unaudited)

NOTE 9: NOTES PAYABLE

September 30, 2010	March 31, 2010
On May 8, 2005, the Company entered into a convertible note payable agreement with a shareholder in the amount of $100,000. The note carries an interest rate of 10% per annum and a maturity date of November 8, 2006. The note holder has the right to convert the note and accrued interest at a rate of $0.01 per share. The value of this conversion feature was treated as a loan discount for the full $100,000 of the loan and was amortized to interest expense over the life of the loan. On May 8, 2007 the note was extended for one year. The conversion feature of the note was valued at $25,852 and was treated as a prepaid loan costs. The prepaid loan costs have been amortized over the life of the new note. On October 19, 2007, the note holder converted $30,000 of principal plus accrued interest of $16,152 for 1,350,000 shares of common stock. On November 30, 2007, the note holder converted $10,000 of principal for 950,000 shares of common stock. On January 31, 2008, the note holder converted $10,000 of principal and accrued interest of $600 for 1,250,000 shares of common stock. On February 29, 2008, the note holder converted $8,000 of principal for 1,250,000 shares of common stock. On March 31, 2008, the note holder converted $5,000 of principal for 1,250,000 shares of common stock. On March 31, 2008, the note holder converted $5,000 of principal for 1,250,000 shares of common stock. On June 6, 2008, the note holder converted $7,000 of principal and $1,372 of accrued interest for 1,550,000 shares of common stock. On June 23, 2008, the note holder converted $10,000 of principal and $395 of accrued interest for 1,500,000 shares of common stock. On October 15, 2008, the note holder converted $5,000 of principal and $10,000 of interest for 3,300,000 shares of common stock. On December 3, 2008, the note holder converted $3,000 of principal and $201 of interest for 2,000,000 shares of common stock. On February 24, 2009, the note holder converted $2,000 of principal and $167 of accrued interest into 4,000,000 shares of common stock During the three months ended September 30, 2009, the Company issued 33,000,000 shares for the conversion of $2,000 of principal and $367 of accrued interest on this note, and for other consideration. During the three months ended December 31, 2009, the Company issued 30,000,000 shares of common stock for the conversion of $1,000 principal and $361 of accrued interest on this note and for other considerations. During the three months ended June 30, 2010, the Company issued 32,000,000 shares of common stock for the conversion of $1,000 principal and $380 of accrued interest on this note and for other considerations (see note 12). During the three months ended September 30, 2010, the Company issued 60,000,000 shares of common stock for the conversion of $1,000 principal and $166 of accrued interest on this note and for other considerations (see note 12). Interest in the amount of $133 and $455 was accrued on this note during the three months ended September 30, 2010 and 2009, respectively. Interest in the amount of $287 and $727 was accrued on this note during the six months ended September 30, 2010 and 2009, respectively As of September 30, 2009, the 6,000,000 shares for the conversion on February 24, 2009 have not been issued, these shares are shown as common stock subscribed on the Company’s balance sheet as of December 31, 2009. During the year ended March 31, 2010, the Company extended the maturity date of this note until April 1, 2010. During the three months ended June 30, 2010, the Company extended the maturity date of this note until April 1, 2011
$5,000	$7,000

AVALON OIL & GAS, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
(Unaudited)

September 30, 2010	March 31, 2010
On November 11, 2008, the Company issued a convertible promissory note to an investor in the amount of $50,000. The note carries an interest rate of 10% per annum and a maturity date of October 1, 2009. The note holder has the right to convert the note and accrued interest into shares of the Company’s common stock at a rate of $0.10 per share. In addition to the note, the investor received three-year warrants to purchase 500,000 shares of the Company’s common stock at a price of $0.10 per share. The Company valued these warrants using the Black-Sholes valuation model, and charged the fair value of the warrants in the amount of $11,310 as a discount on notes payable. The discount is being amortized to interest expense over the life of the note via the effective interest method. Interest in the amount of $756 and $1,260 was accrued on this note during the three months ended September 30, 2010 and 2009, respectively. Interest in the amount of $1,548 and $2,507 was accrued on this note during the six months ended September 30, 2010 and 2009, respectively. During the three months ended September 30, 2010 and 2009 the Company amortized $0 and $5,322 of the discount on the note payable to interest expense, respectively. During the six months ended September 30, 2010 and 2009 the Company amortized $0 and $6,838 of the discount on the note payable to interest expense, respectively. During the three months ended December 31, 2009, the Company issued 30,000,000 shares in consideration for the assumption by a third party of $10,000 this note and interest of $1,068, and for other consideration. During the three months ended June 30, 2010, the Company issued 32,000,000 shares of common stock for the conversion of $1,000 principal and $380 of accrued interest on another note and for other considerations (see note 12). During the three months ended June 30, 2010, the Company extended the maturity date of this note until April 1, 2011.
30,000	40,000

On December 22, 2008, the Company issued a promissory note to an investor in the amount of $150,000. This note carries an interest rate of 10% per annum and matured on December 15, 2009. In addition to the note payable, the Company issued 7,500,000 shares of common stock to the note holder. The shares are considered a discount to the note payable. At the time of the issuance of the shares to the note holder, the market price of the shares exceeded the fair value of the note payable; as a result the value of the discount was capped at the face value of the note, $150,000. The discount will be amortized to interest expense over the life of the note, 1 year, via the effective interest method. Interest in the amount of $3,781 was accrued on this note during the three months ended September 30, 2010 and 2009. Interest in the amount of $7,521 was accrued on this note during the six months ended September 30, 2010 and 2009. During the three months ended September 30, 2010 and 2009 the Company amortized $0 and $32,715 of the discount on the note payable to interest expense, respectively. During the six months ended September 30, 2010 and 2009 the Company amortized $0 and $43,034 of the discount on the note payable to interest expense, respectively. During the three months ended June 30, 2010, the Company extended the maturity date of this note until April 1, 2011.
150,000	150,000

On December 31, 2008, the Company received a cash advance from an investor in the amount of $100,000. On January 1, 2009, the Company received an additional $50,000 and the Company entered into a note payable agreement in the amount of $150,000. The note bears interest at a rate of 10% per annum and matured on December 15, 2009. In additional to the note payable, the Company issued 7,500,000 shares of common stock to the note holder. The shares are considered a discount to the note payable. At the time of issuance of the shares to the note holders, the market price of the shares exceeded the fair value of the note payable; as a result the value of the discount was capped at the face value of the note, $150,000. The discount will be amortized over the life of the note via the effective interest method. Interest in the amount of $3,781 was accrued on this note during the three months ended September 30, 2010 and 2009. Interest in the amount of $7,521 was accrued on this note during the six months ended September 30, 2010 and 2009. During the three months ended September 30, 2010 and 2009 the Company amortized $0 and $30,789 of the discount on the note payable to interest expense, respectively. During the six months ended September 30, 2010 and 2009 the Company amortized $0 and $39,536 of the discount on the note payable to interest expense, respectively. During the three months ended June 30, 2010, the Company extended the maturity date of this note until April 1, 2011.
150,000	150,000

AVALON OIL & GAS, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
(Unaudited)

	September 30, 2010	March 31, 2010
On January 27, 2009, the Company issued a promissory note to an investor in the amount of $50,000. The note carries an interest rate of 10% per annum and matured on December 15, 2009. In addition to the note payable, the Company issued 1,000,000 shares of common stock to the note holder. The shares are considered a discount to the note payable. The shares are valued using the closing market price on the date the note was signed and have a value of $25,000. The discount will be amortized over the life of the note via the effective interest method. Interest in the amount of $1,260 was accrued on this note during the three months ended September 30, 2010 and 2009. Interest in the amount of $2,507 was accrued on this note during the six months ended September 30, 2010 and 2009. During the three months ended September 30, 2010 and 2009 the Company amortized $0 and $5,116 of the discount on the note payable to interest expense, respectively. During the six months ended September 30, 2010 and 2009 the Company amortized $0 and $6,570 of the discount on the note payable to interest expense, respectively. During the three months ended June 30, 2010, the Company extended the maturity date of this note until April 1, 2011.
	50,000	50,000

On July 15, 2009, the Company issued a promissory note to a related party in the amount of $6,000. The note carries an interest rate of 10% per annum and matured on December 15, 2009. Interest in the amount of $151 and $127 was recorded for the three months ended September 30, 2010 and 2009, respectively. Interest in the amount of $301 and $127 was recorded for the three months ended September 30, 2010 and 2009, respectively. During the three months ended June 30, 2010, the Company extended the maturity date of this note until April 1, 2011.	6,000	6,000

On January 22, 2010, the Company issued a promissory note to a related party in the amount of $2,000. The note carries an interest rate of 10% per annum and matures on January 22, 2011. Interest in the amount of $35 and $0 was recorded for the three months ended September 30, 2010 and 2009, respectively. Interest in the amount of $85 and $0 was recorded for the six months ended September 30, 2010 and 2009, respectively. During the three months ended September 30, 2010 the Company repaid the $2,000 principal portion of this note.	-	2,000

On February 18, 2010, the Company issued a promissory note to a related party in the amount of $9,000. The note carries an interest rate of 10% per annum and matures on December 15, 2010. Interest in the amount of $163 and $0 was recorded for the three months ended September 30, 2010 and 2009, respectively. Interest in the amount of $387 and $0 was recorded for the six months ended September 30, 2010 and 2009, respectively. During the three months ended September 30, 2010 the Company repaid the $9,000 principal portion of this note.	-	9,000

AVALON OIL & GAS, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
(Unaudited)

September 30, 2010	March 31, 2010
On March 24, 2010, the Company issued a convertible note payable in the amount of $50,000. The note carries an interest rate of 8% per annum and matures on December 26, 2010. The note holder has the right to convert the note at a rate of $0.005 per share. The beneficial conversion feature created a discount on the note in the amount of $15,000 and is being amortized using the effective interest method over the term of the note. Interest in the amount of $1,008 and $0 was recorded for the three months ended September 30, 2010 and 2009, respectively. Interest in the amount of $2,005 and $0 was recorded for the six months ended September 30, 2010 and 2009, respectively. During the three months ended September 30, 2010 and 2009 the Company amortized $2,555 and $0 of the discount on the note payable to interest expense, respectively. During the six months ended September 30, 2010 and 2009 the Company amortized $3,103 and $0 of the discount on the note payable to interest expense, respectively.
50,000	50,000

On April 30, 2010, the Company issued a convertible note payable in the amount of $25,000. This note carries an interest rate of 8% per annum and matures on January 28, 2011. The note holder has the right to convert the note at a rate of $0.005 per share. The beneficial conversion feature created a discount on the note in the amount of $10,500 and is being amortized using the effective interest method over the term of the note. Interest in the amount of $504 and $0 was recorded for the three months September 30, 2010 and 2009, respectively. Interest in the amount of $838 and $0 was recorded for the six months September 30, 2010 and 2009, respectively.
25,000	-

On November 28, 2006, Oiltek, of which the Company has a majority interest in, issued a convertible note payable in the amount of $2,500. This note bears interest at a rate of 8% per annum and matured on October 1, 2007. The principal amount of the note and accrued interest are convertible into shares of the Company’s common stock at a price of $0.01 per share. A beneficial conversion feature in the amount of $2,500 was recorded as a discount to the note and was amortized to interest expense during the period ended December 31, 2006. Interest in the amount of $50 was accrued on this note during the three months ended September 30, 2010 and 2009. Interest in the amount of $100 was accrued on this note during the six months ended September 30, 2010 and 2009. In December 2008, the maturity date of this note was extended until December 31, 2010.
2,500	2,500

AVALON OIL & GAS, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
(Unaudited)

	September 30, 2010	March 31, 2010
On November 28, 2006, Oiltek, of which the Company has a majority interest in, issued a convertible note payable in the amount of $5,000. This note bears interest at a rate of 8% per annum and matured on October 1, 2007. The principal amount of the note and accrued interest are convertible into shares of the Company’s common stock at a price of $0.01 per share. A beneficial conversion feature in the amount of $5,000 was recorded as a discount to the note and was amortized to interest expense during the period ended December 31, 2006. Interest in the amount of $101 was accrued on this note during the three months ended September 30, 2010 and 2009. Interest in the amount of $201 was accrued on this note during the six months ended September 30, 2010 and 2009. In December 2008, the maturity date of this note was extended until December 31, 2010.
	5,000	5,000

On December 10, 2006, Oiltek, of which the Company has a majority interest in, issued a convertible note payable in the amount of $5,000. This note bears interest at a rate of 8% per annum and matured on October 1, 2007. The principal amount of the note and accrued interest are convertible into shares of the Company’s common stock at a price of $0.01 per share. A beneficial conversion feature in the amount of $5,000 was recorded as a discount to the note and was amortized to interest expense during the period ended December 31, 2006. Interest in the amount of $102 was accrued on this note during the three months ended September 30, 2010 and 2009. Interest in the amount of $202 was accrued on this note during the six months ended September 30, 2010 and 2009. In December 2008, the maturity date of the note was extended until December 31, 2010. During the three months ended September 30, 2010, the Company repaid $5,000 in principal and $1,538 in accrued interest on this note.
	-	5,000

Total outstanding	$473,500	$476,500

	Note	Unamortized	Net of
September 30, 2010:	Amount	Discounts	Discount
Notes payable -- current portion	$467,500	$(17,670)	$449,830
Notes payable – current portion – related party	6,000	-	6,000
Total	$473,500	$(17,670)	$455,830

	Note	Unamortized	Net of
March 31, 2010:	Amount	Discounts	Discount
Notes payable - current portion	$459,500	$(15,000)	$444,500
Notes payable – current portion – related party	17,000	-	17,000
Total	$476,500	$(15,000)	$461,500

	Three months ended September 30,
	2010	2009
Discount on Notes Payable amortized to interest expense	$7,281	$197,443

	Six months ended September 30,
	2010	2009
Discount on Notes Payable amortized to interest expense	$7,829	$227,232

AVALON OIL & GAS, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
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

During the three and six months ended September 30, 2010 and 2009, the Company incurred $10,000 and $20,000 in preferred stock dividends, in each period, respectively.

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

Common Stock

The Company issued an aggregate 22,500,000 shares of common stock to three directors of the Company for services.  The fair value of these shares in the amount of $89,250 was charged to operations during the three months ended September 30, 2010.

Notes Payable

On July 15, 2009, the Company borrowed $6,000 from an officer of the corporation. The note carried a 10% interest rate and matured on December 15, 2009. Interest in the amount of $151 was recorded for the three months ended September 30, 2010.  Interest in the amount of $301 was recorded for the six months ended September 30, 2010. The Company extended the maturity date of this note until April 1, 2011.

AVALON OIL & GAS, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
(Unaudited)

On January 22, 2010, the Company borrowed $2,000 from an officer of the corporation.  The note carries an interest rate of 10% per annum and matures on January 22, 2011.  Interest in the amount of $35 was recorded for the three months ended September 30, 2010. Interest in the amount of $84 was recorded for the six months ended September 30, 2010.  During the three months ended September 30, 2010, the Company repaid the principal portion of this note in the amount of $2,000.

On February 18, 2010, the Company borrowed $9,000 from an officer of the corporation.  The note carries an interest rate of 10% per annum and matures on December 15, 2010.  Interest in the amount of $163 was recorded for the three months ended September 30, 2010. Interest in the amount of $387 was recorded for the six months ended September 30, 2010. During the three months ended September 30, 2010, the Company repaid the principal portion of this note in the amount of $9,000.

On July 1, 2010, the Company borrowed $3,000 from an officer of the corporation.  The note carries an interest rate of 10% per annum and matures on July 1, 2011.  Interest in the amount of $85 was recorded for the three months ended September 30, 2010. Interest in the amount of $85 was recorded for the six months ended September 30, 2010. During the three months ended September 30, 2010, the Company repaid the principal portion of this note in the amount of $3,000.

On July 2, 2010, the Company borrowed $5,000 from an officer of the corporation.  The note carries an interest rate of 10% per annum and matures on July 2, 2011.  Interest in the amount of $146 was recorded for the three months ended September 30, 2010. Interest in the amount of $146 was recorded for the six months ended September 30, 2010. During the three months ended September 30, 2010, the Company repaid the principal portion of this note in the amount of $5,000.

On July 12, 2010, the Company borrowed $5,000 from an officer of the corporation.  The note carries an interest rate of 10% per annum and matures on July 12, 2011.  Interest in the amount of $158 was recorded for the three months ended September 30, 2010. Interest in the amount of $158 was recorded for the six months ended September 30, 2010. During the three months ended September 30, 2010, the Company repaid the principal portion of this note in the amount of $5,000.

Employment Agreements

KENT RODRIGUEZ

In 2009, Mr. Rodriguez, our President, was under an employment agreement dated April 1, 2008 that expires on March 31, 2013, pursuant to which he was compensated at an annual rate of $120,000. During the three and six months ended September 30, 2010, the Company charged to operations the amount of $30,000 and $60,000 in quarterly salary for Mr. Rodriguez, respectively.   During the six months ended September 30, 2010, the Company paid $13,700 and the amount of $46,300 was accrued. A balance of $159,100 remains for salary payable to Mr. Rodriguez as of September 30, 2010 and is shown on the balance sheet.

AVALON OIL & GAS, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
(Unaudited)

JILL ALLISON

In 2009, Ms. Allison, our Vice President, was under an employment agreement dated April 1, 2008 that expires on March 31, 2011, pursuant to which she was compensated at a rate of $5,000 per month, for an annual rate of $60,000. During the quarter ended June 30, 2010, the Company increased the compensation rate for Ms. Allison, from $5,000 per month to $6,000 per month, for an annual rate of $72,000. During the three and six months ended September 30, 2010, the Company charged to operations the amount of  $18,000 and $36,000, respectively, in quarterly salary for Ms. Allison, of which $45,500 was paid to her during the six months. A balance of $15,868 remains for salary payable to Ms. Allison as of September 30, 2010 and is shown on the balance sheet.

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

The Company is delinquent filing tax returns with the Internal Revenue Service and state taxing authorities. The Company is currently in the process of filing these delinquent returns. We expect to file these delinquent returns on or before December 31, 2010 The filing of these returns should result in a net operating loss (NOL) carry forward which would create a deferred tax asset that would be fully reserved due to uncertainties about realization of the benefits of the carry forward.

AVALON OIL & GAS, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
(Unaudited)

NOTE 12: SHAREHOLDERS' EQUITY

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock, par value $0.10 per share.  As of September 30, 2010, the Company has 100 shares of preferred stock issued and outstanding.

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

During the three and six months ended September 30, 2010 and 2009, the Company incurred $10,000 and $20,000 in preferred stock dividends, respectively.  As of September 30, 2010, dividends in the amount of 51,200 have not been paid, and are carried on the Company’s balance sheet as Dividends Payable to Related Party.

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

Common Stock

The Company has authorized 1,000,000,000 shares of common stock with a par value of $0.001 per share.  As of September 30, 2010, the Company has 468,419,193 shares of common stock issued and outstanding.

During the three months ended September 30, 2010:

The Company issued 135,650,000 shares of common stock for cash in the amount of $542,600.

The Company issued 22,500,000 shares of common stock to directors of the Company.  The fair value of these shares in the amount of $89,250 was charged to operations during the three months ended September 30, 2010.

AVALON OIL & GAS, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
(Unaudited)

The Company issued 50,300,000 shares of common stock to consultants for services.  The fair value of these shares in the amount of $176,050 was charged to operations during the three months ended September 30, 2010.

The Company issued 30,000,000 shares of common stock to a consultant.  Pursuant to the terms of the agreement, the Company has the option to recall the shares over the next three months, as a result the fair value of these shares in the amount of $60,000 was charged to subscription receivable.  As of September 30, 2010, the consultant met the terms to retain possession of 10,000,000 shares of common stock, as a result the fair value of these shares in the amount of $20,000 was credited to subscription receivable.

The Company issued 13,565,000 shares of common stock as a commission for the sale of common stock.  The fair value of these shares in the amount of $54,260 was charged to operations during the three months ended September 30, 2010.

In July, 2010, the Company issued 5,000,000 shares with a fair value of $17,500 and committed to issue an additional 55,000,000 shares with a fair value of $192,500  to a third party for assumption of accounts payable in the amount of $228,759 and conversion of a note payable in the amount of $1,000 and accrued interest in the amount of $166.  The aggregate number of shares issued or committed to be issued pursuant to this transaction was 60,000,000.  The Company recorded a gain on settlement of accounts payable in the amount of $19,925.  The Company may be liable for payment of these accounts payable should the third party default on its obligation to settle these liabilities on behalf of the Company.

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

The following table summarizes the warrants outstanding and the related prices for the shares of the Company’s common stock issued to non-employees of the Company at September 30, 2010:

Warrants Outstanding			Warrants Exercisable
		Weighted Average			Weighted Average
Exercise	Number	Remaining Contractual	Weighted Average	Number	Remaining Contractual
Prices	Outstanding	Life (years)	Exercise Price	Exercisable	Life (years)
$0.10	500,000	1.12	$0.10	500,000	1.12
0.20	125,000	2.19	0.20	125,000	2.19
0.60	150,000	2.46	0.60	150,000	2.46
	775,000	1.55		775,000	1.55

AVALON OIL & GAS, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
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

On March 27, 2007 LLTI entered into non-exclusive license in the United States for a leak detection and location technology developed by the Rensselaer Polytechnic Institute ("Rensselaer") through its researcher Michael Savic. The agreement calls for a milestone license fee of $10,000 sixteen months following the effective date of the agreement or the first production introduction, whichever issooner. A royalty fee of four and one-half percent (4.5%) of gross sales of licensed products is also required with the annual minimum royalty payments. As of March 31, 2010, the Company has accrued the $10,000 milestone license fee.  During the year ended March 31, 2010, the Company determined that the Leak Location Technology license value was impaired, which resulted in the impairment expense of $534,711.  As of March 31, 2010, the Company has valued this technology at $0.

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

AVALON OIL & GAS, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
(Unaudited)

NOTE 14: EARNINGS (LOSS) PER SHARE

In accordance with ASC 260-10-45, "Earnings Per Share," the basic income (loss) per common share is computed by dividing net income (loss) available to common stockholders less preferred dividends by the weighted average number of common shares outstanding. Diluted loss per common share is computed similarly to basic loss per common share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were not anti-dilutive.

The following securities were not included in the calculation of diluted earnings per share because their effect was anti-dilutive.

Anti-dilutive shares at September 30, 2010:

The following warrants were not included in basic or fully-diluted earnings per share because the effect would have been anti-dilutive:   125,000 warrants at an exercise price of $0.20 per share; 150,000 warrants at an exercise price of $0.60 per share; and 500,000 warrants at an exercise price of $0.10 per share.

Diluted shares does not include shares issuable to the preferred shareholder pursuant to his right to convert preferred stock into sufficient common shares sufficient to equal 40% of the post conversion outstanding shares as the effect would be anti-dilutive.

Anti-dilutive shares at September 30, 2009:

The following warrants were not included in fully-diluted earnings per share because the exercise prices of the warrants were greater than the average market price of the Company’s common stock: 125,000 warrants at an exercise price of $0.20 per share; 150,000 warrants at an exercise price of $0.60 per share; and 500,000 warrants at an exercise price of $0.10 per share.

Diluted shares does not include shares issuable to the preferred shareholders pursuant to their right to convert preferred stock into sufficient common shares sufficient to equal 40% of the post conversion outstanding shares as the effect would be anti-dilutive.

NOTE 15:  CONTINGENCIES

In July, 2010 the Company issued 5,000,000 shares with a fair value of $17,500 and committed to issue an additional 55,000,000 shares with a fair value of $192,500 to a third party for assumption of accounts payable in the amount of $228,759 and conversion of an note payable in the amount of $1,000 and accrued interest in the amount of $166.  The aggregate number of shares issued or committed to be issued pursuant to this transaction was 60,000,000.  The Company recorded a gain on settlement of accounts payable in the amount of $19,925.  The Company may be liable for payment of these accounts payable should the third party default on its obligation to settle these liabilities on behalf of the Company.

NOTE 16:  SUBSEQUENT EVENTS

The Company has evaluated events subsequent to September 30, 2010 through the filing date of this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2010, and has disclosed such items in Note 16 “Subsequent Events” herein.

The Company issued 1,818,182 shares of common stock for the conversion of a  note payable subsequent to September 30, 2010.

The Company has reached an agreement to purchase a 13.50% working interest in the Grace # 1, a 22.50% working interest in the Grace # 2, a 14.50% working interest in the Grace # 3, a 11.50% working interest in the Grace # 5A, and a 21.50% working interest in the Grace 6, from 17 working interest owners.  We are waiting to receive an “Assignment, Bill of Sale and Conveyance” and an “Agreement of Settlement from all 17 working interests owners, before we close this acquisition.  We expect to receive these documents before November 30, 2010 and complete the acquisition.

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

During the three months ended December 31, 2009, the Company reduced the amount recorded for the assumption of accounts payable pursuant to the Bedford Energy transaction in the amount of $26,785. Also during the three months ended December 31, 2009, the Company determined that the Leak Location Technology license and the BIO-CAT Technology license value were impaired, which resulted in a write-down of $564,711.

The Company has reached an agreement to purchase a 13.50% working interest in the Grace # 1, a 22.50% working interest in the Grace # 2, an 11.50% working interest in the Grace # 3 and Grace # 5A, and a 21.50% working interest in the Grace #6, for $40,687.50, from 15 working interest owners.  We expect to close this purchase before November 30, 2010.

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

On May 17, 2007, The Company renewed its strategic alliance agreement with Innovaro Corporation, a technology transfer company, to develop a portfolio of new technologies for the oil and gas industry.

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

Going Concern

The September 30, 2010, financial statements have been prepared assuming the Company will continue as a going concern. However, the Company has incurred a loss of $28,149,830 from inception through September 30, 2010, and has a working capital deficiency of $1,075,019 and shareholder’s equity of $1,210,621 at September 30, 2010. The Company currently has minimal revenue generating operations and expects to incur substantial operating expenses in order to expand its business. As a result, the Company expects to incur operating losses for the foreseeable future.

The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable.  If the Company is unable to obtain adequate capital, it could be forced to cease operations.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

We will continue to raise additional equity and/or debt financing to provide funds to acquire oil and gas producing properties, as we have done this past quarter.

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

Results of Operations

Three months ended September 30, 2010 compared to the three months ended September 30, 2009:

Revenues

Revenues for the three months ended September 30, 2010 were $47,796, a decrease of approximately 31% compared to revenues of $69,702 for the three months ended September 30, 2009.  Revenues from the sale of oil and gas decreased as a result of the lower market price for oil and natural gas, and the Company’s decision to shut-in the Grace # 6 Well due to the weakness in the market price of natural gas.

Lease Operating Expenses

During the three months ending September 30, 2010, our lease operating expenses were $26,761, a decrease of $523 or approximately 2% compared to $27,284 for the three months ended September 30, 2009.  This decrease was due to the sale of our interest in the New Diana Field, Upshur County, Texas.

Selling, General, and Administrative Expenses

Selling, general and administrative expenses for the three months ended September 30, 2010 were $433,299 an increase of $270,600 or approximately 166% compared to selling, general and administrative expenses of $162,699 during the three months ended September 30, 2009, this increase was due to the expenses associated with the equity fundraising efforts by the Company.  Selling, general and administrative expenses for the three months ended September 30, 2010 consisted primarily of financing fees of $114,060; legal and accounting fees in the amount of $109,155; payroll and related costs of $50,380; consulting fees of $42,065; travel and entertainment expenses of $41,006; office expenses of $25,530; investor relations costs of $14,269; facilities costs in the amount of $10,903; dividend expense of $10,000; and insurance of expense of $4,728.

Non-Cash Compensation

Non-cash compensation for the three months ended September 30, 2010 was $268,800, an increase of $242,850 or approximately 936% compared to non-cash compensation of $25,950 for the three months ended September 30, 2009.  This increase was the result of common stock issuances to consultants and directors as payment for services.

Gain of Settlement of Accounts Payable

During the three months ended September 30, 2010, the Company agreed to issue 60,000,000 shares of common stock for the assumption of $228,759 of accounts payable and the conversion of notes payable and accrued interest in the amount of $1,166.  This resulted in a gain on settlement of accounts payable in the amount of $19,925.

Depreciation, Depletion, and Amortization

Depreciation, Depletion, and Amortization were $33,807 for the three months ended September 30, 2010, a decrease of $281,342 or approximately 89% compared to $315,149 for the three months ended September 30, 2009.  The reason for the decrease is the reduction in the amortization of the technologies that were acquired from Innovaro Corporation.

Interest Expense, net of Interest Income

Interest expense, net of interest income, amounted to $19,437 for the three months ended September 30, 2010, a decrease of $189,484  or approximately 91%  compared to interest expense, net of interest income, of $208,921 for the three months ending September 30, 2009. This decrease is due to the conversion and assumption of notes payable by investors.

Net Loss

For the reasons stated above, our net loss for the three months ended September 30, 2010, amounted to $714,383, a decrease of $23,044 or approximately 3% compared to a net loss of $737,427 during the prior period.

Six months ended September 30, 2010 compared to the six months ended September 30, 2009:

Revenues

Revenues for the six months ended September 30, 2010 were $77,981, a decrease of approximately 38% compared to revenues of $125,012 for the six months ended September 30, 2009.  Revenues from the sale of oil and gas decreased as a result of the lower market price for oil and natural gas, and the Company’s decision to shut-in the Grace # 6  Well due to the weakness in the market price of natural gas.

Lease Operating Expenses

During the six months ending September 30, 2010, our lease operating expenses were $57,272, a decrease of $24,412 or approximately 30% compared to $81,684 for the six months ended September 30, 2009.   This decrease was due to the sale of our interest in the New Diana Field, Upshur County, Texas.

Selling, General, and Administrative Expenses

Selling, general and administrative expenses for the six months ended September 30, 2010 were $567,117 an increase of $227,959 or approximately 67% compared to selling, general and administrative expenses of $339,158 during the six months ended September 30, 2009, this increase was due to the expenses associated with the equity fundraising efforts by the Company.   Selling, general and administrative expenses for the six months ended September 30, 2010 consisted primarily of legal and accounting fees in the amount of $137,291; payroll and related costs of $99,080; financing fees of $116,560; travel and entertainment expenses of $59,897; consulting fees of $42,515; office expenses of $33,815; dividend expense of $20,000; investor relations costs of $16,893; facilities costs in the amount of $18,171; and insurance of expense of $7,523.

Non-Cash Compensation

Non-cash compensation for the six months ended September 30, 2010 was $271,133, an increase of $245,183 or approximately 945% compared to non-cash compensation of $25,950 for the six months ended September 30, 2009.  This increase was the result of common stock issuances to consultants and directors as payment for services.

Gain from Sale of Property

During the six months ended September 30, 2010, the Company sold oil and gas properties for a gain of $22,478; there were no such gains during the six months ended September 30, 2009.

Gain of Settlement of Accounts Payable

During the six months ended September 30, 2010, the Company agreed to issue 60,000,000 shares of common stock for the assumption of $228,759 of accounts payable and the conversion of notes payable and accrued interest in the amount of $1,166.  This resulted in a gain on settlement of accounts payable in the amount of $19,925.

Loss of Extinguishment of Debt

During the six months ended September 30, 2010, the Company agreed to issue 32,000,000 shares of common stock for the conversion of $1,380 of debt and the assumption of notes payable and accrued interest in the amount of $15,740.  This resulted in a loss on extinguishment of debt in the amount of $110,880.

Depreciation, Depletion, and Amortization

Depreciation, Depletion, and Amortization were $62,044 for the six months ended September 30, 2010, a decrease of $413,129 or approximately 87% compared to $475,173 for the six months ended September 30, 2009.  The reason for the decrease is the reduction in the amortization of the technologies that were acquired from Innovaro Corporation.

Interest Expense, net of Interest Income

Interest expense, net of interest income, amounted to $31,657 for the six months ended September 30, 2010, a decrease of $224,321  or approximately 88%  compared to interest expense, net of interest income, of $255,978 for the six months ending September 30, 2009. This decrease is due to the conversion and assumption of notes payable by investors.

Net Loss

For the reasons stated above, our net loss for the six months ended September 30, 2010, amounted to $979,719, a decrease of $140,338 or approximately 13% compared to a net loss of $1,120,057 during the six months ended September 30, 2009.

LIQUIDITY AND CAPITAL RESOURCES

The September 30, 2010, financial statements have been prepared assuming the Company will continue as a going concern. However, the Company has incurred a loss of $28,149,830 from inception through September 30, 2010, and has a working capital deficiency of $1,075,019 and shareholder’s equity of $1,210,621, as of September 30, 2010. The Company currently has minimal revenue generating operations and expects to incur substantial operating expenses in order to expand its business. As a result, the Company expects to incur operating losses for the foreseeable future.  The accompanying consolidated financial statements do not include any adjustments that might become necessary should the Company be unable to continue as a going concern.

Our cash and cash equivalents were $212,062 on September 30, 2010, compared to $46,522 on March 31, 2010. We met our liquidity needs through the issuance of our common stock and notes payable for cash as well as revenue derived from our oil and gas operations.

We need to raise additional capital during the fiscal year, in order to maintain our operations. Our ability to continue operations as a going concern and to achieve profitability is highly dependent upon our ability to obtain immediate additional financing, or generate revenues from our acquired oil and gas leasehold interest, none of which can be guaranteed. Unless additional funding is located, it is highly unlikely that we can continue to operate. There is no assurance that even with adequate financing or combined operations, we will generate revenues and be profitable.

Ultimately, our success is dependent upon our ability to generate revenues from our acquired oil and gas leasehold interests.

Operating activities

Net cash used by operating activities for the six months ended September 30, 2010 was $387,489 compared to $9,844 provided by operating activities in the six months ended September 30, 2009.

The Company had a net loss of $979,719 for the six months ended September 30, 2010 compared to a net loss of $1,120,057 for the six months ended September 30, 2009. The Company had the following non-cash items during the period: non-cash costs of $4,950 for amortization and depreciation; $271,133  for non-cash compensation; $74,260 in non-cash expense for the issuance of shares for equity fundraising; a loss on extinguishment of debt in the amount of $110,800;  a gain from the sale of  a working interest in a property of $22,478; a gain from the settlement of account payable in the amount of $19,925; non-cash costs of $35,801 for depletion; non-cash costs of $1,448 for the depreciation of the asset retirement obligation; $7,830 for the amortization of the discount on notes payable;  and $21,292 for the amortization of intangible assets. The Company also had a change in the components of working capital during the period that generated an increase of cash in the amount of $107,039. Net accounts receivable for the six months ended September 30, 2010 was $12,566 compared to $11,340 on March 31, 2010.

Investing activities

For the six months ended September 30, 2010 net cash provided by investing activities was $1,429 compared to net cash used in investing activities of $350 in the six months ended September 30, 2009.

Financing activities

Our financing activities for the six months ended September 30, 2010 provided cash of $551,600 as compared to $6,000 for the six months ended September 30, 2009. Cash generated by financing activities consisted of $542,600 from the issuance of common stock for cash.  We plan to raise additional capital during the coming fiscal year.

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

PART II

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In August, 2010, the Company issued 52,300,000 shares of common stock pursuant to Section 4(2) of the Securities Act of 1933, as amended (“Section 4(2)”) to consultants pursuant to consulting agreements.  These shares were valued at $190,050.

In August, 2010, the Company issued 22,500,000 shares of common stock pursuant to Section 4(2) to directors for services.  These shares were valued at $89,250.

In September 2010, the Company issued 43,565,000 shares of common stock pursuant to Section 4(2) as financing fees for the equity financing.  These shares were valued at $94,260.

In August 2010, The Company issued 135,650,000 shares of common stock pursuant to Regulation S, promulgated under the Securities Act of 1933, as amended, for cash in the amount of $542,600.

In September 2010, the Company issued 19,950,000 shares of common stock in error.

In September 2010, the Company cancelled 24,250,000 shares of common stock.

In July 2010, the Company issued 32,000,000 shares of common stock pursuant to Section 4(2) to note holders for the conversion and assumption of notes payable in the aggregate of $17,120.  These shares were valued at $224,000.

In July 2010, the Company issued, pursuant to Section 4(2), 17,000,000 shares of common stock that were previously accrued during the prior quarter for the conversion and assumption of notes.

In July, 2010, pursuant to Section 4(2), the Company issued 5,000,000 shares of common stock of 60,000,000 shares to be issued for the conversion of  a note payable and accrued interest and assumption of accounts payable in the total amount of $229,925.

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

Avalon Oil & Gas, Inc.

Date: November 18, 2010	By:	/s/ Kent Rodriguez
Kent Rodriguez
Chief Executive Officer Chief Financial and Accounting Officer