Form 10-Q
period 2010-12-31
Avalon Oil & Gas, Inc.
filed 2011-02-14
CIK 918573

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2010

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

468,564,125  shares of the registrant's Common Stock, $0.001 per share, were outstanding as of February 1, 2011.

ITEM 1. FINANCIAL STATEMENTS

AVALON OIL & GAS, INC.
AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
	December 31,	March 31,
	2010	2010
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$183,235	$46,522
Accounts receivable, net	5,889	11,340
Note receivable	8,571	-
Deposits and prepaid expenses	7,467	4,150
Total current assets	205,162	62,012

Note receivable	30,714	-
Property and equipment, net	10,264	17,689
Unproven oil and gas properties	1,866,095	1,866,095
Producing oil and gas properties, net	190,473	263,268
Intellectual property rights, net	234,220	266,158
Total Assets	$2,536,928	$2,475,222
Liabilities and stockholders' equity
Current liabilities
Accounts payable and accrued interest	$730,523	$786,234
Accounts payable and accrued liabilities- related parties	205,568	150,168
Due to related party – dividends payable	61,200	31,700
Accrued liabilities to joint interests	24,665	26,281
Notes payable – related party	6,000	17,000
Notes payable, net of discount	409,319	444,500
Total current liabilities	1,437,275	1,455,883

Accrued asset retirement obligations liability	78,005	73,659
Total liabilities	1,515,280	1,529,542

Commitments and contingencies	-	-

Stockholders' equity
Preferred stock, Series A, $0.10 par value, 1,000,000 shares
authorized; 100 shares issued and outstanding - stated at redemption value	500,000	500,000
Common stock, $0.001 par value; 1,000,000,000 shares authorized;
487,483,044 and 164,704,193 shares issued and outstanding
at December 31, 2010 and March 31, 2010, respectively	487,483	164,704
Additional paid-in capital - common stock	28,250,223	27,379,920
Common stock subscribed	244,939	71,167
Subscription receivable	(40,000)	-
Accumulated deficit	(28,420,997)	(27,170,111)
Total stockholders' equity	1,021,648	945,680

Total liabilities and stockholders’ equity	$2,536,928	$2,475,222
 See notes to consolidated financial statements.

AVALON OIL & GAS, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE  MONTHS ENDED DECEMBER 31, 2010 AND 2009
(Unaudited)

	For the Three	For the Three	For the Nine	For the Nine
	Months Ended	Months Ended	Months Ended	Months Ended
	December 31,	December 31,	December 31,	December 31,
	2010	2009	2010	2009

Oil and gas sales	$56,935	$68,545	$134,916	$193,557

Operating expenses:
Lease operating expense, severance taxes
and asset retirement obligations accretion	53,903	19,896	111,175	101,580
Selling, general and administrative expenses	214,139	92,400	781,256	431,558
Stock based compensation	3,500	(7,867)	274,633	18,083
Depreciation, depletion, and amortization	27,558	106,627	89,602	581,800
Impairment expense	-	564,711	-	564,711
Total operating expenses	299,100	775,767	1,256,666	1,697,732

Operating loss	(242,165)	(707,222)	(1,121,750)	(1,504,175)

Other (income) expense:
Gain on sale of well interest	-	-	(22,478)	-
Loss on extinguishment of debt	-	242,570	110,880	309,696
Gain on settlement of accounts payable	-	-	(19,925)	-
Loss on conversion of notes payable	2,694		2,694
Interest expense, net	26,308	236,637	57,965	492,615
Total other (income) expense	29,002	479,207	129,136	802,311

Loss before taxes	(271,167)	(1,186,429)	(1,250,886)	(2,306,486)

Provision for taxes	-	-	-	-

Net loss	(271,167)	(1,186,429)	(1,250,886)	(2,306,486)

Preferred stock dividend	(10,000)	(10,000)	(30,000)	(30,000)

Net loss attributable to common stock after preferred stock dividends	$(281,167)	$(1,196,429)	$(1,280,886)	$(2,336,486)

Net loss per share - basic and diluted	$(0.00)	$(0.01)	$(0.00)	$(0.02)

Weighted average shares outstanding - basic and diluted	475,839,373	124,263,976	341,104,308	110,669,895

See notes to consolidated financial statements.

AVALON OIL & GAS, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED DECEMBER 31, 2010 AND 2009
(Unaudited)
	For the Nine	For the Nine
	Months Ended	Months Ended
	December 31,	December 31,
	2010	2009
Cash flows from operating activities:
Net loss	$(1,250,886)	$(2,306,486)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on extinguishment of debt	110,880	309,696
Gain on sale of Well interest	(22,478)	-
Gain on settlement of debt	(19,925)	-
Loss on conversion of notes payable	2,694	-
Non-cash compensation	274,633	18,083
Common stock issued for financing fees	74,260	-
Depreciation	7,425	7,841
Depletion	50,244	452,904
Depreciation of asset retirement obligations liability	2,172	2,172
Impairment of intangible asset	-	564,711
Amortization of discount on notes payable	24,319	461,518
Amortization of intangible assets	31,938	121,057
Net change in operating assets and liabilities:
Accounts receivable	5,451	1,902
Joint interest receivable	(1,616)	(3,897)
Prepaid expenses	1,350	43,340
Accounts payable and other accrued expenses	179,335	196,373
Dividend payable to related party	29,500	22,200
Due to related party	55,400	90,350
Asset retirement obligation	4,346	4,346
Net cash used in operating activities	(440,958)	(13,890)

Cash flows from investing activities:
Payments received on notes receivable	3,571	-
Purchase of interests in Grace wells	-	(350)
Net cash provided by (used in) investing activities	3,571	(350)

Cash flows from financing activities:
Proceeds from notes payable – related party	13,000	-
Payments on notes payable –related party	(24,000)	-
Proceeds from notes payable	47,500	6,000
Payments on notes payable	(5,000)	-
Common stock issued for cash	542,600	-
Net cash provided by financing activities	574,100	6,000

Net increase (decrease) in cash and cash equivalents	136,713	(8,240)

Cash and cash equivalents at beginning of period	46,522	26,406

Cash and cash equivalents at end of period	$183,235	$18,166

AVALON OIL & GAS, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED DECEMBER 31, 2010 AND 2009
(Unaudited)

Supplemental disclosures of cash flow information:

Cash paid during the period for:
Interest	$-	$-

Taxes	$-	$-

Common stock issued in exchange for consulting services	$185,383	$18,083

Common stock issued for conversion of note payable and accrued interest, and assumption of debt	$406,694	$585,000

Gain on sale of well interests	$(22,478)	$-

Common stock issued in error	$10,000	$-

Loss on extinguishment of debt	$110,880	$-

Gain from settlement of debt	$(19,925)	$-

Common stock issued for financing fees	$74,260	$-

Common stock issued for directors services	$89,250	$-

See notes to consolidated financial statements.

AVALON OIL & GAS, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 2010 AND 2009
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
FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 2010 AND 2009
(Unaudited)

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

Interim Financial Information

The accompanying unaudited interim consolidated financial statements have been prepared by the Company, in accordance with generally accepted accounting principles pursuant to Regulation S-X of the Securities and Exchange Commission.  Accordingly, these interim financial statements should be read in conjunction with the Company’s financial statements and related notes as contained in Form 10-K for the year ended March 31, 2010. In the opinion of management, the interim consolidated financial statements reflect all adjustments, including normal recurring adjustments, necessary for fair presentation of the interim periods presented. The results of the operations for the three and nine months ended December 31, 2010 are not necessarily indicative of the results of operations to be expected for the full year.

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

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (which include only normal recurring adjustments) necessary to present fairly the balance sheets of the Company and subsidiaries as of December 31, 2010 and the results of their operations for the three and nine months ended December 31, 2010 and 2009, and cash flows for the nine months ended December 31, 2010 and 2009. The results of operations for the three and nine months ended December 31, 2010 and 2009 are not necessarily indicative of the results to be expected for the entire year.

Principles of consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Ultrasonic Mitigation Technologies, Inc.; Intelli-Well Technologies, Inc. and Leak Location Technologies, Inc. along with 75.6 % owned Oiltek, Inc. All significant inter-company items have been eliminated in consolidation.

Going Concern

The December 31, 2010, consolidated financial statements have been prepared assuming the Company will continue as a going concern. However, the Company has incurred a loss of $28,420,997 from inception through December 31, 2010, and has a working capital deficiency of $1,232,113 at December 31, 2010. The Company currently has minimal revenue generating operations and expects to incur substantial operating expenses in order to expand its business. As a result, the Company expects to incur operating losses for the foreseeable future.

AVALON OIL & GAS, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 2010 AND 2009
(Unaudited)

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

We intend to attempt to raise additional equity and/or debt financing to provide funds to acquire oil and gas producing properties, as we have done this past quarter.

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

Accounts Receivable

Management periodically assesses the collectability of the Company's accounts receivable. Accounts determined to be uncollectible are charged to operations when that determination is made. The Company had an allowance for doubtful accounts receivable of $56,219 and $19,696 at December 31, 2010 and March 31, 2010.

Oil and Natural Gas Properties

The Company follows the full cost method of accounting for natural gas and oil properties prescribed by the Securities and Exchange Commission ("SEC").  Under the full cost method, all acquisition, exploration, and development costs are capitalized. The Company capitalizes all internal costs, including: salaries and related fringe benefits of employees directly engaged in the acquisition, exploration and development of natural gas and oil properties, as well as other identifiable general and administrative costs associated with such activities.  During the three and nine months ended December 31, 2010 and year ended March 31, 2010, no acquisition costs were capitalized as such costs were immaterial.

AVALON OIL & GAS, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 2010 AND 2009
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

The Company evaluates recoverability of identifiable intangible assets whenever events or changes in circumstances indicate that intangible assets carrying amount may not be recoverable. Such circumstances include, but are not limited to: (1) a significant decrease in the market value of an asset, (2) a significant adverse change in the extent or manner in which an asset is used, or (3) an accumulation of cost significantly in excess of the amount originally expected for the acquisition of an asset. The Company measures the carrying amount of the assets against the estimated undiscounted future cash flows associated with it. During the three months ended December 31, 2010, there were no such events or changes in circumstances which indicated assets may not be recoverable.

Should the sum of the expected cash flows be less than the carrying amount of assets being evaluated, an impairment loss would be recognized. The impairment loss would be calculated as the amount by which the carrying amount of the assets, exceed fair value. Estimated amortization of intangible assets over the next five years is as follows:

December 31,
2011	$42,585
2012	42,585
2013	42,585
2014	42,585
2015	42,585
$212,925

The carrying value of the assets does not exceed fair value at December 31, 2010, and no impairment charge has been recorded during the three and nine months ended December 31, 2010.

AVALON OIL & GAS, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 2010 AND 2009
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
FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 2010 AND 2009
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

During the three months ended December 31, 2010, the Company entered into a contractual dispute with a well operator (the “Operator”) which currently operates three of the Company’s producing leaseholds.  As a result of this dispute, the Operator is withholding  from the Company cash payments related to revenue from  these leaseholds.

The Company has estimated  this amount to be $33,500 based upon the historical production of these wells, and we have recognized revenue and accounts receivable in this amount during the three months ended December 31, 2010.

Long-Lived Assets

Equipment is stated at acquired cost less accumulated depreciation.  Office equipment is depreciated on the straight-line basis over the estimated useful lives (five to seven years).

Impairment of long-lived assets is recognized when events or changes in circumstances indicate that the carrying amount of the asset or related group of assets may not be recoverable.  If the expected future undiscounted cash flows are less than the carrying amount of the asset, an impairment loss is recognized at that time.  Measurement of impairment may be based upon appraisal, market value of similar assets or discounted cash flows. During the three and nine months ended December 31, 2010, the Company recognized no such expense during the period.

New Accounting Pronouncements

Other accounting standards that have been issued or proposed by FASB that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

NOTE 3: NOTE RECEIVABLE

During the nine months ended December 31, 2010, the Company entered into an agreement to sell  its working interest in the New Diana Wells to KROG, the well operator, for a non- interest bearing note  receivable in the amount of $42,857.  This note is payable in monthly principal installments of $714 for sixty (60) months, with payments beginning on August 20, 2010.  The note matures on July 20, 2015.  In the event that the payor defaults on the note receivable, the note will accrue interest at a rate of ten percent (10%) per annum.  If the payor prepays the note receivable, the principal balance of the note will be discounted by one hundred twenty percent (120%) of the amount of the prepayment.

During the three and nine months ended December 31, 2010, the Company received payments in the amount of $3,571. As of December 31, 2010, the outstanding balance of the note was $39,286, $8,571 has been recorded as a current note receivable and the long-term portion has been recorded  in the amount of $30,714.

AVALON OIL & GAS, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 2010 AND 2009
(Unaudited)

NOTE 4: RECEIVABLE FROM JOINT INTERESTS

The Company is the operator of certain wells acquired in the Expanded Bedford Agreement.  Pursuant to a joint interest operating agreement (the “Joint Interest Agreement”), the Company charges the other owners of the Grace Wells for their pro-rata share of operating and work-over expenses.  These receivables are carried on the Company’s balance sheet as Receivable from Joint Interests at December 31, 2010 and March 31, 2010, the amount of these receivables is $0.  During the year ended March 31, 2010, the Company deemed the collectability of the receivable from joint interests in the amount of $168,502 unlikely.  As a result, the Company charged $168,502 to operations during the year ended March 31, 2010 as bad debt expense.

NOTE 5: PROPERTY AND EQUIPMENT

A summary of property and equipment at December 31, 2010 and March 31, 2010, is as follows:

	December 31, 2010	March 31, 2010
Office Equipment	$41,778	$41,778
Leasehold improvements	7,989	7,989
	49,767	49,767
Less: Accumulated depreciation	(39,503)	(32,078)
Total	$10,264	$17,689

Depreciation expense for the three months ended December 31, 2010 and 2009 was $2,475 and $2,752, respectively.  Depreciation expense for the nine months ended December 31, 2010 and 2009 was $7,425 and $7,841, respectively.

NOTE 6: INTELLECTUAL PROPERTY RIGHTS

A summary of the intellectual property rights at December 31, 2010 and March 31, 2010, are as follows:

	December 31, 2010	March 31, 2010
Ultrasonic Mitigation Technology	$425,850	$425,850
Intelli-Well Technologies	391,500	391,500
Leak Location Technology	980,305	980,305
BIO-CAT Well and pipeline	30,000	30,000
	1,827,655	1,827,655
Less: accumulated amortization	(1,593,435)	(1,561,497)
Total	$234,220	$266,158

Amortization expense for the three months ended December 31, 2010 and 2009 was $10,646. Amortization expense for the nine months ended December 31, 2010 and 2009 was $31,938 and $121,057, respectively.   During the year ended March 31, 2010, the Company determined that the Leak Location Technology license and the BIO-CAT Technology license value was impaired, which resulted in the impairment expense of $564,711 for the year ended March 31, 2010.

Estimated amortization of intangible assets over the next five years is as follows:

December 31,
2011	$42,585
2012	42,585
2013	42,585
2014	42,585
2015	42,585
$212,925

AVALON OIL & GAS, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 2010 AND 2009
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

In December 2008, the Company and Bedford Energy, Inc. agreed to amend the Original Bedford Agreement, and on December 8, 2008, the Company entered into an amended agreement with Bedford Energy (the “Amended Bedford Agreement”).  Pursuant to the terms of the Amended Bedford Agreement, The Company would pay a total of $900,000 in cash (reduced from $1,000,000 in the Original Bedford Agreement), and  provide a note in the amount of $400,000 (reduced from $750,000 in the Original Bedford Agreement, which note was subsequently cancelled when the Company agreed to assume accounts payable in the amount of $222,273 (increased from $0 in the original agreement) and  issue a total of 3,500,000 shares of its common stock (increased from 2,500,000 in the original agreement) to Bedford Energy, Inc.  The Company closed this transaction on December 22, 2008.

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
FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 2010 AND 2009
(Unaudited)

During the year ended March 31, 2010, pursuant to the terms of the Grace Well Buyout Offer, an additional 6 investors selected option 2, the Company buyout, and 2 additional investor selected option 1, continued participation.

The table below shows the Company’s working interests in the Grace Wells as of December 31, 2010:

Well	December 31, 2010 Working Interest
Grace #1	46%
Grace #2	27%
Grace #3	41%
Grace #5A	36%
Grace #6	33%

The Company has reached an agreement to purchase a 13.50% working interest in the Grace # 1, a 22.50% working interest in the Grace # 2, an 11.50% working interest in the Grace # 3 and Grace # 5A, and a 21.50% working interest in the Grace #6, for $40,687.50, from 15 working interest owners. We closed this transaction in January, 2011.

During the three months ended June 30, 2010, the Company sold working interests in the New Diana Wells for a note receivable in the amount of $42,857.  These properties has a net book value as of June 30, 2010 of $20,379, this resulted in a gain from the sale of the working interest in the wells in the amount of $22,478.

Producing oil and gas properties consist of the following:

	December 31, 2010	March 31, 2010
Lincoln County, Oklahoma	$67,565	$67,565
Other properties, net	1,005,676	1,038,233
Asset retirement obligation	49,984	48,298
Property impairments	(481,072)	(481,072)
	642,153	673,024
Less: Depletion	(451,680)	(409,756)
Net	$190,473	$263,268

Unproven Oil and Gas Properties

The balance of unproven oil and gas properties as of December 31, 2010 and March 31, 2010 was $1,866,095.

The costs of unproven properties are excluded from amortization until the properties are evaluated.  We review all of our unevaluated properties annually to determine whether or not and to what extent proved reserves have been assigned to the properties and otherwise if impairment has occurred.  Unevaluated properties are grouped by major prospect area where individual property costs are not significant and are assessed individually when individual costs are significant. The Company reviews oil and gas properties annually, so no impairment was taken for the period ended December 31, 2010.

NOTE 8: ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consisted of the following:

	December 31, 2010	March 31, 2010
Accounts payable	$650,460	$733,233
Accrued interest	80,063	53,001
Total	$730,523	$786,234

AVALON OIL & GAS, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 2010 AND 2009
(Unaudited)
NOTE 9: NOTES PAYABLE

December 31, 2010	March 31, 2010
On May 8, 2005, the Company entered into a convertible note payable agreement with a shareholder in the amount of $100,000. The note carries an interest rate of 10% per annum and a maturity date of November 8, 2006. The note holder has the right to convert the note and accrued interest at a rate of $0.01 per share. The value of this conversion feature was treated as a loan discount for the full $100,000 of the loan and was amortized to interest expense over the life of the loan. On May 8, 2007 the note was extended for one year. The conversion feature of the note was valued at $25,852 and was treated as a prepaid loan costs. The prepaid loan costs have been amortized over the life of the new note. On October 19, 2007, the note holder converted $30,000 of principal plus accrued interest of $16,152 for 1,350,000 shares of common stock. On November 30, 2007, the note holder converted $10,000 of principal for 950,000 shares of common stock. On January 31, 2008, the note holder converted $10,000 of principal and accrued interest of $600 for 1,250,000 shares of common stock. On February 29, 2008, the note holder converted $8,000 of principal for 1,250,000 shares of common stock. On March 31, 2008, the note holder converted $5,000 of principal for 1,250,000 shares of common stock. On March 31, 2008, the note holder converted $5,000 of principal for 1,250,000 shares of common stock. On June 6, 2008, the note holder converted $7,000 of principal and $1,372 of accrued interest for 1,550,000 shares of common stock. On June 23, 2008, the note holder converted $10,000 of principal and $395 of accrued interest for 1,500,000 shares of common stock. On October 15, 2008, the note holder converted $5,000 of principal and $10,000 of interest for 3,300,000 shares of common stock. On December 3, 2008, the note holder converted $3,000 of principal and $201 of interest for 2,000,000 shares of common stock. On February 24, 2009, the note holder converted $2,000 of principal and $167 of accrued interest into 4,000,000 shares of common stock During the three months ended September 30, 2009, the Company issued 33,000,000 shares for the conversion of $2,000 of principal and $367 of accrued interest on this note, and for other consideration. During the three months ended December 31, 2009, the Company issued 30,000,000 shares of common stock for the conversion of $1,000 principal and $361 of accrued interest on this note and for other considerations. During the three months ended June 30, 2010, the Company issued 32,000,000 shares of common stock for the conversion of $1,000 principal and $380 of accrued interest on this note and for other considerations (see note 12). During the three months ended September 30, 2010, the Company issued 60,000,000 shares of common stock for the conversion of $1,000 principal and $166 of accrued interest on this note and for other considerations (see note 12). Interest in the amount of $126 and $176 was accrued on this note during the three months ended December 31, 2010 and 2009, respectively. Interest in the amount of $413 and $903 was accrued on this note during the nine months ended December 31, 2010 and 2009, respectively. As of September 30, 2009, the 6,000,000 shares for the conversion on February 24, 2009 have not been issued, these shares are shown as common stock subscribed on the Company’s balance sheet as of December 31, 2009. During the year ended March 31, 2010, the Company extended the maturity date of this note until April 1, 2010. During the three months ended June 30, 2010, the Company extended the maturity date of this note until April 1, 2011
$5,000	$7,000

AVALON OIL & GAS, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 2010 AND 2009
(Unaudited)

December 31, 2010	March 31, 2010
On November 11, 2008, the Company issued a convertible promissory note to an investor in the amount of $50,000. The note carries an interest rate of 10% per annum and a maturity date of October 1, 2009. The note holder has the right to convert the note and accrued interest into shares of the Company’s common stock at a rate of $0.10 per share. In addition to the note, the investor received three-year warrants to purchase 500,000 shares of the Company’s common stock at a price of $0.10 per share. The Company valued these warrants using the Black-Sholes valuation model, and charged the fair value of the warrants in the amount of $11,310 as a discount on notes payable. The discount is being amortized to interest expense over the life of the note via the effective interest method. Interest in the amount of $756 and $1,260 was accrued on this note during the three months ended December 31, 2010 and 2009, respectively. Interest in the amount of $2,304 and $3,729 was accrued on this note during the nine months ended December 31, 2010 and 2009, respectively. During the three months ended December 31, 2010 and 2009 the Company amortized $0 and $3,982 of the discount on the note payable to interest expense, respectively. During the nine months ended December 31, 2010 and 2009 the Company amortized $0 and $10,819 of the discount on the note payable to interest expense, respectively. During the three months ended December 31, 2009, the Company issued 30,000,000 shares in consideration for the assumption by a third party of $10,000 this note and interest of $1,068, and for other consideration. During the three months ended June 30, 2010, the Company issued 32,000,000 shares of common stock for the conversion of $1,000 principal and $380 of accrued interest on another note and for other considerations (see note 12). During the three months ended June 30, 2010, the Company extended the maturity date of this note until April 1, 2011.
30,000	40,000

On December 22, 2008, the Company issued a promissory note to an investor in the amount of $150,000. This note carries an interest rate of 10% per annum and matured on December 15, 2009. In addition to the note payable, the Company issued 7,500,000 shares of common stock to the note holder. The shares are considered a discount to the note payable. At the time of the issuance of the shares to the note holder, the market price of the shares exceeded the fair value of the note payable; as a result the value of the discount was capped at the face value of the note, $150,000. The discount will be amortized to interest expense over the life of the note, 1 year, via the effective interest method. Interest in the amount of $3,781 was accrued on this note during the three months ended December 31, 2010 and 2009. Interest in the amount of $11,301 was accrued on this note during the nine months ended December 31, 2010 and 2009. During the three months ended December 31, 2010 and 2009 the Company amortized $0 and $103,711 of the discount on the note payable to interest expense, respectively. During the nine months ended December 31, 2010 and 2009 the Company amortized $0 and $146,745 of the discount on the note payable to interest expense, respectively. During the three months ended June 30, 2010, the Company extended the maturity date of this note until April 1, 2011.
150,000	150,000

AVALON OIL & GAS, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 2010 AND 2009
(Unaudited)

December 31, 2010	March 31, 2010
On December 31, 2008, the Company received a cash advance from an investor in the amount of $100,000. On January 1, 2009, the Company received an additional $50,000 and the Company entered into a note payable agreement in the amount of $150,000. The note bears interest at a rate of 10% per annum and matured on December 15, 2009. In additional to the note payable, the Company issued 7,500,000 shares of common stock to the note holder. The shares are considered a discount to the note payable. At the time of issuance of the shares to the note holders, the market price of the shares exceeded the fair value of the note payable; as a result the value of the discount was capped at the face value of the note, $150,000. The discount will be amortized over the life of the note via the effective interest method. Interest in the amount of $3,781 was accrued on this note during the three months ended December 31, 2010 and 2009. Interest in the amount of $11,301 was accrued on this note during the nine months ended December 31, 2010 and 2009. During the three months ended December 31, 2010 and 2009 the Company amortized $0 and $108,493 of the discount on the note payable to interest expense, respectively. During the nine months ended December 31, 2010 and 2009 the Company amortized $0 and $148,029 of the discount on the note payable to interest expense, respectively. During the three months ended June 30, 2010, the Company extended the maturity date of this note until April 1, 2011.
150,000	150,000

On January 27, 2009, the Company issued a promissory note to an investor in the amount of $50,000. The note carries an interest rate of 10% per annum and matured on December 15, 2009. In addition to the note payable, the Company issued 1,000,000 shares of common stock to the note holder. The shares are considered a discount to the note payable. The shares are valued using the closing market price on the date the note was signed and have a value of $25,000. The discount will be amortized over the life of the note via the effective interest method. Interest in the amount of $1,260 was accrued on this note during the three months ended December 31, 2010 and 2009. Interest in the amount of $3,767 was accrued on this note during the nine months ended December 31, 2010 and 2009. During the three months ended December 31, 2010 and 2009 the Company amortized $0 and $18,102 of the discount on the note payable to interest expense, respectively. During the nine months ended December 31, 2010 and 2009 the Company amortized $0 and $24,672 of the discount on the note payable to interest expense, respectively. During the three months ended June 30, 2010, the Company extended the maturity date of this note until April 1, 2011.
	50,000	50,000

On July 15, 2009, the Company issued a promissory note to a related party in the amount of $6,000. The note carries an interest rate of 10% per annum and matured on December 15, 2009. Interest in the amount of $151 was recorded for the three months ended December 31, 2010 and 2009, respectively. Interest in the amount of $452 and $278 was recorded for the nine months ended December 31, 2010 and 2009, respectively. During the three months ended June 30, 2010, the Company extended the maturity date of this note until April 1, 2011.	6,000	6,000

AVALON OIL & GAS, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 2010 AND 2009
(Unaudited)

	December 31, 2010	March 31, 2010
On January 22, 2010, the Company issued a promissory note to a related party in the amount of $2,000. The note carries an interest rate of 10% per annum and matures on January 22, 2011. Interest in the amount of $0 was recorded for the three months ended December 31, 2010 and 2009, respectively. Interest in the amount of $85 and $0 was recorded for the nine months ended December 31, 2010 and 2009, respectively. During the three months ended September 30, 2010 the Company repaid the $2,000 principal portion of this note.	-	2,000

On February 18, 2010, the Company issued a promissory note to a related party in the amount of $9,000. The note carries an interest rate of 15% per annum and matures on December 15, 2010. Interest in the amount of $0 was recorded for the three months ended December 31, 2010 and 2009, respectively. Interest in the amount of $387 and $0 was recorded for the nine months ended December 31, 2010 and 2009, respectively. During the three months ended September 30, 2010 the Company repaid the $9,000 principal portion of this note.	-	9,000

On March 24, 2010, the Company issued a convertible note payable in the amount of $50,000. The note carries an interest rate of 8% per annum and matures on December 26, 2010. The note holder has the right to convert the note at a rate of $0.005 per share. The beneficial conversion feature created a discount on the note in the amount of $15,000 and is being amortized using the effective interest method over the term of the note. Interest in the amount of $473 and $0 was recorded for the three months ended December 31, 2010 and 2009, respectively. Interest in the amount of $2,478 and $0 was recorded for the nine months ended December 31, 2010 and 2009, respectively. During the three months ended December 31, 2010 and 2009 the Company amortized $11,897 and $0 of the discount on the note payable to interest expense, respectively. During the nine months ended December 31, 2010 and 2009 the Company amortized $15,000 and $0 of the discount on the note payable to interest expense, respectively.  During the three months ended December 31, 2010, the Company negotiated  new conversation rates with the lender, and the lender converted $9,000 of principal into 1,363,636 shares of common stock at an effective rate of $0.0066 per share; $10,000 of principal into 1,818,182 shares of common stock at an effective rate of $0.0055 per share; $10,000 of principal into 1,694,915 shares of common stock at an effective rate of $0.059 per share; $10,000 of principal into 2,083,333 shares of common stock at an effective rate of $0.0048 per share; and $5,000 of principal into 1,111,111 shares of common stock at an effective rate of $0.0045 per share.
6,000	50,000

AVALON OIL & GAS, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 2010 AND 2009
(Unaudited)

December 31, 2010	March 31, 2010
On April 30, 2010, the Company issued a convertible note payable in the amount of $25,000. This note carries an interest rate of 8% per annum and matures on January 28, 2011. The note holder has the right to convert the note at a rate of $0.005 per share. The beneficial conversion feature created a discount on the note in the amount of $10,500 and is being amortized using the effective interest method over the term of the note. Interest in the amount of $401 and $0 was recorded for the three months December 31, 2010 and 2009, respectively. Interest in the amount of $1,239 and $0 was recorded for the nine months December 31, 2010 and 2009, respectively. During the three months ended December 31, 2010 and 2009 the Company amortized $8,665 and $0 of the discount on the note payable to interest expense, respectively. During the nine months ended December 31, 2010 and 2009 the Company amortized $9,318 and $0 of the discount on the note payable to interest expense, respectively.  During the three months ended December 31, 2010, the Company negotiated a new conversation rate with the lender, and the lender converted $10,000 of principal into 2,564,103 shares of common stock at an effective rate of $0.0039 per share; and $12,000 of principal into 3,428,571 shares of common stock at an effective rate of $0.0035 per share.
3,000	-

On December 9, 2010, the Company issued a convertible note in the amount of $22,500.  This note carried an interest rate of 8% per annum and matures on September 9, 2011.  The note holder has the right to convert the note at a rate of $0.005 per share.  The beneficial conversion feature created a discount on the note in the amount of $13,500 and is being amortized using the effective interest method over the term of the note.  Interest in the amount of $108 and $0 was recorded for the three months ended December 31, 2010 and 2009, respectively.  Interest in the amount of $108 and $0 was recorded for the nine months ended December 31, 2010 and 2009, respectively. During the three months ended December 31, 2010 and 2009 the Company amortized $0 and $0 of the discount on the note payable to interest expense, respectively. During the nine months ended December 31, 2010 and 2009 the Company amortized $0 and $0 of the discount on the note payable to interest expense, respectively.
22,500	-

On November 28, 2006, Oiltek, of which the Company has a majority interest in, issued a convertible note payable in the amount of $2,500. This note bears interest at a rate of 8% per annum and matured on October 1, 2007. The principal amount of the note and accrued interest are convertible into shares of the Company’s common stock at a price of $0.01 per share. A beneficial conversion feature in the amount of $2,500 was recorded as a discount to the note and was amortized to interest expense during the period ended December 31, 2006. Interest in the amount of $50 was accrued on this note during the three months ended December 31, 2010 and 2009. Interest in the amount of $150 was accrued on this note during the nine months ended December 31, 2010 and 2009. In December 2008, the maturity date of this note was extended until December 31, 2010. The Company plans to extend the maturity date of these notes until December 31, 2011, this has not been completed as of December 31, 2010.
2,500	2,500

AVALON OIL & GAS, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 2010 AND 2009
(Unaudited)
	December 31, 2010	March 31, 2010
On November 28, 2006, Oiltek, of which the Company has a majority interest in, issued a convertible note payable in the amount of $5,000. This note bears interest at a rate of 8% per annum and matured on October 1, 2007. The principal amount of the note and accrued interest are convertible into shares of the Company’s common stock at a price of $0.01 per share. A beneficial conversion feature in the amount of $5,000 was recorded as a discount to the note and was amortized to interest expense during the period ended December 31, 2006. Interest in the amount of $101 was accrued on this note during the three months ended December 31, 2010 and 2009. Interest in the amount of $301 was accrued on this note during the nine months ended December 31, 2010 and 2009. In December 2008, the maturity date of this note was extended until December 31, 2010. The Company plans to extend the maturity date of these notes until December 31, 2011, this has not been completed as of December 31, 2010.
	5,000	5,000

On December 10, 2006, Oiltek, of which the Company has a majority interest in, issued a convertible note payable in the amount of $5,000. This note bears interest at a rate of 8% per annum and matured on October 1, 2007. The principal amount of the note and accrued interest are convertible into shares of the Company’s common stock at a price of $0.01 per share. A beneficial conversion feature in the amount of $5,000 was recorded as a discount to the note and was amortized to interest expense during the period ended December 31, 2006. Interest in the amount of $102 was accrued on this note during the three months ended December 31, 2010 and 2009. Interest in the amount of $202 was accrued on this note during the nine months ended December 31, 2010 and 2009. In December 2008, the maturity date of the note was extended until December 31, 2010. During the three months ended September 30, 2010, the Company repaid $5,000 in principal and $1,538 in accrued interest on this note.
	-	5,000

Total outstanding	$430,000	$476,500

	Note	Unamortized	Net of
December 31, 2010:	Amount	Discounts	Discount
Notes payable -- current portion	$424,000	$(14,681)	$409,319
Notes payable – current portion – related party	6,000	-	6,000
Total	$430,000	$(14,681)	$415,319

	Note	Unamortized	Net of
March 31, 2010:	Amount	Discounts	Discount
Notes payable - current portion	$459,500	$(15,000)	$444,500
Notes payable – current portion – related party	17,000	-	17,000
Total	$476,500	$(15,000)	$461,500

	Three months ended December 31,
	2010	2009
Discount on Notes Payable amortized to interest expense	$20,561	$234,286

	Nine months ended December 31,
	2010	2009
Discount on Notes Payable amortized to interest expense	$24,319	$461,518

AVALON OIL & GAS, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 2010 AND 2009
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

During the three and nine months ended December 31, 2010 and 2009, the Company incurred $10,000 and $30,000 in preferred stock dividends, in each period, respectively.

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

Notes Payable

On July 15, 2009, the Company borrowed $6,000 from an officer of the corporation. The note carried a 10% interest rate and matured on December 15, 2009. Interest in the amount of $151 was recorded for the three months ended December 31, 2010.  Interest in the amount of $452 was recorded for the nine months ended December 31, 2010. The Company extended the maturity date of this note until April 1, 2011.

On January 22, 2010, the Company borrowed $2,000 from an officer of the corporation.  The note carries an interest rate of 10% per annum and matures on January 22, 2011.  Interest in the amount of $0 was recorded for the three months ended December 31, 2010. Interest in the amount of $84 was recorded for the nine months ended December  31, 2010.  During the three months ended September 30, 2010, the Company repaid the principal portion of this note in the amount of $2,000.

On February 18, 2010, the Company borrowed $9,000 from an officer of the corporation.  The note carries an interest rate of 10% per annum and matures on December 15, 2010.  Interest in the amount of $0 was recorded for the three months ended December 31, 2010. Interest in the amount of $387 was recorded for the nine months ended December 31, 2010. During the three months ended September 30, 2010, the Company repaid the principal portion of this note in the amount of $9,000.

On July 1, 2010, the Company borrowed $3,000 from an officer of the corporation.  The note carries an interest rate of 10% per annum and matures on July 1, 2011.  Interest in the amount of $0 was recorded for the three months ended December 31, 2010. Interest in the amount of $85 was recorded for the nine months ended December 31, 2010. During the three months ended September 30, 2010, the Company repaid the principal portion of this note in the amount of $3,000.

On July 2, 2010, the Company borrowed $5,000 from an officer of the corporation.  The note carries an interest rate of 10% per annum and matures on July 2, 2011.  Interest in the amount of $0 was recorded for the three months ended December 31, 2010. Interest in the amount of $146 was recorded for the nine months ended December 31, 2010. During the three months ended September 30, 2010, the Company repaid the principal portion of this note in the amount of $5,000.

AVALON OIL & GAS, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 2010 AND 2009
(Unaudited)

On July 12, 2010, the Company borrowed $5,000 from an officer of the corporation.  The note carries an interest rate of 10% per annum and matures on July 12, 2011.  Interest in the amount of $0 was recorded for the three months ended December 31, 2010. Interest in the amount of $158 was recorded for the nine months ended December 31, 2010. During the three months ended September 30, 2010, the Company repaid the principal portion of this note in the amount of $5,000.

Employment Agreements

KENT RODRIGUEZ

In 2009, Mr. Rodriguez, our President, was under an employment agreement dated April 1, 2008 that expires on March 31, 2013, pursuant to which he was compensated at an annual rate of $120,000. During the three and nine months ended December 31, 2010, the Company charged to operations the amount of $30,000 and $90,000 in quarterly salary for Mr. Rodriguez, respectively.   During the nine months ended December 31, 2010, the Company paid $29,400 and the amount of $60,600 was accrued. A balance of $173,400 remains for salary payable to Mr. Rodriguez as of December 31, 2010 and is shown on the balance sheet as part of accounts payable and accrued liabilities to related parties.

JILL ALLISON

In 2009, Ms. Allison, our Vice President, was under an employment agreement dated April 1, 2008 that expires on March 31, 2011, pursuant to which she was compensated at a rate of $5,000 per month, for an annual rate of $60,000. During the quarter ended June 30, 2010, the Company increased the compensation rate for Ms. Allison, from $5,000 per month to $6,000 per month, for an annual rate of $72,000. During the three and nine months ended December 31, 2010, the Company charged to operations the amount of  $18,000 and $54,000, respectively, in quarterly salary for Ms. Allison, of which $59,200 was paid to her during the nine months. A balance of $20,168 remains for salary payable to Ms. Allison as of December 31, 2010 and is shown on the balance sheet as part of accounts payable and accrued liabilities to related parties.

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

The Company is delinquent filing tax returns with the Internal Revenue Service and state taxing authorities. The Company is currently in the process of filing these delinquent returns. We expect to file these delinquent returns on or before March 31, 2011. The filing of these returns should result in a net operating loss (NOL) carry forward which would create a deferred tax asset that would be fully reserved due to uncertainties about realization of the benefits of the carry forward.

AVALON OIL & GAS, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 2010 AND 2009
(Unaudited)

NOTE 12: SHAREHOLDERS' EQUITY

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock, par value $0.10 per share.  As of December 31, 2010, the Company has 100 shares of preferred stock issued and outstanding.

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

During the three and nine months ended December 31, 2010 and 2009, the Company incurred $10,000 and $30,000 in preferred stock dividends, respectively.  As of December 31, 2010, dividends in the amount of $61,200 have not been paid, and are carried on the Company’s balance sheet as Dividends Payable to Related Party.

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

Common Stock

The Company has authorized 1,000,000,000 shares of common stock with a par value of $0.001 per share.  As of December 31, 2010, the Company has 487,483,044 shares of common stock issued and outstanding.

During the three months ended December 31, 2010:

The Company issued 1,363,636 shares of common stock for the conversion of $9,000 of principal of a note payable with an effective rate of $0.0066 per share; 1,818,182 shares of common stock for the conversion of $10,000 of principal of a note payable with an effective rate of $0.0055 per share; 1,694,915 shares of common stock for the conversion of $10,000 of principal of a note payable with an effective rate of $0.0059 per share; 2,083,333 shares of common stock for the conversion of $10,000 of principal of a note payable with an effective rate of $0.0048 per share; 1,111,111 shares of common stock for the conversion of $5,000 of principal on a note payable with an effective rate of $0.0045 per share; 2,564,103 shares of common stock for the conversion of principal of a note payable with an effective rate of $0.0039 per share; and 3,428,571 shares of common stock for the conversion of $12,000 of principal of a note payable with an effective conversion rate of $0.0035 per share.  The Company renegotiated the conversion rate, which was originally $0.005 per share with the lender; this resulted in a loss on the conversion of notes payable in the net amount of $2,694, which was charged to operations during the three months ended December 31, 2010.

The Company issued 5,000,000 shares of common stock for the third party assumption of accounts payable in the amount of $228,759 and the conversion of a note payable in the amount of $1,000 and accrued interest in the amount of $166, during the nine months ended December 31, 2010.  These shares were  subscribed during the six months ended September 30, 2010, and issued during the three months ended December 31, 2010.

Options

There are no stock options outstanding.

AVALON OIL & GAS, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 2010 AND 2009
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

The following table summarizes the warrants outstanding and the related prices for the shares of the Company’s common stock issued to non-employees of the Company at December 31, 2010:

Warrants Outstanding			Warrants Exercisable
		Weighted Average			Weighted Average
Exercise	Number	Remaining Contractual	Weighted Average	Number	Remaining Contractual
Prices	Outstanding	Life (years)	Exercise Price	Exercisable	Life (years)
$0.10	500,000	0.86	$0.10	500,000	0.86
0.20	125,000	1.94	0.20	125,000	1.94
0.60	150,000	2.21	0.60	150,000	2.21
	775,000	1.30		775,000	1.30

Transactions involving warrants are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at March 31, 2010	775,000	$0.21
Granted	-	-
Exercised	-	-
Cancelled or expired	-	-
Outstanding at December 31, 2010	775,000	$0.21

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

On March 27, 2007 LLTI entered into non-exclusive license in the United States for a leak detection and location technology developed by the Rensselaer Polytechnic Institute ("Rensselaer") through its researcher Michael Savic. The agreement calls for a milestone license fee of $10,000 sixteen months following the effective date of the agreement or the first production introduction, whichever is sooner. A royalty fee of four and one-half percent (4.5%) of gross sales of licensed products is also required with the annual minimum royalty payments. As of March 31, 2010, the Company has accrued the $10,000 milestone license fee.  During the year ended March 31, 2010, the Company determined that the Leak Location Technology license value was impaired, which resulted in the impairment expense of $534,711.  As of March 31, 2010, the Company has valued this technology at $0.

AVALON OIL & GAS, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 2010 AND 2009
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

Anti-dilutive shares at December 31, 2010:

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

NOTE 15: REVENUE RECOGNITION

During the three months ended December 31, 2010, a well operator (the “Operator”) which currently operates three of the Company’s producing leaseholds has not distributed funds from the sale of oil and gas for the months of September, October and November 2010.  The Company has estimated this amount to be $33,500 based upon the historical production of these wells, and we have recognized revenue and accounts receivable in this amount during the three months ended December 31, 2010.

AVALON OIL & GAS, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 2010 AND 2009
(Unaudited)

NOTE 16:  CONTINGENCIES

In July, 2010 the Company issued 5,000,000 shares with a fair value of $17,500 and committed to issue an additional 55,000,000 shares with a fair value of $192,500 to a third party for assumption of accounts payable in the amount of $228,759 and conversion of an note payable in the amount of $1,000 and accrued interest in the amount of $166.  The aggregate number of shares issued or committed to be issued pursuant to this transaction was 60,000,000.  The Company recorded a gain on settlement of accounts payable in the amount of $19,925.  The Company may be liable for payment of these accounts payable should the third party default on its obligation to settle these liabilities on behalf of the Company.  During the three months ended December 31, 2010, the Company issued an additional 5,000,000 shares for the assumption of accounts payable and conversion of note payable.

The Company has estimated a portion of the revenue for the period ended December 31, 2010, as the operator of certain production leaseholds have not, as of December 31, 2010, remitted to the Company the operating statements for these wells.  The Company has used historical production and revenue statistics as a basis of these estimates.

NOTE 17:  SUBSEQUENT EVENTS

The Company has evaluated events subsequent to December 31, 2010 through the filing date of this Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2010, and has disclosed such items in Note 16 “Subsequent Events” herein.

The Company borrowed $450,000 from two shareholders in January, 2011.  The notes mature on January 15, 2014, have an interest rate of 8%, and can be converted into the Company’s common stock at $0.005 per share.

The Company issued 1,081,081 shares of common stock for a conversion of a note payable.

The Company also received 20,000,000 shares which were issued to a consultant in September, 2010.  These shares were returned to the Company and were cancelled.

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

The Company has reached an agreement to purchase a 13.50% working interest in the Grace # 1, a 22.50% working interest in the Grace # 2, an 11.50% working interest in the Grace # 3 and Grace # 5A, and a 21.50% working interest in the Grace #6, for $40,687.50, from 15 working interest owners.  We closed this transaction in January 2011.

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

Going Concern

The December 31, 2010, financial statements have been prepared assuming the Company will continue as a going concern. However, the Company has incurred a loss of $28,420,997 from inception through December 31, 2010, and has a working capital deficiency of $1,232,113 at December 31, 2010. The Company currently has minimal revenue generating operations and expects to incur substantial operating expenses in order to expand its business. As a result, the Company expects to incur operating losses for the foreseeable future.

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

Results of Operations

Three months ended December 31, 2010 compared to the three months ended December 31, 2009:

Revenues

Revenues for the three months ended December 31, 2010 were $56,935, a decrease of approximately 17% compared to revenues of $68,545 for the three months ended December 31, 2009.  Revenues from the sale of oil and gas decreased as a result of the lower market price for oil and natural gas, and the Company’s decision to shut-in the wells in the Grace Field due to the weakness in the market price of natural gas.

Lease Operating Expenses

During the three months ending December 31, 2010, our lease operating expenses were $53,903, an increase of $34,007 or approximately 171% compared to $19,896 for the three months ended December 31, 2009.  This increase was due to the work over costs incurred  in Plaquemines Parish, Louisiana, and Camp County and  Karnes County, Texas.

Selling, General, and Administrative Expenses

Selling, general and administrative expenses for the three months ended December 31, 2010 were $214,139 an increase of $121,739 or approximately 132% compared to selling, general and administrative expenses of $92,400 during the three months ended December 31, 2009, this increase was due to the expenses associated with the equity fundraising efforts by the Company.  Selling, general and administrative expenses for the three months ended December 31, 2010 consisted primarily of legal and accounting fees in the amount of $51,764; payroll and related costs of $48,424; office expenses of $15,372; facilities costs in the amount of $14,537; financing fees of $13,260; travel and entertainment expenses of $12,733;dividend expense of $10,000; consulting fees of $3,927; insurance of expense of $4,274; and investor relations costs of $1,292.

Non-Cash Compensation

Non-cash compensation for the three months ended December 31, 2010 was $3,500, an increase of $11,367 or approximately 144% compared to non-cash compensation of ($7,867) for the three months ended December 31, 2009.  This increase was the result of common stock issuances to consultants and directors as payment for services.

Loss on Conversion of Notes Payable

During the three months ended December 31, 2010, the Company issued 1,363,636 shares of common stock for the conversion of $9,000 of principal of a note payable with an effective rate of $0.0066 per share; 1,818,182 shares of common stock for the conversion of $10,000 of principal of a note payable with an effective rate of $0.0055 per share; 1,694,915 shares of common stock for the conversion of $10,000 of principal of a note payable with an effective rate of $0.0059 per share; 2,083,333 shares of common stock for the conversion of $10,000 of principal of a note payable with an effective rate of $0.0048 per share; 1,111,111 shares of common stock for the conversion of $5,000 of principal on a note payable with an effective rate of $0.0045 per share; 2,564,103 shares of common stock for the conversion of principal of a note payable with an effective rate of $0.0039 per share; and 3,428,571 shares of common stock for the conversion of $12,000 of principal of a note payable with an effective conversion rate of $0.0035 per share.  The Company renegotiated the conversion rate, which was originally $0.005 per share with the lender, this resulted in a loss on the conversion of notes payable in the amount of $2,694, which was charged to operations during the three months ended December 31, 2010.

Loss on Extinguishment of Debt

During the three months ended December 31, 2009, the Company agreed to issued 30,000,000 shares of common stock for the conversion of debt in the amount of $1,361 and the assumption of  notes payable and accrued interest in the amount of $11,068. This resulted in a loss on extinguishment of debt in the amount of $242,570. There is no comparable expense during the period ended December 31, 2010.

Impairment Expense

During the three months ended December 31, 2009, the Company determined that the value of the Leak Location Technology license and the BIO-CAT license were no longer of value, as a result the Company expensed the remaining value of $564,711 to operations during the period.  There is no comparable expense during the period ended December 31, 2010.

Depreciation, Depletion, and Amortization

Depreciation, Depletion, and Amortization were $27,558 for the three months ended December 31, 2010, a decrease of $79,069 or approximately 74% compared to $106,627 for the three months ended December 31, 2009.  The reason for the decrease is the reduction in the amortization of the technologies that were acquired from Innovaro Corporation.

Interest Expense, net of Interest Income

Interest expense, net of interest income, amounted to $26,308 for the three months ended December 31, 2010, a decrease of $210,329,  or approximately 89%  compared to interest expense, net of interest income, of $236,637 for the three months ending December 31, 2009. This decrease is due to the conversion and assumption of notes payable by investors.

Net Loss

For the reasons stated above, our net loss for the three months ended December 31, 2010, amounted to $271,167, a decrease of $915,262 or approximately 77% compared to a net loss of $1,186,429 during the prior period.

Nine months ended December 31, 2010 compared to the nine months ended December 31, 2009:

Revenues

Revenues for the nine months ended December 31, 2010 were $134,916, a decrease of approximately 30% compared to revenues of $193,557 for the nine months ended December 31, 2009.  Revenues from the sale of oil and gas decreased as a result of the lower market price for oil and natural gas, and the Company’s decision to shut-in wells in the Grace Field due to the weakness in the market price of natural gas.

Lease Operating Expenses

During the nine months ending December 31, 2010, our lease operating expenses were $111,175, an increase of $9,595 or approximately 9% compared to $101,580 for the nine months ended December 31, 2009.  This increase was due to the work over costs incurred  in Plaquemines Parish, Louisiana, and Camp County and  Karnes County, Texas.

Selling, General, and Administrative Expenses

Selling, general and administrative expenses for the nine months ended December 31, 2010 were $781,256 an increase of $349,698 or approximately 81% compared to selling, general and administrative expenses of $431,558 during the nine months ended December 31, 2009, this increase was due to the expenses associated with the equity fundraising efforts by the Company.   Selling, general and administrative expenses for the nine months ended December 31, 2010 consisted primarily of legal and accounting fees in the amount of $199,159; payroll and related costs of $147,504; financing fees of $129,820; travel and entertainment expenses of $72,630; office expenses of $54,141; consulting fees of $42,942; facilities costs in the amount of $32,708;dividend expense of $30,000; investor relations costs of $18,185; and insurance of expense of $11,797.

Impairment Expense

During the nine months ended December 31, 2009, the Company determined that the value of the Leak Location Technology license and the BIO-CAT license were no longer of value, as a result the Company expensed the remaining value of $564,711 to operations during the period.  There is no comparable expense during the period ended December 31, 2010.

Non-Cash Compensation

Non-cash compensation for the nine months ended December 31, 2010 was $274,633, an increase of $256,550 or approximately 1,419% compared to non-cash compensation of $18,083 for the nine months ended December 31, 2009.  This increase was the result of common stock issuances to consultants and directors as payment for services.

Depreciation, Depletion, and Amortization

Depreciation, Depletion, and Amortization were $89,602 for the nine months ended December 31, 2010, a decrease of $492,198 or approximately 85% compared to $581,800 for the nine months ended December 31, 2009.  The reason for the decrease is the reduction in the amortization of the technologies that were acquired from Innovaro Corporation.

Gain from Sale of Property

During the nine months ended December 31, 2010, the Company sold oil and gas properties for a gain of $22,478; there were no such gains during the nine months ended December 31, 2009.

Gain of Settlement of Accounts Payable

During the nine months ended December 31, 2010, the Company agreed to issue 60,000,000 shares of common stock for the assumption of $228,759 of accounts payable and the conversion of notes payable and accrued interest in the amount of $1,166.  This resulted in a gain on settlement of accounts payable in the amount of $19,925.

Loss of Extinguishment of Debt

During the nine months ended December 31, 2010, the Company agreed to issue 32,000,000 shares of common stock for the conversion of $1,380 of debt and the assumption of notes payable and accrued interest in the amount of $15,740.  This resulted in a loss on extinguishment of debt in the amount of $110,880.

During the nine months ended December 31, 2009, the Company agreed to issued 63,000,000 shares of common stock for the conversion of debt in the amount of $3,728 and the assumption of notes payable and accrued interest in the amount of $271,525.  This and a similar transaction resulted in a loss on extinguishment of debt in the amount of $309,696.

Loss on Conversion of Notes Payable

During the nine months ended December 31, 2010, the Company issued 1,363,636 shares of common stock for the conversion of $9,000 of principal of a note payable with an effective rate of $0.0066 per share; 1,818,182 shares of common stock for the conversion of $10,000 of principal of a note payable with an effective rate of $0.0055 per share; 1,694,915 shares of common stock for the conversion of $10,000 of principal of a note payable with an effective rate of $0.0059 per share; 2,083,333 shares of common stock for the conversion of $10,000 of principal of a note payable with an effective rate of $0.0048 per share; 1,111,111 shares of common stock for the conversion of $5,000 of principal on a note payable with an effective rate of $0.0045 per share; 2,564,103 shares of common stock for the conversion of principal of a note payable with an effective rate of $0.0039 per share; and 3,428,571 shares of common stock for the conversion of $12,000 of principal of a note payable with an effective conversion rate of $0.0035 per share.  The Company renegotiated the conversion rate, which was originally $0.005 per share with the lender, this resulted in a loss on the conversion of notes payable in the amount of $2,694, which was charged to operations during the three months ended December 31, 2010.

Interest Expense, net of Interest Income

Interest expense, net of interest income, amounted to $57,965 for the nine months ended December 31, 2010, a decrease of $434,650 or approximately 88%  compared to interest expense, net of interest income, of $492,615 for the nine months ending December 31, 2009. This decrease is due to the conversion and assumption of notes payable by investors.

Net Loss

For the reasons stated above, our net loss for the nine months ended December 31, 2010, amounted to $1,250,886, a decrease of $1,055,600 or approximately 46% compared to a net loss of $2,306,486 during the nine months ended December 31, 2009.

LIQUIDITY AND CAPITAL RESOURCES

The December 31, 2010, financial statements have been prepared assuming the Company will continue as a going concern. However, the Company has incurred a loss of $28,420,997 from inception through December 31, 2010, and has a working capital deficiency of $1,232,113 and shareholder’s equity of $1,021,648, as of December 31, 2010. The Company currently has minimal revenue generating operations and expects to incur substantial operating expenses in order to expand its business. As a result, the Company expects to incur operating losses for the foreseeable future.  The accompanying consolidated financial statements do not include any adjustments that might become necessary should the Company be unable to continue as a going concern.

Our cash and cash equivalents were $183,235 on December 31, 2010, compared to $46,522 on March 31, 2010. We met our liquidity needs through the issuance of our common stock and notes payable for cash as well as revenue derived from our oil and gas operations.

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

Operating activities

Net cash used by operating activities for the nine months ended December 31, 2010 was $440,958 compared to $13,890 used in  operating activities in the nine months ended December 31, 2009.

The Company had a net loss of $1,250,886 for the nine months ended December 31, 2010 compared to a net loss of $2,306,486 for the nine months ended December 31, 2009. The Company had the following non-cash items during the period: non-cash costs of $7,425 for amortization and depreciation; $274,633  for non-cash compensation; $74,260 in non-cash expense for the issuance of shares for equity fundraising; a loss on extinguishment of debt in the amount of $110,800;  a gain from the sale of  a working interest in a property of $22,478; a gain from the settlement of account payable in the amount of $19,925; loss from the conversion of notes payable in the amount of $2,694; non-cash costs of $50,244 for depletion; non-cash costs of $2,172 for the depreciation of the asset retirement obligation; $24,319 for the amortization of the discount on notes payable;  and $31,938 for the amortization of intangible assets. The Company also had a change in the components of working capital during the period, which generated a decrease of cash in the amount of $273,766. Net accounts receivable for the nine months ended December 31, 2010 was $5,889 compared to $11,340 on March 31, 2010.

Investing activities

For the nine months ended December 31, 2010 net cash provided by investing activities was $3,751 compared to net cash used in investing activities of $350 in the nine months ended December 31, 2009.

Financing activities

Our financing activities for the nine months ended December 31, 2010 provided cash of $574,100 as compared to $6,000 for the nine months ended December 31, 2009. Cash generated by financing activities consisted of $542,600 from the issuance of common stock for cash.  We plan to raise additional capital during the coming fiscal year.

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

Significant Estimates

The Company is involved in a dispute with the operator of certain of the Company’s leashold wells, and the operator has not supplied the Company with several production statements required for us to accurately complete our accounting for the three months ended December 31, 2010.  The Company has recognized estimated revenue for these leaseholds  in the amount of $33,550 during the three months ended December 31, 2010 based upon historical production.

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

PART II

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company issued 1,363,636 shares of common stock for the conversion of $9,000 of principal of a note payable with an effective rate of $0.0066 per share; 1,818,182 shares of common stock for the conversion of $10,000 of principal of a note payable with an effective rate of $0.0055 per share; 1,694,915 shares of common stock for the conversion of $10,000 of principal of a note payable with an effective rate of $0.0059 per share; 2,083,333 shares of common stock for the conversion of $10,000 of principal of a note payable with an effective rate of $0.0048 per share; 1,111,111 shares of common stock for the conversion of $5,000 of principal on a note payable with an effective rate of $0.0045 per share; 2,564,103 shares of common stock for the conversion of principal of a note payable with an effective rate of $0.0039 per share; and 3,428,571 shares of common stock for the conversion of $12,000 of principal of a note payable with an effective conversion rate of $0.0035 per share.  The Company renegotiated the conversion rate, which was originally $0.005 per share with the lender, this resulted in a loss on the conversion of notes payable in the amount of $2,694, which was charged to operations during the three months ended December 31, 2010.

The Company issued 5,000,000 shares of common stock for the third party assumption of accounts payable in the amount of $228,759 and the conversion of a note payable in the amount of $1,000 and accrued interest in the amount of $166, which was subscribed during the six months ended September 30, 2010.

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

Avalon Oil & Gas, Inc.

Date: February 14, 2011	By:	/s/ Kent Rodriguez
Kent Rodriguez
Chief Executive Officer Chief Financial and Accounting Officer