Form 10-K
period 2011-03-31
Avalon Oil & Gas, Inc.
filed 2011-07-14
CIK 918573

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________

FORM 10-K
__________________

☒  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended March 31, 2011

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

525,756,004 shares of our common stock were issued and outstanding as of July 12, 2011.

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

In June 2008, the Company entered into an agreement with Bedford Energy to acquire a 2.5% working interest in Grace Well #2 in East Chandler Field, Oklahoma, which had been producing 350 thousand cubic feet of gas per day.  In August 2008, the Company entered into an additional agreement with Bedford Energy (the “Expanded Bedford Agreement”) to increase its working interest in the Grace #2 from 2.5% to 7.5%; and to increase its net revenue interest in the Grace #2 to 11.95%. In addition, the Company acquired a 10% working interest and a 13.825% net revenue interest in the Grace #1, Grace #3, Grace #5A and Grace #6 wells.  In March, 2009 Avalon increased its working interest in the Grace wells as follows: in the Grace #1 to 42.125%; in the Grace #2 to 30.5%; in the Grace #3 to 39.0%, in the Grace #5A to 40.0%, and in the Grace #6 to 34.0%.

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

During the three months ended June 30, 2010, the Company sold working interests in wells located in Blackmon - Hall Unit, New Diana Field, Upshur County, Texas (the “New Diana Wells”), of which it had previously acquired a ten percent (10%) working interest in April, 2008, for a note receivable in the amount of $42,857.  These properties had a net book value at the time of the sale of $20,379. This resulted in a gain from the sale of the working interest in the wells in the amount of $22,478.

 The Company reached an agreement to purchase a 13.50% working interest in the Grace #1, a 22.50% working interest in the Grace #2, a 14.50% working interest in the Grace #3 and an 11.50% working interest in the Grace #5A, and a 21.50% working interest in the Grace #6, for $43,837.50, from 17 working interest owners during the three months ending September 30, 2010.  We closed this purchase in January 2011.

We also purchased a 5.75% working interest in the Grace #1, a 6.25% working interest in the Grace #2, an 8.5% working interest in the Grace #3, a 4.50% working interest in the Grace #5A and a 3.50% working interest in the Grace #6, during the year ended March 31, 2011 by issuing 294,000 shares of common stock to two (2) working interest owners.

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

On July 17, 2006, The Company acquired Ultrasonic Mitigation Technologies, Inc. ("UMTI"). UMTI holds the exclusive worldwide license for the mitigation of paraffin wax deposition from crude oil using ultrasonic waves. This technology was developed at the University of Wyoming by Dr. Brian Towler.

On November 9, 2006, The Company acquired Intelli-Well Technologies, Inc., ("IWT"). IWT holds a license for borehole casing technology developed by researchers at Lawrence Livermore National Laboratory.

On March 29, 2007, The Company acquired Leak Location Technologies, Inc., ("LLT"). LLT owns an exclusive license to a system for determining the presence and location of leaks in underground pipes.

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

On September 22, 2007 the Company entered into an agreement with respect to its purchase of a 75.6% interest in Oiltek for $50,000 and the right of Oiltek to promote Avalon's intellectual property.

ENVIRONMENTAL MATTERS

During the last three fiscal years, compliance with environmental laws and regulations did not have a specific impact on the Company's operations. The Company does not anticipate that it will incur any material capital expenditures for environmental control facilities during the next fiscal year.

EMPLOYEES

As of March 31, 2011 we had two full time employees consisting of our President, Mr. Kent Rodriguez, and Vice President, Ms. Jill Allison. The Board retains consultants and advisors on as needed basis.  They are compensated by the issuance of the Company’s common stock. We do not have any part time employees at this time.

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

During the past several years, we have attempted, without success, to generate revenues and profits. For the year ended March 31, 2011, we incurred a net loss of $1,316,251. There can be no assurance that we will ever be profitable.

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

Our Common Stock is traded on the OTCQB.  The prices quoted may not reflect the price at which you can resell your shares. Because of the low price of our stock, we are subject to particular rules of the U.S. Securities and Exchange Commission that make it difficult for stock brokers to solicit customers to purchase our stock. This reduces the number of potential buyers of our stock and may reduce the value of your shares. There can be no assurance that a trading market for our stock will continue or that you will ever be able to resell your shares at a profit, or at all.

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

ITEM 2.  PROPERTIES

Our corporate office is located at 7808 Creekridge Circle, Suite 105, Minneapolis, Minnesota 55439. This office space is leased from an unaffiliated third party on a one year lease, which ends on December 31, 2012, for a monthly rental of $3,300.

On July 2, 2008, we signed a letter agreement to acquire all of the oil and gas producing assets owned by Bedford Energy, Inc. in the East Chandler Field, Lincoln County, Oklahoma. We increased our current interest in the Grace #2 well and acquired working interests in four other producing wells in the East Chandler Field, the Grace #1, Grace #3, Grace #5A and Grace #6 wells, as follows:

We increased our working interest in the Grace #2 from 2.5% to 7.5%; and increasing our net revenue interest in the Grace #2 to 11.95%. We initially acquired our working interest in the Grace #2 well in June, 2008.

We acquired a 10% working interest and 13.825% net revenue interest in the Grace #1, Grace #3, Grace #5A and Grace #6 wells.

We have acquired a 50% working interest in a salt water disposal well and offset and development acreage in the two quarter sections (320 acres)  adjoining the Grace Wells in the East Chandler Field.

The table below shows the Company’s working interests in the Grace Wells as of March 31, 2011:

Well	March 31, 2010 Working Interest	Additional Acquisition	March 31, 2011 Working Interest
Grace #1	46%	19.25%	65.25%
Grace #2	27%	28.75%	55.75%
Grace #3	41%	23%	64%
Grace #5A	36%	16%	52%
Grace #6	33%	25%	58%

The Company reached an agreement to purchase a 13.50% working interest in the Grace # 1, a 22.50% working interest in the Grace # 2, a 14.50% working interest in the Grace # 3 and an 11.50% working interest in the Grace # 5A, and a 21.50% working interest in the Grace #6, for $43,837.50, from 17 working interest owners.  We closed this purchase in January 2011.

We also purchased a 5.75% working interest in the Grace #1, a 6.25% working interest in the Grace #2, an 8.5% working interest in the Grace #3, a 4.50% working interest in the Grace #5A and a 3.50% working interest in the Grace #6, during the year ended March 31, 2011 by issuing 294,000 shares of common stock to two (2) working interest owners.

We expect to increase our ownership in the Grace Wells in the next few months.

ITEM 3.  LEGAL PROCEEDINGS

The Company is not a party to any legal proceedings that would have a material effect on the Company’s operations.

ITEM 4.  (REMOVED AND RESERVED)

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a) Principal Market or Markets

Effective with the close of business on June 19, 1997, our Common Stock was delisted from the NASDAQ Small Cap Market. In June of 1997, our Common Stock began trading on the NASD Over-the-Counter Bulletin Board ("OTCBB"). On February 23 2011, our stock was delisted from the OTCBB.  Since April 2010 our Common Stock has traded and continues to trade on the electronic OTCQB market.  Market makers and other dealers provided bid and ask quotations of our Common Stock. We trade under the symbol "AOGN".

The table below represents the range of high and low bid quotations of our Common Stock as reported during the reporting period herein. The following bid price market quotations represent prices between dealers and do not include retail markup, markdown, or commissions; hence, they may not represent actual transactions.

Per Share Common Stock Bid Prices by Quarter For the Two Most Recent Fiscal Years
	High	Low
Quarter Ended March 31, 2011	$.009	$.0065
Quarter Ended December 31, 2010	$.0135	$.006
Quarter Ended September 30, 2010	$.003	$.015
Quarter Ended June 30, 2010	$.013	$.004.
Quarter Ended March 31, 2010	$0.035	$0.015
Quarter Ended December 31, 2009	$.019	$.005
Quarter Ended September 30, 2009	$.0025	$.011.
Quarter Ended June 30, 2009	$.025	$.011

As of June 30, 2011, 525,756,004 shares of our Common Stock were outstanding and the number of holders of record of our Common Stock at that date was approximately 1145. However, we estimate that there are a significantly greater number of shareholders because a substantial number of our shares are held in nominee names by brokerage firms.

(b) Dividends

No dividends on the Common Stock were paid by us during the fiscal year ended March 31, 2011, or the fiscal year ended 2010, nor do we anticipate paying dividends on Common Stock in the foreseeable future. Holders of Common Stock are entitled to receive such dividends as may be declared by our Board of Directors.

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

RECENT SALES OF UNREGISTERED SECURITIES

The Company sold the following unregistered securities between January 1, 2011 and March 31, 2011:

During the three months ended March 31, 2011, the Company issued 10,000,000 shares of common stock that were subscribed as of December 31, 2010, for the conversion and assumption of debt.

All other unregistered securities sold by the Company during the past three years, but prior to January 1, 2011, have been included in the Company's 10-Q filings.

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

For the year ended March 31, 2011 compared to the year ended March 31, 2010

Revenues

Revenues for the year ended March 31, 2011 were $187,913, a decrease of approximately 28% compared to revenue of $262,660 for the year ended March 31, 2010.  Revenues from the sale of oil and gas decreased as a result of the lower market price for oil and natural gas and the sale of our properties in Upshur County, Texas

Lease Operating Expenses

During the year ending March 31, 2011, our lease operating expenses were $150,308, an increase of $29,127 or approximately 24% compared to $121,181 for the year ended March 31, 2010.  This increase was the result of the workover expense on the Grace Wells.

Selling, General, and Administrative Expenses

Selling, general and administrative expenses for the year ended March 31, 2011 were $887,410 an increase of $61,231, or approximately 7% compared to selling, general and administrative expenses of $826,179 during the year ended March 31, 2010.   Selling, general and administrative expenses for 2011 consisted primarily of payroll and related costs of $196,707; legal and accounting fees in the amount of $219,805; facilities costs in the amount of $51,053; investor relations costs of $19,952;   travel and entertainment expenses of $90,484; office expenses of $48,747; bad debt expense of $25,627; financing cost of $144,320 and consulting fees in the amount of $22,800.

Non-Cash Compensation

Non-cash compensation for the year ended March 31, 2011 was $244,133 an increase of $145,533 or approximately 148% compared to non-cash compensation of $98,600 for the year ended March 31, 2010.  This increase was the result of common stock issuances to outside consultants as payment for services rendered.

Depreciation, Depletion, and Amortization

Depreciation, Depletion, and Amortization were $100,869 for the year ended March 31, 2011 a decrease of $220,319 or approximately 69% compared to $321,188 for the year ended March 31, 2010.  The reason for the decrease is the reduction in the amortization of the technologies that were acquired from Innovaro Corporation.

Gain on Sale of Property

During the year ended March 31, 2011, the Company sold an oil and gas property for a gain of $22,478 from the sale out our properties in Upshur County, TX.  There was no gain during the year ended March 31, 2010.

Gain on Settlement of Debt

During the year ended March 31, 2011, Company agreed to issue 60,000,000 shares of common stock for the assumption of $228,759 of accounts payable and the conversion of notes payable and accrued interest in the amount of $1,166.  This resulted in a gain on settlement of accounts payable in the amount of $19,925.

During the year ended March 31, 2010, the Company entered into an agreement for the settlement of debt in the amount of $20,032 for a cash payment of $3,000, this resulted in a gain from the settlement of debt in the amount of $17,032.

Loss of Extinguishment of Debt

During the year ended March 31, 2011, the Company agreed to issue 32,000,000 shares of common stock for the conversion of $1,380 of debt and the assumption of notes payable and accrued interest in the amount of $15,740.  This resulted in a loss on extinguishment of debt in the amount of $110,880.

During the year ended March 31, 2011, Jill Allison, Vice President of the Company, forgave her accrued payroll of $27,168.  This resulted in a gain on extinguishment of debt in the amount of $27,168.

During the year ended March 31, 2010, the Company agreed to issue 63,000,000 shares of common stock for the conversion of debt in the amount of $3,728 and the assumption of notes payable and accrued interest in the amount of $271,525. This resulted in a loss on extinguishment of debt in the amount of $309,696.

Loss on Conversion of Notes Payable

During the year ended March 31, 2011, the Company issued 1,363,636 shares of common stock for the conversion of $9,000 of principal of a note payable with an effective rate of $0.0066 per share; 1,818,182 shares of common stock for the conversion of $10,000 of principal of a note payable with an effective rate of $0.0055 per share; 1,694,915 shares of common stock for the conversion of $10,000 of principal of a note payable with an effective rate of $0.0059 per share; 2,083,333 shares of common stock for the conversion of $10,000 of principal of a note payable with an effective rate of $0.0048 per share; 1,111,111 shares of common stock for the conversion of $5,000 of principal on a note payable with an effective rate of $0.0045 per share; 2,564,103 shares of common stock for the conversion of principal of a note payable with an effective rate of $0.0039 per share; and 3,428,571 shares of common stock for the conversion of $12,000 of principal of a note payable with an effective conversion rate of $0.0035 per share.  The Company renegotiated the conversion rate, which was originally $0.005 per share with the lender, this resulted in a loss on the conversion of notes payable in the amount of $2,694, which was charged to operations during the year ended March 31, 2010.

Interest Expense, net of Interest Income

Interest expense, net of interest income of $77,441 for the year ended March 31, 2011, a decrease of $433,827 or approximately 85%  compared to interest expense, net of $511,268 for the year ended March 31, 2010. This increase is due to an increase in notes payable and the amortization of the discount on the promissory notes issued by the Company.

Gain from Settlement of Debt

There were was a gain of $19,925 on the settlement of debt for the year ended March 31, 2011.  During the year ended March 31, 2010, the Company entered into an agreement for the settlement of debt in the amount of $20,032 for a cash payment of $3,000, this resulted in a gain from the settlement of debt in the amount of $17,032.

Gain on Cancellation of License Agreement

During the year ended March 31, 2010, the Company terminated a license agreement which resulted in a gain of $200,000 of license fees.

Net Loss

For the reasons stated above, our net loss for the year ended March 31, 2011, was $1,316,251, a decrease of $956,913 or approximately 42% compared to a net loss of $2,273,164 during the year ended March 31, 2010.

Liquidity and Capital Resources

The March 31, 2011, financial statements have been prepared assuming the Company will continue as a going concern. However, the Company has incurred a loss of $28,486,362 from inception through March 31, 2011, and has a working capital deficiency of $936,713, and shareholder’s equity of $1,046,928, respectively, at March 31, 2011. The Company currently has minimal revenue generating operations and expects to incur substantial operating expenses in order to expand its business. As a result, the Company expects to incur operating losses for the foreseeable future.  The accompanying consolidated financial statements do not include any adjustments that might become necessary should the Company be unable to continue as a going concern.

Our cash and cash equivalents were $311,802 on March 31, 2011, compared to $46,522 on March 31, 2010. We met our liquidity needs through the issuance of our common stock and convertible notes payable for cash and the revenue derived from oil and gas operations.

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

Operating activities

Net cash used by operating activities for the year ended March 31, 2011 was $701,250, compared to $46,534 used in the year ended March 31, 2010.

The Company had a net loss of $1,316,251 for the year ended March 31, 2011, compared to a net loss of $2,273,164 for the year ended March 31, 2010. Net accounts receivable for the year ended March 31, 2011 were $15,258 compared to $ 11,340 for the year ended March 31, 2010.

Investing activities

For the twelve months ended March 31, 2011 we used $82,070 in investing activities compared to $350 in the twelve months ended March 31, 2010.  The primary use of cash for investing activities in 2011 was the issuance of a note receivable in the amount of $42,857 to one of the Company’s lease operators and paid 44,927 to purchase Grace well interest.

Financing activities

Our financing activities for the year ended March 31, 2011 provided cash of $1,048,600 as compared to $67,000 for the year ended March 31, 2010. We plan to raise additional capital during the coming fiscal year.  Cash generated by financing activities primarily consisted of $542,600 from the sale of Common Stock and $563,000 from the issuance of convertible promissory notes.

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

Purchase of Significant Equipment

During the twelve months ended March 31, 2011 and March 31, 2010, we used $0 for the purchase of equipment.

ITEM 8.   FINANCIAL STATEMENTS.

Our audited Financial Statements begin on page F-1.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Our principal executive and financial officers, after evaluating the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of March 31, 2011, have concluded that as of March 31, 2011, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is accumulated and communicated to our management, including our Chief Executive Officer, as appropriate to allow timely decisions regarding required disclosure, and (ii) is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms.

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

Our management assessed the effectiveness of our internal control over financial reporting as of March 31, 2011 based upon the criteria set forth in the Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

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

We believe that our internal controls are adequate.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting identified during our year ended March 31, 2011, which have materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our Directors and Executive Officers are shown below:

Name	Age	Position
Kent Rodriguez	51	Chief Executive Officer, President, Secretary, and Principal Financial Officer
Jill Allison	43	Vice President
Douglas Barton	70	Director
Rene Haeusler	55	Director

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

Rene Häusler

Mr. Häusler has served as a Director of the Company  since August 2010.  He is a Political and Business  Consultant, is Chairman of the Board and Managing Director of all companies of the L’Avenir Group.  He also serves as Chairman of the Board of Bowl Construction AG, Member of the Board of ProgressNow!invest AG, a SIX-listed private equity investment company, and is a member of the Board of Directors of ThaiSwiss SME-Industrial Center Ltd., Pranburi, Thailand, and of Sempre-Automaten AG and Theracon AG in Switzerland. His background includes Assistant to the Managerial Committee and Head of several departments for Bank Sogenal.  He also served as a member of the military-diplomatic Swiss delegation to the Neutral Nations Supervisory Commission (NNSC) in Korea, as liaison officer to the UN High Command and the Government of South Korea.  Mr. Häusler has a Master’s degree in history, political science and constitutional law from the University of Zurich/Switzerland. From 1995 – 1999 he was also a guest lecturer at the Chulalongkorn University in Bangkok (Thailand). He has published two books and numerous articles on political psychology, economy and stock markets.  Mr. Häusler is an experienced equity investment professional with a wide range of public company and private equity expertise in international markets for commodities, mineral exploration, biotechnology, and software.

The Company's Directors will serve in such capacity until the next annual meeting of the Company's shareholders and until their successors have been elected and qualified. There are no family relationships among the Company's officers and directors, nor are there any arrangements or understanding between any of the directors or officers of the Company or any other person pursuant to which any officer or director was or is to be selected as an officer or director. The Directors took action eight (8) times by written consent during the fiscal year ended March 31, 2011.

In 1999, the Board of Directors established a Compensation Committee. It is currently comprised of Messrs. Barton and Häusler. The Compensation Committee held one meeting in fiscal 2011.

In May 2000, the Board of Directors established an Audit Committee. It is currently comprised of Messrs. Barton and Häusler. The Audit Committee held one (1) meeting in fiscal 2011.

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

ITEM 11.  EXECUTIVE COMPENSATION

The following table sets forth information concerning the compensation for services in all capacities rendered to us for the year ended March 31, 2011, of our Chief Executive Officer and our other executive officers whose annual compensation exceeded $100,000 in the fiscal year ended March 31, 2011, if any. We refer to the Chief Executive Officer and these other officers as the named executive officers.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($) (2)	Total ($)
Kent Rodriguez	2011	$120,000	$-	$-	$-	$-	$-	$40,000	$160,000	(2)	(1)
CEO and President	2010	$120,000	$-	$-	$-	$-	$-	$40,000	$160,000	(2)	(1)
	2009	$120,000	$-	$-	$-	$-	$-	$40,000	$124,000	(2)	(1)
________
(1) Mr. Rodriguez owns the 100 shares of Preferred Stock outstanding.  These shares pay an 8% dividend.  We paid Mr. Rodriguez $26,300 in 2010 and $23,500 in 2011.  The balance due Mr. Rodriguez as of March 31, 2011 is $48,200.

(2) Effective On April 1, 2008, Mr. Rodriguez became subject to a new employment agreement pursuant to which he is paid $10,000 per month in wages.  During the fiscal year ending March 31, 2011, we paid Mr. Rodriguez $47,600, and accrued $72,400.  We accrued $93,700 for the previous fiscal years.

Outstanding Equity Awards at Fiscal Year-End as of March 31, 2011

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
None	-	-	-	-	-	-	-	-	-

 Director Compensation

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Kent Rodriguez	$-	$-	$-	$-	$-	$-	$-
Jill Allison	$-	$-	$-	$-	$-	$-	$-
Douglas Barton	$-	$-	$-	$-	$-	$-	$-
Rene Häusler	$-	$-	$-	$-	$-	$-	$-

EMPLOYMENT AGREEMENTS

The Company has employment agreements with its two officers.  The employment agreements provide for salaries and benefits and extend up to five years.  In addition to salary and benefits provisions, the agreements include defined commitments should the employer terminate the employee with or without cause.

KENT RODRIGUEZ

In 2010, Mr. Rodriguez was under an employment agreement dated April 1, 2008 that expires on March 31, 2013, pursuant to which he was compensated at an annual rate of $120,000. During the fiscal year ended March 31, 2011, we paid Mr. Rodriguez $47,600, and accrued $72,400.  As of March 31, 2011 and 2010, the balances of accrued and unpaid salaries were $185,200 and $112,800, respectively.

JILL ALLISON

In 20010, Ms. Allison, our Secretary, was under an employment agreement dated April 1, 2008 that expires on March 31, 2011, pursuant to which she was compensated at a rate of $6,000 per month, for an annual rate of $72,000. During the year ended March 31, 2011, the Company paid Ms. Allison $72,000.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding ownership of our Common Stock as of March 31, 2011 by (i) each person known by us to be the beneficial owner of more than five (5%) percent of our outstanding Common Stock; (ii) each director of our Company; and (iii) all executive officers and directors of our Company as a group. As of June 30, 2011, we had a total of 525,756,004 common shares issued and outstanding.

	Amount and	%
	Nature of	of outstanding
Name of Beneficial Owner	Beneficial ownership	Common stock (1)
Kent Rodriguez
7808 Creekridge Circle, Suite 105
Minneapolis, MN 55439	351,821,603	40.25%

Douglas Barton
7808 Creekridge Circle, Suite 105
Minneapolis, MN 55439	10,200,000	1.90%

Jill Allison
7808 Creekridge Circle, Suite 105
Minneapolis, MN 55439	10,750,000	1.90%

Rene Häusler
7808 Creekridge Circle, Suite 105
Minneapolis, MN 55439	3,895,000	0.74%

CEDE & Co.
P.O. Box 222
Bowling Green Station
New York, NY 10274	166,724,251	31.71%

Reserve Shares	104,709,082	19.92%

All directors and officers as a group		44.79%
_____________________
(1) Includes 10,100 shares of Common stock owned by Weyer Capital Corporation, an affiliate of Mr. Rodriguez, and 350,504.003 shares of Common Stock issuable upon the conversion of 100 shares of Series A
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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Promissory Notes

On July 15, 2009, the Company borrowed $6,000 from an officer of the corporation. The note carried an interest rate of 10% per annum.  Interest in the amount of $464 and $426 was accrued on this note during the twelve months ended March 31, 2011 and 2010, respectively. This note was paid in full in January 2011, and the accrued interest was forgiven.

On January 22, 2010, the Company borrowed $2,000 from an officer of the corporation.  The note carries an interest rate of 10% per annum and matures on January 22, 2011.  Interest in the amount of $85 and $37 was accrued on this note during the twelve months ended March 31, 2011 and 2010, respectively. This note was paid in full in July 2010, and the accrued interest was forgiven.

On February 18, 2010, the Company borrowed $9,000 from an officer of the corporation.  The note carries an interest rate of 10% per annum and matures on December 15, 2010.  Interest in the amount of $387and $101 was accrued on this note during the twelve months ended March 31, 2011 and 2010, respectively. This note was paid in full in July 2010, and the accrued interest was forgiven.

On July 1, 2010, the Company borrowed $3,000 from an officer of the corporation.  The note carries an interest rate of 10% per annum and matures on July 1, 2011.   Interest in the amount of $85 was recorded for the year ended March 31, 2011. This note was paid in full in August 2010 and the accrued interest was forgiven.

On July 2, 2010, the Company borrowed $5,000 from an officer of the corporation.  The note carries an interest rate of 10% per annum and matures on July 2, 2011.  Interest in the amount of $146 was recorded for the year ended March 31, 2011. This note was paid in full in August 2010 and the accrued interest was forgiven.

On July 12, 2010, the Company borrowed $5,000 from an officer of the corporation.  The note carries an interest rate of 10% per annum and matures on July 12, 2011.  Interest in the amount of $158 was recorded for the year ended March 31, 2011. This note was paid in full in August 2010 and the accrued interest was forgiven.

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

During the years ended March 31, 2011 and 2010, the Company incurred $40,000 in preferred stock dividends, respectively.  As of March 31, 2011, there is $48,200 in accrued preferred stock dividends.

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

Employment Agreements

KENT RODRIGUEZ

In 2009, Mr. Rodriguez employed pursuant to an employment agreement dated April 1, 2008 that expires on March 31, 2013, pursuant to which he was compensated at an annual rate of $120,000. The Company paid Mr. Rodriguez $47,600 and accrued $72,400 during the fiscal year ending March 31, 2011.  As of March 31, 2011 and 2010, the balances of accrued and unpaid salaries were $185,200 and $112,800, respectively.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

1. AUDIT FEES.

Our audit fees for the years ended March 31, 2011 and 2010 were as follows:

2011	2010
$52,500	$52,660

2. TAX FEES.

Our tax return fees for the years ended March 31, 2011 and 2010 were as follows:

2011	2010
$9,000	$0

3. ALL OTHER FEES.

2011	2010
$-	$-

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibit Number	Description
3.1	Restated Articles of Incorporation (Incorporated by reference to Exhibit 3.1 to Registration Statement on Form SB-2, Registration No. 33-74240C).*
3.2	Restated Bylaws (Incorporated by reference to Exhibit 3.2 to Registration Statement on Form SB-2, Registration No. 33-74240C). *
3.3	Articles of Incorporation for the State of Nevada. (Incorporated by reference to Exhibit 2.2 to Form 10-KSB filed February 2000) *
3.4	Articles of Merger for the Colorado Corporation and the Nevada Corporation (Incorporated by reference to Exhibit 3.4 to Form 10-KSB filed February 2000) *
3.5	Bylaws of the Nevada Corporation (Incorporated by reference to Exhibit 3.5 to Form 10-KSB filed February 2000) *
4.1	Specimen of Common Stock (Incorporated by reference to Exhibit to Registration Statement on Form SB-2, Registration No. 33-74240C). *
31.1	Certification
32.1	Certification
________________
* Incorporated by reference to a previously filed exhibit or report.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Avalon Oil & Gas, Inc.

Date: July 14, 2011	By:	/s/ Kent Rodriguez
Kent Rodriguez
Chief Executive Officer, President, Secretary and Principal Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Company in the capacities and on the dates indicated.

Date: July 14, 2011	By:	/s/ Kent Rodriguez
Kent Rodriguez
Chief Executive Officer, President, Secretary and Principal Financial Officer

Date: July 14, 2011	By:	/s/ Jill Allison
Jill Allison
Vice President, Director

Date: July 14, 2011	By:	/s/ Douglas Barton
Douglas Barton
Director

Date: July 14, 2011	By:	/s/ Rene Häusler
Rene Häusler
Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Avalon Oil & Gas, Inc.

We have audited the accompanying consolidated balance sheets of Avalon Oil & Gas, Inc. (“the Company”) and subsidiary as of March 31, 2011 and 2010 and the related statements of operations, changes in stockholders’ equity and cash flows for each of the years in the two-year period ended March 31, 2011. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of March 31, 2011 and 2010 and the results of its operations and its cash flows for each of the years in the two-year period ended March 31, 2011 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Bernstein & Pinchuk, LLP

New York, New York
July 14, 2011

AVALON OIL & GAS, INC.
CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31,
	2011	2010
Assets
Current assets

Cash and cash equivalents	$311,802	$46,522
Accounts receivable, net of allowance for doubtful accounts of $0 and $19,696	15,258	11,340
Notes receivable	7,857	-
Deposits and prepaid expenses	-	4,150
Receivable from joint interests, net of allowance for doubtful accounts of $178,922 and $168,502	6,070	-

Total current assets	340,987	62,012

Notes receivable	29,286	-
Property and equipment, net	7,882	17,689
Unproven oil and gas properties	1,867,183	1,866,095
Producing oil and gas properties, net	231,720	263,268
Intellectual property rights, net	223,574	266,158

	$2,700,632	$2,475,222

Liabilities and stockholders' equity
Current liabilities
Accounts payable and accrued liabilities	$580,506	$786,234
Accrued payroll – related parties	185,200	150,168
Dividends payable to related party	48,200	31,700
Accrued liabilities to joint interest	14,532	26,281
Notes payable- related party	-	17,000
Notes payable, net of discount	449,262	444,500

Total current liabilities	1,277,700	1,455,883

Notes payable, net of discount	296,550	-
Accrued asset retirement obligation (ARO) liability	79,454	73,659

	1,653,704	1,529,542

Commitments and contingencies

Stockholders' equity
Preferred stock, Series A, $0.10 par value, 1,000,000 shares
authorized; 100 shares issued and outstanding - stated at redemption value	500,000	500,000
Common stock, $0.001 par value; 1,000,000,000 shares authorized;
479,556,004 and 164,704,193 shares issued and outstanding	479,556	164,704
at March 31, 2011 and March 31, 2010, respectively
Additional paid-in capital - Common stock	28,413,734	27,379,920
Common stock subscribed	140,000	71,167
Accumulated deficit	(28,486,362)	(27,170,111)
Total stockholder's equity	1,046,928	945,680

	$2,700,632	$2,475,222

See notes to consolidated financial statements.

AVALON OIL & GAS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE YEARS ENDED MARCH 31,

	2011	2010

Oil and gas sales	$187,913	$262,660

Operating expenses:
Lease operating expense, severance taxes
and ARO accretion	150,308	121,181
Selling, general and administrative expenses	887,410	826,179
Stock-based compensation	244,133	98,600
Impairment of licenses	-	564,711
Depreciation, depletion, and amortization	100,869	321,188
Total operating expenses	1,382,720	1,931,892

Operating loss	(1,194,807)	(1,669,232)

Other (income) expense:
Interest expense, net	77,441	511,268
Loss on conversion of notes payable	2,694	-
Gain on sale of interest	(22,478)	-
Gain of cancellation of license agreement	-	(200,000)
Gain on settlement of debt	(19,925)	(17,032)
Loss on extinguishment of debt	83,712	309,696
Total other expense	121,444	603,932

Loss before taxes	(1,316,251)	(2,273,164)

Provision for taxes	-	-

Net loss	(1,316,251)	(2,273,164)

Dividends on preferred stock	(40,000)	(40,000)

Net loss attributable to common stock after preferred stock dividends	$(1,356,251)	$(2,313,164)

Net loss per share - basic and diluted	$(0.004)	$(0.02)

Weighted average shares outstanding - basic and diluted	360,071,421	121,067,393

See notes to consolidated financial statements.

AVALON OIL & GAS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED MARCH 31,

	2011	2010

Cash flows from operating activities:
Net loss	$(1,316,251)	$(2,273,164)
Adjustments to reconcile net loss to net
cash used in operating activities:
Loss on extinguishment of debt	83,712	309,696
Loss on conversion of notes payable	2,694	-
Gain on settlement of debt	(19,925)	(217,032))
Gain on sale of interest	(22,478)	-
Non-cash compensation & services paid by stock	579,281	98,600
Bad debt	25,627	188,198
Depreciation	9,807	10,501
Depletion	48,478	178,985
Depreciation of ARO liability	2,896	2,896
Impairment of intangible asset	-	564,711
Amortization of discount on notes payable to interest expense	28,313	461,518
Amortization of intangible assets	42,584	131,703
Net change in operating assets and liabilities:
Accounts receivable	(3,918)	9,791
Joint Interest receivable	(6,070)	(9,294)
Deposit and prepaid expenses	4,150	39,190
Accounts payable and other accrued expenses	(217,476)	303,973
Dividend payable to related party	16,500	31,700
Accrued payroll - related party	35,032	115,700
Asset retirement obligation	5,794	5,795
Net cash used in operating activities	(701,250)	(46,534)

Cash flows from investing activities:
Purchase of interests in Grace Wells	(44,927)	(350)
Principal payment received on note receivable	5,714	-
Issuance of notes receivable	(42,857)	-
Net cash used in investing activities	(82,070)	(350)

Cash flows from financing activities:
Proceeds from sale of common stock, net of costs	542,600	-
Proceeds from notes payable – related party	-	17,000
Proceeds from notes payable	563,000	50,000
Payments on note payable	(57,000)	-
Net cash provided by financing activities	1,048,600	67,000

Net increase in cash and cash equivalents	265,280	20,116

Cash and cash equivalents at beginning of year	46,522	26,406

Cash and cash equivalents at end of year	$311,802	$46,522

See notes to consolidated financial statements.

AVALON OIL & GAS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED MARCH 31, 2011 AND 2010
 (Continued)

	2011	2010
Supplemental disclosures of cash flow information:

Cash paid during the period for:
Interest	$-	$-

Non-cash transactions:
Common stock issued in exchange for consulting services	$190,050	$98,600

Common stock issued for directors fees	$89,250	$-

Common stock issued for conversion of note payable and accrued interest	$250,694	$555,000

Fees attributable to equity financing	$114,260	$-

Common stock issued as a discount on notes payable	$170,000	$-

Common stock issued for acquisition	$1,088	$200,000

See notes to consolidated financial statements.

AVALON OIL & GAS, INC.
STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
FOR THE TWO YEARS ENDED MARCH 31, 2011

	Preferred Stock, Series A		Common Stock		Stock	Paid-in	Accumulated		Stock Subscription
	Shares	Par Value	Shares	Par Value	Subscribed	Capital	Deficit		receivable	Total

Balance as of March 31, 2009	100	$500,000	98,278,193	$98,278	$3,175	$26,761,738	$(24,896,947)	$		$2,466,244
Common stock issued for property interest	-	-	1,176,000	1,176	(1,008)	27,048	-			27,216
Common stock issued for consulting services	-	-	5,250,000	5,250	-	54,350	-			59,600
Common stock issued for conversion of note payable and assumption of debt	-	-	60,000,000	60,000	30,000	495,000	-			585,000
Reduction of liability for well acquisition	-	-	-	-	-	26,784	-			26,784
Common stock to be issued for consulting services	-	-	-	-	39,000	-	-			39,000
Discount on note payable due to beneficial conversion feature	-	-	-	-	-	15,000	-			15,000
Net loss	-	-	-	-	-	-	(2,273,164)			(2,273,164)
Balance as of March 31, 2010	100	500,000	164,704,193	164,704	71,167	27,379,920	(27,170,111)		-	945,680
Common stock cancelled and issued in error	-	-	(23,602,121)	(23,602)	(87,439)	(6,402)	-			(117,443)
Common stock issued for consulting services	-	-	52,300,000	52,300	-	137,750	-			190,050
Common stock issued for conversion of note payable and assumption of debt	-	-	84,144,932	84,145	156,272	187,777	-		40,000	428,194
Discount on note payable due to beneficial conversion feature	-	-	-	-	-	170,000	-			170,000
Common stock to issued for cash	-	-	135,650,000	135,650	-	406,950	-			542,600
Common stock issued for director services	-	-	22,500,000	22,500	-	66,750	-			89,250
Common stock issued for financing fee	-	-	43,565,000	43,565	-	70,695			(40,000)	114,260
Common stock issued for purchase of unproven properties	-	-	294,000	294		294	-			588
Net loss	-	-	-	-	-	-	(1,316,251)			(1,316,251)
Balance as of March 31, 2011	100	$500,000	479,556,004	$479,556	$140,000	$28,413,734	$(28,486,362)		$-	$1,046,928

See notes to consolidated financial statements.

AVALON OIL & GAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2011 AND 2010

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

AVALON OIL & GAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2011 AND 2010

During the year ended March 31, 2010, the Company amended the  agreement with Bedford Energy, whereby the Company transferred a 2.25% carried interest in the Grace Wells #1, #2, #3, #5A and #6 in consideration for the cancellation of the note payable and accrued interest to Bedford in the amounts of $390,000 and $18,627, respectively.

During the year ended March 31, 2010, the Company reduced the amount recorded for the assumption of accounts payable pursuant to the Bedford Energy transaction in the amount of $26,785.

During the three months ended June 30, 2010, the Company sold working interests in wells located in Blackmon - Hall Unit, New Diana Field, Upshur County, Texas (the “New Diana Wells”), of which it had previously acquired a ten percent (10%) working interest in April, 2008, for a note receivable in the amount of $42,857.  These properties had a net book value at the time of the sale of $20,379. This resulted in a gain from the sale of the working interest in the wells in the amount of $22,478.

The Company reached an agreement to purchase a 13.50% working interest in the Grace #1, a 22.50% working interest in the Grace #2, a 14.50% working interest in the Grace #3 and an 11.50% working interest in the Grace # 5A, and a 21.50% working interest in the Grace #6, for $43,838, from 17 working interest owners during the three months ending September 30, 2010.  We closed this purchase in January 2011.

We also purchased a 5.75% working interest in the Grace #1, a 6.25% working interest in the Grace #2, an 8.5% working interest in the Grace #3, a 4.50% working interest in the Grace #5A and a 3.50% working interest in the Grace #6, during the year ended March 31, 2011 by issuing 294,000 shares of common stock to two (2) working interest owners.

Principles of consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Ultrasonic Mitigation Technologies, Inc.; Intelli-Well Technologies, Inc. and Leak Location Technologies, Inc. along with 75.6 % owned Oiltek, Inc. All significant inter-company items have been eliminated in consolidation.

Going Concern

The March 31, 2011, financial statements have been prepared assuming the Company will continue as a going concern. However, the Company has incurred a loss of $28,486,362 from inception through March 31, 2011, and has a working capital deficiency of $936,713 and shareholder’s equity of $1,046,928, respectively, at March 31, 2011. The Company currently has minimal revenue generating operations and expects to incur substantial operating expenses in order to expand its business. As a result, the Company expects to incur operating losses for the foreseeable future.  The accompanying consolidated financial statements do not include any adjustments that might become necessary should the Company be unable to continue as a going concern.

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
FOR THE YEARS ENDED MARCH 31, 2011 AND 2010

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

Fair Value of Financial Instruments

The Company's financial instruments are cash and cash equivalents, accounts receivable, accounts payable, notes payable, notes receivable and long-term debt. The recorded values of cash and cash equivalents, accounts receivable, and accounts payable approximate their fair values based on their short-term nature. The recorded values of notes payable, notes receivable and long-term debt approximate their fair values, as interest approximates market rates.

Accounts Receivable

Management periodically assesses the collectability of the Company's accounts receivable. Accounts determined to be uncollectible are charged to operations when that determination is made. The Company had an allowance for accounts receivable of $0 and $19,696 for the years ended March 31, 2011 and 2010, respectively.

Oil and Natural Gas Properties

The Company follows the full cost method of accounting for natural gas and oil properties prescribed by the Securities and Exchange Commission ("SEC").  Under the full cost method, all acquisition, exploration, and development costs are capitalized. The Company capitalizes all internal costs, including: salaries and related fringe benefits of employees directly engaged in the acquisition, exploration and development of natural gas and oil properties, as well as other identifiable general and administrative costs associated with such activities.  During the year ended March 31, 2011, $44,927 acquisition costs were capitalized.

AVALON OIL & GAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2011 AND 2010

Other Property and Equipment

Other property and equipment is reviewed on an annual basis for impairment and as of March 31, 2011, the Company had not identified any such impairment. Repairs and maintenance are charged to operations when incurred and improvements and renewals are capitalized.

Other property and equipment are stated at cost. Depreciation is calculated using the straight-line method for financial reporting purposes and accelerated methods for tax purposes.

Their estimated useful lives are as follows:

Office Equipment:  5-7 Years

Asset Retirement Obligations

In accordance with the provisions of Financial Accounting Standards Board “FASB” Accounting Standard Codification “ASC” 410-20-15, “Accounting for Asset Retirement Obligations”, the Company records the fair value of its liability for asset retirement obligations in the period in which it is incurred and a corresponding increase in the carrying amount of the related long live assets. Over time, the liability is accreted to its present value at the end of each reporting period, and the capitalized cost is depreciated over the useful life of the related assets. Upon settlement of the liability, the Company will either settle the obligation for its recorded amount or incur a gain or loss upon settlement. The Company's asset retirement obligations relate to the plugging and abandonment of its oil properties.

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

There was $0 and $564,744 impairment loss for the fiscal year ended March 31, 2011 and 2010, respectively.

Should the sum of the expected cash flows be less than the carrying amount of assets being evaluated, an impairment loss would be recognized. The impairment loss would be calculated as the amount by which the carrying amount of the assets, exceed fair value. Estimated amortization of intangible assets over the next five years is as follows:

March 31,
2012	$42,585
2013	42,585
2014	42,585
2015	42,585
2016	42,585
$212,925

AVALON OIL & GAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2011 AND 2010

Stock Based Compensation

Share awards granted to employees and independent directors are accounted for under ASC 718, "Share-Based Payment". ASC 718-10 eliminates accounting for share-based compensation transaction using the intrinsic value method and requires instead that such transactions be accounted for using a fair-value-based method. The Company has elected to adopt the provisions of ASC 718-10 effective January 1, 2006, under the modified prospective transition method, in which compensation cost was recognized beginning with the effective date (a) based on the requirements of ASC 718-10 for all share-based payments granted after the effective date and (b) based on the requirements of ASC 718-10 for all awards granted to employees prior to the effective date of ASC 718-10 that remain unvested on the effective date.

The Company records share-based compensation expense for awards granted to non-employees in exchange for services at fair value in accordance with the provisions of ASC 505-50, "Equity based" payment to non-employees. For the awards granted to non-employees, the Company will record compensation expenses equal to the fair value of the share options at the measurement date, which is determined to be the earlier of the performance commitment date or the service completion date.

Warrants

The value of warrants issued is recorded at their fair values as determined by use of a Black Scholes Model at such time or over such periods as the warrants vest.

Loss per Common Share

ASC 260-10-45, “Earnings Per Share”, requires presentation of "basic" and "diluted" earnings per share on the face of the statements of operations for all entities with complex capital structures. Basic earnings per share are computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted during the period. Dilutive securities having an anti-dilutive effect on diluted earnings per share are excluded from the calculation.

Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial   statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets, including tax loss and credit carry forwards, and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred income tax expense represents the change during the period in the deferred tax assets and deferred tax liabilities. The components of the deferred tax assets and liabilities are individually classified as current and non-current based on their characteristics. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

ASC 740-10-25, “Accounting for Uncertainty in Income Taxes”, is intended to clarify the accounting for uncertainty in income taxes recognized in a company's financial statements and prescribes the recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC 740-10-25 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

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
FOR THE YEARS ENDED MARCH 31, 2011 AND 2010

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

Impairment of long-lived assets is recognized when events or changes in circumstances indicate that the carrying amount of the asset or related group of assets may not be recoverable.  If the expected future undiscounted cash flows are less than the carrying amount of the asset, an impairment loss is recognized at that time.  Measurement of impairment may be based upon appraisal, market value of similar assets or discounted cash flows. There was no impairment for the fiscal year ended March 31, 2011 and 2010.

AVALON OIL & GAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2011 AND 2010

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

NOTE 2:   RECEIVABLE FROM JOINT INTERESTS

The Company is the operator of certain wells acquired in the Expanded Bedford Agreement (see note 4).  Pursuant to a joint interest operating agreement (the “Joint Interest Agreement”), the Company charges the other owners of the Grace Wells for their pro-rata share of operating and workover expenses.  These receivables are carried on the Company’s balance sheet as Receivable from Joint Interests. At March 31, 2011 and 2010, the amount of these receivables is $184,992 and $0, respectively.  During the year ended March 31, 2011, the Company deemed the collectability of the receivable from joint interests in the amount of $178,922 unlikely.  As a result, the Company charged $25,627 to operations during the year ended March 31, 2011 as bad debt expense.

NOTE 3: PROPERTY AND EQUIPMENT

A summary of property and equipment at March 31, 2011 and 2010 is as follows:

	March 31, 2011	March 31, 2010
Office Equipment	$41,778	$41,778
Leasehold improvements	7,989	7,989
	49,767	49,767
Less: Accumulated depreciation	(41,885)	(32,078)
Total	$7,882	$17,689

Depreciation expense for the years ended March 31, 2011 and 2010 was $9,807 and $10,501, respectively.

AVALON OIL & GAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2011 AND 2010

NOTE 3: INTELLECTUAL PROPERTY RIGHTS

A summary of the intellectual property rights at March 31, 2011 and 2010, are as follows:

	March 31, 2011	March 31, 2010
Ultrasonic Mitigation Technology	$425,850	$425,850
Intelli-Well Technologies	-	391,500
Leak Location Technology	-	980,303
BIO-CAT Well and pipeline	-	30,000
	425,850	1,827,653
Less: accumulated amortization	(202,276)	(1,561,495)
Total	$223,574	$266,158

Amortization expense for the year ended March 31, 2011 and 2010 was $42,584 and $131,703, respectively.  During the year ended March 31, 2010, the Company determined that the Leak Location Technology license and the BIO-CAT Technology license value was impaired, which resulted in the impairment expense of $564,744 for the year ended March 31, 2010.

NOTE 4: OIL AND GAS PROPERTY ACTIVITY

The Company acquired a ten percent (10%) working interest in the Blackmon – Hall Unit, New Diana Field, Upshur County, Texas in April, 2008.   The work-over on the Annie Blackmon well and the R. L. Hall were completed in June, 2008 and put into production August, 2008.  The company sold this working interest in June 2010.

AVALON OIL & GAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2011 AND 2010

During the year ended March 31, 2010, pursuant to the terms of the Grace Well Buyout Offer, an additional  6 investors selected option 2, the Company buyout, and 2 additional investor selected option 1, continued participation.

The table below shows the Company’s working interests in the Grace Wells as of March 31, 2011 and 2010:

Well	March 31, 2010 Working Interest	Additional Acquisition	March 31, 2011 Working Interest
Grace #1	46%	19.25%	65.25%
Grace #2	27%	28.75%	55.75%
Grace #3	41%	23%	64%
Grace #5A	36%	16%	52%
Grace #6	33%	25%	58%

The Company has reached an agreement to purchase a 13.50% working interest in the Grace #1, a 22.50% working interest in the Grace #2, a 14.50% working interest in the Grace #3 and an 11.50% working interest in the Grace
#5A, and a 21.50% working interest in the Grace #6, for $43,837.5, from 17 working interest owners. We closed this purchase in January 2011.

We also purchased a 5.75% working interest in the Grace #1, a 6.25% working interest in the Grace #2, an 8.5% working interest in the Grace #3, a 4.50% working interest in the Grace #5A and a 3.50% working interest in the Grace #6, during the year ended March 31, 2011 by issuing 294,000 shares of common stock to two (2) working interest owners.

Producing oil and gas properties consist of the following:

	March 31, 2011	March 31, 2010
Lincoln County, Oklahoma	$67,565	$67,565
Other properties, net	1,049,514	1,038,233
Asset retirement obligation	49,260	48,298
Property impairments	(481,072)	(481,072)
Less: Depletion	(453,547)	(409,756)
Net	$231,720	$263,268

AVALON OIL & GAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2011 AND 2010

NOTE 5: ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consisted of the following:

	March 31, 2011	March 31, 2010
Accounts payable	$483,533	$733,233
Accrued interest	96,973	53,001
Total	$580,506	$786,234

NOTE 6: NOTES PAYABLE

March 31, 2011	March 31, 2010
On May 8, 2006, the Company entered into a convertible note payable agreement with a shareholder in the amount of $100,000.  The note carries an interest rate of 10% per annum and matures of November 8, 2006.  The note holder has the right to convert the note and accrued interest at a rate of $0.01 per share.  The value of this conversion feature was treated as a loan discount for the full $100,000 of the loan and was amortized to interest expense over the life of the loan.   On May 8, 2007 the note was extended for one year.  The conversion feature of the note was valued at $25,852 and was treated as a prepaid loan costs.  The prepaid loan costs have been amortized over the life of the new note. On October 19, 2007, the note holder converted $30,000 of principal plus accrued interest of $16,152 for 1,350,000 shares of common stock. On November 30, 2007, the note holder converted $10,000 of principal for 950,000 shares of common stock. On January 31, 2008, the note holder converted $10,000 of principal and accrued interest of $600 for 1,250,000 shares of common stock. On February 29, 2008, the note holder converted $8,000 of principal for 1,250,000 shares of common stock. On March 31, 2008, the note holder converted $5,000 of principal for 1,250,000 shares of common stock. On March 31, 2008, the note holder converted $5,000 of principal for 1,250,000 shares of common stock. On June 6, 2008, the note holder converted $7,000 of principal and $1,372 of accrued interest for 1,550,000 shares of common stock. On June 23, 2008, the note holder converted $10,000 of principal and $395 of accrued interest for 1,500,000 shares of common stock. On October 15, 2008, the note holder converted $5,000 of principal and $10,000 of interest for 3,300,000 shares of common stock. On December 3, 2008, the note holder converted $3,000 of principal and $201 of interest for 2,000,000 shares of common stock. On February 24, 2009, the note holder converted $2,000 of principal and $167 of accrued interest into 4,000,000 shares of common stock During the three months ended September 30, 2009, the Company issued 33,000,000 shares for the conversion of $2,000 of principal and $367 of accrued interest on this note, and for other consideration.  During the three months ended December 31, 2009, the Company issued 30,000,000 shares of common stock for the conversion of $1,000 principal and $361 of accrued interest on this note and for other considerations. Interest in the amount of $530and $1,076 was accrued on this note during the year ended March 31, 2011 and 2010, respectively.  As of December 31, 2009, the 6,000,000 shares for the conversion on February 24, 2009 have not been issued, these shares are shown as common stock subscribed on the Company’s balance sheet as of December 31, 2009.
$5,000	$7,000

AVALON OIL & GAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2011 AND 2010

On November 11, 2008, the Company issued a convertible promissory note to an investor in the amount of $50,000.  The note carries an interest rate of 10% per annum and a maturity date of  October 1, 2009.  The note holder has the right to convert the note and accrued interest into shares of the Company’s common stock at a rate of $0.10 per share.  In addition to the note, the investor received three-year warrants to purchase 500,000 shares of the Company’s common stock at a price of $0.10 per share.  The Company valued these warrants using the Black-Sholes valuation model, and charged the fair value of the warrants in the amount of $11,310 as a discount on notes payable.  The discount is being amortized to interest expense over the life of the note via the effective interest method. Interest in the amount of $3,044 and $4,715 was accrued on this note during the year ended March 31, 2011 and 2010, respectively.  During the year ended March 31, 2011 and 2010 the Company amortized $0 and $10,819 of the discount on the note payable to interest expense, respectively. During the three months ended December 31, 2009, the Company issued 30,000,000 shares in consideration for the assumption by a third party of $10,000 this note and interest of $1,068, and for other consideration. This note has been extended until April 1, 2012.
30,000	40,000

On December 22, 2008, the Company issued a promissory note to an investor in the amount of $150,000.  This note carries an interest rate of 10% per annum and matures of December 15, 2009.  In addition to the note payable, the Company issued 7,500,000 shares of common stock to the note holder.  The shares are considered a discount to the note payable. At the time of the issuance of the shares to the note holder, the market price of the shares exceeded the fair value of the note payable; as a result the value of the discount was capped at the face value of the note, $150,000.  The discount will be amortized to interest expense over the life of the note, 1 year, via the effective interest method.  Interest in the amount of $15,000 and $15,000 was accrued on this note during the year ended March 31, 2011 and 2010, respectively.  During the year ended March 31, 2011 and 2010 the Company amortized $0 and $146,745 of the discount on the note payable to interest expense, respectively. This note has been extended until April 1, 2012

150,000	150,000

On December 31, 2008, the Company received a cash advance from an investor in the amount of $100,000.  On January 1, 2009, the Company received an additional $50,000 and the Company entered into a note payable agreement in the amount of $150,000.  The note bears interest at a rate of 10% per annum and matures on December 15, 2009.  In additional to the note payable, the Company issued 7,500,000 shares of common stock to the note holder.  The shares are considered a discount to the note payable.  At the time of issuance of the shares to the note holders, the market price of the shares exceeded the fair value of the note payable; as a result the value of the discount was capped at the face value of the note, $150,000.  The discount will be amortized over the life of the note via the effective interest method. Interest in the amount of $15,000 and $15,000 was accrued on this note during the year ended March 31, 2011 and 2010, respectively.  During the year ended March 31, 2011 and 2010 the Company amortized $0 and $148,029 of the discount on the note payable to interest expense, respectively. This note has been extended until Apri1 1, 2012.

150,000	150,000

AVALON OIL & GAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2011 AND 2010

On January 27, 2009, the Company issued a promissory note to an investor in the amount of $50,000.  The note carries an interest rate of 10% per annum and matures on December 15, 2009.  In addition to the note payable, the Company issued 1,000,000 shares of common stock to the note holder.  The shares are considered a discount to the note payable.  The shares are value using the closing market price on the date the note was signed and have a value of $25,000.  The discount will be amortized over the life of the note via the effective interest method.  Interest in the amount of $5,000 and $5,000 was accrued on this note during the year ended March 31, 2011 and 2010, respectively.  During the year ended March 31, 2011 and 2010 the Company amortized$0 and $24,672 of the discount on the note payable to interest expense, respectively. This note has been extended until Apri1 1, 2012

50,000	50,000

On March 24, 2010, the Company issued a convertible note payable in the amount of $50,000. The note carries an interest rate of 8% per annum and matures on December 26, 2010. The note holder has the right to convert the note and accrued interest at a rate of $0.005 per share. The beneficial conversion feature created a discount on the note in the amount of $15,000 and is being amortized using the effective interest method over the term of the note. Interest in the amount of $2,738 and $77 was recorded for the year ended March 31, 2011 and 2010, respectively.	15,000	50,000

On November 28, 2006, Oiltek, of which the Company has a majority interest in, issued a convertible note payable in the amount of $2,500.  This note bears interest at a rate of 8% per annum and matures on October 1, 2007.  The principal amount of the note and accrued interest are convertible into shares of the Company’s common stock at a price of $0.01 per share.  A beneficial conversion feature in the amount of $2,500 was recoded as a discount to the note and was amortized to interest expense during the period ended December 31, 2006.   Interest in the amount of $200 and $200 was accrued on this note during the twelve months ended March 31, 2011 and 2010, respectively. In December 2008, this note extended its maturity date until December 31, 2011.
	2,500	2,500

On November 28, 2006, Oiltek, of which the Company has a majority interest in, issued a convertible note payable in the amount of $5,000.  This note bears interest at a rate of 8% per annum and matured on October 1, 2007.  The principal amount of the note and accrued interest are convertible into shares of the Company’s common stock at a price of $0.01 per share.  A beneficial conversion feature in the amount of $5,000 was recoded as a discount to the note and was amortized to interest expense during the period ended December 31, 2006.   Interest in the amount of $400 and $400 was accrued on this note during the twelve months ended March 31, 2011 and 2010, respectively. In December 2008, this note extended its maturity date until December 31, 2011.
	5,000	5,000

On December 10, 2006, Oiltek, of which the Company has a majority interest in, issued a convertible note payable in the amount of $5,000.  This note bears interest at a rate of 8% per annum and matured on October 1, 2007.  The principal amount of the note and accrued interest are convertible into shares of the Company’s common stock at a price of $0.01 per share.  A beneficial conversion feature in the amount of $5,000 was recoded as a discount to the note and was amortized to interest expense during the period ended December 31, 2006. Interest in the amount of $200 and $400 was accrued on this note during the twelve months ended March 31, 2011 and 2010, respectively. .  In December 2008, this note extended its maturity date until December 31, 2010. This note has been paid in full and the accrued interest was forgiven.
	-	5,000

On December 9, 2010, the Company issued a convertible note payable in the amount of $25,000. This note bears interest at a rate of 8% per annum and matures on September 6, 2011. Interest in the amount of $986 and $0 was recorded for the year ended March 31, 2011 and 2010, respectively.	25,000	-

AVALON OIL & GAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2011 AND 2010

On January 1, 2011 the Company issued a convertible note payable in the amount of $250,000.  This note bears interest at a rate of 8% per annum and will be matured on January 15, 2014.   The principal amount of the note and accrued interest are convertible into shares of the Company’s common stock at a price of $0.01 per share.  A beneficial conversion feature in the amount of $95,000 was recorded as a discount to the note and is being amortized to interest expense during the period ended December 31, 2011.  Interest in the amount of $4,329 and $0 was accrued on this note during the twelve months ended March 31, 2011 and 2010, respectively.

	250,000	-

On January 1, 2011 the Company issued a convertible note payable in the amount of $200,000.  This note bears interest at a rate of 8% per annum and will be matured on January 16,, 2014.   The principal amount of the note and accrued interest are convertible into shares of the Company’s common stock at a price of $0.01 per share.  A beneficial conversion feature in the amount of $60,000 was recorded as a discount to the note and is being amortized to interest expense during the period ended December 31, 2011.  Interest in the amount of $3,463 and $0 was accrued on this note during the twelve months ended March 31, 2011 and 2010, respectively.

	200,000	-

On February 8, 2011, the Company issued a convertible note payable in the amount of $50,000.  This note bears interest at a rate of 8% per annum and matured on November 8, 2011.  The principal amount of the note and accrued interest are convertible into shares of the Company’s common stock at a price of $0.01 per share.  A beneficial conversion feature in the amount of $21,000 was recorded as a discount to the note and was amortized to interest expense during the period ended November 30, 2011.  Interest in the amount of $570 and $0 was accrued on this note during the twelve months ended March 31, 2011 and 2010, respectively.
	50,000	-

Total outstanding	$932,500	$459,500

	Note	Unamortized	Net of
March 31, 2011:	Amount	Discounts	Discount
Notes payable – long-term portion	$450,000	$(153,450)	$296,550
Notes payable – current portion	482,500	(33,238)	449,262
Total	$932,500	$(186,688)	$745,812

	Note	Unamortized	Net of
March 31, 2010:	Amount	Discounts	Discount
Notes payable – long-term portion	$-	$-	$-
Notes payable – current portion	459,500	(15,000)	444,500
Total	$459,500	$(15,000)	$444,500

	Twelve months ended March 31,
	2011	2010
Discount on Notes Payable amortized to interest expense	$28,313	$461,517

AVALON OIL & GAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2011 AND 2010

NOTE 7: RELATED PARTY TRANSACTIONS

Promissory Notes

On July 15, 2009, the Company borrowed $6,000 from an officer of the corporation. The note carried an interest rate of 10% per annum.   Interest in the amount of $464 and $426 was accrued on this note during the twelve months ended March 31, 2011 and 2010, respectively. This note was paid in full in January 2011, and the accrued interest was forgiven.

On January 22, 2010, the Company borrowed $2,000 from an officer of the corporation.  The note carries an interest rate of 10% per annum and matures on January 22, 2011.  Interest in the amount of $85 and $37 was accrued on this note during the twelve months ended March 31, 2011 and 2010, respectively. This note was paid in full in July 2010, and the accrued interest was forgiven.

On February 18, 2010, the Company borrowed $9,000 from an officer of the corporation.  The note carries an interest rate of 10% per annum and matures on December 15, 2010.  Interest in the amount of $387and $101 was accrued on this note during the twelve months ended March 31, 2011 and 2010, respectively. This note was paid in full in July 2010, and the accrued interest was forgiven.

On July 1, 2010, the Company borrowed $3,000 from an officer of the corporation.  The note carries an interest rate of 10% per annum and matures on July 1, 2011.   Interest in the amount of $85 was recorded for the year ended March 31, 2011. This note was paid in full in August 2010 and the accrued interest was forgiven.

On July 2, 2010, the Company borrowed $5,000 from an officer of the corporation.  The note carries an interest rate of 10% per annum and matures on July 2, 2011.  Interest in the amount of $146 was recorded for the year ended March 31, 2011. This note was paid in full in August 2010 and the accrued interest was forgiven.

On July 12, 2010, the Company borrowed $5,000 from an officer of the corporation.  The note carries an interest rate of 10% per annum and matures on July 12, 2011.  Interest in the amount of $158 was recorded for the year ended March 31, 2011. This note was paid in full in August 2010 and the accrued interest was forgiven.

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

During the years ended March 31, 2011 and 2010, the Company incurred $40,000 in preferred stock dividends, respectively.

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

AVALON OIL & GAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2011 AND 2010

Employment Agreements

KENT RODRIGUEZ

In 2009, Mr. Rodriguez, our President, was under an employment agreement dated April 1, 2008 that expires on March 31, 2013, pursuant to which he was compensated at an annual rate of $120,000. During the year ended March 31, 2011, the Company charged to operations the amount of $120,000 in annual salary for Mr. Rodriguez, of which $47,600 and $26,300 was paid to him during the years ended March 31, 2010 and 2010, respectively.  As of March 31, 2011 and 2010, the balances of accrued and unpaid salaries were $185,200 and $112,800, respectively.

 JILL ALLISON

In 2009, Ms. Allison, our Secretary, was under an employment agreement dated April 1, 2008 that expires on March 31, 2011, pursuant to which she was compensated at a rate of $5,000 per month, for an annual rate of $60,000. During the year ended March 31, 2010, the Company increased the compensation rate for Ms. Allison, from $5,000 per month to $6,000 per month, for an annual rate of $72,000. During the year ended March 31, 2011, the Company charged to operations the amount of $72,000 in annual salary for Ms. Allison, of which $72,000 was paid to her during the year.  The Company entered into a Consulting Agreement with Ms. Allison and the $27,168 that was  accrued in the year ending March 31, 2010 was forgiven.

NOTE 8: INCOME TAXES

Deferred income taxes result from the temporary difference arising from the use of accelerated depreciation methods for income tax purposes and the straight-line method for financial statement purposes, and an accumulation of New Operating Loss carryforwards for income tax purposes with a valuation allowance against the carryforwards for book purposes.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Included in deferred tax assets are Federal and State net operating loss carryforwards of approximately $7,500,000, which will expire beginning in 2028.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon our cumulative losses through March 31, 2011, we have provided a valuation allowance reducing the net realizable benefits of these deductible differences to $0 at March 31, 2011.  The amount of the deferred tax asset considered realizable could change in the near term if projected future taxable income is realized.  Due to significant changes in the Company's ownership, the Company's future use of its existing net operating losses may be limited.

AVALON OIL & GAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2011 AND 2010

A reconciliation between the actual income tax expense and income taxes computed by applying the statutory Federal and state income tax rates to income from continuing operations before income taxes is as follows:

	Twelve Months Ended March 31, 2011	Twelve Months Ended March 31, 2010
Computed “expected” income tax expense at approximately 34%	$(455,000)	$(738,000)
Change in valuation allowance	455,000	738,000
	$-	$-

The valuation allowance is primarily composed of the net operating loss of the Company.

NOTE 9: SHAREHOLDERS' EQUITY

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock, par value $0.10 per share.  As of March 31, 2011, the Company has 100 shares of preferred stock issued and outstanding.

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

During the years ended March 31, 2011 and 2010, the Company incurred $40,000 in preferred stock dividends, respectively.  As of March 31, 2011 and 2010, dividends in the amount of $48,200 and $31,700, respectively,  had not been paid, and are carried on the Company’s balance sheet as Dividends Payable to Related Party.

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

AVALON OIL & GAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2011 AND 2010

Common Stock

The Company has authorized 1,000,000,000 shares of common stock with a par value of $0.001 per share.  As of March 31, 2011 and 2010, the Company has 479,556,004 and 164,704,193 shares of common stock issued and outstanding, respectively.

Common stock issuances during the year ended March 31, 2011:

The Company issued 52,300,000 shares of common stock to consultants for services provided, pursuant to consulting agreements.  The value of these shares in the amount of $190,050 was charged to operations.

The Company issued 84,144,932 shares of common stock for the conversion of a note payable and assumption of debt.  The value of these shares in the amount of $428,194 has been credited to the note payable.

The Company recorded a beneficial conversion feature on a note payable in the amount of $170,000 that was credited to Additional Paid-in Capital.

The Company issued 135,650,000 shares of common stock for cash in the amount of $542,600

The Company issued 22,500,000 shares of common stock to directors of the Company for director’s fees.  The value of these shares in the amount of $89,250 was charged to operations.

The Company issued 43,565,000 shares of common stock for financing fees. The value of these shares in the amount of $114,260 was charged to operations.

The Company cancelled 23,602,121 shares of common stock which had previously been issued in previous fiscal years, and credited  the par value of $23,602 to par value, $87,439 went to common stock subscribed, and $6,398 went to additional paid in capital, during the year ended March 31, 2011..

The Company issued 294,000 shares of common stock to interest holders in the Grace Wells pursuant to the buyout agreement.  The value of these shares in the amount of $1,088 was charged to Oil and Gas properties account.

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
FOR THE YEARS ENDED MARCH 31, 2011 AND 2010

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

As of March 31, 2010, 30,000,000 of these shares have been issued, and 30,000,000 shares remaining to be issued and are presented in the Company’s balance sheet as common stock subscribed.

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

AVALON OIL & GAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2011 AND 2010

The Company issued 3,000,000 shares of common stock to consultants for services provided, pursuant to consulting agreements.  The value of these shares in the amount of $31,100 was charged to operations during the year ended March 31, 2010.

During the year ended March 31, 2010, the Company recorded a beneficial conversion feature on a note payable in the amount of $15,000 that was credited to Additional Paid-in Capital.

Options

There are no stock options outstanding.

Warrants

The following table summarizes the warrants outstanding and the related prices for the shares of the Company’s common stock issued to non-employees of the Company at March 31, 2011:

Warrants Outstanding			Warrants Exercisable
		Weighted Average			Weighted Average
Exercise	Number	Remaining Contractual	Weighted Average	Number	Remaining Contractual
Prices	Outstanding	Life (years)	Exercise Price	Exercisable	Life (years)
$0.10	500,000	0.62	$0.10	500,000	0.62
0.20	125,000	1.69	0.20	125,000	1.69
0.60	150,000	1.96	0.60	150,000	1.96
	775,000	1.05		775,000	1.05

Transactions involving warrants are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at March 31, 2010	775,000	$0.21
Granted	-	-
Exercised	-	-
Cancelled or expired	-	-
Outstanding at March 31, 2011	775,000	$0.21

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

AVALON OIL & GAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2011 AND 2010

On March 27, 2007 LLTI entered into non-exclusive license in the United States for a leak detection and location technology developed by the Rensselaer Polytechnic Institute ("Rensselaer") through its researcher Michael Savic. The agreement calls for a milestone license fee of $10,000 sixteen months following the effective date of the agreement or the first production introduction, which ever is sooner. A royalty fee of four and one-half percent (4.5%) of gross sales of licensed products is also required with the annual minimum royalty payments. As of March 31, 2010, the Company has accrued the $10,000 milestone license fee.  During the year ended March 31, 2010, the Company determined that the Leak Location Technology license value was impaired, which resulted in the impairment expense of $534,711.  As of March 31, 2010, the Company has valued this technology at $0.   (See note 3.)

On February 11, 2008 the Company entered into a technology license of a patented process for enzyme based technology for the improvement and increase of the extraction of hydrocarbons from underground. The original terms of the agreement called for a payment of $75,000, however the agreement was modified for a payment of $10,000 in cash and 200,000 shares of common stock which were valued at $20,000. Terms of the agreement call for an annual renewal fee of $100,000 on the anniversary date of the agreement. The license calls for royalties of six percent of the net sales of licensed products or services. All royalties earned during the first 365 days of the agreement shall be forgiven until such amount equals $100,000.  As of March 31, 2010, the Company has accrued the annual license renewal fee of $100,000. During the year ended March 31, 2010, the Company determined that the BIO-CAT Technology license value was impaired, which resulted in the impairment expense of $30,000.  As of March 31, 2010, the Company has valued this technology at $0.   (See note 3.)  During the year ended March 31, 2010, the Company terminated its license agreement with BIO-CAT technologies.  Pursuant to the terms of the termination agreement, the Company license fees in the amount of $200,000 were forgiven.  As a result the Company recorded a gain on the cancellation of a license agreement in the amount of $200,000, during the year ended March 31, 2010.

NOTE 11: REVENUE RECOGNITION

During the year ended March 31, 2009, the Company entered into a contractual dispute with a well operator (the “Operator”) which currently operates three of the Company’s producing leaseholds.  As a result of this dispute, beginning in July 2008 the Company stopped payment to the Operator on the lease operating expenses associated with these producing leaseholds.  The Operator has withheld payment of revenue from these wells from the Company, and has applied this revenue against the lease operating expenses.  As of September 30, 2009, the Company is current on all of the lease operating expenses. We have accrued all of the operating expenses as of September 30, 2009, but we believe that the operator of these wells has significantly overcharged us for the operating costs of these three leaseholds.  We initiated an audit of the operator to determine the extent of these excess charges.

During the year ended March 31, 2010, a settlement agreement was entered into between the Company and the Operator.  As a result of this agreement, the Company has received the revenues which were due from these wells, which was applied to the adjust lease operating expenses.

NOTE 12: EARNINGS PER SHARE

ASC 260-10-45 requires a reconciliation of the numerator and denominator of the basic and diluted earnings per share (EPS) computations. As the Company is in a loss position during the year ended March 31, 2011 and 2010, there is no dilutive effect included.

AVALON OIL & GAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2011 AND 2010

NOTE 13: COMMITMENTS AND CONTINGENCIES

Commitments and contingencies through the date of these financial statements were issued have been considered by the Company and none were noted which were required to be disclosed.

NOTE 14: ASC 932-235-55 (formerly referred to as SFAS 69) SUPPLEMENTAL DISCLOSURES (Unaudited)

Net Capitalized Costs

The Company's aggregate capitalized costs related to natural gas and oil producing activities are summarized as follows:

	March 31, 2011	March 31, 2010

Natural gas and oil properties and related equipment:
Proven	$1,122,501	$1,157,953
Unproven	1,867,183	1,866,095
Accumulated depreciation, depletion, and impairment	(934,619)	(894,685)
Net capitalized costs	$2,055,065	$2,129,363

Costs Incurred

Costs incurred in natural gas and oil property acquisition, exploration and development activities that have been capitalized are summarized as follows:

	March 31, 2011	March 31, 2010

Acquisition of properties	$44,927	$27,566
Development costs	-	2,869
Total costs incurred	$44,927	$30,435

AVALON OIL & GAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2011 AND 2010

Results of Operations for Natural Gas and Oil Producing Activities

The Company's results of operations from natural gas and oil producing activities are presented below for the fiscal years ended March 31, 2011 and 2010. The following table includes revenues and expenses associated directly with the Company's natural gas and oil producing activities. It does not include any interest costs and general and administrative costs and, therefore, is not necessarily indicative of the contribution to consolidated net operating results of the Company's natural gas and oil operations.

	March 31, 2011	March 31, 2010

Production revenues	$187,913	$262,660
Production costs	(150,308)	(121,181)
Impairment of property	-	-
Depletion expense	(100,869)	(178,985)
	$(63,264)	$(37,506)
Imputed income tax provision (1)	-	-
Results of operation for natural gas / oil producing activity	$(63,264)	$(37,506)

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

AVALON OIL & GAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2011 AND 2010

Oil - bbls
Proved reserves:

Balance as of March 31, 2006	-

Purchase of reserves-in-place	29,815
Extensions and discoveries	-
Production	(1,043)
Balance as of March 31, 2007	28,772

Purchase of reserves-in-place	11,560
Extensions and discoveries	4,216
Change in estimates	(11,911)
Production	(3,504)
Balance as of March 31, 2008	29,133

Purchase of reserves-in-place	22,282
Extensions and discoveries	-
Change in estimates	-
Production	(5,768)
Balance as of March 31, 2009	45,647

Purchase of reserves-in-place	-
Extensions and discoveries	-
Change in estimates	-
Production	(22,514)
Balance as of March 31, 2010	23,133
Purchase of reserves-in-place	4,823
Extensions and discoveries	-
Change in estimates	-
Production	(5,291)
Balance as of March 31, 2011	22,665
Proved Developed reserves:
Balance, March 31, 2010	23,133
Balance, March 31, 2011	22,665

AVALON OIL & GAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2011 AND 2010

Standardized Measure of Discounted Future Net Cash Flows

The following schedule presents the standardized measure of estimated discounted future net cash flows from the Company's proved reserves for the fiscal years ended March 31, 2011 and 2010. Estimated future cash flows are based on independent reserve data. Because the standardized measure of future net cash flows was prepared using the prevailing economic conditions existing at March 31, 2011 and 2010, it should be emphasized that such conditions continually change. Accordingly, such information should not serve as a basis in making any judgment on the potential value of the Company's recoverable reserves or in estimating future results of operations.

	March 31, 2011	March 31, 2010
Future production revenue	$946,493	$992,043
Future production costs	(554,316)	(492,197)
Future development costs	-	-
Future cash flows before income taxes	392,177	499,846
Future income tax	-	-
Future net cash flows	392,177	499,846
Effect of discounting future annual cash flows at 10%	(119,599)	(177,374)
Standard measure of discounted net cash flows	$272,578	$322,472

(1)  The weighted average oil wellhead price used in computing the Company's reserves were $78.78 per bbl and $68.24 per bbl at March 31, 2011 and 2010, respectively. The weighted average gas wellhead price used in computing the Company's reserves were $3.97 and $3.32/mmbtu at March 31, 2011 and 2010, respectively.

The following schedule contains a comparison of the standardized measure of discounted future net cash flows to the net carrying value of proved natural gas and oil properties at March 31, 2011 and 2010:

	March 31, 2011	March 31, 2010
Standardized measure of discount future net cash flows	$272,578	$322,472
Proved natural oil and gas property, net of accumulated
depreciation, depletion, and amortization, including
impairment	231,720	263,268

Standardized measure of discount future net cash flows in
excess of net carrying value of proved natural oil and
gas properties	$40,858	$59,204

AVALON OIL & GAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2011 AND 2010

NOTE 15:  SUBSEQUENT EVENTS

The Company has evaluated events subsequent to March 31, 2011 to assess the need for potential recognition or disclosure in the report.  Such events were evaluated through the date of the these financial statements were issued and has determined that there are no such events that are material to the financial statements, or all such material events have been fully disclosed.