Form 10-Q
period 2011-06-30
Avalon Oil & Gas, Inc.
filed 2011-08-15
CIK 918573

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
[Missing Graphic Reference]

FORM 10-Q

[Missing Graphic Reference]

☑  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011

Or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

(1) Has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports):   Yes ☑       No ☐

(2) Has been subject to such filing requirements for the past 90 days.   Yes ☑      No  ☐

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐      No  ☑

535,153,063  shares of the registrant's Common Stock, $0.001 per share, were outstanding as of August 1, 2011.

ITEM 1. FINANCIAL STATEMENTS

Avalon Oil & Gas, Inc.
Consolidated Balance Sheets

	June 30, 2011	March 31, 2011
	(Unaudited)
Assets

Current Assets:
Cash and cash equivalents	$141,116	$311,802
Accounts receivable	30,179	15,258
Notes receivable	7,858	7,857
Deposits and prepaid expenses	160,000	-
Receivables from joint interests, net of allowance
for doubtful accounts of $135,727 and $178,922	20,000	6,070

Total current assets	359,153	340,987

Notes receivable	27,857	29,286
Property and equipment, net	5,900	7,882
Unproven oil & gas properties	1,867,183	1,867,183
Producing oil & gas properties, net	219,454	231,720
Intellectual property rights, net	212,925	223,574

Total Assets	$2,692,472	$2,700,632

The accompanying notes are an integral part of these financial statements.

Avalon Oil & Gas, Inc.
Consolidated Balance Sheets (Continued)

	June 30, 2011	March 31, 2011
	(Unaudited)
Liabilities and Stockholders' Equity

Current Liabilities:
Accounts payable and accrued liabilities	534,881	580,506
Accrued payroll - related party	190,600	185,200
Dividends payable - related party	50,700	48,200
Accrued liabilities to joint interest	13,113	14,532
Notes payable - related party	40,000	-
Notes payable, net of discount	439,637	449,262
Total current liabilities	1,268,931	1,277,700

Notes payable, net of discount	302,218	296,550
Accrued asset retirement obligation (ARO) liability	80,902	79,454

Total Liabilities	1,652,051	1,653,704

Commitments and contingencies

Stockholders' Equity

Preferred stock, Series A, $.10 par value, 1,000,000
shares authorized; 100 shares issued and outstanding
stated at redemption value	500,000	500,000
Common stock, $.001 par value: 1,000,000,000 shares
authorized 531,403,603 and 479,556,004 shares issued and
outstanding at June 30, 2011 and March 31, 2011, respectively	531,403	479,556
Additional paid in capital	28,479,556	28,413,734
Common stock subscribed	105,000	140,000
Accumulated deficit	(28,575,538)	(28,486,362)
Total Stockholders’ Equity	1,040,421	1,046,928

Total Liabilities and Stockholders' Equity	$2,692,472	$2,700,632

The accompanying notes are an integral part of these financial statements.

Avalon Oil & Gas, Inc.
Consolidated Statements of Operations

	For the three	For the three
	Months ended	Months ended
	June 30, 2011	June 30, 2010
	(Unaudited)	(Unaudited)

Oil & Gas Sales	$59,230	$30,185

Operating expenses:
Lease operating expense, severance taxes
and ARO accretion	33,990	30,511
Selling, general and administrative expenses	88,335	136,151
Depreciation, depletion, and amortization	24,172	28,237

Total operating expenses	146,497	194,899

Operating loss	(87,267)	(164,714)

Other income (expense):
Gain on sale of well interest	-	22,478
Gain (Loss) on extinguishment of debt	28,531	(110,880)
Interest expense, net	(30,440)	(12,220)
Total other income (expense)	(1,909)	(100,622)

Loss before income tax	(89,176)	(265,336)
Provision for income taxes	-	-

Net Loss	(89,176)	(265,336)

Preferred stock dividends	(10,000)	(10,000)
Net loss attributable to common shareholders	$(99,176)	$(275,336)

Net loss per share - basic and diluted	$(0.00)	$(0.001)

Weighted average shares outstanding - basic and diluted	498,425,687	194,726,171

The accompanying notes are an integral part of these financial statements.

Avalon Oil & Gas, Inc.
Consolidated Statement of Cash Flows

	For the three	For the three
	Months ended	Months ended
	June 30, 2011	June 30, 2010
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	$(89,176)	$(265,336)
Adjustments to reconcile net loss to net cash used
in operating activities:
Common stock issued for services	15,946	2,333
Stock issued for reduction of interest on notes payable	(1,330)	-
(Gain) Loss on extinguishment of debt	(29,421)	110,880
Gain on sale of Well interest	-	(22,478)
Depreciation	1,633	2,475
Depletion	11,541	15,115
Depreciation and ARO liability	724	724
Amortization of discount on notes payable	11,543	549
Amortization of intangible assets	10,998	10,646
Net change in operating assets and liabilities:
Accounts receivable	19,987	-
Joint interest receivable	(13,930)	23
Prepaid expenses and deposits	-	2,950
Accounts payable and other accrued expenses	23	29,966
Dividends payable	2,500	9,500
Due to related party	5,400	29,800
Asset retirement obligation	1,448	1,449

Net cash used in operating activities	(52,114)	(71,404)

Cash flows from investing activities:
Deposit on the purchase of additional assets	(160,000)	-
Principle payments received on notes receivable	1,428	-

Net cash used in investing activities	(158,572)	-

Cash flows from financing activities:
Proceeds from advances from related party	40,000	-
Proceeds from notes payable	-	25,000

Net cash provided in financing activities	40,000	25,000

The accompanying notes are an integral part of these financial statements.

Avalon Oil & Gas, Inc.
Consolidated Statement of Cash Flows (Continued)

	For the three	For the three
	Months ended	Months ended
	June 30, 2011	June 30, 2010
	(Unaudited)	(Unaudited)
Net decrease in cash and cash equivalents	$(170,686)	$(46,404)

Cash and cash equivalents at beginning of period	311,802	46,522

Cash and cash equivalents at end of period	$141,116	$118

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$-	$-
Taxes	$-	$-
Common stock issued in exchange for consulting
services	$15,946	$2,333
Common stock issued for conversion of note payable,
accrued interest, and assumption of debt	$100,619	$224,000
Gain on sale of wll interests	$-	$(22,478)
Common stock issued in error	$-	$10,000
Gain (Loss) on extinguishment of debt	$28,531	$(110,880)

The accompanying notes are an integral part of these financial statements.

AVALON OIL & GAS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JUNE 30, 2011 AND 2010

NOTE 1: DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

 AVALON OIL & GAS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JUNE 30, 2011 AND 2010

Basis of Preparation of Financial Statements

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by Accounting Principles generally accepted accounting principles in United States America (“US GAAP”) for complete financial statements and related notes. The accompanying unaudited consolidated financial statements and related notes should be read in conjunction with the audited consolidated financial statements of the Company and notes thereto for the year ended March 31, 2011.

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (which include only normal recurring adjustments) necessary to present fairly the balance sheets of Avalon Oil and Gas Inc. and subsidiaries as of June 30, 2011 and the results of their operations for the three months ended June 30, 2011 and 2010, and cash flows for the three months ended June 30, 2011 and 2010. The results of operations for the three months ended June 30, 2011 and 2010 are not necessarily indicative of the results to be expected for the entire year.

Principles of consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Ultrasonic Mitigation Technologies, Inc.; Intelli-Well Technologies, Inc. and Leak Location Technologies, Inc. along with 75.6 % owned Oiltek, Inc. All significant inter-company items have been eliminated in consolidation.

Going Concern

The June 30, 2011, financial statements have been prepared assuming the Company will continue as a going concern. However, the Company has incurred a loss of $28,575,538 from inception through June 30, 2011, and has a working capital deficiency of $909,778 and shareholder’s equity of $1,040,421 as of June 30, 2011. The Company currently has minimal revenue generating operations and expects to incur substantial operating expenses in order to expand its business. As a result, the Company expects to incur operating losses for the foreseeable future.  The Company will continue so seek equity and debt financing to meet our operating losses.  The accompanying consolidated financial statements do not include any adjustments that might become necessary should the Company be unable to continue as a going concern.

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires us to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates and assumptions.

Basis of Accounting

The Company's financial statements are prepared using the accrual method of accounting. Revenues are recognized when earned and expenses when incurred.

AVALON OIL & GAS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JUNE 30, 2011 AND 2010

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

Accounts Receivable

Management periodically assesses the collectability of the Company's accounts receivable. Accounts determined to be uncollectible are charged to operations when that determination is made. The Company had $0 provision for doubtful accounts for the three month periods endeding June 30, 2011 and 2010.

Oil and Natural Gas Properties

The Company follows the full cost method of accounting for natural gas and oil properties.  Under the full cost concept, all costs incurred in acquiring, exploring, and developing properties within a relatively large geopolitical (as opposed to geological) cost center are capitalized when incurred and are amortized as mineral reserves in the cost center are produced, subject to a limitation that the capitalized costs not exceed the value of those reserves.  The unamortized costs relating to a property that is surrendered, abandoned, or otherwise disposed of are accounted for as an adjustment of accumulated amortization, rather than as a gain or loss that enters into the determination of net income, until all of the properties constituting the amortization base are disposed of, at which point gain or loss is recognized. All acquisition, exploration, and development costs are capitalized. The Company capitalizes all internal costs, including: salaries and related fringe benefits of employees directly engaged in the acquisition, exploration and development of natural gas and oil properties, as well as other identifiable general and administrative costs associated with such activities.  During the three month periods ending June 30, 2011 and 2010, no acquisition costs were capitalized. Oil and natural gas properties are reviewed for recoverability at least annually or when events or changes in circumstances indicate that its carrying value may exceed future undiscounted cash inflows.  As of June 30, 2011 and 2010, the Company had not identified any such impairment.

 AVALON OIL & GAS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JUNE 30, 2011 AND 2010

Other Property and Equipment

Other property and equipment is reviewed for recoverability when events or changes in circumstances indicate that its carrying value may exceed future undiscounted cash inflows.  As of June 30, 2011 and 2010, the Company had not identified any such impairment. Repairs and maintenance are charged to operations when incurred and improvements and renewals are capitalized.

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

There was $0 impairment loss for the three month periods ending June 30, 2011 and  2010.

Should the sum of the expected cash flows be less than the carrying amount of assets being evaluated, an impairment loss would be recognized. The impairment loss would be calculated as the amount by which the carrying amount of the assets, exceed fair value. Estimated amortization of intangible assets over the next five years is as follows:

March 31,
2012	$31,939
2013	42,585
2014	42,585
2015	42,585
2016	42,585
$202,279

AVALON OIL & GAS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JUNE 30, 2011 AND 2010

Stock Based Compensation

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

Loss per Common Share

ASC 260-10-45, “Earnings Per Share”, requires presentation of "basic" and "diluted" earnings per share on the face of the statements of operations for all entities with complex capital structures. Basic earnings per share are computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted during the period. Dilutive securities having an anti-dilutive effect on diluted earnings per share are excluded from the calculation. When the company is in loss position, no dilutive effect is considered.

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

AVALON OIL & GAS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JUNE 30, 2011 AND 2010

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

Impairment of long-lived assets is recognized when events or changes in circumstances indicate that the carrying amount of the asset or related group of assets may not be recoverable.  If the expected future undiscounted cash flows are less than the carrying amount of the asset, an impairment loss is recognized at that time.  Measurement of impairment may be based upon appraisal, market value of similar assets or discounted cash flows. There was no impairment for the three month period ended June 30, 2011.

New Accounting Pronouncements

In May 2011, the FASB issued ASU No. 2011-04, “’ Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs”, which is not expected to have a material impact on the consolidated financial statements upon adoption.

In June 2011, the FASB issued ASU No. 2011-05, “Presentation of Comprehensive Income”. Under the amendments in this ASU, an entity has two options for presenting its total comprehensive income: to present total comprehensive income and its components along with the components of net income in a single continuous statement, or in two separate but consecutive statements. The amendments in this ASU are required to be applied retrospectively and are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, with early adoption permitted. The Company intends to conform to the new presentation required in this ASU beginning with its Form 10-Q for the three months ended March 31, 2012. This pronouncement is not expected to have a material impact on the consolidated financial statements upon adoption.

AVALON OIL & GAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JUNE 30, 2011 AND 2010

NOTE 2:   RECEIVABLE FROM JOINT INTERESTS

The Company is the operator of certain wells acquired in the Expanded Bedford Agreement (see note 4).  Pursuant to a joint interest operating agreement (the “Joint Interest Agreement”), the Company charges the other owners of the Grace Wells for their pro-rata share of operating and workover expenses.  These receivables are carried on the Company’s balance sheet as Receivable from Joint Interests. At June 30, 2011, the amount of these receivables is $155,727 and $184,992 respectively.  During the three months ended June 30, 2011, the Company deemed the collectability of the receivable from joint interests in the amount of $135,727 unlikely.  As a result, the Company reversed $43,194 of previous bad debt expense to operations during the three months ended June 30, 2011.

AVALON OIL & GAS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JUNE 30, 2011 AND 2010

NOTE 3: INTELLECTUAL PROPERTY RIGHTS

A summary of the intellectual property rights at June 30, 2011 and March 31, 2011, are as follows:

	June 30, 2011	March 31, 2011
	(Unaudited)
Ultrasonic Mitigation Technology	$425,850	$425,850
Less: accumulated amortization	(212,925)	(202,276)
Total	$212,925	$223,574

Amortization expense for the three month period ended June 30, 2011 and  2010 was $10,649 respectively.

AVALON OIL & GAS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JUNE 30, 2011 AND 2010

NOTE 4: OIL AND GAS PROPERTY ACTIVITY

The table below shows the Company’s working interests in the Grace Wells as of June 30, and March 31, 2011.  There were not any additional acquisitions during the three month period ended June 30, 2011.

Well	Working Interest
Grace #1	65.25%
Grace #2	55.75%
Grace #3	64.00%
Grace #5A	52.00%
Grace #6	58.00%

Producing oil and gas properties consist of the following at June 30, 2011 and March 31, 2011:

	June 30, 2011	March 31, 2011
	(Unaudited)
Lincoln County, Oklahoma	$67,565	$67,565
Other properties, net	1,049,514	1,049,514
Asset retirement obligation, net	48,535	49,260
Property impairments	(481,072)	(481,072)
Less: Depletion	(465,088)	(453,547)
Net	$219,454	$231,720

AVALON OIL & GAS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JUNE 30, 2011 AND 2010

NOTE 5: ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consisted of the following:

	June 30, 2011	March 31, 2011
	(Unaudited)
Accounts payable	$424,706	$483,533
Accrued interest	110,175	96,973
Total	$534,881	$580,506

NOTE 6: NOTES PAYABLE

Notes Payable are summarized as follows:

	Note	Unamortized	Net of
March 31, 2011:	Amount	Discounts	Discount
Notes payable – long-term portion	$450,000	$(153,450)	$296,550
Notes payable – current portion	482,500	(33,238)	449,262
Total	$932,500	$(186,688)	$745,812

	Note	Unamortized	Net of
June 30, 2011 (Unaudited):	Amount	Discounts	Discount
Notes payable – long-term portion	$450,000	$(147,782)	$302,218
Notes payable – current portion	467,000	(27,363)	439,637
Total	$917,000	$(175,145)	$741,855

	Three months ended June 30,
	2011	2010
	(Unaudited)
Discount on Notes Payable amortized to interest expense	$11,543	$549

NOTE 7: RELATED PARTY TRANSACTIONS

Promissory Notes

During the three months ended June 30, 2011, an Officer of the Company loaned the Company $5,000 and $35,000.  Both notes mature on December 15, 2011 and are interest free.

AVALON OIL & GAS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JUNE 30, 2011 AND 2010

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

During the three months ended June 30, 2011 and 2010, the Company incurred $10,000 in preferred stock dividends.

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

Employment Agreements

KENT RODRIGUEZ

In 2009, Mr. Rodriguez, our President, was under an employment agreement dated April 1, 2008 that expires on March 31, 2013, pursuant to which he was compensated at an annual rate of $120,000.  On April 1, 2011 Mr. Rodriguez voluntarily reduced his compensation to an annual rate of $48,000, subject to an increase by the Company’s Board of Directors.  During the three months ended June 30, 2011, the Company charged to operations the amount of $12,000 in annual salary for Mr. Rodriguez, of which $7,000, was paid to him.  As of June 30, 2011, and March 31, 2011, the balances of accrued and unpaid salaries were $190,600, and $185,200.

NOTE 8: INCOME TAXES

Deferred income taxes result from the temporary difference arising from the use of accelerated depreciation methods for income tax purposes and the straight-line method for financial statement purposes, and an accumulation of New Operating Loss carryforwards for income tax purposes with a valuation allowance against the carryforwards for book purposes.

AVALON OIL & GAS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JUNE 30, 2011 AND 2010

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Included in deferred tax assets are Federal and State net operating loss carryforwards of approximately $7,500,000, which will expire beginning in 2028.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon our cumulative losses through June 30, 2011, we have provided a valuation allowance reducing the net realizable benefits of these deductible differences to $0 at June 30, 2011.  The amount of the deferred tax asset considered realizable could change in the near term if projected future taxable income is realized.  Due to significant changes in the Company's ownership, the Company's future use of its existing net operating losses may be limited.

NOTE 9: SHAREHOLDERS' EQUITY

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock, par value $0.10 per share.  As of June 30, 2011 and March 31, 2011, the Company has 100 shares of preferred stock issued and outstanding.

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

During the three months ended June 30, 2011and June 30, 2010, the Company incurred $10,000 in preferred stock dividends, and paid $7,500 and $500 respectively.  As of June 30, 2011 and March 31, 2011, dividends in the amount of $50,700 and $48,200 has not been paid, and is carried on the Company’s balance sheet as Dividends Payable to Related Party.

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

AVALON OIL & GAS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JUNE 30, 2011 AND 2010

Common Stock

The Company has authorized 1,000,000,000 shares of common stock with a par value of $0.001 per share.  As of June 30, 2011 and March 31, 2011, the Company had 531,403,063 and 479,556,004 shares of common stock issued and outstanding, respectively.

Common stock issuances during the three month period ended June 30, 2011:

The Company issued 8,000,000 shares of common stock to consultants for services provided, pursuant to consulting agreements.  The value of these shares in the amount of $15,946 was charged to operations.

The Company issued 43,847,059 shares of common stock for the conversion of a note payable and for the assumption of debt and certain accounts payable.  The value of these shares in the amount of $66,219 has been credited to the note (s) payable and accounts payable.  No gain or loss was recognized on the conversion.

Options

There are no stock options outstanding.

AVALON OIL & GAS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JUNE 30, 2011 AND 2010

Warrants

The following table summarizes the warrants outstanding and the related prices for the shares of the Company’s common stock issued to non-employees of the Company at June 30, 2011:
Warrants Outstanding			Warrants Exercisable
		Weighted Average			Weighted Average
Exercise	Number	Remaining Contractual	Weighted Average	Number	Remaining Contractual
Prices	Outstanding	Life (years)	Exercise Price	Exercisable	Life (years)
$0.10	500,000	0.62	$0.10	500,000	0.62
0.20	125,000	1.69	0.20	125,000	1.69
0.60	150,000	1.96	0.60	150,000	1.96
	775,000	1.05		775,000	1.05

Transactions involving warrants are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at March 31, 2011	775,000	$0.21
Granted	-	-
Exercised	-	-
Cancelled or expired	-	-
Outstanding at June 30, 2011	775,000	$0.21

AVALON OIL & GAS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JUNE 30, 2011 AND 2010

NOTE 10: EARNINGS PER SHARE

ASC 260-10-45 requires a reconciliation of the numerator and denominator of the basic and diluted earnings per share (EPS) computations. As the Company is in a loss position during the three months ended June 30, 2011 and June 30, 2010 there is no dilutive effect included.

NOTE 11: COMMITMENTS AND CONTINGENCIES

Commitments and contingencies through the date of these financial statements were issued have been considered by the Company and none were noted which were required to be disclosed.

NOTE 12:  SUBSEQUENT EVENTS

The Company has evaluated events subsequent to June 30, 2011 to assess the need for potential recognition or disclosure in the report.  Such events were evaluated through the date of that these financial statements were issued and has determined that there are no such events that are material to the financial statements,  and all such material events have been fully disclosed.

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

The Company has reached an agreement to purchase a 13.50% working interest in the Grace # 1, a 22.50% working interest in the Grace # 2, an 14.50% working interest in the Grace # 3 an 11.50% working interest in the Grace # 5A, and a 21.50% working interest in the Grace #6, for $43,837.50, from 17 working interest owners.  We closed this purchase in January, 2011.

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

During the three months ending June 30, 2010, we advanced $160,000 for the purchase of oil and gas producing properties in Western Oklahoma, pending the completion of due diligence by the Company.  These funds will be returned to us if we do not complete the acquisition of these producing properties.

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

Going Concern

The June 30, 2011, financial statements have been prepared assuming the Company will continue as a going concern. However, the Company has incurred a loss of $28,575,538 from inception through June 30, 2011, and has a working capital deficiency of $909,778 as of June 30, 2011.  Shareholder’s equity as of June 30, 2011 is $1,040,421. The Company currently has minimal revenue generating operations and expects to incur substantial operating expenses in order to expand its business. As a result, the Company expects to incur operating losses for the foreseeable future.  The accompanying consolidated financial statements do not include any adjustments that might become necessary should the Company be unable to continue as a going concern.

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

Results of Operations

Three months ended June 30, 2011 compared to the three months ended June 30, 2010:

Revenues

Revenues for the three months ended June 30, 2011 were $59,230, an increase of 29,045 or approximately 96% compared to revenue of $30,185 for the three months ended June 30, 2010.  Revenues from the sale of oil and gas increased as a result of the higher market price for oil and natural gas, the Company’s decision to put the Grace Wells into production due to the higher market price of natural gas.

Lease Operating Expenses

During the three months ending June 30, 2010, our lease operating expenses were $33,990, an increase of $3,479 or approximately 11% compared to $30,511 for the three months ended June 30, 2010.

Selling, General, and Administrative Expenses

Selling, general and administrative expenses for the three months ended June 30, 2011 were $88,335 a decrease of $47,816 or approximately 35% compared to selling, general and administrative expenses of $133,818 during the three months ended June 30, 2010.   Selling, general and administrative expenses for 2011 consisted primarily of payroll and related costs of $13,819; legal and accounting fees in the amount of $20,841; travel and entertainment expenses of $12,571; dividend expense of $10,000; office expenses of $4,190; facilities costs in the amount of $13,536; consulting of expense of $43,063; investor relations costs of $1,884 and non-cash compensation of $15,946 which represented the  common stock issuances to a consultant as payment for services rendered.

Gain from Sale of Property

During the three months ended June 30, 2010, the Company sold oil and gas properties for a gain of $22,478; there were no such gains during the three months ended June 30, 2011.

Depreciation, Depletion, and Amortization

Depreciation, Depletion, and Amortization were $24,172 for the three months ended June 30, 2011, a increase of $4,065 or approximately 14% compared to $28,237 for the three months ended June 30, 2010.

Interest Expense, net of Interest Income

Interest expense, net of interest income of $30,440 for the three months ended June 30, 2011, an increase of $18,220  or approximately 149%  compared to interest expense, net of $12,220 for the three months ending June 30, 2010. This increase is due to the issuance of $450,000 in convertible promissory notes to two (2) investors.

Net Loss

For the reasons stated above, our net loss for the three months ended June 30, 2011, was $89,176, a decrease of $176,160 or approximately 66% compared to a net loss of $265,336 during the three months ending June 30, 2010. .

LIQUIDITY AND CAPITAL RESOURCES

The June 30, 2011, financial statements have been prepared assuming the Company will continue as a going concern. However, the Company has incurred a loss of $28,575,538 from inception through June 30, 2011, and has a working capital deficiency of $909,778 and shareholder’s equity of $1,040,421, respectively, as of June 30, 2011. The Company currently has minimal revenue generating operations and expects to incur substantial operating expenses in order to expand its business. As a result, the Company expects to incur operating losses for the foreseeable future.  The accompanying consolidated financial statements do not include any adjustments that might become necessary should the Company be unable to continue as a going concern.

Our cash and cash equivalents were $141,116 on June 30, 2011, compared to $118 on June 30, 2010. We met our liquidity needs through the issuance of our common stock and notes payable for cash and the revenue derived from our oil and gas operations.

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

Operating activities

Net cash used by operating activities for the three months ended June 30, 2011 was $52,114 compared to $71,404 provided in the three months ended June 30, 2010.

The Company had a net loss of $89,176 for the three months ended June 30, 2011 compared to a net loss of $265,336 for the three months ended June 30, 2010. Net accounts receivable for the three months ended June 30, 2011 were $19,987 compared to $0 for the three months ended June 30, 2010.

Investing activities

For the three months ended June 30, 2011 we used $158,572 in investing activities compared to $0 in the three months ended June 30, 2010.  The primary use of cash for investing activities in 2011 the escrow of funds for the purchase of oil and gas producing properties.

Financing activities

Our financing activities for the three months ended June 30, 2011 provided cash of $40,000 as compared to $25,000 for the three months ended June 30, 2010. We plan to raise additional capital during the coming fiscal year.  Cash generated by financing activities represented a note payable of $40,000 from an officer of the Company.

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

PART II

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company issued 8,000,000 shares of common stock to consultants pursuant to consulting agreements.  These shares were valued at $15,946.

The Company issued 25,000,000 shares of common stock to note holders for the conversion and assumption of notes payable and the assumption of  accounts payable in the aggregate amount of  $48,619.

The Company issued 10,000,000 shares of common stock that were previously accrued during the prior quarter for the conversion and assumptions of notes.

The Company issued 8,847,059 shares of common stock to note holders for the conversion of notes payable and interest payable in the amount of $17,600.

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

Avalon Oil & Gas, Inc.

Date: August 15, 2011	By:	/s/ Kent Rodriguez
Kent Rodriguez
Chief Executive Officer Chief Financial and Accounting Officer