Form 10-Q
period 2011-09-30
Avalon Oil & Gas, Inc.
filed 2011-11-15
CIK 918573

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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
Non-Accelerated Filer     ☐            Smaller Reporting Company   ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐    No  ☑

655,315,455 shares of the registrant's Common Stock, $0.001 per share, were outstanding as of November 1, 2011.

Table of Contents

		Page
PART I FINANCIAL INFORMATION

Item 1.	Financial Statements	3
	Consolidated Balance Sheets as of September 30, 2011(Unaudited) and March 31, 2011	3-4
	Consolidated Statements of Operations for the Three Months and Six Months Ended September 30, 2011 and 2010 (Unaudited)	5-6
	Consolidated Statements of Cash Flows for the Three Months and Six Months Ended September 30, 2011 and 2010 (Unaudited)	7-8
	Notes to Consolidated Financial Statements	9-20

Item 2.	Management's Discussion and Analysis of Financial Condition or Plan of Operation	21
Item 3.	Qualitative and Quantitative Disclosures About Market Risk	27
Item 4.	Controls and Procedures	27

PART II OTHER INFORMATION

Item 1.	Legal Proceedings	28
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	28
Item 3.	Defaults upon Senior Securities	28
Item 4.	Submission of Matters to a Vote of Security Holders	28
Item 5.	Other Information	28
Item 6.	Exhibits and Reports on Form 8-K	29

Signatures		30

ITEM 1. FINANCIAL STATEMENTS

Avalon Oil & Gas, Inc.
Consolidated Balance Sheets

	September 30, 2011	March 31, 2011
	(Unaudited)
Assets

Current Assets:
Cash and cash equivalents	$133,042	$311,802
Accounts receivable	29,693	15,258
Notes receivable	10,288	7,857
Deposits and prepaid expenses	160,000	-
Receivables from joint interests, net of allowance
for doubtful accounts of $135,727 and $178,922	20,000	6,070
Total current assets	353,023	340,987

Notes receivable	25,714	29,286
Property and equipment, net	4,178	7,882
Unproven oil & gas properties	1,867,183	1,867,183
Producing oil & gas properties, net	200,688	231,720
Intellectual property rights, net	202,279	223,574

Total Assets	$2,653,065	$2,700,632

The accompanying notes are an integral part of these financial statements.

Avalon Oil & Gas, Inc.
Consolidated Balance Sheets (Continued)

	September 30, 2011	March 31, 2011
	(Unaudited)
Liabilities and Stockholders' Equity

Current Liabilities:
Accounts payable and accrued liabilities	532,000	580,506
Accrued payroll - related party	191,400	185,200
Dividends payable	50,700	48,200
Accrued liabilities to joint interest	13,129	14,532
Notes payable - related party	40,000	-
Notes payable, net of discount	470,885	449,262
Total current liabilities	1,298,114	1,277,700

Notes payable, net of discount	296,550	296,550
Accrued asset retirement obligation (ARO) liability	82,351	79,454

Total Liabilities	1,677,015	1,653,704
Commitments and contingencies
Stockholders' Equity

Preferred stock, Series A, $.10 par value, 1,000,000
shares authorized; 100 shares issued and outstanding
stated at redemption value	500,000	500,000
Common stock, $.001 par value: 1,000,000,000 shares
authorized 657,815,315 and 479,556,004 shares
outstanding at September 30, 2011 and March 31, 2011, respectively	655,315	479,556
Additional paid in capital	28,532,244	28,413,734
Common stock subscribed	70,000	140,000
Accumulated deficit	(28,781,509)	(28,486,362)
Total Stockholders’ Equity	976,050	1,046,928

Total Liabilities and Stockholders' Equity	$2,653,065	$2,700,632

The accompanying notes are an integral part of these financial statements.

Avalon Oil & Gas, Inc.
Consolidated Statements of Operations

	For the three	For the three
	Months ended	Months ended
	September 30, 2011	September30,2010
	(Unaudited)	(Unaudited)

Oil & Gas Sales	$60,305	$47,796

Operating expenses:
Lease operating expense, severance taxes
and ARO accretion	21,243	26,761
Selling, general and administrative expenses	121,140	433,299
Stock based compensation	10,000	268,800
Depreciation, depletion, and amortization	30,407	33,807

Total operating expenses	182,790	762,667

Operating loss	(122,485)	(714,871)

Other income (expense):
Loss on conversion of notes payable	(9,172)	-
Gain on settlement of accounts payable	-	19,925
Interest expense, net	(135,194)	(19,437)
Total other income (expense)	(144,366)	488

Loss before income tax	(266,851)	(714,383)
Provision for income taxes	-	-

Net Loss	(266,851)	(714,383)

Preferred stock dividends	(10,000)	(10,000)
Net loss attributable to common shareholders	$(276,851)	$(724,383)

Net loss per share - basic and diluted	(0.000)	(0.002)

Weighted average shares outstanding - basic and diluted	598,161,586	351,156,530

The accompanying notes are an integral part of these financial statements.

Avalon Oil & Gas, Inc.
Consolidated Statements of Operations (Continued)

	For the Six	For the Six
	Months ended	Months ended
	September 30, 2011	September 30, 2010
	(Unaudited)	(Unaudited)

Oil & Gas Sales	$119,535	$77,981
Operating expenses:
Lease operating expense, severance taxes
and ARO accretion	55,233	57,272
Selling, general and administrative expenses	193,529	567,117
Stock based compensation	25,946	271,133
Depreciation, depletion, and amortization	54,579	62,044

Total operating expenses	329,287	957,566

Operating loss	(209,752)	(879,585)

Other income (expense):
Gain on sale of well interest	-	22,478
Gain (loss) on extinguishment of debt	28,531	(110,880)
Loss on conversion of notes payable	(9,172)	-
Gain on settlement of accounts payable	-	19,925
Interest expense, net	(104,754)	(31,657)
Total other income (expense)	(85,395)	(100,134)

Loss before income tax	(295,147)	(979,719)
Provision for income taxes	-	-

Net Loss	(295,147)	(979,719)

Preferred stock dividends	(20,000)	(10,000)
Net loss attributable to common shareholders	$(315,147)	$(989,719)

Net loss per share - basic and diluted	(0.001)	(0.004)

Weighted average shares outstanding - basic and diluted	544,041,549	273,368,756

The accompanying notes are an integral part of these financial statements.

Avalon Oil & Gas, Inc.
Consolidated Statement of Cash Flows

	(Unaudited)	(Unaudited)
	For the six	For the six
	Months ended	Months ended
	September 30, 2011	September 30, 2010

Cash flows from operating activities:
Net (loss)	$(295,147)	$(979,719)
Adjustments to reconcile net loss to net cash used
in operating activities:
Common stock issued for services	20,946	-
Stock issued for reduction of interest on notes payable	(1,330)	-
Gain (Loss) on estinguishment of debt	(890)	110,880
Gain on sale of Well interest	-	(22,478)
Gain on settlement of debt	-	(19,925)
Non-cash compensation	-	271,133
Common stock issued for financing fees		74,260
Depreciation	3,704	4,950
Depletion	30,308	35,801
Depreciation and ARO liability	724	1,448
Allowance for bad debts	-	-
Amortization of discount on notes payable	65,723	7,830
Amortization of intangible assets	21,292	21,292
Net change in operating assets and liabilities:
Accounts receivable	20,473	(1,226)
Joint interest receivable	(13,930)	(1,616)
Prepaid expenses and deposits	-	900
Accounts payable and other accrued expenses	(50,283)	49,783
Dividends payable to related party	2,500	19,500
Due to related party	5,400	36,800
Asset retirement obligation	2,897	2,898

Net cash (used) in operationg activities	(187,613)	(387,489)

Cash flows from investing activities:
Deposit on the purchase of additional assets	(160,000)	-
Principle payments received on notes receivable	1,141	1,429

Net cash provided in investing activities	(158,859)	1,429

The accompanying notes are an integral part of these financial statements.

Avalon Oil & Gas, Inc.
Consolidated Statement of Cash Flows (Continued)

	(Unaudited)	(Unaudited)
	For the six	For the six
	Months ended	Months ended
	September 30, 2011	September 30, 2010
Cash flows from financing activities:
Proceeds from advances from related party	40,000	13,000
Payments on notes payable - related party	-	(24,000)
Reduction in accountants payable in exchange for common stock	47,712	-
Payments on notes payable	-	(5,000)
Proceeds from notes payable	80,000	25,000
Common stock issued for cash	-	542,600

Net cash provided in financing activities	167,712	551,600

Net (decrease) in cash and cash equivalents	(178,760)	165,540

Cash and cash equivalents at beginning of period	311,802	46,522

Cash and cash equivalents at end of period	$133,042	$212,062
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$-	$-
Taxes	$-	$-
Common stock issued in exchange for consulting
services	$20,946	$176,050
Common stock issued for conversion of note payable,
accrued interest, and assumption of debt	$179,219	$338,000
Gain on sale of Well interests	$-	$(22,478)
Common stock issued in error	$-	$10,000
Gain (Loss) on estinguishment of debt	$28,531	$(110,880)
Gain from settlement of debt	$(9,172)	$19,925
Common stock issued for financing fees		$(74,260)
Common stock issued for directors services		$(89,250)

The accompanying notes are an integral part of these financial statements.

AVALON OIL & GAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For The Six Month Periods Ended September 30, 2011 and 2010
 (Unaudited)

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
For The Six Month Periods Ended September 30, 2011 and 2010
(Unaudited)

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

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (which include only normal recurring adjustments) necessary to present fairly the balance sheets of Avalon Oil and Gas Inc. and subsidiaries as of September 30, 2011 and the results of their operations for the three month and six months ended September 30, 2011 and 2010, and cash flows for the six months ended September 30, 2011 and 2010 are not necessarily indicative of the results to be expected for the entire year.

Principles of consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Ultrasonic Mitigation Technologies, Inc.; Intelli-Well Technologies, Inc. and Leak Location Technologies, Inc. along with 75.6 % owned Oiltek, Inc. All significant inter-company items have been eliminated in consolidation.

Going Concern

The September 30, 2011, financial statements have been prepared assuming the Company will continue as a going concern. However, the Company has incurred a loss of $28,781,509 from inception through September 30, 2011, and has a working capital deficiency of $949,664 and shareholder’s equity of $976,050 as of September 30, 2011. The Company currently has minimal revenue generating operations and expects to incur substantial operating expenses in order to expand its business. As a result, the Company expects to incur operating losses for the foreseeable future.  The Company will continue so seek equity and debt financing to meet our operating losses.  The accompanying consolidated financial statements do not include any adjustments that might become necessary should the Company be unable to continue as a going concern.

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
For The Six Month Periods Ended September 30, 2011 and 2010
 (Unaudited)

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

Accounts Receivable

Management periodically assesses the collectability of the Company's accounts receivable. Accounts determined to be uncollectible are charged to operations when that determination is made. The Company had an allowance of $19,696 for the six month period ending September 30, 2010 and a $0 provision for doubtful accounts for the six month period ending September 30, 2011.

Oil and Natural Gas Properties

The Company follows the full cost method of accounting for natural gas and oil properties.  Under the full cost concept, all costs incurred in acquiring, exploring, and developing properties cost center are capitalized when incurred and are amortized as mineral reserves in the cost center are produced, subject to a limitation that the capitalized costs not exceed the value of those reserves.  The unamortized costs relating to a property that is surrendered, abandoned, or otherwise disposed of are accounted for as an adjustment of accumulated amortization, rather than as a gain or loss that enters into the determination of net income, until all of the properties constituting the amortization base are disposed of, at which point gain or loss is recognized. all acquisition, exploration, and development costs are capitalized. The Company capitalizes all internal costs, including: salaries and related fringe benefits of employees directly engaged in the acquisition, exploration and development of natural gas and oil properties, as well as other identifiable general and administrative costs associated with such activities.  During the six month periods ending September 30, 2011 and 2010, no acquisition costs were capitalized. . Oil and natural gas properties are reviewed for recoverability at least annually or when events or changes in circumstances indicate that its carrying value may exceed future undiscounted cash inflows. As of September 30, 2011 and 2010, the Company had not identified any such impairment.

AVALON OIL & GAS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
For The Six Month Periods Ended September 30, 2011 and 2010
(Unaudited)

Other Property and Equipment

Other property and equipment is reviewed for recoverability when events or changes in circumstances indicate that its carrying value may exceed future undiscounted cash inflows. As of September 30, 2011 and 2010, the Company had not identified any such impairment. Repairs and maintenance are charged to operations when incurred and improvements and renewals are capitalized.

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

There was $0 impairment loss for the six month periods ending September 30, 2011 and  2010.

Should the sum of the expected cash flows be less than the carrying amount of assets being evaluated, an impairment loss would be recognized. The impairment loss would be calculated as the amount by which the carrying amount of the assets, exceed fair value. Estimated amortization of intangible assets over the next five years is as follows:

September 30,
2012	$21,293
2013	42,585
2014	42,585
2015	42,585
2016	42,585
$191,633

AVALON OIL & GAS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
For The Six Month Periods Ended September 30, 2011 and 2010
(Unaudited)

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
For The Six Month Periods Ended September 30, 2011 and 2010
(Unaudited)

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

Impairment of long-lived assets is recognized when events or changes in circumstances indicate that the carrying amount of the asset or related group of assets may not be recoverable.  If the expected future undiscounted cash flows are less than the carrying amount of the asset, an impairment loss is recognized at that time.  Measurement of impairment may be based upon appraisal, market value of similar assets or discounted cash flows. There was no impairment for the six month period ended September 30, 2011.

AVALON OIL & GAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For The Six Month Periods Ended September 30, 2011 and 2010
(Unaudited)

NOTE 2:   RECEIVABLE FROM JOINT INTERESTS

The Company is the operator of certain wells acquired in the Expanded Bedford Agreement (see note 4).  Pursuant to a joint interest operating agreement (the “Joint Interest Agreement”), the Company charges the other owners of the Grace Wells for their pro-rata share of operating and workover expenses.  These receivables are carried on the Company’s balance sheet as Receivable from Joint Interests. At September 30, 2011, the amount of these receivables is $155,536 and $184,992 respectively.  During the six months ended September 30, 2011, the Company deemed the collectability of the receivable from joint interests in the amount of $135,536 unlikely.  As a result, the Company reversed $43,194 of previous bad debt expense to operations during the six months ended September 30, 2011.

NOTE 3: INTELLECTUAL PROPERTY RIGHTS

A summary of the intellectual property rights at June 30, 2011 and March 31, 2011, are as follows:

	September 30, 2011	March 31, 2011
	(Unaudited)
Ultrasonic Mitigation Technology	$425,850	$425,850
Less: accumulated amortization	(223,571)	(202,276)
Total	$202,279	$223,574

Amortization expense for the three month and six month period ended September 30, 2011 and  2010 was $10,649 and $21,298 respectively.

NOTE 4: OIL AND GAS PROPERTY ACTIVITY

The table below shows the Company’s working interests in the Grace Wells as of  September 30, 2011.  There were not any additional acquisitions during the six month period ended September 30, 2011.

Well	Working Interest
Grace #1	65.25%
Grace #2	55.75%
Grace #3	64.00%
Grace #5A	52.00%
Grace #6	58.00%

AVALON OIL & GAS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
For The Six Month Periods Ended September 30, 2011 and 2010
(Unaudited)

NOTE 4: OIL AND GAS PROPERTY ACTIVITY (Continued)

Producing oil and gas properties consist of the following at September 30, 2011and March 31, 2011:

	September 30, 2011	March 31, 2011

Lincoln County, Oklahoma	$67,565	$67,565
Other properties, net	1,049,513	1,049,514
Asset retirement obligation	47,812	49,260
Property impairments	(481,072)	(481,072)
Less: Depletion	(483,130)	(453,547)
Net	$200,689	$231,720

NOTE 5: ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consisted of the following:

	September 30, 2011	March 31, 2011
	(Unaudited)
Accounts payable	$416,852	$483,533
Accrued interest	126,403	96,973
Total	$543,225	$580,506

NOTE 6: NOTES PAYABLE

Notes Payable are summarized as follows:

	Note	Unamortized	Net of
March 31, 2011:	Amount	Discounts	Discount
Notes payable – long-term portion	$450,000	$(153,450)	$296,550
Notes payable – current portion	482,500	(33,238)	449,262
Total	$932,500	$(186,688)	$745,812

	Note	Unamortized		Net of
September 30, 2011 (Unaudited):	Amount	Discounts		Discount
Notes payable – long-term portion	$450,000	$(121,38	5)	$328,615
Notes payable – current portion	472,000	(33,180)		438,820
Total	$922,000	$(154,565)		$767,435

AVALON OIL & GAS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
The Six Month Periods Ended September 30, 2011 and 2010
(Unaudited)

	Six months ended September 30,
	2011	2010
	(Unaudited)
Discount on Notes Payable amortized to interest expense	$65,633	$1,670

	Three months ended September 30,
	2011	2010
	(Unaudited)
Discount on Notes Payable amortized to interest expense	$54,180	$1,121

NOTE 7: RELATED PARTY TRANSACTIONS

Promissory Notes

During the six months ended September 30, 2011, an Officer of the Company loaned the Company $5,000 and $35,000.  Both notes mature on December 15, 2011 and are interest free.

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

During the three month and six months ended September 30, 2011 and 2010, the Company incurred $10,000 and $10,000 respectively in preferred stock dividends.

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

Employment Agreements

KENT RODRIGUEZ

In 2011, Mr. Rodriguez, our President, was under an employment agreement dated April 1, 2008 that expires on March 31, 2013, pursuant to which he was compensated at an annual rate of $120,000. On April 1, 2011 Mr. Rodriguez voluntarily reduced his compensation to an annual rate of $48,000, subject to an increased by the Company’s Board of Directors.  During the three months and six month periods ended September 30, 2011, the Company charged to operations the amount of $12,000 and $24,000 respectively and for the three month and six month periods ended September 30, 2010 $30,000 and $60,000 respectively in annual salary for Mr. Rodriguez, of which $18,200  was paid to him as of September 30, 2011 and $13,700 as of September 30, 2010.  As of September 30, 2011, and March 31, 2011, the balances of accrued and unpaid salaries were $191,400, and $185,200.

AVALON OIL & GAS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
For The Six Month Periods Ended September 30, 2011 and 2010
(Unaudited)

NOTE 8: INCOME TAXES

Deferred income taxes result from the temporary difference arising from the use of accelerated depreciation methods for income tax purposes and the straight-line method for financial statement purposes, and an accumulation of New Operating Loss carryforwards for income tax purposes with a valuation allowance against the carryforwards for book purposes.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Included in deferred tax assets are Federal and State net operating loss carryforwards of approximately $7,500,000, which will expire beginning in 2028.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon our cumulative losses through September 30, 2011, we have provided a valuation allowance reducing the net realizable benefits of these deductible differences to $0 at September 30, 2011.  The amount of the deferred tax asset considered realizable could change in the near term if projected future taxable income is realized.  Due to significant changes in the Company's ownership, the Company's future use of its existing net operating losses may be limited.

NOTE 9: SHAREHOLDERS' EQUITY

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock, par value $0.10 per share.  As of September 30, 2011 and March 31, 2011, the Company has 100 shares of preferred stock issued and outstanding.

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

During the six months ended September 30, 2011, and September 30, 2010, the Company incurred $20,000 in preferred stock dividends, and paid $17,500 and $500, respectively.  As of September 30, 2011 and March 31, 2011, dividends in the amount of $50,700 and $48,200 have not been paid, and are carried on the Company’s balance sheet as Dividends Payable to Related Party.

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

AVALON OIL & GAS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
For The Six Month Periods Ended September 30, 2011 and 2010
(Unaudited)

Common Stock

The Company has authorized 1,000,000,000 shares of common stock with a par value of $0.001 per share.  As of September 30, 2011 and March 31, 2011, the Company had 657,315,455 and 479,556,004 shares of common stock issued and outstanding, respectively.

Common stock issuances during the six month period ended September 30, 2011:

The Company issued 58,000,000 shares of common stock to consultants for services provided, pursuant to consulting agreements.  The value of these shares in the amount of $80,946, or $0.0014 per share was charged to operations.

The Company issued 117,759,451 shares of common stock for the conversion of a notes payable and for the assumption of debt and certain accounts payable.  The value of these shares in the amount of $109,723 has been credited to the note (s) payable and accounts payable.  No gain or loss was recognized on the conversions.

Options

There are no stock options outstanding.

Warrants

The following table summarizes the warrants outstanding and the related prices for the shares of the Company’s common stock issued to non-employees of the Company at  September 30, 2011:

Warrants Outstanding			Warrants Exercisable
		Weighted Average			Weighted Average
Exercise	Number	Remaining Contractual	Weighted Average	Number	Remaining Contractual
Prices	Outstanding	Life (years)	Exercise Price	Exercisable	Life (years)
$0.10	500,000	0.62	$0.10	500,000	0.62
0.20	125,000	1.69	0.20	125,000	1.69
0.60	150,000	1.96	0.60	150,000	1.96
	775,000	1.05		775,000	1.05

Transactions involving warrants are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at March 31, 2011	775,000	$0.21
Granted	-	-
Exercised	-	-
Cancelled or expired	-	-
Outstanding at September 30, 2011	775,000	$0.21

AVALON OIL & GAS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
For The Six Month Periods Ended September 30, 2011 and 2010
(Unaudited)

NOTE 10: EARNINGS PER SHARE

ASC 260-10-45 requires a reconciliation of the numerator and denominator of the basic and diluted earnings per share (EPS) computations. As the Company is in a loss position during the six  months ended September 30, 2011 and September 30, 2010 there is no dilutive effect included.

NOTE 11: COMMITMENTS AND CONTINGENCIES

Commitments and contingencies through the date of these financial statements were issued have been considered by the Company and none were noted which were required to be disclosed.

NOTE 12:  SUBSEQUENT EVENTS

The Company has evaluated events subsequent to September 30, 2011 to assess the need for potential recognition or disclosure in the report.  Such events were evaluated through the date of that these financial statements were issued and has determined that there are no such events that are material to the financial statements, or all such material events have been fully disclosed.

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

During the three months ending September 30, 2011, we advanced $160,000 for the purchase of oil and gas producing properties in Western Oklahoma, pending the completion of due diligence by the Company.  These funds will be returned to us if we do not complete the acquisition of these producing properties.

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

Going Concern

The September 30, 2011, financial statements have been prepared assuming the Company will continue as a going concern. However, the Company has incurred a loss of $28,781,509 from inception through September 30, 2011, and has a working capital deficiency of $949,664 as of September 30, 2011.  Shareholder’s equity as of  September 30, 2011 is $976,050. The Company currently has minimal revenue generating operations and expects to incur substantial operating expenses in order to expand its business. As a result, the Company expects to incur operating losses for the foreseeable future.  The accompanying consolidated financial statements do not include any adjustments that might become necessary should the Company be unable to continue as a going concern.

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

Results of Operations

Three and six months ended September 30, 2011 compared to the three and six months ended September 30, 2010:

Revenues

Revenues for the three months ended September 30, 2011 were $60,305, an increase of $12,509 or approximately 26% compared to revenue of $47,796 for the three months ended September 30, 2010.  Revenues from the sale of oil and gas increased as a result of the higher market price for oil and natural gas, the Company’s decision to put the Grace Wells into production due to the higher market price of natural gas.

Revenues for the six months ended September 30, 2011 were $119,535, an increase of $41,554 or approximately 53% compared to revenue of $77,981 for the six months ended September 30, 2010.  Revenues from the sale of oil and gas increased as a result of the higher market price for oil and natural gas, the Company’s decision to put the Grace Wells into production due to the higher market price of natural gas

Lease Operating Expenses

During the three months ending September 30, 2011, our lease operating expenses were $21,243, a decrease of $5,518 or approximately 11% compared to $26,761 for the three months ended September 30, 2010.

During the six months ending September 30, 2011, our lease operating expenses were $55,233, a decrease of $2,039 or approximately 4% compared to $57,272  for the three months ended September 30, 2010.

Selling, General, and Administrative Expenses

Selling, general and administrative expenses for the three months ended September 30, 2011 were $121,140 a decrease of $312,159 or approximately 258% compared to selling, general and administrative expenses of $433,299 during the three months ended September 30, 2010.   Selling, general and administrative expenses for the three months ended September 30, 2011 consisted primarily of payroll and related costs of $14,315; legal and accounting fees in the amount of $13,110; travel and entertainment expenses of $16,282; dividend expense of $10,000; office expenses of $2,957; facilities costs in the amount of $6,907; consulting of expense of $32,000; and investor relations costs of $4,471.

Selling, general and administrative expenses for the six months ended September 30, 2011 were $193,529 a decrease of $373,588 or approximately 193% compared to selling, general and administrative expenses of $567,117 during the six months ended September 30, 2010.   Selling, general and administrative expenses for the six months ended September 30, 2011 consisted primarily of payroll and related costs of $27,809; legal and accounting fees in the amount of $43,802; travel and entertainment expenses of $28,073; dividend expense of $20,000; office expenses of $7,147; facilities costs in the amount of $17,568; consulting of expense of $73,063; and investor relations costs of $6,356.

Stock Based Compensation

Non-cash compensation for the three months ended September 30, 2011 was $10,000, a decrease of $258,800 compared to non-cash compensation of $268,800 for the three months ended September 30, 2010.  This decrease was the result of common stock issuances to a consultant group as payment for services rendered during the period ending September 30, 2010.

Non-cash compensation for the six months ended September 30, 2011 was $25,946, a decrease of $245,187 compared to non-cash compensation of $271,133 for the six months ended September 30, 2010.  This decrease was the result of common stock issuances to a consultant group as payment for services rendered during the period ending September 30, 2010.

Depreciation, Depletion, and Amortization

Depreciation, Depletion, and Amortization was $30,304 for the three months ended September 30, 2011, a decrease of $3,400 or approximately 10% compared to $33,807 for the three months ended September 30, 2010.

Depreciation, Depletion, and Amortization was $54,579 for the six months ended September 30, 2011, a decrease of $7,465 or approximately 12% compared to $62,044  for the six months ended September 30, 2010

Interest Expense, net of Interest Income

Interest expense, net of interest income was $135,194 for the three months ended September 30, 2011, an increase of $115,757 compared to interest expense of $19,437 for the three months ending September 30, 2010. This increase is due to the issuance of $450,000 in convertible promissory debentures to two (2) shareholders.

Interest expense, net of interest income was $104,754 for the three months ended September 30, 2011, an increase of $73,097 compared to interest expense of $31,657 for the six months ending September 30, 2010. This increase is due to the issuance of $450,000 in convertible promissory debentures to two (2) shareholders

Net Loss

Our net loss for the three months ended September 30, 2011, was $266,851, a decrease of $447,532 or approximately 267% compared to a net loss of $714,383 during the three months ending September 30, 2010.

Our net loss for the six months ended September 30, 2011, was $295,147, a decrease of $684,572 or approximately 232% compared to a net loss of $979,719 during the six months ending September 30, 2010.

LIQUIDITY AND CAPITAL RESOURCES

The September 30, 2011, financial statements have been prepared assuming the Company will continue as a going concern. However, the Company has incurred a loss of $28,781,509 from inception through September 30, 2011, and has a working capital deficiency of $949,664 and shareholder’s equity of $976,050 as of September 30, 2011. The Company currently has minimal revenue generating operations and expects to incur substantial operating expenses in order to expand its business. As a result, the Company expects to incur operating losses for the foreseeable future.  The Company will continue so seek equity and debt financing to meet our operating losses.  The accompanying consolidated financial statements do not include any adjustments that might become necessary should the Company be unable to continue as a going concern.

Our cash and cash equivalents were $133,042 on September 30, 2011, compared to $212,062 on September 30, 2010. We met our liquidity needs through the issuance of our common stock and notes payable for cash and the revenue derived from our oil and gas operations.

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

Operating activities

The Company had a net loss of $266,851 for the three months ended September 30, 2011 compared to a net loss of $714,383 for the three months ended September 30, 2010. Our net loss for the six months ended September 30, 2011, was $295,147, compared to a net loss of  $979,719 during the six months ending September 30, 2010

Net accounts receivable for the three months ended September 30, 2011 were $29,693 compared to $12,566 for the three months ended September 30, 2010.

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

PART II

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company issued 58,000,000 shares of common stock to consultants for services provided, pursuant to consulting agreements.  The value of these shares in the amount of $80,946,was charged to operations.

The Company issued 117,759,451 shares of common stock for the conversion of notes payable and for the assumption of debt and certain accounts payable.  The value of these shares in the amount of $109,723 has been credited to the note (s) payable and accounts payable.  No gain or loss was recognized on these conversions.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Form 8-K

1. Filed on July 23, 2010, the Company announced the restatement of the previously issued financial statements for the period ended March 31, 2009.

(b) Exhibits

Exhibit Number	Description

3.1	Restated Articles of Incorporation (Incorporated by reference to Exhibit 3.1 to Registration Statement on Form SB-2, Registration No. 33-74240C).*

3.2	Restated Bylaws (Incorporated by reference to Exhibit 3.2 to Registration Statement on Form SB-2, Registration No. 33-74240C).*

3.3	Articles of Incorporation for the State of Nevada. (Incorporated by reference to Exhibit 2.2 to Form 10-KSB filed February 2000)*

3.4	Articles of Merger for the Colorado Corporation and the Nevada Corporation (Incorporated by reference to Exhibit 3.4 to Form 10-KSB filed February 2000)*

3.5	Bylaws of the Nevada Corporation (Incorporated by reference to Exhibit 3.5 to Form 10-KSB filed February 2000)*

4.1	Specimen of Common Stock (Incorporated by reference to Exhibit 4.1 to Registration Statement on Form SB-2, Registration No. 33-74240C).*

4.2	Certificate of Designation of Series and Determination of Rights and Preferences of Series A Convertible Preferred Stock (Incorporated by reference to Exhibit 4.2 to Form 10-KSB filed July 12, 2002.)*

10.1	Incentive Compensation and Employment Agreement for Kent A. Rodriguez (Incorporated by Reference to Exhibit 10.12 of our Form 10-KSB filed July 20, 2001)*

31	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

101.INS	XBRL Instance Document

101SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

____________

*  Incorporated by reference to a previously filed exhibit or report.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Avalon Oil & Gas, Inc.

Date: November 15, 2011	By:	/s/ Kent Rodriguez
Kent Rodriguez,
Chief Executive Officer, Chief Financial and Accounting Officer