Form 10-Q
period 2011-12-31
Avalon Oil & Gas, Inc.
filed 2012-02-14
CIK 918573

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________

FORM 10-Q
____________

☑ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2011

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

655,315,455 shares of the registrant's Common Stock, $0.001 per share, were outstanding as of February 1, 2012.

ITEM 1. FINANCIAL STATEMENTS

Avalon Oil & Gas, Inc.
Consolidated Balance Sheets

	December 31, 2011	March 31, 2011
	(Unaudited)
Assets

Current Assets:
Cash and cash equivalents	$116,529	$311,802
Accounts receivable	29,627	15,258
Notes receivable	9,287	7,857
Deposits and prepaid expenses	160,000
Receivables from joint interests, net of allowance
for doubtful accounts of $135,727 and $178,922	20,000	6,070

Total current assets	335,443	340,987

Notes receivable – Long Term	22,143	29,286
Property and equipment, net	2,456	7,882
Unproven oil & gas properties	1,867,183	1,867,183
Producing oil & gas properties, net	197,488	231,720
Intellectual property rights, net	191,633	223,574

Total Assets	$2,616,346	$2,700,632

See notes to consolidated financial statements

Avalon Oil & Gas, Inc.
Consolidated Balance Sheets (Continued)

	December 31, 2011	March 31, 2011
	(Unaudited)
Liabilities and Stockholders' Equity

Current Liabilities:
Accounts payable and accrued liabilities	600,873	580,506
Accrued payroll - related parties	197,400	185,200
Dividends payable to related party	44,950	48,200
Accrued liabilities to joint interest	12,805	14,532
Notes payable - related party	40,000	-
Notes payable, net of discount	440,357	449,262

Total current liabilities	1,336,385	1,277,700

Long Term Notes payable, net of discount	450,000	296,550
Accrued asset retirement obligation (ARO) liability	83,801	79,454

Total Liabilities	1,870,186	1,653,704

Commitments and contingencies

Stockholders' Equity

Preferred stock, Series A, $.10 par value, 1,000,000 shares authorized; 100 shares issued and outstanding stated at redemption value	500,000	500,000
Common stock, $.001 par value: 3,000,000,000 shares
authorized 655,315,455and 479,556,004 shares issued and
outstanding at December 31, 2011 and March 31, 2011 respectively	655,315	479,556
Additional paid in capital	28,532,244	28,413,734
Common stock subscribed	70,000	140,000
Accumulated deficit	(29,011,399)	(28,486,362)

Total Stockholders’ Equity	746,160	1,046,928

Total Liabilities and Stockholders’ Equity	$2,616,346	$2,700,632

See notes to consolidated financial statements

Avalon Oil & Gas, Inc.
Consolidated Statements of Operations

	For the three	For the three
	Months ended	Months ended
	December 31, 2011	December 31, 2010
	(Unaudited)	(Unaudited)

Oil & Gas Sales	$49,446	$56,935

Operating expenses:
Lease operating expense, severance taxes
and ARO accretion	48,405	53,903
Selling, general and administrative expenses	72,253	214,139
Stock based compensation	10,000	3,500
Depreciation, depletion, and amortization	14,846	27,558

Total operating expenses	145,504	299,100

Operating loss	(96,058)	(242,165)

Other income (expense):

Gain (Loss) on extinguishment of debt	7,000	-

Gain on settlement of accounts payable	-	(2,694)
Interest expense, net	(140,832)	(26,308)

Total other income (expense)	(133,832)	(29,002)

Loss before income tax	(229,890)	(271,167)

Provision for income taxes	-	-

Net Loss	(229,890)	(271,167)

Preferred stock dividends	(10,000)	(10,000)

Net loss attributable to common shareholders	$(239,890)	$(281,167)

Net loss per share - basic and diluted	0.000	(0.001)

Weighted average shares outstanding - basic and diluted	589,161,586	475,839,373

Avalon Oil & Gas, Inc.
Consolidated Statements of Operations

	For the Nine	For the Nine
	Months ended	Months ended
	December 31, 2011	December 31, 2010
	(Unaudited)	(Unaudited)

Oil & Gas Sales	$168,981	$134,916

Operating expenses:
Lease operating expense, severance taxes
and ARO accretion	103,638	111,175
Selling, general and administrative expenses	265,782	781,256
Stock based compensation	35,946	274,633
Depreciation, depletion, and amortization	69,425	89,602

Total operating expenses	474,791	1,256,666

Operating loss	(305,810)	(1,121,750)

Other income (expense):

Gain on sale of well interest	-	22,478
Gain (Loss) on extinguishment of debt	35,531	(110,880)
Gain (Loss) on conversion of notes payable	(9,172)	(2,694)
Gain on settlement of accounts payable	-	19,925
Interest expense, net	(245,586)	(57,965)

Total other income (expense)	(219,227)	(129,136)

Loss before income tax	(525,037)	(1,250,886)

Provision for income taxes	-	-

Net Loss	(525,037)	(1,250,886)

Preferred stock dividends	(30,000)	(30,000)

Net loss attributable to common shareholders	$(555,037)	$(1,280,886)

Net loss per share - basic and diluted	(0.001)	(0.004)

Weighted average shares outstanding - basic and diluted	584,246,445	341,104,308

See notes to consolidated financial statements

Avalon Oil & Gas, Inc.
Consolidated Statement of Cash Flows

	(Unaudited)	(Unaudited)
	For the nine	For the nine
	Months ended	Months ended
	December 31, 2011	December 31, 2010

Cash flows from operating activities:
Net (loss)	$(525,037)	$(1,250,886)
Adjustments to reconcile net loss to net cash used
in operating activities:
Common stock issued for services	35,946	-
(Gain) Loss on estinguishment of debt	(35,531)	110,880
(Gain) on sale of Well interest	-	(22,478)
(Gain) on settlement of debt	7,842	(19,925)
Loss on conversion of notes payable		2,694
Non-cash compensation	-	274,633
Common stock issued for financing fees	-	74,260
Bad debt expense	44,200
Depreciation	5,426	7,425
Depletion	32,058	50,244
Depreciation and ARO liability	2,174	2,172
Amortization of discount on notes payable	188,645	24,319
Amortization of intangible assets	31,941	31,938
Net change in operating assets and liabilities:
Accounts receivable	(14,369)	5,451
Joint interest receivable	(13,930)	(1,616)
Prepaid expenses and deposits	-	1,350
Accounts payable and other accrued expenses	18,640	179,335
Dividends payable to related party	(3,250)	29,500
Due to related party	12,200	55,400
Asset retirement obligation	4,347	4,346

Net cash (used) in operationg activities	(208,698)	(440,958)

Cash flows from investing activities:
Deposit on the purchase of additional assets	(160,000)	-
Principle payments received on notes receivable	5,713	3,571

Net cash provided in investing activities	(154,287)	3,571

See notes to consolidated financial statements

Avalon Oil & Gas, Inc.
Consolidated Statement of Cash Flows (Continued)

	(Unaudited)	(Unaudited)
	For the nine	For the nine
	Months ended	Months ended
	December 31, 2011	December 31, 2010

Cash flows from financing activities:
Proceeds from advances from related party	40,000	13,000
Payments on notes payable - related party	-	(24,000)
Reduction in accountants payable in exchange for common stock	47,712	-
Payments on notes payable	-	(5,000)
Proceeds from notes payable	80,000	47,500
Common stock issued for cash	-	542,600

Net cash provided by financing activities	167,712	574,100

Net (decrease) increase in cash and cash equivalents	(195,273)	136,713

Cash and cash equivalents at beginning of period	311,802	46,522

Cash and cash equivalents at end of period	$116,529	$183,235

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$-	$-
Taxes	$-	$-
Common stock issued in exchange for consulting
services	$35,946	$185,383
Common stock issued for conversion of note payable,
accrued interest, and assumption of debt	$224,219	$406,694
Gain on sale of Well interests	$-	$22,478
Common stock issued in error	$-	$10,000
Gain (Loss) on extinguishment of debt	$35,531	$(110,880)
Gain (Loss) from settlement of debt	$(9,172)	$19,925
Common stock issued for financing fees		$74,260
Common stock issued for directors services		$89,250

See notes to consolidated financial statements

AVALON OIL & GAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For The Three and Nine Month Periods Ended December 31, 2011 and 2010
 (Unaudited)

NOTE 1: DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

Avalon Oil & Gas, Inc. (the "Company") was originally incorporated in Colorado in April 1991 under the name Snow Runner (USA), Inc. The Company was the general partner of Snow Runner (USA) Ltd.; a Colorado limited partnership to sell proprietary snow skates under the name "Sled Dogs" which was dissolved in August 1992. In late 1993, the Company relocated its operations to Minnesota and in January 1994 changed our name to Snow Runner, Inc. In November 1994 we changed our name to the Sled Dogs Company. On November 5, 1997, we filed for protection under Chapter 11 of the U.S. Bankruptcy Code. In September 1998, we emerged from protection of Chapter 11 of the U.S. Bankruptcy Code. In May, 1999, we changed our state of domicile to Nevada and our name to XDOGS.COM, Inc. On July 22, 2005, the Board of Directors and a majority of the Company's shareholders approved an amendment to our Articles of Incorporation to change the Company's name to Avalon Oil & Gas, Inc., and to increase the authorized number of shares of our common stock from 200,000,000 shares to 1,000,000,000 shares par value of $0.001, and engage in the acquisition of producing oil and gas properties. . On November 16, 2011, a majority of the Company's shareholders approved an amendment to our Articles of Incorporation to increase the authorized number of shares of our common stock from 1,000,000,000 shares to 3,000,000,000 shares par value of $0.001

The Company is currently in the process of raising funds to acquire oil and gas properties and related oilfield technologies, which the Company plans to develop into commercial applications.

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

On September 22, 2007 the Company entered into an agreement with respect to its purchase of a 75.6% interest in Oiltek, Inc. (Oiltek) for $50,000 and the right of Oiltek to market Avalon's intellectual property. Oiltek is consolidated in these financial statements with a non-controlling interest shown.

AVALON OIL & GAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For The Three and Nine Month Periods Ended December 31, 2011 and 2010
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

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (which include only normal recurring adjustments) necessary to present fairly the balance sheets of Avalon Oil and Gas Inc. and subsidiaries as of December 31, 2011 and the results of their operations for the three month and nine months ended December 31, 2011 and 2010, and cash flows for the nine months ended December 31, 2011 and 2010 are not necessarily indicative of the results to be expected for the entire year.

Principles of consolidation

The consolidated financial statements include the accounts of the Company  and The Company’s subsidiary Oiltek, Inc. All significant inter-company items have been eliminated in consolidation.

Going Concern

The December 31, 2011, financial statements have been prepared assuming the Company will continue as a going concern. However, the Company has incurred a loss of $29,011,399 from inception through December 31, 2011, and has a working capital deficiency of $1,000,942 and stockholders’ equity of $746,160 as of December 31, 2011. The Company currently has minimal revenue generating operations and expects to incur substantial operating expenses in order to expand its business. As a result, the Company expects to incur operating losses for the foreseeable future.  The Company will continue so seek equity and debt financing to meet our operating losses.  The accompanying consolidated financial statements do not include any adjustments that might become necessary should the Company be unable to continue as a going concern.

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

AVALON OIL & GAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For The Three and Nine Month Periods Ended December 31, 2011 and 2010
 (Unaudited)

Cash and Cash Equivalents

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

Accounts Receivable

Management periodically assesses the collectability of the Company's accounts receivable. Accounts determined to be uncollectible are charged to operations when that determination is made. The Company had an allowance of $-0-and $-0- for accounts receivable from the joint working interests, respectively for the nine month periods ending December 31, 2010 and three months ended March 31, 2011.

Oil and Natural Gas Properties

The Company follows the full cost method of accounting for natural gas and oil properties.  Under the full cost concept, all costs incurred in acquiring, exploring, and developing properties cost center are capitalized when incurred and are amortized as mineral reserves in the cost center are produced, subject to a limitation that the capitalized costs not exceed the value of those reserves.  The unamortized costs relating to a property that is surrendered, abandoned, or otherwise disposed of are accounted for as an adjustment of accumulated amortization, rather than as a gain or loss that enters into the determination of net income, until all of the properties constituting the amortization base are disposed of, at which point gain or loss is recognized. all acquisition, exploration, and development costs are capitalized. The Company capitalizes all internal costs, including: salaries and related fringe benefits of employees directly engaged in the acquisition, exploration and development of natural gas and oil properties, as well as other identifiable general and administrative costs associated with such activities.  During the nine month periods ending December 31, 2011 and 2010, no acquisition costs were capitalized. Oil and natural gas properties are reviewed for recoverability at least annually or when events or changes in circumstances indicate that its carrying value may exceed future undiscounted cash inflows. As of December 31, 2011 and 2010, the Company had not identified any such impairment.

AVALON OIL & GAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For The Three and Nine Month Periods Ended December 31, 2011 and 2010
 (Unaudited)

Other Property and Equipment

Other property and equipment is reviewed for recoverability when events or changes in circumstances indicate that its carrying value may exceed future undiscounted cash inflows. As of December 31, 2011 and 2010, the Company had not identified any such impairment. Repairs and maintenance are charged to operations when incurred and improvements and renewals are capitalized.

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

There was not any impairment loss for the three and nine month periods ending December 31, 2011 and December 31, 2010.

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
For The Three and Nine Month Periods Ended December 31, 2011 and 2010
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
For The Three and Nine Month Periods Ended December 31, 2011 and 2010
 (Unaudited)

Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent period in which the threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not criteria should be de-recognized in the first subsequent financial reporting period in which the threshold is no longer met.

Revenue Recognition

In accordance with the requirements ASC topic 605 "Revenue Recognition", revenues are recognized at such time as (1) persuasive evidence of an arrangement exists, (2) delivery has occurred or services have been rendered, (3) the seller's price to the buyer is fixed or determinable and (4) collectability is reasonably assured. Specifically, oil and gas sales are recognized as income at such time as the oil and gas are delivered to a viable third party purchaser at an agreed price. Interest income is recognized as it is earned.

Long-Lived Assets

Equipment is stated at acquired cost less accumulated depreciation.  Office equipment is depreciated on the straight-line basis over the estimated useful lives (five to seven years).

Impairment of long-lived assets is recognized when events or changes in circumstances indicate that the carrying amount of the asset or related group of assets may not be recoverable.  If the expected future undiscounted cash flows are less than the carrying amount of the asset, an impairment loss is recognized at that time.  Measurement of impairment may be based upon appraisal, market value of similar assets or discounted cash flows. There was no impairment for the three and nine month periods ended December 31, 2010 and December 31, 2011.

Recently enacted accounting standards

In the first nine months of 2011, The Financial Accounting Standards Board (“FASB”) has issued ASU No. 2011-02 through ASU 2011-12, which are not expected to have a material impact on the consolidated financial statements upon adoption.

AVALON OIL & GAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For The Three and Nine Month Periods Ended December 31, 2011 and 2010
(Unaudited)

NOTE 2:   RECEIVABLE FROM JOINT INTERESTS

The Company is the operator of certain wells acquired in the Expanded Bedford Agreement (see note 4).  Pursuant to a joint interest operating agreement (the “Joint Interest Agreement”), the Company charges the other owners of the Grace Wells for their pro-rata share of operating and workover expenses.  These receivables are carried on the Company’s balance sheet as Receivable from Joint Interests. At December 31, 2011 and March 31, 2011, the amount of these receivables is $155,750 and $184,992 respectively.  During year ended March 31, 2011 and the nine months ended December 31, 2011, the Company deemed the collectability of the receivable from joint interests in the amount of $135,727 and $178,922 respectively as unlikely.  As a result, the Company reversed $43,195 of previous bad debt expense to operations during the nine months ended December 31, 2011.

NOTE 3: INTELLECTUAL PROPERTY RIGHTS

A summary of the intellectual property rights at December 31, 2011 and March 31, 2011, are as follows:

	December 31, 2011	March 31, 2011
	(Unaudited)
Ultrasonic Mitigation Technology	$425,850	$425,850
Less: accumulated amortization	(234,177)	(202,276)
Total	$191,673	$223,574

Amortization expense for the three month and nine month period ended December 31, 2011 and 2010 was $10,649 and $31,941respectively.

NOTE 4: OIL AND GAS PROPERTY ACTIVITY

The table below shows the Company’s working interests in the Grace Wells as of December 31, 2011.  There were not any additional acquisitions during the nine month period ended December 31, 2011.

Well	Working Interest
Grace #1	65.25%
Grace #2	55.75%
Grace #3	64.00%
Grace #5A	52.00%
Grace #6	58.00%

AVALON OIL & GAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For The Three and Nine Month Periods Ended December 31, 2011 and 2010
 (Unaudited)

NOTE 4: OIL AND GAS PROPERTY ACTIVITY (Continued)

Producing oil and gas properties consist of the following at December 31, 2011and March 31, 2011:

	December 31, 2011	March 31, 2011
Lincoln County, Oklahoma	$67,565	$67,565
Other properties, net	1,049,513	1,049,514
Asset retirement obligation	47,812	49,260
Property impairments	(481,072)	(481,072)
Less: Depletion	(486,331)	(453,547)
Net	$197,487	$231,720

NOTE 5: ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consisted of the following:

	December 31, 2011	March 31, 2011
	(Unaudited)
Accounts payable	$453,560	$483,533
Accrued interest	147,313	96,973
Total	$600,873	$580,506

NOTE 6: NOTES PAYABLE

Notes Payable are summarized as follows:

	Note	Unamortized	Net of
March 31, 2011:	Amount	Discounts	Discount
Notes payable – long-term portion	$450,000	$(153,450)	$296,550
Notes payable – current portion	482,500	(33,238)	449,262
Total	$932,500	$(186,688)	$745,812

AVALON OIL & GAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For The Three and Nine Month Periods Ended December 31, 2011 and 2010
(Unaudited)

	Note	Unamortized	Net of
December 31, 2011 (Unaudited):	Amount	Discounts	Discount
Notes payable – long-term portion	$450,000	$(0)	$450,000
Notes payable – current portion	472,000	(31,643)	440,357
Total	$922,000	$(31,643)	$890,357

	Nine months ended December 31,
	2011	2010
	(Unaudited)
Discount on Notes Payable amortized to interest expense	$188,645	$24,319

	Three months ended December 31,
	2011	2010
	(Unaudited)
Discount on Notes Payable amortized to interest expense	$122,922	$20,561

NOTE 7: RELATED PARTY TRANSACTIONS

Promissory Notes

During the nine months ended December 31, 2011, an Officer of the Company loaned the Company $5,000 and $35,000.  Both notes mature on December 15, 2012 and are interest free.

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

During the three months and nine months ended December 31, 2011 and 2010, the Company incurred $10,000 and $30,000 respectively in preferred stock dividends.

The holders of the Series A Preferred Stock have the right to convert all of the shares of preferred stock into a sufficient number of shares of common stock to equal 40% of the then fully-diluted shares outstanding. Fully diluted shares outstanding is computed as the sum of the number of shares of common stock outstanding plus the number of shares of common stock issuable upon exercise, conversion or exchange of outstanding options, warrants, or convertible securities.

AVALON OIL & GAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For The Three and Nine Month Periods Ended December 31, 2011 and 2010
(Unaudited)

Employment Agreements

KENT RODRIGUEZ

In 2009, Mr. Rodriguez, our President, was under an employment agreement dated April 1, 2008 that expires on March 31, 2013, pursuant to which he was compensated at an annual rate of $120,000. On April 1, 2011 Mr. Rodriguez voluntarily reduced his compensation to an annual rate of $48,000, subject to an increase by the Company’s Board of Directors.  The Company charged to operations the amount of $12,000 and $36,000 for the three month and nine month periods ended December 31, 2011 and $30,000 and $90,000 for the three and nine month periods ended December 31, 2010, in annual salary for Mr. Rodriguez, of which $24,200 was paid to him during the nine month period ending December 31 2011, and $32,600 during the nine month period ending December 31, 2010.  As of December 31, 2011, and March 31, 2011, the balances of accrued and unpaid salaries were $197,400, and $185,200.

NOTE 8: INCOME TAXES

Deferred income taxes result from the temporary difference arising from the use of accelerated depreciation methods for income tax purposes and the straight-line method for financial statement purposes, and an accumulation of New Operating Loss carryforwards for income tax purposes with a valuation allowance against the carryforwards for book purposes.

In assessing the value of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Included in deferred tax assets are Federal and State net operating loss carryforwards of approximately $7,500,000, which will expire beginning in 2028.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon our cumulative losses through December 31, 2011, we have provided a valuation allowance reducing the net realizable benefits of these deductible differences to $0 at December 31, 2011.  The amount of the deferred tax asset considered realizable could change in the near term if projected future taxable income is realized.  Due to significant changes in the Company's ownership, the Company's future use of its existing net operating losses may be limited.

NOTE 9: STOCKHOLDERS' EQUITY

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock, par value $0.10 per share.  As of December 31, 2011 and March 31, 2011, the Company has 100 shares of preferred stock issued and outstanding.

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

AVALON OIL & GAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For The Three and Nine Month Periods Ended December 31, 2011 and 2010
(Unaudited)

During the nine months ended December 31, 2011and December 31, 2010, the Company incurred $30,000 in preferred stock dividends, and paid $33,250 and $500 respectively.  As of December 31, 2011 and March 31, 2011, dividends in the amount of $44,950 and $48,200 have not been paid, and are carried on the Company’s balance sheet as Dividends Payable to Related Party.

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

Common Stock

The Company has authorized 3,000,000,000 shares of common stock with a par value of $0.001 per share.  As of December 31, 2011 and March 31, 2011, the Company had 655,315,455 and 479,556,004 shares of common stock issued and outstanding, respectively.

Common stock issuances during the nine month period ended December 31, 2011:

The Company issued 28,000,000 shares of common stock to consultants for services provided, pursuant to consulting agreements.  The value of these shares in the amount of $39,200, or $0.0014 per share was charged to operations.

The Company issued 147,759,451 shares of common stock for the conversion of notes payable and for the assumption of debt and certain accounts payable.  The value of these shares in the amount of $154,723 has been credited to the notes payable and accounts payable.  No gain or loss was recognized on the conversions.

Options

There are no stock options outstanding.

AVALON OIL & GAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For The Three and Nine Month Periods Ended December 31, 2011 and 2010
(Unaudited)

Warrants

The following table summarizes the warrants outstanding and the related prices for the shares of the Company’s common stock issued to non-employees of the Company at  December 31, 2011:

Warrants Outstanding			Warrants Exercisable
		Weighted Average			Weighted Average
Exercise	Number	Remaining Contractual	Weighted Average	Number	Remaining Contractual
Prices	Outstanding	Life (years)	Exercise Price	Exercisable	Life (years)
$0.10	500,000	0.62	$0.10	500,000	0.62
0.20	125,000	1.69	0.20	125,000	1.69
0.60	150,000	1.96	0.60	150,000	1.96
	775,000	1.05		775,000	1.05

Transactions involving warrants are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at March 31, 2011	775,000	$0.21
Granted	-	-
Exercised	-	-
Cancelled or expired	-	-
Outstanding at December 31, 2011	775,000	$0.21

NOTE 10: EARNINGS PER SHARE

ASC 260-10-45 requires a reconciliation of the numerator and denominator of the basic and diluted earnings per share (EPS) computations. As the Company is in a loss position during the nine months ended December 31, 2011 and December 31, 2010 there is no dilutive effect included.

NOTE 11: COMMITMENTS AND CONTINGENCIES

Commitments and contingencies through the date of these financial statements were issued have been considered by the Company and none were noted which were required to be disclosed.

NOTE 12:  SUBSEQUENT EVENTS

The Company has evaluated events subsequent to December 31, 2011 to assess the need for potential recognition or disclosure in the report.  Such events were evaluated through the date of that these financial statements were issued and has determined that there are no such events that are material to the financial statements, or all such material events have been fully disclosed.

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

In September 1998, we emerged from protection of Chapter 11 of the U.S. Bankruptcy Code. In May 1999, we changed our state of domicile to Nevada and our name to XDOGS.COM, Inc. In August 2000, following our bankruptcy, we made a decision to re-focus to a traditional wholesale to retail distributor, and obtained the exclusive North American rights to distribute high-end European outdoor apparel and equipment. We first intended to exploit these rights over the Internet under the name XDOGS.COM, Inc. However, due to the general economic conditions and the ensuing general downturn in e-commerce and internet-based businesses, we decided that to best preserve our core assets we would need to adopt a more traditional strategy. Thus, we abandoned this approach and to better reflect our new focus, we changed our name to XDOGS, Inc. On July 22, 2005, the Board of Directors and a majority of the Company's shareholders approved an amendment to our Articles of Incorporation to change the Company's name to Avalon Oil & Gas, Inc. ("Avalon"), and to increase the authorized number of shares of our common stock from 200,000,000 shares to 1,000,000,000 shares, par value $0.001, and engage in the acquisition of producing oil and gas properties.  . On November 16, 2011, a majority of the Company's shareholders approved an amendment to our Articles of Incorporation to increase the authorized number of shares of our common stock from 1,000,000,000 shares to 3,000,000,000 shares par value of $0.001

Acquisition Strategy

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

The Company has reached an agreement to purchase a 13.50% working interest in the Grace # 1, a 22.50% working interest in the Grace # 2, a 14.50% working interest in the Grace # 3, an 11.50% working interest in the Grace # 5A, and a 21.50% working interest in the Grace #6, for $43,837.50, from 17 working interest owners.  We closed this purchase in January, 2011.

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

The December 31, 2011, financial statements have been prepared assuming the Company will continue as a going concern. However, the Company has incurred a loss of $29,011,399 from inception through December 31, 2011, and has a working capital deficiency of $1,000,942 as of December 31, 2011.  Stockholders’ equity as of December 31, 2011, is $746,160. The Company currently has minimal revenue generating operations and expects to incur substantial operating expenses in order to expand its business. As a result, the Company expects to incur operating losses for the foreseeable future.  The accompanying consolidated financial statements do not include any adjustments that might become necessary should the Company be unable to continue as a going concern.

Financing Activities

We have been funding our obligations through the issuance of our Common Stock for services rendered and for notes payable owed or for cash in private placements. The Company may seek additional funds in the private or public equity or debt markets in order to execute its plan of operation and business strategy. There can be no assurance that we will be able to attract capital or obtain such financing when needed or on acceptable terms in which case the Company's ability to execute its business strategy will be impaired.

Results of Operations

Three and nine months ended Decmeber31, 2011 compared to the three and nine months ended December 31, 2010:

Revenues

Revenues for the three months ended December 31, 2011 were $49,446, a decrease of $7,489 or approximately 13% compared to revenue of $56,935 for the three months ended December 31, 2010.  Revenues from the sale of oil and gas decreased as a result of the lower market price for natural gas.

Revenues for the nine months ended December 31, 2011 were $168,981, an increase of $34,065 or approximately 25% compared to revenue of $134,916 for the nine months ended December 31, 2010.  Revenues from the sale of oil and gas increased as a result of the higher market price for oil and the Company’s decision to put the Grace Wells into production.

Lease Operating Expenses

During the three months ended December 31, 2011, our lease operating expenses were $48,405, a decrease of $5,498 or approximately 10% compared to $53,903 for the three months ended December 31, 2010.

During the nine months ending December 31, 2011, our lease operating expenses were $103,638, a decrease of $7,537 or approximately 7% compared to $111,175 for the nine months ended December 31, 2010.

Selling, General, and Administrative Expenses

Selling, general and administrative expenses for the three months ended December 31, 2011 were $72,253 a decrease of $141,886 or approximately 66% compared to selling, general and administrative expenses of $214,139 during the three months ended December 31, 2010.   Selling, general and administrative expenses for the three months ended December 31, 2011 consisted primarily of payroll and related costs of $12,000; legal and accounting fees in the amount of $9,440; travel and entertainment expenses of $6,827; dividend expense of $10,000; office expenses of $2,679; facilities costs in the amount of $14,215; consulting expense of $11,445; and investor relations costs of $1,461.

Selling, general and administrative expenses for the nine months ended December 31, 2011 were $265,782 a decrease of $515,474 or approximately 66% compared to selling, general and administrative expenses of $781,256, during the nine months ended December 31, 2010.   Selling, general and administrative expenses for the nine months ended December 2011 consisted primarily of payroll and related costs of $36,000; legal and accounting fees in the amount of $44,142; travel and entertainment expenses of $35,923; dividend expense of $30,000; office expenses of $11,377; facilities costs in the amount of $31,783 and consulting expense of $76,508.

Stock Based Compensation

Non-cash compensation for the three months ended December 31, 2011 was $10,000, a decrease of $6,500 compared to non-cash compensation of $3,500 for the three months ended December 31, 2010.

Non-cash compensation for the nine months ended December 31, 2011 was $35,946, a decrease of $238,687 compared to non-cash compensation of $274,633 for the nine months ended December 31, 2010.  This decrease was the result of common stock issuances to a consultant group as payment for services rendered during the period ending December 31, 2010.

Depreciation, Depletion, and Amortization

Depreciation, Depletion, and Amortization was $14,846 for the three months ended December 31, 2011, a decrease of $12,712 or approximately 46% compared to $27,558 for the three months ended December 31, 2010.

Depreciation, Depletion, and Amortization was $69,425 for the nine months ended December 31, 2011, a decrease of $20,177 or approximately 23% compared to $89,602 for the nine months ended December 31, 2010

Interest Expense, net of Interest Income

Interest expense, net of interest income was $140,832 for the three months ended December 31, 2011, an increase of $114,524 compared to interest expense of $26,308 for the three months ending December 31, 2010. This increase is due to the issuance of $450,000 in convertible promissory debentures to two (2) shareholders.

Interest expense, net of interest income was $245,586 for the nine months ended December 31, 2011, an increase of $187,621 compared to interest expense of $57,965 for the nine months ending December 31, 2010. This increase is due to the issuance of $450,000 in convertible promissory debentures to two (2) shareholders

Net Loss

Our net loss for the three months ended December 31, 2011, was $229,890, a decrease of $41,277 or approximately 15% compared to a net loss of $271,167 during the three months ending December 31, 2010.

Our net loss for the nine months ended December 31, 2011, was $525,037, a decrease of $725,849 or approximately 58% compared to a net loss of $1,250,886 during the nine months ending December 31, 2010.

LIQUIDITY AND CAPITAL RESOURCES

The December 31, 2011, financial statements have been prepared assuming the Company will continue as a going concern. However, the Company has incurred a loss of $29,011,399 from inception through December 31, 2011, and has a working capital deficiency of $1,000,942 and Stockholders’ equity of $746,160 as of December 31, 2011. The Company currently has minimal revenue generating operations and expects to incur substantial operating expenses in order to expand its business. As a result, the Company expects to incur operating losses for the foreseeable future.  The Company will continue so seek equity and debt financing to meet our operating losses.  The accompanying consolidated financial statements do not include any adjustments that might become necessary should the Company be unable to continue as a going concern.

Our cash and cash equivalents were $116,529 on December 31, 2011, compared to $311,802 on December 31, 2010. We met our liquidity needs through the issuance of our common stock and convertible notes payable for cash and the revenue derived from our oil and gas operations.

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

Operating activities

The Company had a net loss of $229,890 for the three months ended December 31, 2011 compared to a net loss of $271,167 for the three months ended December 31, 2010. Our net loss for the nine months ended December 31, 2011, was $525,037, compared to a net loss of $1,250,886 during the nine months ending December 31, 2010, due to a reduction in expense in for the issuance of stock for consulting services.

Net accounts receivable for the nine months ended December 31, 2011 were $29,627 compared to $15,258 for the nine months ended December 31, 2010.

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

Recently enacted accounting standards

In the first nine months of 2011, The Financial Accounting Standards Board (“FASB”) has issued ASU No. 2011-02 through ASU 2011-12, which are not expected to have a material impact on the consolidated financial statements upon adoption.

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

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company issued 58,000,000 shares of common stock to consultants for services provided, pursuant to consulting agreements.  The value of these shares was $80,946, and was charged to operations.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On November 16, 2011, a majority of the Company's shareholders approved an amendment to our Articles of Incorporation to increase the authorized number of shares of our common stock from 1,000,000,000 shares to 3,000,000,000 shares par value of $0.001

ITEM 5. OTHER INFORMATION

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

Avalon Oil & Gas, Inc.

Date: February 14, 2012	By:	/s/ Kent Rodriguez
Kent Rodriguez
Chief Executive Officer
Chief Financial and Accounting Officer