Form 10-K
period 2012-03-31
Avalon Oil & Gas, Inc.
filed 2012-07-13
CIK 918573

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended March 31, 2012

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  ☐ Yes   ☑ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☑ Yes    ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐ Yes       ☑ No

927,297,330  shares of our common stock were issued and outstanding as of July 13, 2012.

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

ITEM 1. BUSINESS

Business Development

We were originally incorporated in Colorado in April 1991 under the name Snow Runner (USA), Inc. We were the general partner of Snow Runner (USA) Ltd., a Colorado limited partnership formed to sell proprietary snow skates under the name "Sled Dogs" which was dissolved in August 1992. In late 1993, we relocated our operations to Minnesota and in January 1994 changed our name to Snow Runner, Inc. In November 1994 we changed our name to the Sled Dogs Company. On November 5, 1997, we filed for protection under Chapter 11 of the U.S. Bankruptcy Code.

In September 1998, we emerged from protection of Chapter 11 of the U.S. Bankruptcy Code. In May, 1999, we changed our state of domicile to Nevada and our name to XDOGS.COM, Inc. In August 2000, following our bankruptcy, we made a decision to re-focus to a traditional wholesale to retail distributor, and obtained the exclusive North American rights to distribute high-end European outdoor apparel and equipment. We first intended to exploit these rights over the Internet under the name XDOGS.COM, Inc. However, due to the general economic conditions and the ensuing general downturn in e-commerce and internet-based businesses, we decided that to best preserve our core assets we would need to adopt a more traditional strategy. Thus, we abandoned this approach and to better reflect our new focus, we changed our name to XDOGS, Inc. On July 22, 2005, the Board of Directors and a majority of the Company's shareholders approved an amendment to our Articles of Incorporation to change the Company's name to Avalon Oil & Gas, Inc. ("Avalon"), and to increase the authorized number of shares of our common stock from 200,000,000 shares to 1,000,000,000 shares, par value of $0.001, and engage in the acquisition of producing oil and gas properties.  On November 16, 2011, a majority of the Company's shareholders approved an amendment to our Articles of Incorporation to increase the authorized number of shares of our common stock from 1,000,000,000 shares to 3,000,000,000 shares par value of $0.001.

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

We also purchased a 5.75% working interest in the Grace # 1, a 6.25% working interest in the Grace # 2, an 8.5% working interest in the Grace# 3, a 4.50% working interest in the Grace# 5A and a 3.50% working interest in the Grace# 6, during the year ended March 31, 2011 by issuing 294,000 shares of common stock to two (2) working interest owners.

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

PATENTS, TRADEMARKS, AND PROPRIETARY RIGHTS

On May 17, 2006, The Company signed a strategic alliance agreement with Innovaro Corporation, a technology transfer company to build a portfolio of new technologies for the oil and gas industry.

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

EMPLOYEES

As of March 31, 2012 we had two full time employees, our President, Kent Rodriguez and an administrative assistant. The Board retains consultants and advisors on as needed basis.  They are compensated with cash and also with  the issuance of the Company’s common stock. We also have three part time employees at this time.

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

During the past several years, we have attempted, without success, to generate revenues and profits. For the year ended March 31, 2012, we incurred a net loss of $737,154. There can be no assurance that we will ever be profitable.

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

Our Common Stock is traded on the OTCQB and OCTBB.  The prices quoted may not reflect the price at which you can resell your shares. Because of the low price of our stock, we are subject to particular rules of the U.S. Securities and Exchange Commission that make it difficult for stock brokers to solicit customers to purchase our stock. This reduces the number of potential buyers of our stock and may reduce the value of your shares. There can be no assurance that a trading market for our stock will continue or that you will ever be able to resell your shares at a profit, or at all.

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

We increased our working interest in the Grace #2 from 2.5% to 7.5%; and increased our net revenue interest to 11.95%. We initially acquired our working interest in the Grace #2 well in June, 2008.  We also acquired acquiring a 10% working interest and 13.825% net revenue interest in the Grace #1, Grace #3, Grace #5A and Grace #6 wells and a 50% working interest in a salt water disposal well and offset and development acreage in the two quarter sections (320 acres)  adjoining the Grace Wells in the East Chandler Field.

The table below shows the Company’s working interests in the Grace Wells as of March 31, 2012:

Well	March 31, 2011 and 2012 Working Interest

Grace #1	65.25%
Grace #2	55.75%
Grace #3	64.00%
Grace #5A	52.00%
Grace #6	58.00%

ITEM 3.  LEGAL PROCEEDINGS

The Company is not a party to any legal proceedings that would have a material effect on the Company’s operations.

ITEM 4.  MINE SAFETY DISCLOSURE (Not applicable)

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a) Principal Market or Markets

Effective with the close of business on June 19, 1997, our Common Stock was delisted from the NASDAQ Small Cap Market. In June of 1997, our Common Stock began trading on the NASD Over-the-Counter Bulletin Board ("OTCBB")..  Since April 2010 our Common Stock has traded and continues to trade on the electronic OTCQB and OTCBB market.  Market makers and other dealers provided bid and ask quotations of our Common Stock. We trade under the symbol "AOGN".

The table below represents the range of high and low bid quotations of our Common Stock as reported during the reporting period herein. The following bid price market quotations represent prices between dealers and do not include retail markup, markdown, or commissions; hence, they may not represent actual transactions.

Per Share Common Stock Bid Prices by Quarter For the Two Most Recent Fiscal Years
	High	Low
Quarter Ended March 31, 2012	$0.0029	$0.0004
Quarter Ended December 31, 2011	$0.0065	$0.0035
Quarter Ended September 30, 2011	$0.0090	$0.0065
Quarter Ended June 30, 2011	$0.0013	$0.0065
Quarter Ended March 31, 2011	$0.0090	$0.0065
Quarter Ended December 31, 2010	$0.0135	$0.0060
Quarter Ended September 30, 2010	$0.0030	$0.0150
Quarter Ended June 30, 2010	$0.0130	$0.0040

As of June 30, 2012, 927,297,330 shares of our Common Stock were outstanding and the number of holders of record of our Common Stock at that date was approximately 1443. However, we estimate that there are a significantly greater number of shareholders because a substantial number of our shares are held in nominee names by brokerage firms.

(b) Dividends

No dividends on the Common Stock were paid by us during the fiscal year ended March 31, 2012, or the fiscal year ended 2011, nor do we anticipate paying dividends on Common Stock in the foreseeable future. Holders of Common Stock are entitled to receive such dividends as may be declared by our Board of Directors.

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

RECENT SALES OF UNREGISTERED SECURITIES

The Company sold the following unregistered securities between January 1, 2012 and March 31, 2012:

The Company issued 10,000,000 shares of common stock to consultants for services provided, pursuant to consulting agreements.  The value of these shares in the amount of $10,000, or $0.001 per share was charged to operations.

The Company issued 250,019,104 shares of common stock for the conversion of notes payable and for the assumption of debt and certain accounts payable.  The value of these shares in the amount of $185,923 has been credited to the notes payable and accounts payable.  No gain or loss was recognized on the conversions.

All other unregistered securities sold by the Company during the past three years, but prior to January 1, 2012, have been included in the Company's 10-Q filings.

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

For the year ended March 31, 2012 compared to the year ended March 31, 2011

Revenues

Revenues for the year ended March 31, 2012 were $253,882, an increase of $65,969 or approximately 35% compared to revenue of $187,913 for the year ended March 31, 2011.  Revenues from the sale of oil and gas increased as a result of the increased gas production from the wells in the Grace Field, and an increase in the market price of oil.

Lease Operating Expenses

During the year ending March 31, 2012, our lease operating expenses were $128,871, a decrease of $21,437 or approximately 14% compared to $150,308 for the year ended March 31, 2011.  This decrease was the result of the less workover expense on the Grace Wells.

Selling, General, and Administrative Expenses

Selling, general and administrative expenses for the year ended March 31, 2012 were $492,838 a decrease of $394,572, or approximately 44% compared to selling, general and administrative expenses of $887,410 during the year ended March 31, 2011.   Selling, general and administrative expenses for 2012 consisted primarily of payroll and related costs of $54,937; legal and accounting fees in the amount of $109,509; facilities costs in the amount of $53,798; investor relations costs of $13,575;  travel and entertainment expenses of $54,934; office expenses of $17,641 and consulting fees in the amount of $115,649.

Stock-based Compensation

Stock-based compensation for the year ended March 31, 2012 was $45,946, a decrease of $198,187 or approximately 81% compared to non-cash compensation of $244,133 for the year ended March 31, 2011.  This decrease was the result of less common stock issuances to outside consultants as payment for services rendered.

Depreciation, Depletion, and Amortization

Depreciation, Depletion, and Amortization were $69,979 for the year ended March 31, 2012 a decrease of $30,890 or approximately 31% compared to $100,869 for the year ended March 31, 2011, due to a decrease in the depletion allowance.

Gain on Sale of Property

During the year ended March 31, 2012, the Company did not sell any oil and gas properties.  During the year ended March 31, 2011, the Company sold an oil and gas property for a gain of $22,478.

Gain on Settlement of Debt

During the year ended March 31, 2012, the Company had a one time gain on the settlement of debt in the amount of $35,531.

During the year ended March 31, 2011, Company agreed to issue 60,000,000 shares of common stock for the assumption of $228,759 of accounts payable and the conversion of notes payable and accrued interest in the amount of $1,166.  This resulted in a gain on settlement of accounts payable in the amount of $19,925.

Loss of Extinguishment of Debt

During the year ended March 31, 2011, Jill Allison, Vice President of the Company, forgave her accrued payroll in the amount of $27,168.  This resulted in a gain on extinguishment of debt in the amount of $27,168.

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

Interest Expense, net of Interest Income

Interest expense, net of interest income of $289,761 for the year ended March 31, 2012, an increase of $212,320 or approximately 274%  compared to interest expense, net of $77,441 for the year ended March 31, 2011. This increase is due to an increase in notes payable and the amortization of the discount on the promissory notes issued by the Company.

Net Loss

For the reasons stated above, our net loss for the year ended March 31, 2012, was $737,154 , a decrease of $579,097  or approximately 44% compared to a net loss of $1,316,251 during the year ended March 31, 2011.

Liquidity and Capital Resources

Going Concern

The March 31, 2012, financial statements have been prepared assuming the Company will continue as a going concern. However, the Company has incurred a loss of $29,223,516 from inception through March 31, 2012, and has a working capital deficiency of $1,123,896, and stockholders’ equity of $587,993, respectively, at March 31, 2012. The Company currently has minimal revenue generating operations and expects to incur substantial operating expenses in order to expand its business. As a result, the Company expects to incur operating losses for the foreseeable future.  The accompanying consolidated financial statements do not include any adjustments that might become necessary should the Company be unable to continue as a going concern.

Our cash and cash equivalents were $114,533 on March 31, 2012, compared to $311,802 on March 31, 2012. We met our liquidity needs through the issuance of our common stock and convertible notes payable for cash and the revenue derived from oil and gas operations.

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

Operating activities

Net cash used by operating activities for the year ended March 31, 2012 was $430,338, compared to $701,250 used in the year ended March 31, 2011.

The Company had a net loss of $737,154 for the year ended March 31, 2012, compared to a net loss of $1,316,251 for the year ended March 31, 2011.  Net accounts receivable for the year ended March 31, 2012 were $33,958 compared to $15,258 for the year ended March 31, 2011.

Investing activities

For the twelve months ended March 31, 2012 we used $152,143 in investing activities compared to $82,070 in the twelve months ended March 31, 2011.  The primary use of cash for investing activities in 2012 was a deposit of $160,000 made for the purchase of oil and gas producing properties in Western Oklahoma.

Financing activities

Our financing activities for the year ended March 31, 2012 provided cash of $385,212 as compared to $1,048,600 for the year ended March 31, 2011. We plan to raise additional capital during the coming fiscal year.  Cash generated by financing activities primarily consisted of $322,500 from the issuance of convertible promissory notes.

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

Recently enacted accounting standards

During the year, The Financial Accounting Standards Board (“FASB”) has issued ASU No. 2011-02 through ASU 2011-12, which are not expected to have a material impact on the consolidated financial statements upon adoption.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Material Commitments

We have no material commitments during the next twelve (12) months.

Purchase of Significant Equipment

During the twelve months ended March 31, 2012 and March 31, 2011, we used $0 for the purchase of equipment.

ITEM 8.   FINANCIAL STATEMENTS.

Our audited Financial Statements begin on page F-1.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Our principal executive and financial officers, after evaluating the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of March 31, 2012, have concluded that as of March 31, 2012, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is accumulated and communicated to our management, including our Chief Executive Officer, as appropriate to allow timely decisions regarding required disclosure, and (ii) is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms.

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

Our management assessed the effectiveness of our internal control over financial reporting as of March 31, 2012 based upon the criteria set forth in the Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

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

We believe that our internal controls are adequate

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting identified during our year ended March 31, 2012, which have materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our Directors and Executive Officers are shown below:

Name	Age	Position

Kent Rodriguez	52	Chief Executive Officer, President, Secretary, and Principal Financial Officer
Jill Allison	48	Director
Douglas Barton	72	Director
Rene Haeusler	56	Director

Each Director is serving a term of office, which will continue until the next annual meeting of shareholders and until the election and qualification of his respective successor.

KENT RODRIGUEZ

Mr. Rodriguez joined the Company as Chief Executive Officer, Secretary, and Principal Financial Officer in May 2009. Since 1995, he has been the Managing Partner of Weyer Capital Partners, a Minneapolis-based venture capital corporation. From 1985 to 1995, he was employed by the First National Bank of Elmore, Elmore, Minnesota, in various capacities. He has a B.A. degree in Geology from Carleton College, and an Executive MBA from the Harvard Business School.

JILL ALLISON

Ms. Allison joined the Company as a Director in June 2006. She has over 20 years of diversified management experience in business development and technology commercialization. Prior to joining Avalon, Ms. Allison managed a technology strategy consulting practice with focus in the market convergence of physical and IT security industries. Her venture development background includes market leadership positions with Monsanto, Iridian Technologies, Pinkertons and Cylink Corporation. She holds a B.A. in Economics from Gustavus Adolphus College; a Master's in International Management (MIM) in Marketing from the American Graduate School of International Management (Thunderbird), Glendale, AZ; and an MBA in Strategic and Entrepreneurial Management from the Wharton School of the University of Pennsylvania, where she focused on strategic alliances and management of technology.

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

The Company's Directors will serve in such capacity until the next annual meeting of the Company's shareholders and until their successors have been elected and qualified. There are no family relationships among the Company's officers and directors, nor are there any arrangements or understanding between any of the directors or officers of the Company or any other person pursuant to which any officer or director was or is to be selected as an officer or director. The Directors took action eight (8) times by written consent during the fiscal year ended March 31, 2012.

In 1999, the Board of Directors established a Compensation Committee. It is currently comprised of Messrs. Barton and Häusler. The Compensation Committee held one (1) meeting in fiscal 2012.

In May 2000, the Board of Directors established an Audit Committee. It is currently comprised of Messrs. Barton and Häusler. The Audit Committee held one (1) meeting in fiscal 2012.

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

ITEM 11.  EXECUTIVE COMPENSATION

The following table sets forth information concerning the compensation for services in all capacities rendered to us for the year ended March 31, 2012, of our Chief Executive Officer and our other executive officers.  We did not have any corporate officers whose annual compensation exceeded $100,000 in the fiscal year ended March 31, 2012.

SUMMARY COMPENSATION TABLE

Name and PrincipalPosition	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($) (2)	Total ($)

Kent Rodriguez	2012	$48,000	$-	$-	$-	$-	$-	$40,000	$88,000	(2) (1)
CEO and President	2011	$120,000	$-	$-	$-	$-	$-	$40,000	$160,000	(2) (1)
	2010	$120,000	$-	$-	$-	$-	$-	$40,000	$124,000	(2) (1)

(1) Mr. Rodriguez owns the 100 shares of Preferred Stock outstanding.  These shares pay an 8% dividend.  We paid Mr. Rodriguez $23,500 in 2011 and $52,750 in 2012.  The balance due Mr. Rodriguez as of March 31, 2012 is $35,450.

(2) In 2012, Mr. Rodriguez was under an employment agreement dated April 1, 2011 that expires on March 31, 2013, pursuant to which he was compensated at an annual rate of 48,000. During the fiscal year ending March 31, 2012, we paid Mr. Rodriguez $37,233, and accrued $10,767.  We accrued $120,000, for the previous fiscal year.  The balance due Mr. Rodriguez as of March 31, 2012 is $196,364.

Outstanding Equity Awards at Fiscal Year-End as of March 31, 2012

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

EMPLOYMENT AGREEMENTS

The Company has an employment agreement with its President.  The employment agreement provides for salaries and benefits.  In addition to salary and benefits provisions, the agreement includes defined commitments should the employer terminate the employee with or without cause.

KENT RODRIGUEZ

In 2012, Mr. Rodriguez was under an employment agreement dated April 1, 2011 that expires on March 31, 2013, pursuant to which he was compensated at an annual rate of 48,000. During the fiscal year ending March 31, 2012, we paid Mr. Rodriguez $37,233, and accrued $10,767.  We accrued $120,000, for the previous fiscal years.  The balance due Mr. Rodriguez as of March 31, 2012 is $196,395.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding ownership of our Common Stock as of March 31, 2012 by (i) each person known by us to be the beneficial owner of more than five (5%) percent of our outstanding Common Stock; (ii) each director of our Company; and (iii) all executive officers and directors of our Company as a group. As of March 31, 2012, we had a total of 767,575,108 common shares issued and outstanding.

Name of Beneficial Owner	Amount of and Nature Beneficial ownership	% of Outstanding Common stock

Kent Rodriguez (1)
7808 Creekridge Circle, Suite 105
Minneapolis, MN 55439	513,034,339	40.10%

Douglas Barton
7808 Creekridge Circle, Suite 105
Minneapolis, MN 55439	10,200,000	0.80%

Jill Allison
7808 Creekridge Circle, Suite 105
Minneapolis, MN 55439	110,000,000	0.78%

Rene Häusler (2)
7808 Creekridge Circle, Suite 105
Minneapolis, MN 55439	37,900,000	2.96%

CEDE & Co.
P.O. Box 222
Bowling Green Station
New York, NY 10274	166,724,251	31.71%

Reserve Shares	104,709,082	19.92%

All directors and officers as a group	571,134,339	44.64%

(1)
Includes 10,100 shares of Common stock owned by Weyer Capital Corporation, an affiliate of Mr. Rodriguez, and 511,716,739 shares of Common Stock issuable upon the conversion of 100 shares of Series A Preferred Stock.

(2)	Includes 13,950,000 shares owned by L’Avenir Finanz AG and 2,500,000 shares owned by Lawewa International LTD, affiliates of Mr. Häusler

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

During the years ended March 31, 2012 and 2011, the Company incurred $40,000 in preferred stock dividends, respectively.  As of March 31, 2012, there is $35,450 in accrued preferred stock dividends.

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

Employment Agreements

KENT RODRIGUEZ

In 2009, Mr. Rodriguez, our President, was under an employment agreement dated April 1, 2008 that expires on March 31, 2013, pursuant to which he was compensated at an annual rate of $120,000. On April 1, 2011, Mr. Rodriguez voluntarily reduced his compensation to an annual rate of $48,000, subject to an increase by the Company’s Board of Directors.

The Company paid Mr. Rodriguez $37,233 and accrued $10,767 during the fiscal year ending March 31, 2012 and March 31, 2011.  As of March 31, 2012 and 2011, the balances of accrued and unpaid salaries were $196,364 and $185,200, respectively.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

1. AUDIT FEES.

Our audit fees for the years ended March 31, 2012 and 2011 were as follows:

2012	2011
$52,500	$52,660

2. TAX FEES.

Our tax return fees for the years ended March 31, 2012 and 2011 were as follows:

2012	2011
$-	$9,000

3. ALL OTHER FEES.

2012	2011
$-	$-

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibit Number	Description

3.1	Restated Articles of Incorporation (Incorporated by reference to Exhibit 3.1 to Registration Statement on Form SB-2, Registration No. 33-74240C).*
3.2	Restated Bylaws (Incorporated by reference to Exhibit 3.2 to Registration Statement on Form SB-2, Registration No. 33-74240C). *
3.3	Articles of Incorporation for the State of Nevada. (Incorporated by reference to Exhibit 2.2 to Form 10-KSB filed February 2000) *
3.4	Articles of Merger for the Colorado Corporation and the Nevada Corporation (Incorporated by reference to Exhibit 3.4 to Form 10-KSB filed February 2000) *
3.5	Bylaws of the Nevada Corporation (Incorporated by reference to Exhibit 3.5 to Form 10-KSB filed February 2000) *
4.1	Specimen of Common Stock (Incorporated by reference to Exhibit to Registration Statement on Form SB-2, Registration No. 33-74240C). *
31.1	Certification
32.1	Certification

* Incorporated by reference to a previously filed exhibit or report.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Avalon Oil & Gas, Inc.

Date: July 13, 2012	By:	/s/ Kent Rodriguez
Kent Rodriguez
Chief Executive Officer, President,
Secretary and Principal Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Company in the capacities and on the dates indicated.

Date: July 13, 2012	By:	/s/ Kent Rodriguez
Kent Rodriguez
Chief Executive Officer, President,
Secretary and Principal Financial Officer

Date: July 13, 2012	By:	/s/ Jill Allison
Jill Allison
Director

Date: July 13, 2012	By:	/s/ Douglas Barton
Douglas Barton
Director

Date: July 13, 2012	By:	/s/ Rene Häusler
Rene Häusler
Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Avalon Oil & Gas, Inc.

We have audited the accompanying consolidated balance sheets of Avalon Oil & Gas, Inc. (“the Company”) and subsidiary as of March 31, 2012 and 2011 and the related statements of operations, changes in stockholders’ equity and cash flows for each of the years in the two-year period ended March 31, 2012. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of March 31, 2012 and 2011 and the results of its operations and its cash flows for each of the years in the two-year period ended March 31, 2012 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Bernstein & Pinchuk LLP
New York, New York
July 13, 2012

AVALON OIL & GAS, INC.
CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31,

	2012	2011
Assets
Current assets

Cash and cash equivalents	$114,533	$311,802
Accounts receivable, net of allowance for doubtful accounts of $0 and $0	33,958	15,258
Notes receivable	9,286	7,857
Deposits and prepaid expenses	160,000	-
Receivable from joint interests, net of allowance for doubtful accounts of $135,708 and $178,922	20,000	6,070

Total current assets	337,777	340,987

Notes receivable	20,000	29,286
Property and equipment, net	1,033	7,882
Unproven oil and gas properties	1,867,183	1,867,183
Producing oil and gas properties, net	208,281	231,720
Intellectual property rights, net	180,986	223,574

Total Assets	$2,615,260	$2,700,632

Liabilities and stockholders' equity
Current liabilities
Accounts payable and accrued liabilities	$581,380	$580,506
Accrued payroll – related parties	196,365	185,200
Dividends payable to related party	35,450	48,200
Accrued liabilities to joint interest	12,547	14,532
Notes payable- related party	15,000	-
Notes payable, net of discount	620,931	449,262

Total current liabilities	1,461,673	1,277,700

Notes payable, net of discount	474,500	296,550
Accrued asset retirement obligation (ARO) liability	91,094	79,454

Total Liabilities	2,027,067	1,653,704

Commitments and contingencies

Stockholders' equity
Preferred stock, Series A, $0.10 par value, 1,000,000 shares
authorized; 100 shares issued and outstanding - stated at redemption value	500,000	500,000
Common stock, $0.001 par value; 3,000,000,000 shares authorized;
767,575,108 and 479,556,004 shares issued and outstanding	767,575	479,556
at March 31, 2012 and March 31, 2011, respectively
Additional paid-in capital - Common stock	28,543,934	28,413,734
Common stock subscribed	-	140,000
Accumulated deficit	(29,223,516)	(28,486,362)
Total stockholder's equity	587,993	1,046,928

Total Liabilities and Stockholders’ Equity	$2,615,260	$2,700,632

See notes to consolidated financial statements.

AVALON OIL & GAS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE YEARS ENDED MARCH 31,

	2012	2011

Oil and gas sales	$253,882	$187,913

Operating expenses:
Lease operating expense, severance taxes
and ARO accretion	128,871	150,308
Selling, general and administrative expenses	492,838	887,410
Stock-based compensation	45,946	244,133
Depreciation, depletion, and amortization	69,979	100,869
Total operating expenses	737,634	1,382,720

Operating loss	(483,752)	(1,194,807)

Other income (expense):
Interest expense, net	(289,761)	(77,441)
Gain on conversion of notes payable	828	(2,694)
Gain on sale of interest	-	22,478
Gain of cancellation of license agreement	-	-
Gain on settlement of debt	-	19,925
Gain (loss) on extinguishment of debt	35,531	(83,712)
Total other income (expense)	(253,402)	(121,444)

Loss before taxes	(737,154)	(1,316,251)

Provision for taxes	-	-

Net loss	(737,154)	(1,316,251)

Dividends on preferred stock	(40,000)	(40,000)
Net loss attributed to common stock after preferred dividends	(777,154)	(1,356,251)

Net loss per share - basic and diluted	$(0.001)	$(0.004)

Weighted average shares outstanding - basic and diluted	610,921,715	360,071,421

See notes to consolidated financial statements.

AVALON OIL & GAS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED MARCH 31,

	For the year ended	For the year ended
	March 31, 2012	March 31, 2011

Cash flows from operating activities:
Net (loss)	$(737,154)	$(1,316,251)
Adjustments to reconcile net loss to net cash used
in operating activities:
(Gain) Loss on extinguishment of debt	(35,531)	83,712
(Gain) on sale of Well interest	-	(22,478)
(Gain) Loss on settlement of debt	7,842	(19,925)
Loss on conversion of notes payable	1,553	2,694
Accreted interest on note payable	2,500	-
Non-cash compensation	45,946	579,281
Bad debt	(15,433)	25,627
Depreciation	6,849	9,807
Depletion	20,542	48,478
Depreciation and ARO liability	2,896	2,896
Asset retirement obligation accretion	11,640	5,794
Amortization of discount on notes payable	203,969	28,313
Amortization of intangible assets	42,588	42,584
Net change in operating assets and liabilities:
Accounts receivable	(18,700)	(3,918)
Joint interest receivable	29,265	(6,070)
Prepaid expenses and deposits	-	4,150

AVALON OIL & GAS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED MARCH 31, 2012 AND 2011
(Continued)

Accounts payable and other accrued expenses	2,475	(217,476)
Accrued payroll-related party	11,165
Dividends payable to related party	(12,750)	16,500
Due to related party	-	35,032

Net cash used in operating activities	(430,338)	(701,250)

Cash flows from investing activities:
Deposit on the purchase of additional assets	(160,000)	-
Issuance of notes receivable	-	(42,857)

Purchase of interest in Grace Wells	-	(44,927)
Principle payments received on notes receivable	7,857	5,714

Net cash used in investing activities	(152,143)	(82,070)

Cash flows from financing activities:
proceeds from advances from related party	40,000	-
payments for advances from related party	(25,000)	-
Payments on notes payable	-	(57,000)
Reductions in accounts payable in exchange for common stock	47,712	-
Proceeds from notes payable	322,500	563,000
Common stock issued for cash	-	542,600

Net cash provided in financing activities	385,212	1,048,600

Net (decrease) increase in cash and cash equivalents	(197,269)	265,280

AVALON OIL & GAS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED MARCH 31, 2012 AND 2011
 (Continued)

Cash and cash equivalents at beginning of year	311,802	46,522

Cash and cash equivalents at end of year	$114,533	$311,802

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$-	$-
Taxes	$-	$-
Common stock issued in exchange for consulting services	$45,946	$190,050
Common stock issued for conversion of note payable, accrued interest, and assumption of debt	$185,923	$250,694
Common stock issued as a discount on notes payable	$-	$170,000
Common stock issued for acqusition	$-	$1,088
Gain (Loss) on estinguishment of debt	$35,531	$-
Gain (Loss) from settlement of debt	$9,395	$-
Increase in well interest due to economic revisions	$4,606	$-
Common stock issued for financing fees	$-	$114,260
Common stock issued for directors services	$-	$89,250

See notes to consolidated financial statements.

AVALON OIL & GAS, INC.
STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
FOR THE TWO YEARS ENDED MARCH 31, 2012

	Preferred Stock, Series A		Common Stock					Accumulated	Stock Subscription
	Shares	Par Value	Shares		Par Value	Stock Subscribed	Paid-in Capital	Deficit	receivable	Total

Balance as of March 31, 2010	100	500,000	164,704,193		164,704	71,167	27,379,920	(27,170,111)	-	945,680
Common stock cancelled and issued in error	-	-	(23,602,121,	)	(23,602)	(87,439)	(6,402)	-		(117,443)
Common stock issued for consulting services	-	-	52,300,000		52,300	-	137,750	-		190,050
Common stock issued for conversion of note payable and assumption of debt	-	-	84,144,932		84,145	156,272	187,777	-	40,000	428,194
Discount on note payable due to beneficial conversion feature	-	-	-		-	-	170,000	-		170,000
Common stock to issued for cash	-	-	135,650,000		135,650	-	406,950	-		542,600
Common stock issued for director services	-	-	22,500,000		22,500	-	66,750	-		89,250
Common stock issued for financing fee	-	-	43,565,000		43,565	-	70,695		(40,000)	114,260
Common stock issued for purchase of unproven properties	-	-	294,000		294		294	-		588
Net loss	-	-	-		-	-	-	(1,316,251)		(1,316,251)
Balance as of March 31, 2011	100	$500,000	479,556,004		$479,556	$140,000	$28,413,734	$(28,486,362)	$-	$1,046,928
Common stock issued for conversion of note payable and assumption of debt	-	-	250,019,104		250,019	(140,000)	75,904	-		185,923
Discount on note payable due to beneficial conversion feature	-	-	-		-	-	46,350	-		46,350
Common stock to issued for services	-	-	38,000,000		38,000	-	7,946	-		45,946
Net loss	-	-	-		-	-	-	(737,154)		(737,154)
Balance as of March 31, 2012	100	$500,000	767,575,108		$767,575	$-0-	$28,543,934	$(29,223,516)	$-	$587,993

See notes to consolidated financial statements.

AVALON OIL & GAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2012 AND 2011

NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

Avalon Oil & Gas, Inc. (the "Company") was originally incorporated in Colorado in April 1991 under the name Snow Runner (USA), Inc. The Company was the general partner of Snow Runner (USA) Ltd.; a Colorado limited partnership formed to sell proprietary snow skates under the name "Sled Dogs" which was dissolved in August 1992. In late 1993, the Company relocated its operations to Minnesota and in January 1994 changed our name to Snow Runner, Inc. In November 1994 we changed our name to the Sled Dogs Company. On November 5, 1997, we filed for protection under Chapter 11 of the U.S. Bankruptcy Code. In September 1998, we emerged from protection of Chapter 11 of the U.S. Bankruptcy Code. In May, 1999, we changed our state of domicile to Nevada and our name to XDOGS.COM, Inc. On July 22, 2005, the Board of Directors and a majority of the Company's shareholders approved an amendment to our Articles of Incorporation to change the Company's name to Avalon Oil & Gas, Inc., and to increase the authorized number of shares of our common stock from 200,000,000 shares to 1,000,000,000 shares par value of $0.001, and engage in the acquisition of producing oil and gas properties.  On November 16, 2011, a majority of the Company's shareholders approved an amendment to our Articles of Incorporation to increase the authorized number of shares of our common stock from 1,000,000,000 shares to 3,000,000,000 shares par value of $0.001.

The Company is currently in the process of raising funds to acquire oil and gas properties and related oilfield technologies, which the Company plans to develop into commercial applications.

On July 17, 2006, the Company purchased all the outstanding shares of Ultrasonic Mitigation Technologies, Inc. (UMTI) from Innovaro Corporation for 16,250,000 shares of the Company's Common Stock valued at $695,500. The shares were valued at the average sales price received in private placements for sales of restricted common stock for cash. UMTI became a wholly owned subsidiary of the Company as of the date of acquisition. UMTI once held the technology license of a patented process for paraffin wax mitigation from crude oil using ultrasonic waves developed by the University of Wyoming.

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

On March 28, 2007, the Company purchased all the outstanding shares of Leak Location Technologies, Inc. (LLTI) from Innovaro Corporation for 36,710,526 shares of the Company's common stock valued at $1,090,303. The shares were valued at the average sales price received in private placements for sales of restricted common stock for cash. LLTI became a wholly owned subsidiary of the Company as of the date of acquisition. LLTI held a non-exclusive license in the United States for a leak detection and location technology developed by the Rensselaer Polytechnic Institute ("Rensselaer") through its researcher Michael Savic.

On September 22, 2007 the Company entered into an agreement with respect to its purchase of a 75.6% interest in Oiltek, Inc. (Oiltek) for $50,000 and the right of Oiltek to market Avalon's intellectual property. Oiltek is consolidated in these financial statements with a minority interest shown.

AVALON OIL & GAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2012 AND 2011

The Company reached an agreement to purchase a 13.50% working interest in the Grace #1, a 22.50% working interest in the Grace #2, a 14.50% working interest in the Grace #3 and an 11.50% working interest in the Grace #5A, and a 21.50% working interest in the Grace #6, for $43,838, from 17 working interest owners during the three months ending September 30, 2010.  We closed this purchase in January 2011.

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

Going Concern

The March 31, 2012, financial statements have been prepared assuming the Company will continue as a going concern. However, the Company has incurred a loss of $29,223,516 from inception through March 31, 2012, and has a working capital deficiency of $1,123,896 and stockholders’ equity of $587,993 as of March 31, 2012. The Company currently has minimal revenue generating operations and expects to incur substantial operating expenses in order to expand its business. As a result, the Company expects to incur operating losses for the foreseeable future.  The Company will continue so seek equity and debt financing to meet our operating losses. The accompanying consolidated financial statements do not include any adjustments that might become necessary should the Company be unable to continue as a going concern.

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
FOR THE YEARS ENDED MARCH 31, 2012 AND 2011

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

Accounts Receivable

Management periodically assesses the collectability of the Company's accounts receivable. Accounts determined to be uncollectible are charged to operations when that determination is made. The Company had an allowance for accounts receivable of $135,727 and $178,922 for the years ended March 31, 2012 and 2011.

Oil and Natural Gas Properties

The Company follows the full cost method of accounting for natural gas and oil properties.  Under the full cost concept, all costs incurred in acquiring, exploring, and developing properties cost center are capitalized when incurred and are amortized as mineral reserves in the cost center are produced, subject to a limitation that the capitalized costs not exceed the value of those reserves.  The unamortized costs relating to a property that is surrendered, abandoned, or otherwise disposed of are accounted for as an adjustment of accumulated amortization, rather than as a gain or loss that enters into the determination of net income, until all of the properties constituting the amortization base are disposed of, at which point gain or loss is recognized. all acquisition, exploration, and development costs are capitalized. The Company capitalizes all internal costs, including: salaries and related fringe benefits of employees directly engaged in the acquisition, exploration and development of natural gas and oil properties, as well as other identifiable general and administrative costs associated with such activities. During the years ended March 31, 2012 and 2011, no acquisition costs were capitalized.  Oil and natural gas properties are reviewed for recoverability at least annually or when events or changes in circumstances indicate that its carrying value may exceed future undiscounted cash inflows. As of March 31, 2012 and 2011, the Company had not identified any such impairment.

AVALON OIL & GAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2011 AND 2010

Other Property and Equipment

Other property and equipment is reviewed on an annual basis for impairment and as of March 31, 2012, the Company had not identified any such impairment. Repairs and maintenance are charged to operations when incurred and improvements and renewals are capitalized.

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

There were not any impairment losses for the fiscal years ended March 31, 2012 and 2011.

Should the sum of the expected cash flows be less than the carrying amount of assets being evaluated, an impairment loss would be recognized. The impairment loss would be calculated as the amount by which the carrying amount of the assets, exceed fair value. Estimated amortization of intangible assets over the next five years is as follows:

March 31,
2013	$42,585
2014	$42,585
2015	42,585
2016	42,585
2017, and thereafter	10,646
$180,986

AVALON OIL & GAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2012 AND 2011

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
FOR THE YEARS ENDED MARCH 31, 2012 AND 2011

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

Impairment of long-lived assets is recognized when events or changes in circumstances indicate that the carrying amount of the asset or related group of assets may not be recoverable.  If the expected future undiscounted cash flows are less than the carrying amount of the asset, an impairment loss is recognized at that time.  Measurement of impairment may be based upon appraisal, market value of similar assets or discounted cash flows. There was no impairment for the fiscal year ended March 31, 2012 and 2011.

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

Recently enacted accounting standards

During the year, The Financial Accounting Standards Board (“FASB”) has issued ASU No. 2011-02 through ASU 2011-12, which are not expected to have a material impact on the consolidated financial statements upon adoption.

NOTE 2:   RECEIVABLE FROM JOINT INTERESTS

The Company is the operator of certain wells acquired in the Expanded Bedford Agreement (see note 4).  Pursuant to a joint interest operating agreement (the “Joint Interest Agreement”), the Company charges the other owners of the Grace Wells for their pro-rata share of operating and workover expenses.  These receivables are carried on the Company’s balance sheet as Receivable from Joint Interests. At March 31, 2012 and 2011, the amount of these receivables is $155,708 and $184,992, respectively.  During the year ended March 31, 2012, the Company deemed the collectability of the receivable from joint interests in the amount of $135,708 and 178,922 respectively as unlikely.  As a result, the Company credited $43,214 to operations during the year ended March 31, 2012 reducing bad debt expense.

NOTE 3: PROPERTY AND EQUIPMENT

A summary of property and equipment at March 31, 2012 and 2011 is as follows:

	March 31, 2012	March 31, 2011
Office Equipment	$41,778	$41,778
Leasehold improvements	7,989	7,989
	49,767	49,767
Less: Accumulated depreciation	(48,734)	(41,885)
Total	$1,033	$7,882

Depreciation expense for the years ended March 31, 2012 and 2011 was $6,849 and $9,807.

AVALON OIL & GAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2012 AND 2011

NOTE 4: INTELLECTUAL PROPERTY RIGHTS

A summary of the intellectual property rights at March 31, 2012 and 2011, are as follows:

	March 31, 2012	March 31, 2011
Intelli-well	$425,850	$425,850
Ultrasonic Mitigation Technology	-	-
Leak Location Technology	-	-
BIO-CAT Well and pipeline	-	-
	425,850	425,850
Less: accumulated amortization	(244,864)	(202,276)
Total	$180,986	$223,574

Amortization expense for the year ended March 31, 2012 and 2011 was $42,588 and $42,584, respectively.

AVALON OIL & GAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2012 AND 2011

NOTE 5: OIL AND GAS PROPERTY ACTIVITY

The table below shows the Company’s working interests in the Grace Wells as of March 31, 2012 and 2011:

Well	March 31, 2011 Working Interest	Additional Acquisition	March 31, 2012 Working Interest
Grace #1	65.25%	0%	65.25%
Grace #2	55.75%	0%	55.75%
Grace #3	64.00%	0%	64.00%
Grace #5A	52.00%	0%	52.00%
Grace #6	58.00%	0%	58.00%

The Company has reached an agreement to purchase a 13.50% working interest in the Grace # 1, a 22.50% working interest in the Grace # 2, a 14.50% working interest in the Grace # 3 and an 11.50% working interest in the Grace # 5A, and a 21.50% working interest in the Grace #6, for $43,837, from 17 working interest owners. We closed this purchase in January 2011.

We also purchased a 5.75% working interest in the Grace # 1, a 6.25% working interest in the Grace # 2, an 8.5% working interest in the Grace # 3, a 4.50% working interest in the Grace # 5A and a 3.50% working interest in the Grace # 6, during the year ended March 31, 2011 by issuing 294,000 shares of common stock to two (2) working interest owners.

Producing oil and gas properties consist of the following:

	March 31, 2012	March 31, 2011
Lincoln County, Oklahoma	$67,565	$67,565
Other properties, net	1,049,514	1,049,514
Asset retirement obligation	46,364	49,260
Property impairments	(481,072)	(481,072)
Less: Depletion	(474,090)	(453,547)
Net	$208,281	$231,720

AVALON OIL & GAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2012 AND 2011

NOTE 6: ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consisted of the following:

	March 31, 2012	March 31, 2011
Accounts payable	$409,094	$483,533
Accrued interest	172,286	96,973
Total	$581,380	$580,506

NOTE 7: NOTES PAYABLE

March 31, 2012	March 31, 2011
On May 8, 2006, the Company entered into a convertible note payable agreement with a shareholder in the amount of $100,000.  The note carries an interest rate of 10% per annum and matures of November 8, 2006.  The note holder has the right to convert the note and accrued interest at a rate of $0.01 per share.  The value of this conversion feature was treated as a loan discount for the full $100,000 of the loan and was amortized to interest expense over the life of the loan.   On May 8, 2007 the note was extended for one year.  The conversion feature of the note was valued at $25,852 and was treated as a prepaid loan costs.  The prepaid loan costs have been amortized over the life of the new note. On October 19, 2007, the note holder converted $30,000 of principal plus accrued interest of $16,152 for 1,350,000 shares of common stock. On November 30, 2007, the note holder converted $10,000 of principal for 950,000 shares of common stock. On January 31, 2008, the note holder converted $10,000 of principal and accrued interest of $600 for 1,250,000 shares of common stock. On February 29, 2008, the note holder converted $8,000 of principal for 1,250,000 shares of common stock. On March 31, 2008, the note holder converted $5,000 of principal for 1,250,000 shares of common stock. On March 31, 2008, the note holder converted $5,000 of principal for 1,250,000 shares of common stock. On June 6, 2008, the note holder converted $7,000 of principal and $1,372 of accrued interest for 1,550,000 shares of common stock. On June 23, 2008, the note holder converted $10,000 of principal and $395 of accrued interest for 1,500,000 shares of common stock. On October 15, 2008, the note holder converted $5,000 of principal and $10,000 of interest for 3,300,000 shares of common stock. On December 3, 2008, the note holder converted $3,000 of principal and $201 of interest for 2,000,000 shares of common stock. On February 24, 2009, the note holder converted $2,000 of principal and $167 of accrued interest into 4,000,000 shares of common stock During the three months ended September 30, 2009, the Company issued 33,000,000 shares for the conversion of $2,000 of principal and $367 of accrued interest on this note, and for other consideration.  During the three months ended December 31, 2009, the Company issued 30,000,000 shares of common stock for the conversion of $1,000 principal and $361 of accrued interest on this note and for other considerations. During the period ended March 31, 2012, the Company issued 466,640 shares of common stock for the conversion of $500 principal and $407 of accrued interest. Interest in the amount of $339 and $530 was accrued on this note during the year ended March 31, 2012 and 2011, respectively.   The maturity of this note has been extended until April 1, 2013.
$4,500	$5,000

AVALON OIL & GAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2011 AND 2010

On November 11, 2008, the Company issued a convertible promissory note to an investor in the amount of $50,000.  The note carries an interest rate of 10% per annum and a maturity date of  October 1, 2009.  The note holder has the right to convert the note and accrued interest into shares of the Company’s common stock at a rate of $0.10 per share.  In addition to the note, the investor received three-year warrants to purchase 500,000 shares of the Company’s common stock at a price of $0.10 per share.  The Company valued these warrants using the Black-Sholes valuation model, and charged the fair value of the warrants in the amount of $11,310 as a discount on notes payable.  The discount is being amortized to interest expense over the life of the note via the effective interest method. Interest in the amount of $3,008 and $3,044 was accrued on this note during the year ended March 31, 2012 and 2011, respectively. Accrued interest was $5,876 and $2,868 respectively at March 31, 2012 and 2011   During the This note has been extended until April 1, 2013.
30,000	30,000

AVALON OIL & GAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2011 AND 2010

On December 22, 2008, the Company issued a promissory note to an investor in the amount of $150,000.  This note carries an interest rate of 10% per annum and matures of December 15, 2009.  In addition to the note payable, the Company issued 7,500,000 shares of common stock to the note holder.  The shares are considered a discount to the note payable. At the time of the issuance of the shares to the note holder, the market price of the shares exceeded the fair value of the note payable; as a result the value of the discount was capped at the face value of the note, $150,000.  The discount will be amortized to interest expense over the life of the note, 1 year, via the effective interest method.  Interest in the amount of $15,042 and $15,000 was accrued on this note during the year ended March 31, 2012 and 2011, respectively. Accrued interest was $49,109 and $34,068 at March 31, 2012 and 2011 respectively. This note has been extended until April 1, 2013.
150,000	150,000

On December 31, 2008, the Company received a cash advance from an investor in the amount of $100,000.  On January 1, 2009, the Company received an additional $50,000 and the Company entered into a note payable agreement in the amount of $150,000.  The note bears interest at a rate of 10% per annum and matures on December 15, 2009.  In additional to the note payable, the Company issued 7,500,000 shares of common stock to the note holder.  The shares are considered a discount to the note payable.  At the time of issuance of the shares to the note holders, the market price of the shares exceeded the fair value of the note payable; as a result the value of the discount was capped at the face value of the note, $150,000.  The discount will be amortized over the life of the note via the effective interest method. Interest in the amount of $15,042 and $15,000 was accrued on this note during the year ended March 31, 2012 and 2011, respectively.   Accrued interest was $48,123 and $33,0821at March 31, 2012 and 2011 respectively. This note has been extended until Apri1 1, 2013.
150,000	150,000

AVALON OIL & GAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2011 AND 2010

On January 27, 2009, the Company issued a promissory note to an investor in the amount of $50,000.  The note carries an interest rate of 10% per annum and matures on December 15, 2009.  In addition to the note payable, the Company issued 1,000,000 shares of common stock to the note holder.  The shares are considered a discount to the note payable.  The shares are value using the closing market price on the date the note was signed and have a value of $25,000.  The discount will be amortized over the life of the note via the effective interest method.  Interest in the amount of $5,000 and $5,000 was accrued on this note during the year ended March 31, 2012 and 2011, respectively. . Accrued interest was $10,863 and $15,863 at March 31, 2012 and 2011 respectively. This note has been extended until Apri1 1, 2013
50,000	50,000

AVALON OIL & GAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2011 AND 2010

On March 24, 2010, the Company issued a convertible note payable in the amount of $50,000.  The note carries an interest rate of 8% per annum and matures on December 26, 2010. The note holder has the right to convert the note and accrued interest at a rate of $0.005 per share. The beneficial conversion feature created a discount on the note in the amount of $15,000 and is being amortized using the effective interest method over the term of the note.  Interest in the amount of $254 and $2,738 was recorded for the year ended March 31, 2012 and 2011, respectively. In June 2011, the note was paid off  with the issuance of 8,847,059 shares of common stock.
	-0-	15,000

On November 28, 2006, Oiltek, of which the Company has a majority interest in, issued a convertible note payable in the amount of $2,500.  This note bears interest at a rate of 8% per annum and matures on October 1, 2007.  The principal amount of the note and accrued interest are convertible into shares of the Company’s common stock at a price of $0.01 per share.  A beneficial conversion feature in the amount of $2,500 was recorded as a discount to the note and was amortized to interest expense during the period ended December 31, 2006.   Interest in the amount of $200 and $200 was accrued on this note during the twelve months ended March 31, 2012 and 2011, respectively. In December 2008, this note extended its maturity date until December 31, 2012.
	2,500	2,500

On November 28, 2006, Oiltek, of which the Company has a majority interest in, issued a convertible note payable in the amount of $5,000.  This note bears interest at a rate of 8% per annum and matured on October 1, 2007.  The principal amount of the note and accrued interest are convertible into shares of the Company’s common stock at a price of $0.01 per share.  A beneficial conversion feature in the amount of $5,000 was recorded as a discount to the note and was amortized to interest expense during the period ended December 31, 2006.   Interest in the amount of $400 and $400 was accrued on this note during the twelve months ended March 31, 2012 and 2011, respectively. In December 2008, this note extended its maturity date until December 31, 2012.
	5,000	5,000
On December 9, 2010, the Company issued a convertible note payable in the amount of $25,000. This note bears interest at a rate of 8% per annum and matures on September 6, 2011. Interest in the amount of $664 and $986 was recorded for the year ended March 31, 2012 and 2011, respectively. In August of 2011, the note was paid off with the issuance of 19,134,615 shares of common stock.	-0-	25,000

AVALON OIL & GAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2011 AND 2010

On January 1, 2011 the Company issued a convertible note payable in the amount of $250,000.  This note bears interest at a rate of 8% per annum and will be matured on January 15, 2014.   The principal amount of the note and accrued interest are convertible into shares of the Company’s common stock at a price of $0.01 per share.  A beneficial conversion feature in the amount of $95,000 was recorded as a discount to the note and is being amortized to interest expense during the period ended March 31, 2011. A discount of $94,050 and $950 was deducted for the years ended March 31, 2012 and 2011 respectively.  Interest in the amount of $20,054 and $4,329 was accrued on this note during the twelve months ended March 31, 2012 and 2011, respectively. Accrued interest was $4,329 and $24,384 at March 31, 2012 and 2011 respectively.
	250,000	250,000

On January 1, 2011 the Company issued a convertible note payable in the amount of $200,000.  This note bears interest at a rate of 8% per annum and will be matured on January 16,, 2014.   The principal amount of the note and accrued interest are convertible into shares of the Company’s common stock at a price of $0.01 per share.  A beneficial conversion feature in the amount of $60,000 was recorded as a discount to the note and is being amortized to interest expense during the period ended March 31, 2011. A discount of $59,400 and $600 was deducted for the years ended March 31, 2012 and 2011 respectively.  Interest in the amount of $16,044 and $3 463 was accrued on this note during the twelve months ended March 31, 2011 and 2010, respectively.  Accrued interest was $19,507 and $3,463 at March 31, 2012 and 2011 respectively.
	200,000	200,000

On February 8, 2011, the Company issued a convertible note payable in the amount of $50,000.  This note bears interest at a rate of 8% per annum and matured on November 8, 2011. The principal amount of the note and accrued interest are convertible into shares of the Company’s common stock at a price of $0.01 per share.  A beneficial conversion feature in the amount of $21,000 was recorded as a discount to the note and was amortized to interest expense during the period ended March 31, 2012.  Interest in the amount of $611 and $997 was accrued on this note during the twelve months ended March 31, 2012 and 2011, respectively. In August of 2011, the note was paid off with the issuance of 54,777,777 shares of common stock.
	-0-	50,000

On August 4, 2011 the Company issued a promissory note to an investor in the amount of $30,000.  The note carries an interest rate of 8% per annum and matures on June 20, 2012. The discount of $12,600 will be amortized over the life of the note via the effective interest method.  Interest in the amount of $1,361was accrued on this note during the year ended March 31, 2012. In February 2012, the note was paid off with the issuance of 47,108,138 shares of common stock.
	-0-	-0-

On January 27, 2012 the Company issued a convertible note payable in the amount of $200,000. This note bears interest at a rate of 8% per annum and will be matured on January 15, 2015. Interest in the amount of $3,057 was accrued on this note during the twelve months ended March 31, 2012. Accrued interest was $3,507 at March 31, 2012.	200,000	-0-

On August 4, 2011 the Company issued a promissory note to an investor in the amount of $50,000. The note carries an interest rate of 8% per annum and matures on June 20, 2012. The discount of $21,000 will be amortized over the life of the note via the effective interest method. Interest in the amount of $2,159 was accrued on this note during the year ended March 31, 2012. Accrued interest was $2,159 at March 31, 2012. In February 2012, the $10,000 of the note was paid with the issuance of 15,151,151 shares of common stock. This note has been extended until April 1, 2013.	40,000	-0-

On March 6, 2012 the Company issued a promissory note to an investor in the amount of $42,500. The note carries an interest rate of 8% per annum and matures on June 20, 2012. The discount of $12,750 will be amortized over the life of the note via the effective interest method. Interest in the amount of $233 was accrued on this note during the year ended March 31, 2012. Accrued interest was $233 at March 31, 2012. This note has been extended until April 2013.	42,500	-0-

Total outstanding	$1,124,500	$932,500

	Note	Unamortized	Net of
March 31, 2012:	Amount	Discounts	Discount
Notes payable – long-term portion	$474,500	$(0)	$474,500
Notes payable – current portion	650,000	(29,069)	620,931
Total	$1,124,500	$(29,069)	$1,095,431

	Note	Unamortized	Net of
March 31, 2011:	Amount	Discounts	Discount
Notes payable – long-term portion	$450,000	$(153,450)	$296,550
Notes payable – current portion	482,500	(33,238)	449,262
Total	$932,500	$(186,688)	$745,812

	Twelve months ended March 31,
	2012	2011
Discount on Notes Payable amortized to interest expense	$203,969	$28,313

Total Notes payable of $474,500 will become due on April 1,2013.

NOTE 8: RELATED PARTY TRANSACTIONS

Promissory Notes

On July 15, 2009, the Company borrowed $6,000 from an officer of the corporation. The note carried an interest rate of 10% per annum.   Interest in the amount of  $426 was accrued on this note during the twelve months ended March 31, 2011. This note was paid in full in January 2011, and the accrued interest was forgiven.

AVALON OIL & GAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2012 AND 2011

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

During the years ended March 31, 2012 and 2011, the Company incurred $40,000 in preferred stock dividends.

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

Employment Agreements

KENT RODRIGUEZ

During the year ended March 31, 2012, the Company charged to operations the amount of $48,000 in annual salary for Mr. Rodriguez, of which $37,233 and $47,600 was paid to him during the years ended March 31, 2012 and 2011, respectively.  As of March 31, 2012 and 2011, the balances of accrued and unpaid salaries were $196,365 and $185,200.

NOTE 9: INCOME TAXES

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

AVALON OIL & GAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2012 AND 2011

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Included in deferred tax assets are Federal and State net operating loss carryforwards of approximately $7,500,000, which will expire beginning in 2028.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon our cumulative losses through March 31, 2012, we have provided a valuation allowance reducing the net realizable benefits of these deductible differences to $0 at March 31, 2012.  The amount of the deferred tax asset considered realizable could change in the near term if projected future taxable income is realized.  Due to significant changes in the Company's ownership, the Company's future use of its existing net operating losses may be limited.

A reconciliation between the actual income tax expense and income taxes computed by applying the statutory Federal and state income tax rates to income from continuing operations before income taxes is as follows:

	Twelve Months Ended March 31, 2012	Twelve Months Ended March 31, 2011
Computed “expected” income tax expense at approximately 34%	$(238,000)	$(455,000)
Change in valuation allowance	(238,000)	(455,000)
	$-	$-

The valuation allowance is primarily composed of the net operating loss of the Company.

NOTE 10: STOCKHOLDERS’ EQUITY

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock, par value $0.10 per share.  As of March 31, 2012, the Company has 100 shares of preferred stock issued and outstanding.

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

During the years ended March 31, 2012 and 2011, the Company incurred $40,000 in preferred stock dividends, respectively.  As of March 31, 2012 and 2011, dividends in the amount of $35,450 and $48,200, respectively,  had not been paid, and are carried on the Company’s balance sheet as Dividends Payable to Related Party.

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

AVALON OIL & GAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2012 AND 2011

Common Stock

The Company has authorized 3,000,000,000 shares of common stock with a par value of $0.001 per share.  As of March 31, 2012 and 2011, the Company has 767,575,108 and 479,556,004 shares of common stock issued and outstanding.

Common stock issuances during the year ended March 31, 2012:

The Company issued 38,000,000 shares of common stock to consultants for services provided, pursuant to consulting agreements.  The value of these shares in the amount of $45,946 was charged to operations.

The Company issued 250,019,104 shares of common stock for the conversion of a note payable and assumption of debt.  The value of these shares in the amount of $185,923 has been credited to the note payable.

The Company recorded a beneficial conversion feature on a note payable in the amount of $46,350 that was credited to Additional Paid-in Capital.

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

AVALON OIL & GAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2012 AND 2011

Warrants

The following table summarizes the warrants outstanding and the related prices for the shares of the Company’s common stock issued to non-employees of the Company at March 31, 2012:

Warrants Outstanding			Warrants Exercisable
		Weighted Average			Weighted Average
Exercise	Number	Remaining Contractual	Weighted Average	Number	Remaining Contractual
Prices	Outstanding	Life (years)	Exercise Price	Exercisable	Life (years)
$0.10	500,000	0.62	$0.10	500,000	0.62
0.20	125,000	1.69	0.20	125,000	1.69
0.60	150,000	1.96	0.60	150,000	1.96
	775,000	1.05		775,000	1.05

Transactions involving warrants are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at March 31, 2011	775,000	$0.21
Granted	-	-
Exercised	-	-
Cancelled or expired	-	-
Outstanding at March 31, 2012	775,000	$0.21

 NOTE 11: TECHNOLOGY LICENSE AGREEMENTS

On July 12, 2006 UMTI entered into a technology license of a patented process for paraffin wax mitigation from crude oil using ultrasonic waves from the University of Wyoming. This license calls for an earned royalty of five percent on net sales of licensed technologies and services; twenty-five percent of all sublicense fees and revenues with an escalating minimum annual royalty which will be credited toward the total royalties due. During the year ended March 31, 2011, the Company determined that the UMTI license value was impaired, which resulted in the impairment expense of $534,711.  As of March 31, 2011, the Company has valued this technology at $0.

AVALON OIL & GAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2012 AND 2011

NOTE 12: EARNINGS PER SHARE

ASC 260-10-45 requires a reconciliation of the numerator and denominator of the basic and diluted earnings per share (EPS) computations. As the Company is in a loss position during the year ended March 31, 2012 and 2011, there is no dilutive effect included.  . The net loss per share was $0.001 and $0.004 for March 31, 2012 and 2011.

AVALON OIL & GAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2012 AND 2011

NOTE 13: COMMITMENTS AND CONTINGENCIES

Commitments and contingencies through the date of these financial statements were issued have been considered by the Company and none were noted which were required to be disclosed.

NOTE 14: ASC 932-235-55 (formerly referred to as SFAS 69) SUPPLEMENTAL DISCLOSURES (Unaudited)

Net Capitalized Costs

The Company's aggregate capitalized costs related to natural gas and oil producing activities are summarized as follows:

	March 31, 2012	March 31, 2011

Natural gas and oil properties and related equipment:
Proven	$1,163,442	$1,122,501
Unproven	1,867,183	1,867,183
Accumulated depreciation, depletion, and impairment	(955,161)	(934,619)
Net capitalized costs	$2,075,464	$2,055,065

Costs Incurred

Costs incurred in natural gas and oil property acquisition, exploration and development activities that have been capitalized are summarized as follows:

	March 31, 2012	March 31, 2011

Acquisition of properties	$-	$44,927
Development costs	-	-
Total costs incurred	$-	$44,927

AVALON OIL & GAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2012 AND 2011

Results of Operations for Natural Gas and Oil Producing Activities

The Company's results of operations from natural gas and oil producing activities are presented below for the fiscal years ended March 31, 2012 and 2011. The following table includes revenues and expenses associated directly with the Company's natural gas and oil producing activities. It does not include any interest costs and general and administrative costs and, therefore, is not necessarily indicative of the contribution to consolidated net operating results of the Company's natural gas and oil operations.

	March 31, 2012	March 31, 2011

Production revenues	$253,882	$187,913
Production costs	(128,871)	(150,308)
Impairment of property	-	-
Depreciation and depletion expense	(69,979)	(100,869)
	$55,032	$(63,264)
Imputed income tax provision (1)	-	-
Results of operation for natural gas / oil producing activity	$55,032	$(63,264)

(1)  The imputed income tax provision is hypothetical (at the statutory rate) and determined without regard to the Company's deduction for general and administrative expenses, interest costs and other income tax credits and deductions, nor whether the hypothetical tax provision will be payable.

AVALON OIL & GAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2012 AND 2011

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

Oil - bbls
Proved reserves:

Balance as of March 31, 2006	-

Purchase of reserves-in-place	29,815
Extensions and discoveries	-
Production	(1,043)
Balance as of March 31, 2007	28,772

Purchase of reserves-in-place	11,560
Extensions and discoveries	4,216
Change in estimates	(11,911)
Production	(3,504)
Balance as of March 31, 2008	29,133

Purchase of reserves-in-place	22,282
Extensions and discoveries	-
Change in estimates	-
Production	(5,768)
Balance as of March 31, 2009	45,647

Purchase of reserves-in-place	-
Extensions and discoveries	-
Change in estimates	-
Production	(22,514)
Balance as of March 31, 2010	23,133

Purchase of reserves-in-place	4,823
Extensions and discoveries	-
Change in estimates	-
Production	(5,291)
Balance as of March 31, 2011	22,665
Purchase of reserves-in-place	-
Extensions and discoveries	-
Change in estimates	4,506
Production	(2,439)
Balance as of March 31, 2012	24,732

AVALON OIL & GAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2012 AND 2011

Standardized Measure of Discounted Future Net Cash Flows

The following schedule presents the standardized measure of estimated discounted future net cash flows from the Company's proved reserves for the fiscal years ended March 31, 2012 and 2011. Estimated future cash flows are based on independent reserve data. Because the standardized measure of future net cash flows was prepared using the prevailing economic conditions existing at March 31, 2012 and 2011, it should be emphasized that such conditions continually change. Accordingly, such information should not serve as a basis in making any judgment on the potential value of the Company's recoverable reserves or in estimating future results of operations.

	March 31, 2012	March 31, 2011
Future production revenue	$1,206,434	$946,493
Future production costs	(665,734)	(554,316)
Future development costs	-	-
Future cash flows before income taxes	540,700	392,177
Future income tax	-	-
Future net cash flows	540,700	392,177
Effect of discounting future annual cash flows at 10%	(217,204)	(119,599)
Standard measure of discounted net cash flows	$323,496	$272,578

(1)  The weighted average oil wellhead price used in computing the Company's reserves were $103.08 per bbl and $78.78 per bbl at March 31, 2012 and 2011, respectively. The weighted average gas wellhead price used in computing the Company's reserves were $3.83 and $3.97/mmbtu at March 31, 2012 and 2011, respectively.

The following schedule contains a comparison of the standardized measure of discounted future net cash flows to the net carrying value of proved natural gas and oil properties at March 31, 2012 and 2011:

	March 31, 2012	March 31, 2011
Standardized measure of discount future net cash flows	$323,496	$272,578
Proved natural oil and gas property, net of accumulated
depreciation, depletion, and amortization, including
impairment	208,281	231,720

Standardized measure of discount future net cash flows in
excess of net carrying value of proved natural oil and
gas properties	$115,215	$40,858

AVALON OIL & GAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2012 AND 2011

NOTE 15:  SUBSEQUENT EVENTS

The Company has evaluated events subsequent to March 31, 2012 to assess the need for potential recognition or disclosure in the report.  Such events were evaluated through the date of the financial statements were issued and has determined that there are no such events that are material to the financial statements, or all such material events have been fully disclosed.