Form 10-Q
period 2012-06-30
Avalon Oil & Gas, Inc.
filed 2012-08-14
CIK 918573

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No  ☒

3,190,673shares of the registrant's Common Stock, $0.001 per share, were outstanding as of August 14, 2012.

ITEM 1. FINANCIAL STATEMENTS

Avalon Oil & Gas, Inc.
Consolidated Balance Sheets

	June 30, 2012	March 31, 2012
	(Unaudited)
Assets

Current Assets:
Cash and cash equivalents	$112,680	$114,533
Accounts receivable, net of allowance for doubtful
accounts of $0 and $0	16,096	33,958
Notes receivable	8,571	9,286
Deposits and prepaid expenses	160,000	160,000
Receivables from joint interests, net of allowance
for doubtful accounts of $126,791 and $135,708	20,000	20,000

Total current assets	317,347	337,777

Notes receivable	18,572	20,000
Property and equipment, net	684	1,033
Unproven oil & gas properties	1,867,183	1,867,183
Producing oil & gas properties, net	201,420	208,281
Intellectual property rights, net	170,340	180,986

Total Assets	$2,575,546	$2,615,260

See notes to consolidated financial statements

Avalon Oil & Gas, Inc.
Consolidated Balance Sheets (Continued)
	June 30, 2012	March 31, 2012
	(Unaudited)
Liabilities and Stockholders' Equity

Current Liabilities:
Accounts payable and accrued liabilities	587,227	581,380
Accrued payroll - related parties	200,667	196,365
Dividends payable to related party	36,450	35,450
Accrued liabilities to joint interest	12,395	12,547
Notes payable - related party	20,000	15,000
Notes payable, net of discount	459,343	620,931

Total current liabilities	1,316,082	1,461,673
Notes payable, net of discount	650,000	474,500
Accrued asset retirement obligation (ARO) liability	93,428	91,094
Total Liabilities	2,059,510	2,027,267

Commitments and contingencies

Stockholders' Equity

Preferred stock, Series A, $.10 par value, 1,000,000
shares authorized; 100 shares issued and outstanding
stated at redemption value	500,000	500,000
Common stock, $.001 par value: 10,000,000 shares
authorized 3,190,673 and 2,558,584 shares issued and
outstanding at June 30, 2012 and March 31, 2012 respectively	3,191	2,559
Additional paid in capital	29,438,727	29,308,950
Common stock subscribed	-	-
Accumulated deficit	(29,425,882)	(29,223,516)

Total Stockholders Equity	516,036	587,993

Total Liabilities and Stockholders' Equity	$2,575,546	$2,615,260

See notes to consolidated financial statements

Avalon Oil & Gas, Inc.
Consolidated Statements of Operations

	For the three	For the three
	Months ended	Months ended
	June 30, 2012	June 30, 2011
	(Unaudited)	(Unaudited)

Oil & Gas Sales	$23,288	$59,230

Operating expenses:
Lease operating expense, severance taxes
and ARO accretion	7,349	33,990
Selling, general and administrative expenses	64,881	88,335
Stock based compensation	87,500	-
Depreciation, depletion, and amortization	17,132	24,172

Total operating expenses	176,862	146,497

Operating loss	(153,574)	(87,267)

Other income (expense):

Gain (Loss) on extinguishment of debt	-	28,531
Interest expense, net	(48,792)	(30,440)

Total other income (expense)	(48,792)	(1,909)

Loss before income tax	(202,366)	(89,176)

Provision for income taxes	-	-

Net Loss	(202,366)	(89,176)

Preferred stock dividends	(10,000)	(10,000)

Net loss attributable to common shareholders	$(212,366)	$(99,176)

Net loss per share - basic and diluted	(0.065)	(0.054)

Weighted average shares outstanding - basic and diluted	3,133,694	1,661,419

See notes to consolidated financial statements

Avalon Oil & Gas, Inc.
Consolidated Statement of Cash Flows (Unaudited)

	For the three	For the three
	Months ended	Months ended
	June 30, 2012	June 30, 2011

Cash flows from operating activities:
Net loss	$(202,366)	$(89,176)
Adjustments to reconcile net loss to net cash used
in operating activities:
Common stock issued for services	87,500	15,946
Accrued interest	2,500	-
Stock issued for reduction of interest on notes payable	2,409	(1,330)
(Gain) Loss on extinguishment of debt	-	(29,421)

Depreciation	349	1,633
Depletion	6,137	11,541
Depreciation and ARO liability	724	724

Amortization of discount on notes payable	16,912	11,543
Amortization of intangible assets	10,646	10,998
Net change in operating assets and liabilities:
Accounts receivable	17,862	19,987
Joint interest receivable	-	(13,930)
Accounts payable and other accrued expenses	9,997	23
Dividends payable to related party	1,000	2,500
Due to related party	5,000	5,400
Asset retirement obligation	2,334	1,448

Net cash used in operating activities	(38,996)	(52,114)

Cash flows from investing activities:
Deposit on the purchase of additional assets	-	(160,000)
Principle payments received on notes receivable	2,143	1,428

Net cash provided by (used in) investing activities	2,143	(158,572)

Cash flows from financing activities:
Proceeds from advances from related party	-	40,000
Proceeds from notes payable	35,000	-

Net cash provided by financing activities	35,000	40,000

See notes to consolidated financial statements

Avalon Oil & Gas, Inc.
Consolidated Statement of Cash Flows (Continued) (Unaudited)

	For the three	For the three
	Months ended	Months ended
	June 30, 2012	June 30, 2011

Net (decrease) in cash and cash equivalents	(1,853)	(170,686)

Cash and cash equivalents at beginning of period	114,533	311,802

Cash and cash equivalents at end of period	$112,680	$141,116

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$-	$-
Taxes	$-	$-
Common stock issued in exchange for consulting
services	$87,500	$15,946
Common stock issued for conversion of note payable,
accrued interest, and assumption of debt	$42,909	$100,619
Gain (Loss) on extinguishment of debt	$-	$28,531

See notes to consolidated financial statements

AVALON OIL & GAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For The Three Month Periods Ended June 30, 2012 and 2011
 (Unaudited)

NOTE 1: DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

Avalon Oil & Gas, Inc. (the "Company") was originally incorporated in Colorado in April 1991 under the name Snow Runner (USA), Inc. The Company was the general partner of Snow Runner (USA) Ltd.; a Colorado limited partnership to sell proprietary snow skates under the name "Sled Dogs" which was dissolved in August 1992. In late 1993, the Company relocated its operations to Minnesota and in January 1994 changed our name to Snow Runner, Inc. In November 1994 we changed our name to the Sled Dogs Company. On November 5, 1997, we filed for protection under Chapter 11 of the U.S. Bankruptcy Code. In September 1998, we emerged from protection of Chapter 11 of the U.S. Bankruptcy Code. In May, 1999, we changed our state of domicile to Nevada and our name to XDOGS.COM, Inc. On July 22, 2005, the Board of Directors and a majority of the Company's shareholders approved an amendment to our Articles of Incorporation to change the Company's name to Avalon Oil & Gas, Inc., and to increase the authorized number of shares of our common stock from 200,000,000 shares to 1,000,000,000 shares par value of $0.001, and engage in the acquisition of producing oil and gas properties. . On November 16, 2011, a majority of the Company's shareholders approved an amendment to our Articles of Incorporation to increase the authorized number of shares of our common stock from 1,000,000,000 shares to 3,000,000,000 shares par value of $0.001.  On June 4, 2012, majority of the Company's shareholders approved an amendment to our Articles of Incorporation to a reverse split of the issued and outstanding shares of Common Stock of the Corporation (“Shares”) such that each holder of Shares as of the record date of June 4, 2012 shall receive one (1) post-split Share on the effective date of June 4, 2012 for each three hundred (300) Shares owned.  The reverse split was effective on July 23, 2012.

The Company is currently in the process of raising funds to acquire oil and gas properties and related oilfield technologies, which the Company plans to develop into commercial applications.

On May17, 2006, The Company signed a strategic alliance agreement with Innovaro Corporation, a technology transfer company to build a portfolio of new technologies for the oil and gas industry.

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
For The Three Month Periods Ended June 30, 2012 and 2011
 (Unaudited)

Basis of Preparation of Financial Statements

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by Accounting Principles generally accepted accounting principles in United States America (“US GAAP”) for complete financial statements and related notes. The accompanying unaudited consolidated financial statements and related notes should be read in conjunction with the audited consolidated financial statements of the Company and notes thereto for the year ended March 31, 2012.

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (which include only normal recurring adjustments) necessary to present fairly the balance sheets of Avalon Oil and Gas Inc. and subsidiaries as of June 30, 2012 and the results of their operations and cash flows for the periods ended June 30, 2012 and 2011 are not necessarily indicative of the results to be expected for the entire year.

Principles of consolidation

The consolidated financial statements include the accounts of the Company and The Company’s subsidiary Oiltek, Inc. All significant inter-company items have been eliminated in consolidation.

Going Concern

The June 30, 2012, financial statements have been prepared assuming the Company will continue as a going concern. The Company has incurred a loss of $29,425,882 from inception through June 30, 2012, and has a working capital deficiency of $998,735 and stockholders’ equity of $516,036 as of June 30, 2012. The Company currently has minimal revenue generating operations and expects to incur substantial operating expenses in order to expand its business. As a result, the Company expects to incur operating losses for the foreseeable future.  The Company will continue to seek equity and debt financing to meet our operating losses.  The accompanying consolidated financial statements do not include any adjustments that might become necessary should the Company be unable to continue as a going concern.

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
For The Three Month Periods Ended June 30, 2012 and 2011
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

Accounts Receivable

Management periodically assesses the collectability of the Company's accounts receivable. Accounts determined to be uncollectible are charged to operations when that determination is made. The Company had an allowance of $126,791 and $135,708 respectively for accounts receivable from the joint working interests, respectively for the three month periods ending June 30, 2012 and for the year ended March 31, 2012.

Oil and Natural Gas Properties

The Company follows the full cost method of accounting for natural gas and oil properties.  Under the full cost concept, all costs incurred in acquiring, exploring, and developing properties cost center are capitalized when incurred and are amortized as mineral reserves in the cost center are produced, subject to a limitation that the capitalized costs not exceed the value of those reserves.  The unamortized costs relating to a property that is surrendered, abandoned, or otherwise disposed of are accounted for as an adjustment of accumulated amortization, rather than as a gain or loss that enters into the determination of net income, until all of the properties constituting the amortization base are disposed of, at which point gain or loss is recognized. all acquisition, exploration, and development costs are capitalized. The Company capitalizes all internal costs, including: salaries and related fringe benefits of employees directly engaged in the acquisition, exploration and development of natural gas and oil properties, as well as other identifiable general and administrative costs associated with such activities.  During the three month periods ending June 30, 2012 and 2011, no acquisition costs were capitalized. Oil and natural gas properties are reviewed for recoverability at least annually or when events or changes in circumstances indicate that its carrying value may exceed future undiscounted cash inflows. As of June 30, 2012 and 2011 the Company had not identified any such impairment.

 AVALON OIL & GAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For The Three Month Periods Ended June, 2012 and 2011
 (Unaudited)

Other Property and Equipment

Other property and equipment is reviewed for recoverability when events or changes in circumstances indicate that its carrying value may exceed future undiscounted cash inflows. As of June 30, 2012 and 2011, the Company had not identified any such impairment. Repairs and maintenance are charged to operations when incurred and improvements and renewals are capitalized.

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

There was not any impairment loss for the three month periods ending June 30, 2012 and 2011.

Should the sum of the expected cash flows be less than the carrying amount of assets being evaluated, an impairment loss would be recognized. The impairment loss would be calculated as the amount by which the carrying amount of the assets, exceed fair value. Estimated amortization of intangible assets over the next five years is as follows:

June 30,
2013	31,939
2014	42,585
2015	42,585
2016	42,585
2017 and thereafter	10,646
$170,340

AVALON OIL & GAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For The Three Month Periods Ended June, 2012 and 2011
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
For The Three Month Periods Ended June 30, 2012 and 2011
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

Impairment of long-lived assets is recognized when events or changes in circumstances indicate that the carrying amount of the asset or related group of assets may not be recoverable.  If the expected future undiscounted cash flows are less than the carrying amount of the asset, an impairment loss is recognized at that time.  Measurement of impairment may be based upon appraisal, market value of similar assets or discounted cash flows. There was no impairment for the three month periods ended June 30, 2012 and 2011.

Recently issued accounting standards

In July 2012, the FASB issued ASU 2012-02, “Intangibles-Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment."  This ASU simplifies how entities test indefinite-lived intangible assets for impairment which improve consistency in impairment testing requirements among long-lived asset categories. These amended standards permit an assessment of qualitative factors to determine whether it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying value. For assets in which this assessment concludes it is more likely than not that the fair value is more than its carrying value, these amended standards eliminate the requirement to perform quantitative impairment testing as outlined in the previously issued standards. The guidance is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, early adoption is permitted. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial position and results of operations.

Except for the ASUs above, in the period ended August 14, 2012, The FASB has issued ASU No. 2012-01 through ASU 2011-02, which is not expected to have a material impact on the consolidated financial statements upon adoption.

AVALON OIL & GAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For The Three Month Periods Ended June 30, 2012 and 2011
(Unaudited)

NOTE 2:   RECEIVABLE FROM JOINT INTERESTS

The Company is the operator of certain wells acquired in the Expanded Bedford Agreement (see note 4).  Pursuant to a joint interest operating agreement (the “Joint Interest Agreement”), the Company charges the other owners of the Grace Wells for their pro-rata share of operating and work over expenses.  These receivables are carried on the Company’s balance sheet as Receivable from Joint Interests. At June 30, 2012 and March 31, 2012, the amount of these receivables are $155,708.   At March 31, 2012 and June 30, 2012, the Company deemed the collectability of the receivable from joint interests in the amount of $126,791 and 135,708, respectively as unlikely.

NOTE 3: INTELLECTUAL PROPERTY RIGHTS

A summary of the intellectual property rights at June 30, 2012 and March 31, 2012, are as follows:

	June 30, 2012	March 31, 2012
	(Unaudited)
Intelli-Well Technology	$425,850	$425,850
Less: accumulated amortization	(255,510)	(244,864)
Total	$170,340	$180,986

Amortization expense for the three month period ended June 30, 2012 and 2011 was $10,647.

NOTE 4: OIL AND GAS PROPERTY ACTIVITY

The table below shows the Company’s working interests in the Grace Wells as of June 30, 2012.  There were not any additional acquisitions during the three month period ending June 30, 2012.

Well	Working Interest
Grace #1	65.25%
Grace #2	55.75%
Grace #3	64.00%
Grace #5A	52.00%
Grace #6	58.00%

AVALON OIL & GAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For The Three Month Periods Ended June 30, 2012 and 2011
 (Unaudited)

NOTE 4: OIL AND GAS PROPERTY ACTIVITY (Continued)

Producing oil and gas properties consist of the following at June 30, 2012 and March 31, 2012:

	June 30, 2012	March 31, 2012
Lincoln County, Oklahoma	$67,565	$67,565
Other properties, net	1,049,513	1,049,514
Asset retirement obligation	45,640	46,364
Property impairments	(481,072)	(481,072)
Less: Depletion	(480,226)	(474,089)
Net	$201,420	$208,281

NOTE 5: ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consisted of the following:

	June 30, 2012	March 31, 2012
	(Unaudited)
Accounts payable	$387,925	$409,094
Accrued interest	199,302	172,286
Total	$587,227	$581,380

NOTE 6: NOTES PAYABLE

Notes Payable are summarized as follows:

	Note	Unamortized	Net of
March 31, 2012:	Amount	Discounts	Discount
Notes payable – long-term portion	$474,500	$-0-	$474,500
Notes payable – current portion	650,000	(29,069)	620,931
Total	$1,124,500	$(29,069)	$1,095,431

	Note	Unamortized	Net of
June 30, 2012 (Unaudited):	Amount	Discounts	Discount
Notes payable – long-term portion	$650,000	$-	$650,000
Notes payable – current portion	471,500	(12,157)	459,343
Total	$1,121,500	$(12,157)	$1,109,343

AVALON OIL & GAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For The Three Month Periods Ended June 30, 2012 and 2011
 (Unaudited)

	Three months ended June 30,
	2012	2011
	(Unaudited )

Discount on Notes Payable amortized to interest expense	$16,912	$11,543

NOTE 7: RELATED PARTY TRANSACTIONS

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

During the three months ended June 30, 2012 and three months ended June 30, 2011, the Company incurred $10,000 in preferred stock dividends.

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

Employment Agreements

KENT RODRIGUEZ

In 2009, Mr. Rodriguez, our President, was under an employment agreement dated April 1, 2008 that expires on March 31, 2013, pursuant to which he was compensated at an annual rate of $120,000. On April 1, 2011 Mr. Rodriguez voluntarily reduced his compensation to an annual rate of $48,000, subject to an increase by the Company’s Board of Directors.  The Company charged to operations the amount of $12,000 three month periods ended June 30, 2012 and 2011, in annual salary for Mr. Rodriguez, of which $7,000 was paid to him during the three month periods ending June 30, 2012, and June 30, 2011.   As of June 30, 2012, and March 31, 2012, the balances of accrued and unpaid salaries were $200,667, and $196,365.

AVALON OIL & GAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For The Three Month Periods Ended June 30, 2012 and 2011
 (Unaudited)

NOTE 8: INCOME TAXES

Deferred income taxes result from the temporary difference arising from the use of accelerated depreciation methods for income tax purposes and the straight-line method for financial statement purposes, and an accumulation of New Operating Loss carryforwards for income tax purposes with a valuation allowance against the carryforwards for book purposes.

In assessing the value of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Included in deferred tax assets are Federal and State net operating loss carry forwards of approximately $7,500,000, which will expire beginning in 2028.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon our cumulative losses through June 30, 2012, we have provided a valuation allowance reducing the net realizable benefits of these deductible differences to $0 at June 30, 2012.  The amount of the deferred tax asset considered realizable could change in the near term if projected future taxable income is realized.  Due to significant changes in the Company's ownership, the Company's future use of its existing net operating losses may be limited.

NOTE 9: STOCKHOLDERS' EQUITY

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock, par value $0.10 per share.  As of June 30, 2012 and March 31, 2012, the Company has 100 shares of preferred stock issued and outstanding.

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

During the three months ended March 31, 2012 and 2011, the Company incurred $10,000 in preferred stock dividends, and paid $9,000 and $7,500 respectively.  As of June 30, 2012 and March 31, 2012, dividends in the amount of $36,450 and $35,450 have not been paid, and are carried on the Company’s balance sheet as Dividends Payable to Related Party.

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

AVALON OIL & GAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For The Three Month Periods Ended June 30, 2012 and 2011
 (Unaudited)

Common Stock

The Company has authorized 3,000,000,000 shares of common stock with a par value of $0.001 per share.  As of June 30, 2012 and March 31, 2012, the Company had 3,190,673 and 2,558,584 shares of common stock issued and outstanding, respectively.

Common stock issuances during the three month period ended June 30, 2012:

The Company issued 150,000 shares of common stock to the Company’s outside directors for services provided The value of these shares in the amount of $45,000, or $0.001 per share was charged to operations prior to the reverse stock split.

The Company issued 141,667 shares of common stock to consultants for services provided, pursuant to consulting agreements.  The value of these shares in the amount of $42,500, or $0.001 per shares was charged to operations prior to the reverse stock split.

The Company issued 340,771 shares of common stock for the conversion of notes payable and for the assumption of debt.  The value of these shares in the amount of $42,909, has been credited to the note (s) payable.    No gain or loss was recognized on these conversions.

Options

There are no stock options outstanding.

Warrants

The following table summarizes the warrants outstanding and the related prices for the shares of the Company’s common stock issued to non-employees of the Company at June 30, 2012:

Warrants Outstanding			Warrants Exercisable
		Weighted Average			Weighted Average
Exercise	Number	Remaining Contractual	Weighted Average	Number	Remaining Contractual
Prices	Outstanding	Life (years)	Exercise Price	Exercisable	Life (years)
$30.00	1,666	0.62	$30.00	1,666	0.62
60.00	417	1.69	60.00	417	1.69
180.00	500	1.96	180.00	500	1.96
	2,583	1.05		2,583	1.05

Transactions involving warrants are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at March 31, 2012	2,583	$63.00
Granted	-	-
Exercised	-	-
Cancelled or expired	-	-
Outstanding at June 30, 2012	2,583	$63.00

AVALON OIL & GAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For The Three Month Periods Ended June 30, 2012 and 2011
 (Unaudited)

NOTE 10: EARNINGS PER SHARE

ASC 260-10-45 requires a reconciliation of the numerator and denominator of the basic and diluted earnings per share (EPS) computations. As the Company is in a loss position during the three months ended March 31, 2012 and 2011 there is no dilutive effect included.

NOTE 11: COMMITMENTS AND CONTINGENCIES

Commitments and contingencies through the date of these financial statements were issued have been considered by the Company and none were noted which were required to be disclosed.

NOTE 12:  SUBSEQUENT EVENTS

On June 4, 2012, majority of the Company's shareholders approved an amendment to our Articles of Incorporation to a reverse split of the issued and outstanding shares of Common Stock of the Corporation (“Shares”) such that each holder of Shares as of the record date of June 4, 2012 shall receive one (1) post-split Share on the effective date of June 4, 2012 for each three hundred (300) Shares owned.  The reverse split was effective on July 23, 2012.

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

In September 1998, we emerged from protection of Chapter 11 of the U.S. Bankruptcy Code. In May 1999, we changed our state of domicile to Nevada and our name to XDOGS.COM, Inc. In August 2000, following our bankruptcy, we made a decision to re-focus to a traditional wholesale to retail distributor, and obtained the exclusive North American rights to distribute high-end European outdoor apparel and equipment. We first intended to exploit these rights over the Internet under the name XDOGS.COM, Inc. However, due to the general economic conditions and the ensuing general downturn in e-commerce and internet-based businesses, we decided that to best preserve our core assets we would need to adopt a more traditional strategy. Thus, we abandoned this approach and to better reflect our new focus, we changed our name to XDOGS, Inc. On July 22, 2005, the Board of Directors and a majority of the Company's shareholders approved an amendment to our Articles of Incorporation to change the Company's name to Avalon Oil & Gas, Inc. ("Avalon"), and to increase the authorized number of shares of our common stock from 200,000,000 shares to 1,000,000,000 shares, par value $0.001, and engage in the acquisition of producing oil and gas properties.  On November 16, 2011, a majority of the Company's shareholders approved an amendment to our Articles of Incorporation to increase the authorized number of shares of our common stock from 1,000,000,000 shares to 3,000,000,000 shares par value of $0.001.  On June 4, 2012, majority of the Company's shareholders approved an amendment to our Articles of Incorporation to a reverse split of the issued and outstanding shares of Common Stock of the Corporation (“Shares”) such that each holder of Shares as of the record date of June 4, 2012 shall receive one (1) post-split Share on the effective date of June 4, 2012 for each three hundred (300) Shares owned.  The reverse split was effective on July 23, 2012.

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

Going Concern

The June 30, 2012, financial statements have been prepared assuming the Company will continue as a going concern. The Company has incurred a loss of $29,425,882 from inception through June 30, 2012, and has a working capital deficiency of $998,735 as of June 30, 2012.  Shareholder’s equity as of June 30, 2012 is $516,036. The Company currently has minimal revenue generating operations and expects to incur substantial operating expenses in order to expand its business. As a result, the Company expects to incur operating losses for the foreseeable future.  The accompanying consolidated financial statements do not include any adjustments that might become necessary should the Company be unable to continue as a going concern.

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

Results of Operations

Three months ended June 30, 2012 compared to the three months ended June 30, 2011:

Revenues

Revenues for the three months ended June 30, 2012 were $23,288, an decrease of 35,942 or approximately 61% compared to revenue of $59,230 for the three months ended June 30, 2011.  Revenues from the sale of oil and gas decreased as a result of the lower market price for oil and natural gas.

Lease Operating Expenses

During the three months ending June 30, 2012, our lease operating expenses were $7,349, a decrease of $26,641 or approximately 78% compared to $33,990 for the three months ended June 31, 2011.  The decrease was the result of no workover expense on the Grace Wells.

Selling, General, and Administrative Expenses

Selling, general and administrative expenses for the three months ended June 30, 2012 were $64,881 a decrease of $23,454 or approximately 27% compared to selling, general and administrative expenses of $88,335 during the three months ended June 30, 2011.   Selling, general and administrative expenses for 2012 consisted primarily of payroll and related costs of $25,238; travel and entertainment expenses of $11,079; and dividend expense of $10,000.

Stock Based Compensation

The Company issued 150,000 shares of common stock to the Company’s outside directors for services provided.  The value of these shares in the amount of $45,000 was charged to operations.

The Company issued 141,667 shares of common stock to consultants for services provided, pursuant to consulting agreements.  The value of these shares in the amount of $42,500 was charged to operations.

Depreciation, Depletion, and Amortization

Depreciation, Depletion, and Amortization were $17,132 for the three months ended June 30, 2012, an increase of $7,040 or approximately 29% compared to $24,172 for the three months ended June 30, 2011.

Gain on Extinguishment of Debt

During the three months ended June 30, 2011, Jill Allison, Vice President of the Company, forgave her accrued payroll in the amount of $28,531.  This resulted in a gain on extinguishment of debt in the amount of $28,531.  There was not a gain on the extinguishment of debt for the three months ended June 30, 2012.

Interest Expense, net of Interest Income

Interest expense, net of interest income of $48,792 for the three months ended June 30, 2012, an increase of $18,352  or approximately 60%  compared to interest expense, net of $30,440 for the three months ending June 30, 2011. This increase is due to the issuance of a convertible promissory note in the amount of $200,000 in convertible promissory notes to a shareholder of the Company.

Net Loss

For the reasons stated above, our net loss for the three months ended June 30, 2012, was $202,366, an increase of $113,190 or approximately 127% compared to a net loss of $87,267 during the three months ending June 30, 2011.

LIQUIDITY AND CAPITAL RESOURCES

The June 30, 2012, financial statements have been prepared assuming the Company will continue as a going concern. However, the Company has incurred a loss of $29,425,882 from inception through June 30, 2012, and has a working capital deficiency of $998,735 and shareholder’s equity of $516,036, respectively, as of June 30, 2012. The Company currently has minimal revenue generating operations and expects to incur substantial operating expenses in order to expand its business. As a result, the Company expects to incur operating losses for the foreseeable future.  The accompanying consolidated financial statements do not include any adjustments that might become necessary should the Company be unable to continue as a going concern.

Our cash and cash equivalents were $112,680 on June 30, 2012, compared to $114,533 on June 30, 2011. We met our liquidity needs through the issuance of our common stock and notes payable for cash and the revenue derived from our oil and gas operations.

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

Operating activities

Net cash used in operating activities for the three months ended June 30, 2012 was $38,996 compared to $52,114 used in the three months ended June 30, 2011.

The Company had a net loss of $202,366 for the three months ended June 30, 2012 compared to a net loss of $89,176 for the three months ended June 30, 2011.  The net loss increased due to an increase in stock based compensation and a decrease in oil and gas sales due to the lower market price for natural gas.

Investing activities

For the three months ended June 30, 2012, net cash provided by investing activities was 2,143 compared to $158,572 used in the three months ended June 30, 2011.  The primary use of cash for investing activities in the three months ending June 30, 2011 was the escrow of funds for the purchase of oil and gas producing properties.

Financing activities

Our financing activities for the three months ended June 30, 2012 provided cash of $35,000 as compared to $40,000 for the three months ended June 30, 2011. We plan to raise additional capital during the coming fiscal year.  Cash generated by financing activities represented a note payable of $35,000 from an private investor.

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

Recently issued accounting standards

In July 2012, the FASB issued ASU 2012-02, “Intangibles-Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment."  This ASU simplifies how entities test indefinite-lived intangible assets for impairment which improve consistency in impairment testing requirements among long-lived asset categories. These amended standards permit an assessment of qualitative factors to determine whether it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying value. For assets in which this assessment concludes it is more likely than not that the fair value is more than its carrying value, these amended standards eliminate the requirement to perform quantitative impairment testing as outlined in the previously issued standards. The guidance is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, early adoption is permitted. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial position and results of operations.

Except for the ASUs above, in the period ended August 14, 2012, The FASB has issued ASU No. 2012-01 through ASU 2011-02, which is not expected to have a material impact on the consolidated financial statements upon adoption.

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

PART II

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company issued 150,000 shares of common stock to the Company’s outside directors for services provided  The value of these shares in the amount of $45,000, was charged to operations.

The Company issued 141,667 shares of common stock to consultants for services provided, pursuant to consulting agreements.  The value of these shares in the amount of $42,500 was charged to operations.

The Company issued 340,771 shares of common stock for the conversion of notes payable and for the assumption of debt.  The value of these shares in the amount of $42,909 has been credited to the note (s) payable.  No gain or loss was recognized on these conversions.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

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

Avalon Oil & Gas, Inc.

Date: August 14, 2012	By:	/s/ Kent Rodriguez
Kent Rodriguez
Chief Executive Officer Chief Financial and Accounting Officer