Form 10-Q
period 2012-09-30
Avalon Oil & Gas, Inc.
filed 2012-12-17
CIK 918573

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2012

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

3,190,673 shares of the registrant's Common Stock, $0.001 per share, were outstanding as of December 10, 2012.

ITEM 1. FINANCIAL STATEMENTS

Avalon Oil & Gas, Inc.
Consolidated Balance Sheets

	September 30.	March 31,
	2012	2012
	(Unaudited)
Assets

Current Assets:
Cash and cash equivalents	$112,727	$114,533
Accounts receivable, net of allowance for doubtful
accounts of $0 and $0	15,225	33,958
Notes receivable	10,000	9,286
Deposits and prepaid expenses	160,000	160,000
Receivables from joint interests, net of allowance
for doubtful accounts of $126,791 and $135,708	20,000	20,000

Total current assets	317,952	337,777

Notes receivable	16,429	20,000
Property and equipment, net	335	1,033
Unproven oil & gas properties	1,867,183	1,867,183
Producing oil & gas properties, net	191,371	208,281
Intellectual property rights, net	159,694	180,986

Total Assets	$2,552,964	$2,615,260

The accompanying notes are an integral part of these financial statements.

Avalon Oil & Gas, Inc.
Consolidated Balance Sheets (Continued)

	September 30.	March 31,
	2012	2012
	(Unaudited)
Liabilities and Stockholders' Equity

Current Liabilities:
Accounts payable and accrued liabilities	630,272	581,380
Accrued payroll - related parties	203,267	196,365
Dividends payable to related party	42,450	35,450
Accrued liabilities to joint interest	12,385	12,547
Notes payable - related party	20,000	15,000
Notes payable, net of discount	494,014	620,931

Total current liabilities	1,402,388	1,461,673

Notes payable, net of discount	650,000	474,500
Accrued asset retirement obligation (ARO) liability	97,995	91,094

Total Liabilities	2,150,383	2,027,267

Commitments and contingencies

Stockholders' Equity

Preferred stock, Series A, $.10 par value, 1,000,000
shares authorized; 100 shares issued and outstanding
stated at redemption value	500,000	500,000
Common stock, $.001 par value: 3,333,333 shares
authorized 3,190,673 and 2,558,584shares issued and
outstanding at September 30, 2012 and March 31, 2012 respectively	3,199	2,559
Additional paid in capital	29,438,719	29,308,950
Common stock subscribed	-	-
Accumulated deficit	(29,539,337)	(29,223,516)

Total Stockholders’ Equity	402,581	587,993

Total Liabilities and Stockholders' Equity	$2,552,964	$2,615,260

The accompanying notes are an integral part of these financial statements.

Avalon Oil & Gas, Inc.
Consolidated Statements of Operations

	For the three	For the three
	Months ended	Months ended
	September 30, 2012	September 30, 2011
	(Unaudited)	(Unaudited)

Oil & Gas Sales	$25,481	$60,305

Operating expenses:
Lease operating expense, severance taxes
and ARO accretion	9,686	21,243
Selling, general and administrative expenses	83,444	121,140
Stock based compensation	-	10,000
Depreciation, depletion, and amortization	20,284	30,407

Total operating expenses	113,414	182,790

Operating loss	(87,933)	(122,485)

Other income (expense):

(Loss) on conversion of notes payable	-	(9,172)
Interest expense, net	(25,518)	(135,194)

Total other income (expense)	(25,518)	(144,366)

Loss before income tax	(113,451)	(266,851)

Provision for income taxes	-	-

Net Loss	(113,451)	(266,851)

Preferred stock dividends	(10,000)	(10,000)

Net loss attributable to common shareholders	$(123,451)	$(276,851)

Net loss per share - basic and diluted	(0.039)	(0.139)

Weighted average shares outstanding - basic and diluted	3,162,339	1,993,872

The accompanying notes are an integral part of these financial statements.

Avalon Oil & Gas, Inc.
Consolidated Statements of Operations

	For the six	For the six
	Months ended	Months ended
	September 30, 2012	September 30, 2011
	(Unaudited)	(Unaudited)

Oil & Gas Sales	$48,769	$119,535

Operating expenses:
Lease operating expense, severance taxes
and ARO accretion	17,035	55,233
Selling, general and administrative expenses	148,325	193,529
Stock based compensation	87,500	25,946
Depreciation, depletion, and amortization	37,416	54,579

Total operating expenses	290,276	329,287

Operating loss	(241,507)	(209,752)

Other income (expense):

(Loss) on conversion of notes payable		(9,172)
Gain on extinguishment of debt	-	28,531
Interest expense, net	(74,310)	(104,754)

Total other income (expense)	(74,310)	(85,395)

Loss before income tax	(315,817)	(295,147)

Provision for income taxes	-	-

Net Loss	(315,817)	(295,147)

Preferred stock dividends	(20,000)	(20,000)

Net loss attributable to common shareholders	$(335,817)	$(315,147)

Net loss per share - basic and diluted	(0.106)	(0.174)

Weighted average shares outstanding - basic and diluted	3,162,339	1,813,472

The accompanying notes are an integral part of these financial statements.

Avalon Oil & Gas, Inc.
Consolidated Statement of Cash Flows

	(Unaudited)	(Unaudited)
	For the six	For the six
	Months ended	Months ended
	September 30, 2012	September 30, 2011

Cash flows from operating activities:
Net (loss)	$(315,817)	$(295,147)
Adjustments to reconcile net loss to net cash used
in operating activities:
Common stock issued for services	87,500	20,946
Accrued interest	5,000	-
Stock issued for reduction of interest on notes payable	2,409	(1,330)
(Gain) Loss on extinguishment of debt	-	(890)
Gain on sale of Well interest	-	-
Depreciation	698	3,704
Depletion	15,462	30,308
Depreciation and ARO liability	1,448	724
Amortization of discount on notes payable	19,083	65,723
Amortization of intangible assets	21,292	21,292
Net change in operating assets and liabilities:
Accounts receivable	18,733	20,473
Joint interest receivable	-	(13,930)
Accounts payable and other accrued expenses	60,223	(50,283)
Dividends payable to related party	7,000	2,500
Due to related party	405	5,400
Asset retirement obligation	6,901	2,897

Net cash (used) in operating activities	(69,663)	(187,613)

Cash flows from investing activities:
Deposit on the purchase of additional assets	-	(160,000)
Principal payments received on notes receivable	2,857	1,141

Net cash provided by (used in) investing activities	2,857	(158,859)

Cash flows from financing activities:
Proceeds from advances from related party	-	40,000
Reduction of accounts payable in exchange for common stock		47,712
Proceeds from notes payable	65,000	80,000

Net cash provided in financing activities	65,000	167,712

The accompanying notes are an integral part of these financial statements.

Avalon Oil & Gas, Inc.
Consolidated Statement of Cash Flows (Continued)

	(Unaudited)	(Unaudited)
	For the six	For the six
	Months ended	Months ended
	September 30, 2012	September 30, 2011
Net (decrease) in cash and cash equivalents	(1,806)	(178,760)

Cash and cash equivalents at beginning of period	114,533	311,802

Cash and cash equivalents at end of period	$112,727	$133,042

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$-	$-
Taxes	$-	$-
Common stock issued in exchange for consulting
services	$87,500	$20,946
Common stock issued for conversion of note payable,
accrued interest, and assumption of debt	$42,909	$179,219
Gain from settlement of debt	$-	$(9,172)
Gain (Loss) on extinguishment of debt	$-	$28,531

The accompanying notes are an integral part of these financial statements.

AVALON OIL & GAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For The Six Month Periods Ended September 30, 2012 and 2011
 (Unaudited)

NOTE 1: DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

Avalon Oil & Gas, Inc. (the "Company") was originally incorporated in Colorado in April 1991 under the name Snow Runner (USA), Inc. The Company was the general partner of Snow Runner (USA) Ltd.; a Colorado limited partnership to sell proprietary snow skates under the name "Sled Dogs" which was dissolved in August 1992. In late 1993, the Company relocated its operations to Minnesota and in January 1994 changed our name to Snow Runner, Inc. In November 1994 we changed our name to the Sled Dogs Company. On November 5, 1997, we filed for protection under Chapter 11 of the U.S. Bankruptcy Code. In September 1998, we emerged from protection of Chapter 11 of the U.S. Bankruptcy Code. In May, 1999, we changed our state of domicile to Nevada and our name to XDOGS.COM, Inc. On July 22, 2005, the Board of Directors and a majority of the Company's shareholders approved an amendment to our Articles of Incorporation to change the Company's name to Avalon Oil & Gas, Inc., and to increase the authorized number of shares of our common stock from 200,000,000 shares to 1,000,000,000 shares par value of $0.001, and engage in the acquisition of producing oil and gas properties. On November 16, 2011, a majority of the Company's shareholders approved an amendment to our Articles of Incorporation to increase the authorized number of shares of our common stock from 1,000,000,000 shares to 3,000,000,000 shares par value of $0.001.  This amendment was not filed with the Nevada Secretary of State.  On September 28, 2012 we held a special meeting of Avalon’s shareholders and approved an amendment to the Company’s Articles of Incorporation such that the Company would be authorized to issue up to 200,000,000 shares of common stock, to address this issue.  We expect to file an amendment with the Nevada Secretary of State on or before December 31, 2012, to increase our authorized shares to 200,000,000.

On June 4, 2012 the Board of Directors approved an amendment to our Articles of Incorporation to a reverse split of the issued and outstanding shares of Common Stock of the Corporation (“Shares”) such that each holder of Shares as of the record date of June 4, 2012 shall receive one (1) post-split Share on the effective date of June 4, 2012 for each three hundred (300) Shares owned.  The reverse split was effective on July 23, 2012.   On September 28, 2012, we held a special meeting of Avalon’s shareholders and approved an amendment to the Company’s Articles of Incorporation such that the Company would be authorized to issue up to 200,000,000 shares of common stock.  We expect to file an amendment with the Nevada Secretary of State on or before December 31, 2012, to increase our authorized shares to 200,000,000.

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
For The Six Month Periods Ended September 30, 2012 and 2011
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

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (which include only normal recurring adjustments) necessary to present fairly the balance sheets of Avalon Oil and Gas Inc. and subsidiaries as of September 30, 2012 and March 31, 2012 and the results of their operations and cash flows for the three and six month periods ended September 30, 2012 and 2011 are not necessarily indicative of the results to be expected for the entire year.

Principles of consolidation

The consolidated financial statements include the accounts of the Company and The Company’s subsidiary Oiltek, Inc. All significant inter-company items have been eliminated in consolidation.

Going Concern

The September 30, 2012, financial statements have been prepared assuming the Company will continue as a going concern. The Company has incurred a loss of $29,539,337 from inception through September 30, 2012, and has a working capital deficiency of $1,084,436 and stockholders’ equity of $402,581 as of September 30, 2012. The Company currently has minimal revenue generating operations and expects to incur substantial operating expenses in order to expand its business. As a result, the Company expects to incur operating losses for the foreseeable future.  The Company will continue to seek equity and debt financing to meet our operating losses.  The accompanying consolidated financial statements do not include any adjustments that might become necessary should the Company be unable to continue as a going concern.

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
For The Six Month Periods Ended September 30, 2012 and 2011
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

Accounts Receivable

Management periodically assesses the collectability of the Company's accounts receivable. Accounts determined to be uncollectible are charged to operations when that determination is made. The Company had an allowance of $126,791 and $ 135,708 respectively for accounts receivable from the joint working interests, for September 30, 2012 and March 31, 2012.

Oil and Natural Gas Properties

The Company follows the full cost method of accounting for natural gas and oil properties.  Under the full cost concept, all costs incurred in acquiring, exploring, and developing properties cost center are capitalized when incurred and are amortized as mineral reserves in the cost center are produced, subject to a limitation that the capitalized costs not exceed the value of those reserves.  The unamortized costs relating to a property that is surrendered, abandoned, or otherwise disposed of are accounted for as an adjustment of accumulated amortization, rather than as a gain or loss that enters into the determination of net income, until all of the properties constituting the amortization base are disposed of, at which point gain or loss is recognized. all acquisition, exploration, and development costs are capitalized. The Company capitalizes all internal costs, including: salaries and related fringe benefits of employees directly engaged in the acquisition, exploration and development of natural gas and oil properties, as well as other identifiable general and administrative costs associated with such activities.  During the three and six month periods ending September 30, 2012 and 2011, no acquisition costs were capitalized. Oil and natural gas properties are reviewed for recoverability at least annually or when events or changes in circumstances indicate that its carrying value may exceed future undiscounted cash inflows. As of September 30, 2012 and 2011 the Company had not identified any such impairment.

Other Property and Equipment

Other property and equipment is reviewed for recoverability when events or changes in circumstances indicate that its carrying value may exceed future undiscounted cash inflows. As of September 30, 2012 and 2011, the Company had not identified any such impairment. Repairs and maintenance are charged to operations when incurred and improvements and renewals are capitalized.

Other property and equipment are stated at cost. Depreciation is calculated using the straight-line method for financial reporting purposes and accelerated methods for tax purposes.

Their estimated useful lives are as follows:

            Office Equipment:  5-7 Years

AVALON OIL & GAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For The Six Month Periods Ended September 30, 2012 and 2011
(Unaudited)

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

There was not any impairment loss for the three month periods ending September 30, 2012 and 2011.

Should the sum of the expected cash flows be less than the carrying amount of assets being evaluated, an impairment loss would be recognized. The impairment loss would be calculated as the amount by which the carrying amount of the assets, exceed fair value. Estimated amortization of intangible assets over the next five years is as follows:

September 30,
2013	21,293
2014	42,585
2015	42,585
2016	42,585
2017 and thereafter	6,055
$155,103

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
For The Six Month Periods Ended September 30, 2012 and 2011
(Unaudited)

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
For The Six Month Periods Ended September 30, 2012 and 2011
 (Unaudited)

Long-Lived Assets

Equipment is stated at acquired cost less accumulated depreciation.  Office equipment is depreciated on the straight-line basis over the estimated useful lives (five to seven years).

Impairment of long-lived assets is recognized when events or changes in circumstances indicate that the carrying amount of the asset or related group of assets may not be recoverable.  If the expected future undiscounted cash flows are less than the carrying amount of the asset, an impairment loss is recognized at that time.  Measurement of impairment may be based upon appraisal, market value of similar assets or discounted cash flows. There was no impairment for the six month periods ended September 30, 2012 and 2011.

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

Except for the ASUs above, in the period ended December 14, 2012, The FASB has issued ASU No. 2012-01 through ASU 2012-07, which is not expected to have a material impact on the consolidated financial statements upon adoption.

NOTE 2:   RECEIVABLE FROM JOINT INTERESTS

The Company is the operator of certain wells acquired in the Expanded Bedford Agreement (see note 4).  Pursuant to a joint interest operating agreement (the “Joint Interest Agreement”), the Company charges the other owners of the Grace Wells for their pro-rata share of operating and work over expenses.  These receivables are carried on the Company’s balance sheet as Receivable from Joint Interests. At September 30, 2012 and March 31, 2012, the amount of these receivables is $146,791 and 155,708.   At March 31, 2012 and September 30, 2012, the Company deemed the collectability of the receivable from joint interests in the amount of $135,708 and 126,791 as unlikely.

NOTE 3: INTELLECTUAL PROPERTY RIGHTS

A summary of the intellectual property rights at September 30, 2012 and March 31, 2012, are as follows:

	September 30, 2012	March 31, 2012
	(Unaudited)
Intelli-Well Technology	$425,850	$425,850
Less: accumulated amortization	(266,156)	(244,864)
Total	$159,694	$180,986

Amortization expense for the three month and six month period ended September 30, 2012 and 2011, was $21,292

AVALON OIL & GAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For The Six Month Periods Ended September 30, 2012 and 2011
(Unaudited)

NOTE 4: OIL AND GAS PROPERTY ACTIVITY

The table below shows the Company’s working interests in the Grace Wells as of September 30, 2012.  There were not any additional acquisitions during the three and six month period ending September 30, 2012.

Well	Working Interest
Grace #1	65.25%
Grace #2	55.75%
Grace #3	64.00%
Grace #5A	52.00%
Grace #6	58.00%

Producing oil and gas properties consist of the following at September 30, 2012 and March 31, 2012:

	September 30, 2012	March 31, 2012
	(Unaudited)
Lincoln County, Oklahoma	$67,565	$67,565
Other properties, net	1,049,513	1,049,514
Asset retirement obligation	44,916	46,364
Property impairments	(481,072)	(481,072)
Less: Depletion	(489,551)	(474,089)
Net	$191,371	$208,281

NOTE 5: ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consisted of the following:

	September 30, 2012	March 31, 2012
	(Unaudited)
Accounts payable	$410,024	$409,094
Accrued interest	220,248	172,286
Total	$630,272	$581,380

NOTE 6: NOTES PAYABLE

Notes Payable are summarized as follows:
	Note	Unamortized	Net of
March 31, 2012:	Amount	Discounts	Discount
Notes payable – long-term portion	$474,500	$-0-	$474,500
Notes payable – current portion	650,000	(29,069)	620,931
Total	$1,124,500	$(29,069)	$1,095,431

AVALON OIL & GAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For The Six Month Periods Ended September 30, 2012 and 2011
(Unaudited)

NOTE 6: NOTES PAYABLE (continued)

	Note	Unamortized	Net of
September 30, 2012 (Unaudited):	Amount	Discounts	Discount
Notes payable – long-term portion	$650,000	$	$650,000
Notes payable – current portion	503,999	(9,985)	494,014
Total	$1,153,999	$(9,985)	$1,144,014

	Three months ended September 30,		Six months ended September 30,
	2012	2011	2012	2011
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Discount on Notes Payable amortized to interest expense	$2,171	$54,180	$19,083	$65,633

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

During the three months and six months ended September 30, 2012 and 2011, the Company incurred $10,000 and $20,000 respectively for both years in preferred stock dividends.

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

Employment Agreements

KENT RODRIGUEZ

In 2009, Mr. Rodriguez, our President, was under an employment agreement dated April 1, 2008 that expires on March 31, 2013, pursuant to which he is compensated at an annual rate of $120,000. On April 1, 2011 Mr. Rodriguez voluntarily reduced his compensation to an annual rate of $48,000, subject to an increase by the Company’s Board of Directors.  The Company charged to operations the amount of $24,000 for the six month periods ended September 30, 2012 and 2011, in annual salary for Mr. Rodriguez, of which $21,700 was paid to him during the six month periods ending September 30, 2012, and $17,200 during the period ended September 30, 2011.   As of September 30, 2012, and March 31, 2012, the balances of accrued and unpaid salaries were $198,667, and $196,365.

AVALON OIL & GAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For The Six Month Periods Ended September 30, 2012 and 2011
(Unaudited)

NOTE 8: INCOME TAXES

Deferred income taxes result from the temporary difference arising from the use of accelerated depreciation methods for income tax purposes and the straight-line method for financial statement purposes, and an accumulation of New Operating Loss carryforwards for income tax purposes with a valuation allowance against the carryforwards for book purposes.

In assessing the value of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Included in deferred tax assets are Federal and State net operating loss carry forwards of approximately $7,500,000, which will expire beginning in 2028.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon our cumulative losses through September 30, 2012, we have provided a valuation allowance reducing the net realizable benefits of these deductible differences to $0 at September 30, 2012.  The amount of the deferred tax asset considered realizable could change in the near term if projected future taxable income is realized.  Due to significant changes in the Company's ownership, the Company's future use of its existing net operating losses may be limited.

NOTE 9: STOCKHOLDERS' EQUITY

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock, par value $0.10 per share.  As of September 30, 2012 and March 31, 2012, the Company has 100 shares of preferred stock issued and outstanding.

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

During the six months ended September 30, 2012 and 2011, the Company incurred $20,000 in preferred stock dividends, and paid $13,000 and $17,500 respectively.  As of September 30, 2012 and March 31, 2012, dividends in the amount of $42,450 and $35,450 have not been paid, and are carried on the Company’s balance sheet as Dividends Payable to Related Party.

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

AVALON OIL & GAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For The Six Month Periods Ended September 30, 2012 and 2011
(Unaudited)

Common Stock

The Company has authorized 3,333,333 shares of common stock with a par value of $0.001 per share.  As of September 30, 2012 and March 31, 2012, the Company had 3,190,991 and 2,558,584 shares of common stock issued and outstanding, respectively.

Common stock issuances during the six month period ended September 30, 2012:

The Company issued 150,000 shares of common stock to the Company’s outside directors for services provided.  The value of these shares in the amount of $45,000 was charged to operations.

The Company issued 141,667 shares of common stock to consultants for services provided, pursuant to consulting agreements.  The value of these shares in the amount of $42,500 was charged to operations

The Company issued 340,771 shares of common stock for the conversion of notes payable and for the assumption of debt.  The value of these shares in the amount of $42,909 was been credited to the note (s) payable.    No gain or loss was recognized on these conversions.

Options

There are no stock options outstanding.

Warrants

The following table summarizes the warrants outstanding and the related prices for the shares of the Company’s common stock issued to non-employees of the Company at September 30, 2012:

Warrants Outstanding			Warrants Exercisable
		Weighted Average			Weighted Average
Exercise	Number	Remaining Contractual	Weighted Average	Number	Remaining Contractual
Prices	Outstanding	Life (years)	Exercise Price	Exercisable	Life (years)
$30.00	1,666	0.62	$30.00	1,666	0.62
60.00	417	1.69	60.00	417	1.69
180.00	500	1.96	180.00	500	1.96
	2,583	1.05		2,583	1.05

Transactions involving warrants are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at March 31, 2012	2,583	$63.00
Granted	-	-
Exercised	-	-
Cancelled or expired	-	-
Outstanding at September 30, 2012	2,583	$63.00

AVALON OIL & GAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For The Six Month Periods Ended September 30, 2012 and 2011
 (Unaudited)

NOTE 10: EARNINGS PER SHARE

ASC 260-10-45 requires a reconciliation of the numerator and denominator of the basic and diluted earnings per share (EPS) computations. As the Company is in a loss position during the six and three months ended September 30, 2012 and 2011 there is no dilutive effect included.

NOTE 11: COMMITMENTS AND CONTINGENCIES

Commitments and contingencies through the date of these financial statements were issued have been considered by the Company and none were noted which were required to be disclosed.

NOTE 12:  SUBSEQUENT EVENTS

The Company has evaluated events subsequent to September 30, 2012 to assess the need for potential recognition or disclosure in the report.  Such events were evaluated through the date of that these financial statements were issued and has determined that there are no such events that are material to the financial statements, or all such material events have been fully disclosed.

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

In September 1998, we emerged from protection of Chapter 11 of the U.S. Bankruptcy Code. In May 1999, we changed our state of domicile to Nevada and our name to XDOGS.COM, Inc. In August 2000, following our bankruptcy, we made a decision to re-focus to a traditional wholesale to retail distributor, and obtained the exclusive North American rights to distribute high-end European outdoor apparel and equipment. We first intended to exploit these rights over the Internet under the name XDOGS.COM, Inc. However, due to the general economic conditions and the ensuing general downturn in e-commerce and internet-based businesses, we decided that to best preserve our core assets we would need to adopt a more traditional strategy. Thus, we abandoned this approach and to better reflect our new focus, we changed our name to XDOGS, Inc. On July 22, 2005, the Board of Directors and a majority of the Company's shareholders approved an amendment to our Articles of Incorporation to change the Company's name to Avalon Oil & Gas, Inc. ("Avalon"), and to increase the authorized number of shares of our common stock from 200,000,000 shares to 1,000,000,000 shares, par value $0.001, and engage in the acquisition of producing oil and gas properties.  On November 16, 2011, a majority of the Company's shareholders approved an amendment to our Articles of Incorporation to increase the authorized number of shares of our common stock from 1,000,000,000 shares to 3,000,000,000 shares par value of $0.001. This amendment was not filed with the Nevada Secretary of State.  On September 28, 2012 we held a special meeting of Avalon’s shareholders and approved an amendment to the Company’s Articles of Incorporation such that the Company would be authorized to issue up to 200,000,000 shares of common stock, to address this issue.  We expect to file an amendment with the Nevada Secretary of State on or before December 31, 2012, to increase our authorized shares to 200,000,000.

On June 4, 2012 the Board of Directors approved an amendment to our Articles of Incorporation to a reverse split of the issued and outstanding shares of Common Stock of the Corporation (“Shares”) such that each holder of Shares as of the record date of June 4, 2012 shall receive one (1) post-split Share on the effective date of June 4, 2012 for each three hundred (300) Shares owned.  The reverse split was effective on July 23, 2012.   On September 28, 2012, we held a special meeting of Avalon’s shareholders and approved an amendment to the Company’s Articles of Incorporation such that the Company would be authorized to issue up to 200,000,000 shares of common stock.  We expect to file an amendment with the Nevada Secretary of State on or before December 31, 2012, to increase our authorized shares to 200,000,000

Acquisition Strategy

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

Going Concern

The September 30, 2012, financial statements have been prepared assuming the Company will continue as a going concern. The Company has incurred a loss of $29,539,337 from inception through September 30, 2012, and has a working capital deficiency of $1,084,436 and stockholders’ equity of $402,581 as of September 30, 2012. The Company currently has minimal revenue generating operations and expects to incur substantial operating expenses in order to expand its business. As a result, the Company expects to incur operating losses for the foreseeable future.  The Company will continue to seek equity and debt financing to meet our operating losses.  The accompanying consolidated financial statements do not include any adjustments that might become necessary should the Company be unable to continue as a going concern.

Results of Operations

Three and six months ended September 30, 2012 compared to the three and six months ended September 30, 2011:

Revenues

Revenues for the three months ended September 30, 2012 were $25,481, a decrease of 34,824 or approximately 58% compared to revenue of $60,305 for the three months ended September 30, 2011.  Revenues from the sale of oil and gas decreased as a result of the lower market price for oil and natural gas, the lack of production from the Company’s Miller County Arkansas Properties

Revenues for the six months ended September 30, 2012 were $48,769, a decrease of $70,766 or approximately 59% compared to revenue of $119,535 for the six months ended September 30, 2011.  Revenues from the sale of oil and gas decreased as a result of the lower market price for oil and natural gas, the lack of production from the Company’s Miller County Arkansas Properties

Lease Operating Expenses

During the three months ending September 30, 2012, our lease operating expenses were $9,686, a decrease of $11,557 or approximately 54% compared to $21,243 for the three months ended September 30, 2011.

During the six months ending September 30, 2012, our lease operating expenses were $17,035, a decrease of $38,198 or approximately 69% compared to $55,233 for the six months ended September 30, 2011.

Selling, General, and Administrative Expenses

Selling, general and administrative expenses for the three months ended September 30, 2012 were $83,444 a decrease of $37,696 or approximately 31% compared to selling, general and administrative expenses of $121,140 during the three months ended September 30, 2011.

Selling, general and administrative expenses for the six months ended September 30, 2012 were $148,325, a decrease of $45,204 or approximately 23% compared to selling, general and administrative expenses of $193,529 during the six months ended September 30, 2011.

Stock Based Compensation

There was no non-cash compensation for the three months ended September 30, 2012 a decrease of $10,000, compared to non-cash compensation of $10,000 for the three months ended September 30, 2011.  This decrease was the result of common stock issuances to a consultant group as payment for services rendered during the period ending September 30, 2011.

Non-cash compensation for the six months ended September 30, 2012 was $87,500, an increase of $61,554 compared to non-cash compensation of $25,946 for the six months ended September 30, 2011.  This increase was the result of common stock issuances to a consultant group as payment for services rendered during the period ending September 30, 2012.

Depreciation, Depletion, and Amortization

Depreciation, Depletion, and Amortization was $20,284 for the three months ended September 30, 2012, a decrease of $10,123 or approximately 33% compared to $30,407 for the three months ended September 30, 2011.

Depreciation, Depletion, and Amortization was $37,416 for the six months ended September 30, 2011, a decrease of $17,163 or approximately 31% compared to $54,579 for the six months ended September 30, 2011

Interest Expense, net of Interest Income

Interest expense, net of interest income was $25,518 for the three months ended September 30, 2012, an decrease of $109,676 compared to interest expense of $135,194 for the three months ending September 30, 2011.

Interest expense, net of interest income was $74,310 for the six months ended September 30, 2012, an increase of $30,444 compared to interest expense of $104,754 for the six months ending September 30, 2011.

Net Loss

Our net loss for the three months ended September 30, 2012, was $113,451, a decrease of $153,400 or approximately 57% compared to a net loss of $266,851 during the three months ending September 30, 2011.

Our net loss for the six months ended September 30, 2012, was $315,817, an increase of $20,670 or approximately 7% compared to a net loss of $295,147 during the six months ending September 30, 2011.

LIQUIDITY AND CAPITAL RESOURCES

The September 30, 2012, financial statements have been prepared assuming the Company will continue as a going concern. The Company has incurred a loss of $29,539,337 from inception through September 30, 2012, and has a working capital deficiency of $1,084,436 and stockholders’ equity of $402,581 as of September 30, 2012. The Company currently has minimal revenue generating operations and expects to incur substantial operating expenses in order to expand its business. As a result, the Company expects to incur operating losses for the foreseeable future.  The Company will continue to seek equity and debt financing to meet our operating losses.  The accompanying consolidated financial statements do not include any adjustments that might become necessary should the Company be unable to continue as a going concern.

Our cash and cash equivalents were $112,727 on September 30, 2012, compared to $114,533 on March 31, 2012. We met our liquidity needs through the issuance of our common stock and notes payable for cash and the revenue derived from our oil and gas operations.

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

Operating activities

The Company had a net loss of $113,451 for the three months ended September 30, 2012 compared to a net loss of $266,851 for the three months ended September 30, 2011. Our net loss for the six months ended September 30, 2012, was $315,817, compared to a net loss of $295,147 during the six months ending September 30, 2011

Net accounts receivable as of September 30, 2012 were $18,733 compared to $20,473 for the six months ended September 30, 2011.

Investing activities

For the six months ended September 30, 2012, net cash provided by investing activities was 2,857 compared to $158,859 used in the six months ended September 30, 2011.  The primary use of cash for investing activities in the six months ending September 30, 2011 was the escrow of funds for the purchase of oil and gas producing properties.

Financing activities

Our financing activities for the six months ended September 30, 2012 provided cash of $65,000 as compared to $167,712 for the six months ended September 30, 2011. We plan to raise additional capital during the coming fiscal year.  Cash generated by financing activities represented two note payable of $65,000 from a private investor.

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

Except for the ASUs above, in the period ended December 14, 2012, The FASB has issued ASU No. 2012-01 through ASU 2012-07, which is not expected to have a material impact on the consolidated financial statements upon adoption.

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

The Company issued 141,667 shares of common stock to consultants for services provided, pursuant to consulting agreements.  The value of these shares in the amount of $42,500 was charged to operations

The Company issued 340,771 shares of common stock for the conversion of notes payable and for the assumption of debt.  The value of these shares in the amount of $42,909 has been credited to the note (s) payable.    No gain or loss was recognized on these conversions.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Form 8-K

1.	Filed on July 16, 2012, the Company announced that the outstanding common stock was reverse split on a 300-for-1 basis.

2.	Filed on October 3, 2012, the Company announced that the authorized shares have been increased from 3,333,333 to 200,000,000.

(b) Exhibits

Exhibit Number	Description

3.1	Restated Articles of Incorporation (Incorporated by reference to Exhibit 3.1 to Registration Statement on Form SB-2, Registration No. 33-74240C).*

3.2	Restated Bylaws (Incorporated by reference to Exhibit 3.2 to Registration Statement on Form SB-2, Registration No. 33-74240C).*

3.3	Articles of Incorporation for the State of Nevada. (Incorporated by reference to Exhibit 2.2 to Form 10-KSB filed February 2000)*

3.4	Articles of Merger for the Colorado Corporation and the Nevada Corporation (Incorporated by reference to Exhibit 3.4 to Form 10-KSB filed February 2000)*

3.5	Bylaws of the Nevada Corporation (Incorporated by reference to Exhibit 3.5 to Form 10-KSB filed February 2000)*

4.1	Specimen of Common Stock (Incorporated by reference to Exhibit 4.1 to Registration Statement on Form SB-2, Registration No. 33-74240C).*

4.2	Certificate of Designation of Series and Determination of Rights and Preferences of Series A Convertible Preferred Stock (Incorporated by reference to Exhibit 4.2 to Form 10-KSB filed July 12, 2002.)*

10.1	Incentive Compensation and Employment Agreement for Kent A. Rodriguez (Incorporated by Reference to Exhibit 10.12 of our Form 10-KSB filed July 20, 2001)*

31	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
____________

* Incorporated by reference to a previously filed exhibit or report.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Avalon Oil & Gas, Inc.

Date: December 17, 2012	By:	/s/ Kent Rodriguez
Kent Rodriguez
Chief Executive Officer Chief Financial and Accounting Officer