Form 10-Q
period 2012-12-31
Avalon Oil & Gas, Inc.
filed 2013-03-21
CIK 918573

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________

FORM 10-Q
____________

☑ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2012

Or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission File Number: 1-12850

AVALON OIL & GAS, INC.
(Exact Name of Small Business Issuer as specified in its charter)

Nevada	84-1168832
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)

310 Fourth Avenue South, Suite 7000
Minneapolis, MN 55415
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

3,258,062 shares of the registrant's Common Stock, $0.001 per share, were outstanding as of December 31, 2012.

Avalon Oil & Gas, Inc.
Consolidated Balance Sheets

	December 31,	March 31,
	2012	2012
	(Unaudited)
Assets

Current Assets:
Cash and cash equivalents	$118,773	$114,533
Accounts receivable, net of allowance for doubtful accounts of $0 and $0	37,452	33,958
Notes receivable	12,142	9,286
Deposits and prepaid expenses	160,000	160,000
Receivables from joint interests, net of allowance for doubtful accounts of $126,791 and $135,708	20,000	20,000

Total current assets	348,367	337,777

Notes receivable	13,572	20,000
Property and equipment, net	76	1,033
Unproven oil & gas properties	1,867,183	1,867,183
Producing oil & gas properties, net	178,423	208,281
Intellectual property rights, net	149,048	180,986

Total Assets	$2,556,669	$2,615,260

The accompanying notes are an integral part of these financial statements.

Avalon Oil & Gas, Inc.
Consolidated Balance Sheets (Continued)

	December 31,	March 31,
	2012	2012
	(Unaudited)
Liabilities and Stockholders' Equity

Current Liabilities:
Accounts payable and accrued liabilities	662,979	581,380
Accrued payroll - related parties	200,217	196,365
Dividends payable to related party	39,350	35,450
Accrued liabilities to joint interest	12,350	12,547
Notes payable - related party	20,000	15,000
Notes payable, net of discount	503,000	620,931

Total current liabilities	1,437,896	1,461,673

Notes payable, net of discount	725,000	474,500
Accrued asset retirement obligation (ARO) liability	100,328	91,094

Total Liabilities	2,263,224	2,027,267

Commitments and contingencies

Stockholders' Equity

Preferred stock, Series A, $.10 par value, 1,000,000 shares authorized; 100 shares issued and outstanding stated at redemption value	500,000	500,000
Common stock, $.001 par value: 1,000,000,000 shares authorized 3,265,992 and 2,558,584shares issued and outstanding at December 31, 2012 and March 31, 2012 respectively	3,266	2,559
Additional paid in capital	29,439,653	29,308,950
Accumulated deficit	(29,649,474)	(29,223,516)

Total Stockholders' Equity	293,445	587,993

Total Liabilities and Stockholders' Equity	$2,556,669	$2,615,260

The accompanying notes are an integral part of these financial statements.

Avalon Oil & Gas, Inc.
Consolidated Statements of Operations

	For the three	For the three
	Months ended	Months ended
	December 31, 2012	December 31, 2011
	(Unaudited)	(Unaudited)

Oil & Gas Sales	$63,880	$49,446

Operating expenses:
Lease operating expense, severance taxes and ARO accretion	22,087	48,405
Selling, general and administrative expenses	91,886	72,253
Stock based compensation	-	10,000
Depreciation, depletion, and amortization	23,129	14,846

Total operating expenses	137,102	145,504

Operating loss	(73,222)	(96,058)

Other income (expense):

(Loss) on conversion of notes payable	-	-
Gain on extinguishment of debt		7,000
Interest expense, net	(39,113)	(140,832)

Total other income (expense)	(39,113)	(133,832)

Loss before income tax	(112,335)	(229,890)

Provision for income taxes	-	-

Net Loss	(112,335)	(229,890)

Preferred stock dividends	(10,000)	(10,000)

Net loss attributable to common shareholders	$(122,335)	$(239,890)

Net loss per share - basic and diluted	(0.038)	(0.122)

Weighted average shares outstanding - basic and diluted	3,228,491	1,963,872

The accompanying notes are an integral part of these financial statements.

Avalon Oil & Gas, Inc.
Consolidated Statements of Operations

	For the nine	For the nine
	Months ended	Months ended
	December 31, 2012	December 31, 2011
	(Unaudited)	(Unaudited)

Oil & Gas Sales	$112,649	$168,981

Operating expenses:
Lease operating expense, severance taxes and ARO accretion	36,888	103,638
Selling, general and administrative expenses	240,211	265,782
Stock based compensation	87,500	35,946
Depreciation, depletion, and amortization	60,545	69,425

Total operating expenses	425,144	474,791

Operating loss	(312,495)	(305,810)

Other income (expense):

(Loss) on conversion of notes payable		(9,172)
Gain on extinguishment of debt	-	35,531
Interest expense, net	(113,423)	(245,586)

Total other income (expense)	(113,423)	(219,227)

Loss before income tax	(425,918)	(525,037)

Provision for income taxes	-	-

Net Loss	(425,918)	(525,037)

Preferred stock dividends	(30,000)	(30,000)

Net loss attributable to common shareholders	$(455,918)	$(555,037)

Net loss per share - basic and diluted	(0.143)	(0.285)

Weighted average shares outstanding - basic and diluted	3,190,032	1,947,488

The accompanying notes are an integral part of these financial statements.

Avalon Oil & Gas, Inc.
Consolidated Statement of Cash Flows

	For the nine	For the nine
	Months ended	Months ended
	December 31, 2012	December 31, 2011
	(Unaudited)	(Unaudited)

Cash flows from operating activities:
Net (loss)	$(425,918)	$(525,037)
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock issued for services	87,500	35,946
Accrued interest	5,000	-
Stock issued for reduction of interest on notes payable	2,409	-
(Gain) Loss on extinguishment of debt	-	(35,531)
Gain on settlement of debt	-	7,842
Bad debt expense		44,200
Depreciation	957	5,426
Depletion	27,686	32,058
Depreciation and ARO liability	2,172	2,174
Amortization of discount on notes payable	29,068	188,645
Amortization of intangible assets	31,938	31,941
Net change in operating assets and liabilities:
Accounts receivable	(3,494)	(14,369)
Joint interest receivable	-	(13,930)
Accounts payable and other accrued expenses	85,217	18,640
Dividends payable to related party	3,900	(3,250)
Due to related party	5,000	12,200
Asset retirement obligation	9,233	4,347

Net cash (used) in operating activities	(139,332)	(208,698)

Cash flows from investing activities:
Deposit on the purchase of additional assets	-	(160,000)
Principle payments received on notes receivable	3,572	5,713

Net cash (used in) investing activities	3,572	(154,287)

Cash flows from financing activities:
Proceeds from advances from related party	-	40,000
Reduction of accounts payable in exchange for common stock	-	47,712
Proceeds from notes payable	140,000	80,000

Net cash (used in) financing activities	140,000	167,712

The accompanying notes are an integral part of these financial statements.

Avalon Oil & Gas, Inc.
Consolidated Statement of Cash Flows (Continued)

	For the nine	For the nine
	Months ended	Months ended
	December 31, 2012	December 31, 2011
	(Unaudited)	(Unaudited)
Net (decrease) in cash and cash equivalents	4,240	(195,273)

Cash and cash equivalents at beginning of period	114,533	311,802

Cash and cash equivalents at end of period	$118,773	$116,529

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$-	$-
Taxes	$-	$-
Common stock issued in exchange for consulting
services	$87,500	$35,946
Common stock issued for conversion of note payable,
accrued interest, and assumption of debt	$43,909	$224,219
Gain from settlement of debt	$-	$(9,172)
Gain (Loss) on extinguishment of debt	$-	$35,531

The accompanying notes are an integral part of these financial statements.

AVALON OIL & GAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For The Nine Month Periods Ended December 31, 2012 and 2011
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

On June 4, 2012 the Board of Directors approved an amendment to our Articles of Incorporation to a reverse split of the issued and outstanding shares of Common Stock of the Corporation (“Shares”) such that each holder of Shares as of the record date of June 4, 2012 shall receive one (1) post-split Share on the effective date of June 4, 2012 for each three hundred (300) Shares owned.  The reverse split was effective on July 23, 2012.   On September 28, 2012, we held a special meeting of Avalon’s shareholders and approved an amendment to the Company’s Articles of Incorporation such that the Company would be authorized to issue up to 200,000,000 shares of common stock.  We expect to file an amendment with the Nevada Secretary of State on or before March 31, 2013, to increase our authorized shares to 200,000,000.

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
For The Nine Month Periods Ended December 31, 2012 and 2011
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

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (which include only normal recurring adjustments) necessary to present fairly the balance sheets of Avalon Oil and Gas Inc. and subsidiaries as of December 31, 2012 and the results of their operations for the three month and nine months ended December 31, 2012 and 2011, and cash flows for the nine months ended December 31, 2012 and 2011 are not necessarily indicative of the results to be expected for the entire year.

Principles of consolidation

The consolidated financial statements include the accounts of the Company  and The Company’s subsidiary Oiltek, Inc. All significant inter-company items have been eliminated in consolidation.

Going Concern

The December 31, 2012, financial statements have been prepared assuming the Company will continue as a going concern. However, the Company has incurred a loss of $29,649,474 from inception through December 31, 2012, and has a working capital deficiency of $1,089,528 and stockholders’ equity of $293,445 as of December 31, 2012. The Company currently has minimal revenue generating operations and expects to incur substantial operating expenses in order to expand its business. As a result, the Company expects to incur operating losses for the foreseeable future.  The Company will continue so seek equity and debt financing to meet our operating losses.  The accompanying consolidated financial statements do not include any adjustments that might become necessary should the Company be unable to continue as a going concern.

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
For The Three and Nine Month Periods Ended December 31, 2012 and 2011
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

Accounts Receivable

Management periodically assesses the collectability of the Company's accounts receivable. Accounts determined to be uncollectible are charged to operations when that determination is made. The Company had an allowance of $ 126,791 and $ 135,708 for accounts receivable from the joint working interests, respectively for the nine month periods ending December 31, 2012 and ended March 31, 2012.

Oil and Natural Gas Properties

The Company follows the full cost method of accounting for natural gas and oil properties.  Under the full cost concept, all costs incurred in acquiring, exploring, and developing properties cost center are capitalized when incurred and are amortized as mineral reserves in the cost center are produced, subject to a limitation that the capitalized costs not exceed the value of those reserves.  The unamortized costs relating to a property that is surrendered, abandoned, or otherwise disposed of are accounted for as an adjustment of accumulated amortization, rather than as a gain or loss that enters into the determination of net income, until all of the properties constituting the amortization base are disposed of, at which point gain or loss is recognized. all acquisition, exploration, and development costs are capitalized. The Company capitalizes all internal costs, including: salaries and related fringe benefits of employees directly engaged in the acquisition, exploration and development of natural gas and oil properties, as well as other identifiable general and administrative costs associated with such activities.  During the nine month periods ending December 31, 2012 and 2011, no acquisition costs were capitalized. Oil and natural gas properties are reviewed for recoverability at least annually or when events or changes in circumstances indicate that its carrying value may exceed future undiscounted cash inflows. As of December 31, 2012 and 2011, the Company had not identified any such impairment.

AVALON OIL & GAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For The Three and Nine Month Periods Ended December 31, 2012 and 2011
(Unaudited)

Other Property and Equipment

Other property and equipment is reviewed for recoverability when events or changes in circumstances indicate that its carrying value may exceed future undiscounted cash inflows. As of December 31, 2012 and 2011, the Company had not identified any such impairment. Repairs and maintenance are charged to operations when incurred and improvements and renewals are capitalized.

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

There was not any impairment loss for the three and nine month periods ending December 31, 2012 and December 31, 2011.

Should the sum of the expected cash flows be less than the carrying amount of assets being evaluated, an impairment loss would be recognized. The impairment loss would be calculated as the amount by which the carrying amount of the assets, exceed fair value. Estimated amortization of intangible assets over the next five years is as follows:

December 31,

2013	$21,293
2014	42,585
2015	42,585
2016	42,585
$155,103

AVALON OIL & GAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For The Three and Nine Month Periods Ended December 31, 2012 and 2011
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
For The Three and Nine Month Periods Ended December 31, 2012 and 2011
(Unaudited)

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

Impairment of long-lived assets is recognized when events or changes in circumstances indicate that the carrying amount of the asset or related group of assets may not be recoverable.  If the expected future undiscounted cash flows are less than the carrying amount of the asset, an impairment loss is recognized at that time.  Measurement of impairment may be based upon appraisal, market value of similar assets or discounted cash flows. There was no impairment for the three and nine month periods ended December 31, 2011 and December 31, 2012.

Recently enacted accounting standards

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

Except for the ASUs above, in the period ended March 2013, The FASB has issued ASU No. 2012-01 through ASU 2013-05, which is not expected to have a material impact on the consolidated financial statements upon adoption.

AVALON OIL & GAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For The Three and Nine Month Periods Ended December 31, 2012 and 2011
(Unaudited)

NOTE 2:   RECEIVABLE FROM JOINT INTERESTS

The Company is the operator of certain wells acquired in the Expanded Bedford Agreement (see note 4).  Pursuant to a joint interest operating agreement (the “Joint Interest Agreement”), the Company charges the other owners of the Grace Wells for their pro-rata share of operating and work over expenses.  These receivables are carried on the Company’s balance sheet as Receivable from Joint Interests. At December 31, 2012 and March 31, 2012, the amount of these receivables is $146,791 and 155,708.   At March 31, 2012 and December 31, 2012, the Company deemed the collectability of the receivable from joint interests in the amount of $135,708 and 126,791 as unlikely.

NOTE 3: INTELLECTUAL PROPERTY RIGHTS

A summary of the intellectual property rights at December 31, 2012 and March 31, 2012, are as follows:

	December 31, 2012	March 31, 2012
	(Unaudited)
Ultrasonic Mitigation Technology	$425,850	$425,850
Less: accumulated amortization	(276,802)	(244,864)
Total	$149,048	$180,986

Amortization expense for the three month and nine month period ended December 31, 2012 and 2011 was $10,646 and $31,938 respectively.

NOTE 4: OIL AND GAS PROPERTY ACTIVITY

The table below shows the Company’s working interests in the Grace Wells as of December 31, 2012.  There were not any additional acquisitions during the nine month period ended December 31, 2012.

Well	Working Interest
Grace #1	65.25%
Grace #2	55.75%
Grace #3	64.00%
Grace #5A	52.00%
Grace #6	58.00%

AVALON OIL & GAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For The Three and Nine Month Periods Ended December 31, 2012 and 2011
(Unaudited)

NOTE 4: OIL AND GAS PROPERTY ACTIVITY (Continued)

Producing oil and gas properties consist of the following at December 31, 2012and March 31, 2012:

	December 31, 2012	March 31, 2012
Lincoln County, Oklahoma	$67,565	$67,565
Other properties, net	1,049,513	1,049,514
Asset retirement obligation	47,812	46,364
Property impairments	(481,072)	(481,072)
Less: Depletion	(505,395)	(474,089)
Net	$178,423	$208,281

NOTE 5: ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consisted of the following:

	December 31, 2012	March 31, 2012
	(Unaudited)
Accounts payable	$413,530	$409,094
Accrued interest	249,449	172,286
Total	$662,979	$581,380

NOTE 6: NOTES PAYABLE

Notes Payable are summarized as follows:

	Note	Unamortized	Net of
March 31, 2012:	Amount	Discounts	Discount
Notes payable – long-term portion	$474,500	$-	$474,500
Notes payable – current portion	650,000	(29,069)	620,931
Total	$1,124,500	$(29,069)	$1,095,431

AVALON OIL & GAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For The Three and Nine Month Periods Ended December 31, 2012 and 2011
(Unaudited)

	Note	Unamortized	Net of
December 31, 2012(Unaudited):	Amount	Discounts	Discount
Notes payable – long-term portion	$725,000	$-	$725,000
Notes payable – current portion	503,000	-	503,000
Total	$1,228,000	$-	$1,228,000

	Nine months ended December 31,
	2012	2011
	(Unaudited)
Discount on Notes Payable amortized to interest expense	$29,068	$188,645

	Three months ended December 31,
	2012	2011
	(Unaudited)
Discount on Notes Payable amortized to interest expense	$9,985	$122,922

NOTE 7: RELATED PARTY TRANSACTIONS

Promissory Notes

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

During the three months and nine months ended December 31, 2012 and 2011, the Company incurred $10,000 and $30,000 respectively in preferred stock dividends.

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

AVALON OIL & GAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For The Three and Nine Month Periods Ended December 31, 2012 and 2011
(Unaudited)

Employment Agreements

KENT RODRIGUEZ

In 2009, Mr. Rodriguez, our President, was under an employment agreement dated April 1, 2008 that expires on March 31, 2013, pursuant to which he was compensated at an annual rate of $120,000. On April 1, 2011 Mr. Rodriguez voluntarily reduced his compensation to an annual rate of $48,000, subject to an increase by the Company’s Board of Directors.  The Company charged to operations the amount of $12,000 and $36,000 for the three month and nine month periods ended December 31, 2012 and $12,000 and $36,000 for the three and nine month periods ended December 31, 2011, in annual salary for Mr. Rodriguez, of which $32,600 was paid to him during the nine month period ending December 31 2011, and $32,148 during the nine month period ending December 31, 2012.  As of December 31, 2012, and March 31, 2012, the balances of accrued and unpaid salaries were $200,217 and $196,365.

NOTE 8: INCOME TAXES

Deferred income taxes result from the temporary difference arising from the use of accelerated depreciation methods for income tax purposes and the straight-line method for financial statement purposes, and an accumulation of New Operating Loss carryforwards for income tax purposes with a valuation allowance against the carryforwards for book purposes.

In assessing the value of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Included in deferred tax assets are Federal and State net operating loss carry forwards of approximately $7,500,000, which will expire beginning in 2028.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon our cumulative losses through December 31, 2012, we have provided a valuation allowance reducing the net realizable benefits of these deductible differences to $0 at December 31, 2012.  The amount of the deferred tax asset considered realizable could change in the near term if projected future taxable income is realized.  Due to significant changes in the Company's ownership, the Company's future use of its existing net operating losses may be limited.

NOTE 9: STOCKHOLDERS' EQUITY

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock, par value $0.10 per share.  As of December 31, 2012 and March 31, 2012, the Company has 100 shares of preferred stock issued and outstanding.

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

AVALON OIL & GAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For The Three and Nine Month Periods Ended December 31, 2012 and 2011
(Unaudited)

During the nine months ended December 31, 2012and December 31, 2011, the Company incurred $30,000 in preferred stock dividends, and paid $33,250 and $500 respectively.  As of December 31, 2012 and March 31, 2012, dividends in the amount of $39,350 and  $35,450 have not been paid, and are carried on the Company’s balance sheet as Dividends Payable to Related Party.

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

Common Stock

The Company has authorized 3,333,333 shares of common stock with a par value of $0.001 per share.  As of December 31, 2012 and March 31, 2012, the Company had 3,265,992 and 2,558,584 shares of common stock issued and outstanding, respectively.

Common stock issuances during the nine month period ended December 31, 2012:

The Company issued 150,000 shares of common stock to the Company’s outside directors for services provided.  The value of these shares in the amount of $45,000 was charged to operations.

The Company issued 291,667 shares of common stock to consultants for services provided, pursuant to consulting agreements.  The value of these shares in the amount of $42,500  was charged to operations

The Company issued 340,771 shares of common stock for the conversion of notes payable and for the assumption of debt.  The value of these shares in the amount of $42,909 was been credited to the note (s) payable.    No gain or loss was recognized on these conversions.

The Company cancelled 83,335 shares of common stock that were issued to consultants for services provided, pursuant to consulting agreements.

There are no stock options outstanding.

AVALON OIL & GAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For The Three and Nine Month Periods Ended December 31, 2012 and 2011
(Unaudited)

Warrants

The following table summarizes the warrants outstanding and the related prices for the shares of the Company’s common stock issued to non-employees of the Company at December 31, 2012:

Warrants Outstanding			Warrants Exercisable
		Weighted Average			Weighted Average
Exercise	Number	Remaining Contractual	Weighted Average	Number	Remaining Contractual
Prices	Outstanding	Life (years)	Exercise Price	Exercisable	Life (years)
$30.00	1,666	0.62	$30.00	1,666	0.62
60.00	417	1.69	60.00	417	1.69
180.00	500	1.96	180.00	500	1.96
	2,583	1.05		2,583	1.05

Transactions involving warrants are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at March 31, 2012	2,583	$63.00
Granted	-	-
Exercised	-	-
Cancelled or expired	-	-
Outstanding at December 31, 2012	2,583	$63.00

NOTE 10: EARNINGS PER SHARE

ASC 260-10-45 requires a reconciliation of the numerator and denominator of the basic and diluted earnings per share (EPS) computations. As the Company is in a loss position during the three and nine months ended December 31, 2012 and December 31, 2011 there is no dilutive effect included.

NOTE 11: COMMITMENTS AND CONTINGENCIES

Commitments and contingencies through the date of these financial statements were issued have been considered by the Company and none were noted which were required to be disclosed.

NOTE 12:  SUBSEQUENT EVENTS

The Company has evaluated events subsequent to December 31, 2012 to assess the need for potential recognition or disclosure in the report.  Such events were evaluated through the date of that these financial statements were issued and has determined that there are no such events that are material to the financial statements, or all such material events have been fully disclosed.

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

GOING CONCERN

The December 31, 2012, financial statements have been prepared assuming the Company will continue as a going concern. However, the Company has incurred a loss of $29,649,474 from inception through December 31, 2012, and has a working capital deficiency of $1,089,529 as of December 31, 2012.  Stockholders’ equity as of December 31, 2012, is $293,445. The Company currently has minimal revenue generating operations and expects to incur substantial operating expenses in order to expand its business. As a result, the Company expects to incur operating losses for the foreseeable future.  The accompanying consolidated financial statements do not include any adjustments that might become necessary should the Company be unable to continue as a going concern.

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

Results of Operations

Three and nine months ended Decmeber31, 2012 compared to the three and nine months ended December 31, 2011:

Revenues

Revenues for the three months ended December 31, 2012 were $63,880, an increase of $14,434 or approximately 29% compared to revenue of $49,446 for the three months ended December 31, 2011.  Revenues from the sale of oil and gas increased as a result of the higher market price for natural gas.

Revenues for the nine months ended December 31, 2012 were $112,649, a decrease of $56,332 or approximately33% compared to revenue of $168,981 for the nine months ended December 31, 2011.  Revenues from the sale of oil and gas decreased as a result of the lack of revenues from Company’s properties in Miller County, Arkansas.

Lease Operating Expenses

During the three months ended December 31, 2012, our lease operating expenses were $22,087, a decrease of $26,318 or approximately 54% compared to $48,405 for the three months ended December 31, 2011.

During the nine months ending December 31, 2012, our lease operating expenses were $36,888, a decrease of $66,750 or approximately 64% compared to $103,638for the nine months ended December 31, 2011.

Selling, General, and Administrative Expenses

Selling, general and administrative expenses for the three months ended December 31, 2012 were $91,886,  an increase of $19,633 or approximately 27% compared to selling, general and administrative expenses of $72,253 during the three months ended December 31, 2011.   Selling, general and administrative expenses for the three months ended December 31, 2012 consisted primarily of payroll and related costs of $12,000; legal and accounting fees in the amount of $24,784; travel and entertainment expenses of $7,550; dividend expense of $10,000; office expenses of $3,369; facilities costs in the amount of $26,388; and investor relations costs of $4,455.

Selling, general and administrative expenses for the nine months ended December 31, 2012 were $240,211, a decrease of $25,571 or approximately10% compared to selling, general and administrative expenses of $265,782, during the nine months ended December 31, 2011.   Selling, general and administrative expenses for the nine months ended December 2012 consisted primarily of payroll and related costs of $36,000; legal and accounting fees in the amount of $42,344; travel and entertainment expenses of $22,051; dividend expense of $30,000; office expenses of $8,377; facilities costs in the amount of $35,201 and consulting expense of $7,496.

Stock Based Compensation

There was no non-cash compensation for the three months ended December 31, 2012, compared to  non-cash compensation of $10,000 for the three months ended December 31, 2011.

Non-cash compensation for the nine months ended December 31, 2012 was $87,500, an increase of $51,554 compared to non-cash compensation of $35,946 for the nine months ended December 31, 2011.  This increase was the result of common stock issuances to a consultant group as payment for services rendered during the period ending December 31, 2012.

Depreciation, Depletion, and Amortization

Depreciation, Depletion, and Amortization was $23,129 for the three months ended December 31, 2012, an increase of $8,283 or approximately56% compared to $14,846 for the three months ended December 31, 2011.

Depreciation, Depletion, and Amortization was $60,545 for the nine months ended December 31, 2012, a decrease of $8,800 or approximately 13% compared to $69,425 for the nine months ended December 31, 2011

Interest Expense, net of Interest Income

Interest expense, net of interest income was $39,113 for the three months ended December 31, 2012, a decrease of $101,719 compared to interest expense of $140,832 for the three months ending December 31, 2011.

Interest expense, net of interest income was $113,423 for the nine months ended December 31, 2012, an increase of $132,163 compared to interest expense of $245,586 for the nine months ending December 31, 2011.

Net Loss

Our net loss for the three months ended December 31, 2012, was $112,335, a decrease of $117,555 or approximately 51% compared to a net loss of $229,890, during the three months ending December 31, 2011.

Our net loss for the nine months ended December 31, 2012, was $425,918, a decrease of $99,119 or approximately 19% compared to a net loss of $525,037during the nine months ending December 31, 2011.

LIQUIDITY AND CAPITAL RESOURCES

The December 31, 2012, financial statements have been prepared assuming the Company will continue as a going concern. However, the Company has incurred a loss of $29,649,474 from inception through December 31, 2012, and has a working capital deficiency of $1,089,529 and Stockholders’ equity of $293,445 as of December 31, 2012. The Company currently has minimal revenue generating operations and expects to incur substantial operating expenses in order to expand its business. As a result, the Company expects to incur operating losses for the foreseeable future.  The Company will continue so seek equity and debt financing to meet our operating losses.  The accompanying consolidated financial statements do not include any adjustments that might become necessary should the Company be unable to continue as a going concern.

Our cash and cash equivalents were $118,773 on December 31, 2012, compared to $116,529 on December 31, 2011. We met our liquidity needs through the issuance of our common stock and convertible notes payable for cash and the revenue derived from our oil and gas operations.

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

Operating activities

The Company had a net loss of $112,335 for the three months ended December 31, 2012 compared to a net loss of $229,890 for the three months ended December 31, 2011. Our net loss for the nine months ended December 31, 2011, was $425,918, compared to a net loss of $525,037during the nine months ending December 31, 2011, due to a reduction in expense in for the issuance of stock for consulting services.

Net accounts receivable for the nine months ended December 31, 2012 were $37,452 compared to $29,627 for the nine months ended December 31, 2011.

Investing activities

The Company had $154,827 net cash used  in investing activities for the nine month period ended December 31, 2011 and $3,572 net cash provided for the  nine month period ended December 31, 2012

Financing activities

During the nine month period ended December 31, 2011, the Company had $167,712 net cash provided by financing activities, a $40,000 advance from a related party and $80,000 in proceeds from two promissory notes from a shareholder of the Company.  For the nine month period ended December 31, 2012, the Company had $140,000 in financing activities,

Critical Accounting Policies

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

Except for the ASUs above, in the period ended March 2013, The FASB has issued ASU No. 2012-01 through ASU 2013-05, which is not expected to have a material impact on the consolidated financial statements upon adoption.

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

The Company issued 291,667 shares of common stock to consultants for services provided, pursuant to consulting agreements.  The value of these shares in the amount of $87,500 was charged to operations

The Company issued 340,771 shares of common stock for the conversion of notes payable and for the assumption of debt.  The value of these shares in the amount of $42,909 has been credited to the note (s) payable.    No gain or loss was recognized on these conversions.

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

Avalon Oil & Gas, Inc.

Date: March 21, 2013	By:	/s/ Kent Rodriguez
Kent Rodriguez
Chief Executive Officer
Chief Financial and Accounting Officer