Form 10-K/A
period 2012-03-31
Avalon Oil & Gas, Inc.
filed 2013-04-22
CIK 918573

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment 1

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

We are filing this amendment to include Exhibit's of our Chief Executive Officer's Employment Agreement and Promissory Notes that have been issued in the last two years that we believe are material.

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

In September 1998, we emerged from protection of Chapter 11 of the U.S. Bankruptcy Code. In May, 1999, we changed our state of domicile to Nevada and our name to XDOGS.COM, Inc. In August 2000, following our bankruptcy, we made a decision to re-focus to a traditional wholesale to retail distributor, and obtained the exclusive North American rights to distribute high-end European outdoor apparel and equipment. We first intended to exploit these rights over the Internet under the name XDOGS.COM, Inc. However, due to the general economic conditions and the ensuing general downturn in e-commerce and internet-based businesses, we decided that to best preserve our core assets we would need to adopt a more traditional strategy. Thus, we abandoned this approach and to better reflect our new focus, we changed our name to XDOGS, Inc. On July 22, 2005, the Board of Directors and a majority of the Company's shareholders approved an amendment to our Articles of Incorporation to change the Company's name to Avalon Oil & Gas, Inc. ("Avalon"), and to increase the authorized number of shares of our common stock from 200,000,000 shares to 1,000,000,000 shares, par value of $0.001, and engage in the acquisition of producing oil and gas properties.  On November 16, 2011, shareholder' owning a majority of the Company's shares approved an amendment to our Articles of Incorporation to increase the authorized number of shares of our common stock from 1,000,000,000 shares to 3,000,000,000 shares par value of $0.001.

Acquisition Strategy

Our strategy is to acquire oil and gas producing properties that have proven reserves and established in-field drilling locations with a combination of cash, debt, and equity. We believe that acquisition of such properties minimizes our risk, allows us to generate immediate cash flow, and provides in-field drilling locations to expand production within the proven oil and gas fields. We will aggressively develop these low cost/low risk properties in order to enhance shareholder value. In addition, Avalon's technology group acquires oil production enhancing technologies. Through its strategic partnership with Innovaro  Corporation, (ASE: INNI) a transfer technology company, Avalon is building an asset portfolio of innovative technologies in the oil and gas industry to maximize enhancement opportunities at its various oil and gas properties.

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

ITEM 2.  PROPERTIES

Our corporate office is located at 7809 Creekridge Circle, Suite 105, Minneapolis, Minnesota 55439. This office space is leased from an unaffiliated third party on a one year lease, which ends on December 31, 2012, for a monthly rental of $3,500.00

On July 2, 2008, we signed a letter agreement to acquire all of the oil and gas producing assets owned by Bedford Energy, Inc. in the East Chandler Field, Lincoln County, Oklahoma. We increased our current interest in the Grace #2 well and acquired working interests in four other producing wells in the East Chandler Field, the Grace #1, Grace #3, Grace #5A and Grace #6 wells.

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

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934. Our internal control over financial reporting is a process designed to provide reasonable assurance with respect to the reliability of financial reporting and the preparation and fair presentation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures which:

●   Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

●   Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

●   Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

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

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($) (2)	Total ($)

Kent Rodriguez	2012	$48,000	$-	$-	$-	$-	$-	$40,000	$88,000	(2)(1)
CEO and President	2011	$120,000	$-	$-	$-	$-	$-	$40,000	$160,000	(2)(1)
	2010	$120,000	$-	$-	$-	$-	$-	$40,000	$124,000	(2)(1)

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

1. AUDIT FEES.

Our audit fees for the years ended March 31, 2012 and 2011 were as follows:

2012	2011
$52,500	$52,660

2. TAX FEES.

Our tax return fees for the years ended March 31, 2012 and 2011 were as follows:

2012	2011
$-	$9,000

3. ALL OTHER FEES.

2012	2011
$-	$-

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibit Number	Description

3.1	Restated Articles of Incorporation (Incorporated by reference to Exhibit 3.1 to Registration Statement on Form SB-2, Registration No. 33-74240C).*
3.2	Restated Bylaws (Incorporated by reference to Exhibit 3.2 to Registration Statement on Form SB-2, Registration No. 33-74240C). *
3.3	Articles of Incorporation for the State of Nevada. (Incorporated by reference to Exhibit 2.2 to Form 10-KSB filed February 2000) *
3.4	Articles of Merger for the Colorado Corporation and the Nevada Corporation (Incorporated by reference to Exhibit 3.4 to Form 10-KSB filed February 2000) *
3.5	Bylaws of the Nevada Corporation (Incorporated by reference to Exhibit 3.5 to Form 10-KSB filed February 2000) *
4.1	Specimen of Common Stock (Incorporated by reference to Exhibit to Registration Statement on Form SB-2, Registration No. 33-74240C). *
10.1	Employment Agreement between the Company and Kent Rodriguez dated April 1, 2011
10.2	Promissory Note between the Company and Peter Messerli dated January 6, 2011, in the amount of $200.000
10.3	Promissory Note between the Company and Maerki Baumann & Company AG dated January 11, 2011, in the amount of $250,000
10.4	Promissory Note between the Company and Maerki Baumann & Company AG dated January 27, 2012, in the amount of $200,000
31.1	Certification
32.1	Certification

* Incorporated by reference to a previously filed exhibit or report.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Avalon Oil & Gas, Inc.

Date: April 22, 2013	By:	/s/ Kent Rodriguez
Kent Rodriguez
Chief Executive Officer, President,
Secretary and Principal Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Company in the capacities and on the dates indicated.

Date: April 22, 2013	By:	/s/ Kent Rodriguez
Kent Rodriguez
Chief Executive Officer, President,
Secretary and Principal Financial Officer

Date: April 22, 2013	By:	/s/ Jill Allison
Jill Allison
Director

Date: April 22, 2013	By:	/s/ Douglas Barton
Douglas Barton
Director

Date: April 22, 2013	By:	/s/ Rene Häusler
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