Form 10-K
period 2013-03-31
Avalon Oil & Gas, Inc.
filed 2013-08-20
CIK 918573

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended March 31, 2013

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

10,208,062  shares of our common stock were issued and outstanding as of August 7, 2013.

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

On June 4, 2012 the Board of Directors approved an amendment to our Articles of Incorporation to a reverse split of the issued and outstanding shares of Common Stock of the Corporation (“Shares”) such that each holder of Shares as of the record date of June 4, 2012 shall receive one (1) post-split Share on the effective date of June 4, 2012 for each three hundred (300) Shares owned.  The reverse split was effective on July 23, 2012.   On September 28, 2012, we held a special meeting of Avalon’s shareholders and approved an amendment to the Company’s Articles of Incorporation such that the Company would be authorized to issue up to 200,000,000 shares of common stock.  We filed an amendment with the Nevada Secretary of State on April 10, 2013, to increase our authorized shares to 200,000,000.

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

In furtherance of the foregoing strategy, we have engaged in the following transactions during the last three years:

During the year ended March 31, 2011, the Company sold working interests in wells located in Blackmon - Hall Unit, New Diana Field, Upshur County, Texas (the “New Diana Wells”), of which it had previously acquired a ten percent (10%) working interest in April, 2008, for a note receivable in the amount of $42,857.  These properties had a net book value at the time of the sale of $20,379. This resulted in a gain from the sale of the working interest in the wells in the amount of $22,478.

The Company reached an agreement to increased our ownership in the Grace Field, Lincoln County, Oklahoma.  We purchased a 13.50% working interest in the Grace # 1, a 22.50% working interest in the Grace # 2, a 14.50% working interest in the Grace # 3 and an 11.50% working interest in the Grace # 5A, and a 21.50% working interest in the Grace #6, for $43,837.50, from 17 working interest owners during the three months ending September 30, 2010.  We closed this acquisition in January 2011.

We also purchased a 5.75% working interest in the Grace # 1, a 6.25% working interest in the Grace # 2, an 8.5% working interest in the Grace# 3, a 4.50% working interest in the Grace# 5A and a 3.50% working interest in the Grace# 6, during the year ended March 31, 2011 by issuing 294,000 shares of common stock to two (2) working interest owners.

During the year ended March 31, 2011, we advanced $160,000 for the purchase of oil and gas producing properties in Western Oklahoma, pending the completion of due diligence by the Company, if the Seller is not able to deliver clear title to these properties on or before September 30, 2013, these funds will be returned to us.

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

EMPLOYEES

As of March 31, 2013 we had two full time employees, our President, Kent Rodriguez and an administrative assistant. The Board retains consultants and advisors on as needed basis.  They are compensated with cash and also with  the issuance of the Company’s common stock. We also have three part time employees at this time.

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

During the past several years, we have attempted, without success, to generate revenues and profits. For the year ended March 31, 2013, we incurred a net loss of $749,314. There can be no assurance that we will ever be profitable.

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

ITEM 2.  PROPERTIES

Our corporate office is located at 310 Fourth Avenue South, Suite 7000, Minneapolis, Minnesota 55415. This office space is leased from an unaffiliated third party on a month to month lease, for a monthly rental of $1,000.

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

The table below shows the Company’s working interests in the Grace Wells:

Well	March 31, 2013 and 2012 Working Interest
Grace #1	65.25%
Grace #2	55.75%
Grace #3	64.00%
Grace #5A	52.00%
Grace #6	58.00%

We expect to increase our ownership in the Grace wells. As of March 31, 2013, the working interest owners owe the Company $160,226.  We will file a claim against these working interest owners and foreclose on this claim to increase our ownership.

ITEM 3.  LEGAL PROCEEDINGS

The Company is not a party to any legal proceedings that would have a material effect on the Company’s operations.

ITEM 4.   MINE SAFETY DISCLOSURES (Not applicable)

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

Per Share Common Stock Bid Prices by Quarter For the Two Most Recent Fiscal Years
	High	Low
Quarter Ended March 31, 2013	$0.19	$0.09
Quarter Ended December 31, 2012	$0.25	$0.09
Quarter Ended September 30, 2012	$0.10	$005
Quarter Ended June 30, 2012	$0.12	$0.05
Quarter Ended March 31, 2012	$0.87	$0.12
Quarter Ended December 31, 2011	$1.95	$1.05
Quarter Ended September 30, 2011	$2.70	$1.95
Quarter Ended June 30, 2011	$0.39	$0.195

As of August 7, 2013, 10,208,062 shares of our Common Stock were outstanding and the number of holders of record of our Common Stock at that date was approximately 686. However, we estimate that there are a significantly greater number of shareholders because a substantial number of our shares are held in nominee names by brokerage firms.

(b) Dividends

No dividends on the Common Stock were paid by us during the fiscal year ended March 31, 2013, or the fiscal year ended 2012, nor do we anticipate paying dividends on Common Stock in the foreseeable future. Holders of Common Stock are entitled to receive such dividends as may be declared by our Board of Directors.

(c) Securities Authorized for Issuance Under Equity Compensation Plans.

We have not established an Equity Compensation Plan and have not authorized the issuance of any securities under such plan.

(d) Preferred Stock.

Our Articles of Incorporation authorize us to issue up to 1,000,000 shares of $0.10 par value preferred stock, with such classes, series and preferences as our Board of Directors may determine from time to time. In June 2002, our Board of Directors authorized the issuance of 100 shares of Series A Convertible Preferred Stock (the "Series A Preferred Stock"). Our Board further agreed to issue all of the Series A Preferred Stock to our Chairman and President, Kent Rodriguez, in satisfaction of $500,000 in loans made by Mr. Rodriguez

The Series A Preferred Stock accrues dividends at the rate of 8% per annum on the original purchase price for the shares. If declared by the Board of Directors, these dividends are payable quarterly, beginning in September 2002. We are prohibited from paying any dividends on our Common Stock until all accrued dividends are paid on our Series A Preferred Stock.

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

 In March, 2013, our Board of Directors authorized the issuance of 2,000 shares of Series B Preferred Stock (the "Series B Preferred Stock")  The face amount of share of the Series B  Preferred Stock is $1,000.

The Series B  Preferred Stock accrues dividends at the rate of 8% per annum on the original purchase price for the shares. If declared by the Board of Directors, these dividends are payable annually, beginning in January 2014. We are prohibited from paying any dividends on our Common Stock until all accrued dividends are paid on our Series B Preferred Stock.  The Series B Preferred Stock ranks junior to the Series A Preferred Stock owned by our President and Chief Exeutive Officer, as to Dividends  and to a distribution of assets in the event of a liquidation of assets.

The Holders of Series B Preferred Stock do not have any voting rights and their consent is not required to take any sort of corporate action.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The Company does not have any securities authorized for issuance under equity compensation plans.

RECENT SALES OF UNREGISTERED SECURITIES

The Company sold the following unregistered securities between January 1, 2013 and March 31, 2013:

The Company sold 1,500,000 shares to six accredited investors for $150,000, and was based on the quoted market value at the date of issuance.

The Company issued 300,000 shares as compensation for the placement of these shares, The value of these shares in the amount of $27,000 or $0.09 per share was charged to operations, and was based on the quoted market value at the date of issuance.

The Company issued 200,000 shares of common stock to consultants for services provided, pursuant to consulting agreements.  The value of these shares in the amount of $22,000 or $0.11 per share was charged to operations, and was based on the quoted market value at the date of issuance.

The Company issued 300,000 shares of common stock to consultants for services provided, pursuant to consulting agreements.  The value of these shares in the amount of $36,000 or $0.12 per share was charged to operations, and was based on the quoted market value at the date of issuance.

The Company issued 250,000 shares of common stock to consultants for services provided, pursuant to consulting agreements.  The value of these shares in the amount of $25,000 or $0.10 per share was charged to operations, and was based on the quoted market value at the date of issuance..

The Company issued 400,000 shares of common stock for the conversion of notes payable.   The value of these shares in the amount of $62,000 has been credited to the notes payable.  The value of a note payable was reduced and $61,250 was charged to loss on extinguishment of debt.

We sold 150 Shares of Series B Preferred Stock to an accredited investor for $150,000.

All other unregistered securities sold by the Company during the past three years, but prior to January 1, 2013, have been included in the Company's 10-Q filings.

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

For the year ended March 31, 2013 compared to the year ended March 31, 2012

Revenues

Revenues for the year ended March 31, 2013 were $163,574, a decrease of $90,308 or approximately 36% compared to revenue of $253,882 for the year ended March 31, 2012. Revenue from the sale of oil and gas decreased as a result of the decrease in gas production from the wells in the Grace Field, a decrease in oil production from the wells in Miller County, Arkansas, and a decrease in the market price of natural gas.

Lease Operating Expenses

During the year ending March 31, 2013, our lease operating expenses were $124,902, a decrease of $3,969 or approximately 3% compared to $128,871 for the year ended March 31, 2012.

Selling, General, and Administrative Expenses

Selling, general and administrative expenses for the year ended March 31, 2013 were $339,502 a decrease of $153,336 or approximately 31% compared to selling, general and administrative expenses of $492,838 during the year ended March 31, 2012.   Selling, general and administrative expenses for 2013 consisted primarily of payroll and related costs of $66,464; legal and accounting fees in the amount of $46,444; facilities costs in the amount of 34,701; investor relations costs of $12,425;  travel and entertainment expenses of $21,757; office expenses of $14,285 and consulting fees in the amount of $17,496.   .  The decrease was due to lower facilities expense, office rent decreased from $3,600 per month to $1,000 per month and a reduction in consulting expense

Stock-based Compensation

Stock-based compensation for the year ended March 31, 2013 was $197,500, an increase of $151,554 or approximately 320% compared to non-cash compensation of $45,946 for the year ended March 31, 2012.  This increase was the result of more common stock issuances to outside consultants as payment for services rendered.

Depreciation, Depletion, and Amortization

Depreciation, Depletion, and Amortization were $76,133 for the year ended March 31, 2013 an increase of $6,154 or approximately 9% compared to $69,979 for the year ended March 31, 2012, due to a slight increase in the depletion allowance.

Gain on Sale of Property

During the year ended March 31, 2013, the Company did not sell any oil and gas properties.

Loss on Settlement of Debt

During the year ended March 31, 2013, the Company had a net loss on the settlement of debt in the amount of $48,711.

Interest Expense, net of Interest Income

Interest expense, net of interest income of $126,140 for the year ended March 31, 2013, a decrease of $163,621 or approximately 56%  compared to interest expense, net of $289,761 for the year ended March 31, 2012. This decrease is due to a decrease in the amortization of the discount on the promissory notes issued by the Company.

Net Loss

For the reasons stated above, our net loss for the year ended March 31, 2013, was $749,314 an increase of $12,160 or approximately 2% compared to a net loss of $737,154 during the year ended March 31, 2012.

Liquidity and Capital Resources

Going Concern

The March 31, 2013, financial statements have been prepared assuming the Company will continue as a going concern. However, the Company has incurred a loss of $29,972,830 from inception through March 31, 2013, and has a working capital deficiency of $781,776 and stockholders’ equity of $442,088, respectively, at March 31, 2013. The Company currently has minimal revenue generating operations and expects to incur substantial operating expenses in order to expand its business. As a result, the Company expects to incur operating losses for the foreseeable future.  The accompanying consolidated financial statements do not include any adjustments that might become necessary should the Company be unable to continue as a going concern.

Our cash and cash equivalents were $129,931 on March 31, 2013, compared to $114,533 on March 31, 2013. We met our liquidity needs through the issuance of our common stock, preferred stock, and convertible notes payable for cash and the revenue derived from oil and gas operations.

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

Operating activities

Net cash used by operating activities for the year ended March 31, 2013 was $333,833, compared to $430,338 used in the year ended March 31, 2012.

The Company had a net loss of $749,314 for the year ended March 31, 2013, compared to a net loss of $737,154 for the year ended March 31, 2012.  Net accounts receivable for the year ended March 31, 2013 were $52,667 compared to $33,958 for the year ended March 31, 2012.

Investing activities

For the year ended March 31, 2013 we had did not have any significant investing activities.  During the year ended March 31, 2010 we made a deposit of $160,000 for the purchase of oil and gas producing properties in Western Oklahoma, we expect to close this transaction on or before September 30, 2013 or have our deposit returned.

Financing activities

Our financing activities for the year ended March 31, 2013 provided cash of $345,000 as compared to $385,212 for the year ended March 31, 2012. We plan to raise additional capital during the coming fiscal year.  Cash generated by financing activities primarily consisted of $45,000 from the issuance of convertible promissory notes, $150,000 from the issuance of 1,500,000 shares of Common Stock and $150,000 from the issuance of 150 shares of Series B Preferred Stock.

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

Recently enacted accounting standards

During the year, The Financial Accounting Standards Board (“FASB”) has issued various pronouncements, none of which apply to the current financial statements.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Material Commitments

We have no material commitments during the next twelve (12) months.

Purchase of Significant Equipment

During the twelve months ended March 31, 2013 and March 31, 2012, we used $0 for the purchase of equipment.

ITEM 8.   FINANCIAL STATEMENTS.

Our audited Financial Statements begin on page F-1.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

 Our principal executive and financial officers, after evaluating the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of March 31, 2012, have concluded that as of March 31, 2013, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is accumulated and communicated to our management, including our Chief Executive Officer, as appropriate to allow timely decisions regarding required disclosure, and (ii) is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms.

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

Our management assessed the effectiveness of our internal control over financial reporting as of March 31, 2013 based upon the criteria set forth in the Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

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

We believe that our internal controls are effective.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting identified during our year ended March 31, 2013, which have materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our Directors and Executive Officers are shown below:

Name	Age	Position
Kent Rodriguez	53	Chief Executive Officer, President, Secretary, and Principal Financial Officer
Jill Allison	49	Director
Douglas Barton	73	Director
Rene Haeusler	57	Director

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

The Company's Directors will serve in such capacity until the next annual meeting of the Company's shareholders and until their successors have been elected and qualified. There are no family relationships among the Company's officers and directors, nor are there any arrangements or understanding between any of the directors or officers of the Company or any other person pursuant to which any officer or director was or is to be selected as an officer or director. The Directors took action sixteen (16) times by written consent during the fiscal year ended March 31, 2013.

In 1999, the Board of Directors established a Compensation Committee. It is currently comprised of Messrs. Barton and Häusler. The Compensation Committee held one (1) meeting in fiscal 2013.

In May 2000, the Board of Directors established an Audit Committee. It is currently comprised of Messrs. Barton and Häusler. The Audit Committee held one (1) meeting in fiscal 2013.

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

ITEM 11.  EXECUTIVE COMPENSATION

The following table sets forth information concerning the compensation for services in all capacities rendered to us for the year ended March 31, 2013, of our Chief Executive Officer and our other executive officers.  We did not have any corporate officers whose annual compensation exceeded $100,000 in the fiscal year ended March 31, 2013.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($) (2)	Total ($)
Kent Rodriguez	2013	$48,000	$-	$-	$-	$-	$-	$40,000	$88,000	(2) (1)
CEO and President	2012	$48,000	$-	$-	$-	$-	$-	$40,000	$88,000	(2) (1)
	2011	$120,000	$-	$-	$-	$-	$-	$40,000	$160,000	(2) (1)

(1)  Mr. Rodriguez owns the 100 shares of Preferred Stock outstanding.  These shares pay an 8% dividend.  We paid Mr. Rodriguez $52,750 in 2012 and $34,700in 2013.  The balance due Mr. Rodriguez as of March 31, 2013 is $40,750.

(2)  In 2012, Mr. Rodriguez was under an employment agreement dated April 1, 2011 that expires on March 31, 2013, pursuant to which he was compensated at an annual rate of 48,000. The Company extended the agreement for another year.During the fiscal year ending March 31, 2013, we paid Mr. Rodriguez $46,750, and accrued $1,250.  During the fiscal year ending March 31, 2012, we paid Mr. Rodriguez $37,233, and accrued $10,767, The balance due Mr. Rodriguez as of March 31, 2013 is $197,617.

Outstanding Equity Awards at Fiscal Year-End as of March 31, 2013

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

KENT RODRIGUEZ

In 2013, Mr. Rodriguez was under an employment agreement dated April 1, 2011 that expired on March 31, 2013, pursuant to which he was compensated at an annual rate of 48,000. We extended this agreement for another year.  During the fiscal year ending March 31, 2013, we paid Mr. Rodriguez $46,750, and accrued $1,250.  During the fiscal year ending March 31, 2012, we paid Mr. Rodriguez $37,233,  and accrued $10,767, The balance due Mr. Rodriguez as of March 31, 2013 is $197,617.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding ownership of our Common Stock as of March 31, 2013 by (i) each person known by us to be the beneficial owner of more than five (5%) percent of our outstanding Common Stock; (ii) each director of our Company; and (iii) all executive officers and directors of our Company as a group. As of March 31, 2013, we had a total of 6,208,062 common shares issued and outstanding.

Name of Beneficial Owner	Amount of and Nature Beneficial ownership	% of Outstanding Common stock
Kent Rodriguez (1)
310 Fourth Avenue South, Suite 7000
Minneapolis, MN 55415	4,138,708	40.07%

Douglas Barton
310 Fourth Avenue South, Suite 7000
Minneapolis, MN 55415	18,100	0.29%

Jill Allison
310 Fourth Avenue South, Suite 7000
Minneapolis, MN 55415	18,100	0.29%

Rene Häusler (2)
310 Fourth Avenue South, Suite 7000
Minneapolis, MN 55415	83,268	1.34%

CEDE & Co.
P.O. Box 222
Bowling Green Station
New York, NY 10274	2,276,725	36.67%

Maerki Baumann & Company AG (3) Dreikonigstrasse 6 CH -8002, Zurich, Switzerland	1,917,271	30.88%

All directors and officers as a group	4,242,376	41.99%

(1)
Includes 42 shares of Common stock owned by Weyer Capital Corporation, an affiliate of Mr. Rodriguez, and 4,138,708 shares of Common Stock issuable upon the conversion of 100 shares of Series A Preferred Stock.

(2)	Includes 46,501 shares owned by L’Avenir Finanz AG and 10,340 shares owned by Lawewa International LTD, affiliates of Mr. Häusler

(3)	Maerki Baumann & Company AG, holds the shares as custodian on behalf of for seventeen (17) of their clients.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

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

During the years ended March 31, 2013 and 2012, the Company incurred $40,000 in preferred stock dividends, respectively.  As of March 31, 2013, there is $40,750 in accrued preferred stock dividends.

The holders of the Series A Preferred Stock have the right to convert each share of preferred stock into a sufficient number of shares of common stock to equal 40% of the then fully-diluted shares outstanding. Fully diluted shares outstanding is computed as the sum of the number of shares of common stock outstanding plus the number of shares of common stock issuable upon exercise, conversion or exchange of outstanding options, and warrants. In the event that the Company does not have an adequate number of shares of Common Stock authorized, upon a conversion request, only the maximum allowable number of shares of Series A preferred stock shall convert into Common Stock and the remaining shares of Series A preferred Stock shall convert upon lapse of the applicable restrictions.

Employment Agreements

KENT RODRIGUEZ

In 2013, Mr. Rodriguez was under an employment agreement dated April 1, 2011 that expired on March 31, 2013, pursuant to which he was compensated at an annual rate of 48,000. We extended this agreement for another year.  During the fiscal year ending March 31, 2013, we paid Mr. Rodriguez $46,750, and accrued $1,250.  During the fiscal year ending March 31, 2012, we paid Mr. Rodriguez $37,233,  and accrued $10,767, The balance due Mr. Rodriguez as of March 31, 2013 is $197,617

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

1. AUDIT FEES.

Our audit fees for the years ended March 31, 2013 and 2012 were as follows:

2013	2012
$52,500	$52,660

2. TAX FEES.

Our tax return fees for the years ended March 31, 2013 and 2012 were as follows:

2013	2012
$-	$-

3. ALL OTHER FEES.

2013	2012
$-	$-

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibit Number	Description

3.1	Restated Articles of Incorporation (Incorporated by reference to Exhibit 3.1 to Registration Statement on Form SB-2, Registration No. 33-74240C).*
3.2	Restated Bylaws (Incorporated by reference to Exhibit 3.2 to Registration Statement on Form SB-2, Registration No. 33-74240C). *
3.3	Articles of Incorporation for the State of Nevada. (Incorporated by reference to Exhibit 2.2 to Form 10-KSB filed February 2000) *
3.4	Articles of Merger for the Colorado Corporation and the Nevada Corporation (Incorporated by reference to Exhibit 3.4 to Form 10-KSB filed February 2000) *
3.5	Bylaws of the Nevada Corporation (Incorporated by reference to Exhibit 3.5 to Form 10-KSB filed February 2000) *
4.1	Specimen of Common Stock (Incorporated by reference to Exhibit to Registration Statement on Form SB-2, Registration No. 33-74240C). *
10.1	Employment Agreement between the Company and Kent Rodriguez dated April 1, 2011 *
10.2	Promissory Note between the Company and Peter Messerli dated January 6, 2011, in the amount of $200.000 *
10.3	Promissory Note between the Company and Maerki Baumann & Company AG dated January 11, 2011, in the amount of $250,000 *
10.4 10.5	Promissory Note between the Company and Maerki Baumann & Company AG dated January 27, 2012, in the amount of $200,000 * Certificate of Designation Series B Preferred Stock
31.1	Certification
32.1	Certification

* Incorporated by reference to a previously filed exhibit or report.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Avalon Oil & Gas, Inc.

Date: August 19, 2013	By:	/s/ Kent Rodriguez
Kent Rodriguez
Chief Executive Officer, President, Secretary and Principal Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Company in the capacities and on the dates indicated.

Date: August 19, 2013	By:	/s/ Kent Rodriguez
Kent Rodriguez
Chief Executive Officer, President, Secretary and Principal Financial Officer

Date: August 19, 2013	By:	/s/ Jill Allison
Jill Allison
Director

Date: August 19, 2013	By:	/s/ Douglas Barton
Douglas Barton
Director

Date: August 19, 2013	By:	/s/ Rene Häusler
Rene Häusler
Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee of the
Board of Directors and Stockholders
of Avalon Oil & Gas, Inc.

We have audited the accompanying consolidated balance sheets of Avalon Oil & Gas, Inc. (the “Company”) as of March 31, 2013 and 2012, and the related consolidated statements of operations, changes in stockholders’ deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company, as of March 31, 2013 and 2012, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Bernstein & Pinchuk llp
Bernstein & Pinchuk llp
New York, New York
August 20, 2013

Avalon Oil & Gas, Inc.
Consolidated Balance Sheets

	March 31, 2013	March 31, 2012
Assets

Current Assets:
Cash and cash equivalents	$129,931	$114,533
Accounts receivable, net of allowance for doubtful accounts of $0 and $0, as of March 31, 2013 and 2012, respectively	52,667	33,958
Notes receivable	12,148	9,286
Deposits and prepaid expenses	160,000	160,000
Receivables from joint interests, net of allowance
for doubtful accounts of $140,227 and $135,708
for the year ended March 31, 2013 and 2012, respectively	20,000	20,000

Total current assets	374,746	337,777

Notes receivable	12,857	20,000
Property and equipment, net	-	1,033
Unproven oil & gas properties	1,867,183	1,867,183
Producing oil & gas properties, net	172,833	208,281
Intellectual property rights, net	138,402	180,986

Total Assets	$2,566,021	$2,615,260

The accompanying notes are an integral part of these financial statements.

Avalon Oil & Gas, Inc.
Consolidated Balance Sheets (Continued)

	March 31, 2013	March 31, 2012
Liabilities and Stockholders' Equity

Current Liabilities:
Accounts payable and accrued liabilities	$630,674	$581,380
Accrued payroll - related parties	202,217	196,365
Dividends payable to related party	40,750	35,450
Accrued liabilities to joint interest	11,881	12,547
Notes payable - related party	21,000	15,000
Notes payable, net of discount	250,000	620,931

Total current liabilities	1,156,522	1,461,673

Notes payable, net of discount	864,750	474,500
Accrued asset retirement obligation (ARO) liability	102,661	91,094

Total Liabilities	2,123,933	2,027,267

Commitments and contingencies

Stockholders' Equity

Preferred stock, Series A, $.10 par value, 1,000,000
shares authorized; 100 shares issued and outstanding
stated at redemption value	500,000	500,000
Preferred stock, Series B, $.10 par value, 2,000
shares authorized;
150 and nil shares issued and outstanding stated at redemption value as of March 31, 2013 and 2012, respectively	150,000	-
Common stock, $.001 par value: 200,000,000 shares
authorized 6,208,062 and 2,558,584 shares issued and
outstanding at March 31, 2013 and 2012, respectively	6,209	2,559
Additional paid in capital	29,758,709	29,308,950
Accumulated deficit	(29,972,830)	(29,223,516)

Total Stockholders' Equity	442,088	587,993

Total Liabilities and Stockholders' Equity	$2,566,021	$2,615,260

The accompanying notes are an integral part of these financial statements.

Avalon Oil & Gas, Inc.
Consolidated Statements of Operations

	For the year ended	For the year ended
	March 31, 2013	March 31, 2012

Oil & Gas Sales	$163,574	$253,882

Operating expenses:
Lease operating expense, severance taxes
and ARO accretion	124,902	128,871
Selling, general and administrative expenses	537,002	538,784
Depreciation, depletion, and amortization	76,133	69,979

Total operating expenses	738,037	737,634

Operating loss	(574,463)	(483,752)

Other income (expense):

Gain (Loss) on extinguishment of debt	(48,711)	35,531
Gain on conversion of notes payable	-	828
Interest expense, net	(126,140)	(289,761)

Total other expense	(174,851)	(253,402)

Loss before income tax	(749,314)	(737,154)

Provision for income taxes	-	-

Net Loss	(749,314)	(737,154)

Preferred stock dividends	(40,000)	(40,000)

Net loss attributable to common shareholders	$(789,314)	$(777,154)

Net loss per share - basic and diluted	$(0.227)	$(0.647)

Weighted average shares outstanding - basic and diluted	3,474,245	1,200,238

The accompanying notes are an integral part of these financial statements.

Avalon Oil & Gas, Inc.
Consolidated Statement of Cash Flows

	For the year ended	For the year ended
	March 31, 2013	March 31, 2012

Cash flows from operating activities:
Net (loss)	$(749,314)	$(737,154)
Adjustments to reconcile net loss to net cash used
in operating activities:
(Gain) Loss on extinguishment of debt	48,711	(35,531)
(Gain) Loss on settlement of debt	-	7,842
Loss on conversion of notes payable	-	1,553
Stock issued for reduction of interest on notes payable	2,409	-
Accreted interest on note payable	-	2,500
Non-cash compensation	197,500	45,946
Bad debt	-	(15,433)
Depreciation	1,033	6,849
Depletion	32,516	20,542
Depreciation and ARO liability	2,896	2,896
Asset retirement obligation accretion	11,567	11,640
Amortization of discount on notes payable	29,069	203,969
Amortization of intangible assets	42,584	42,588
Net change in operating assets and liabilities:
Accounts receivable	(18,709)	(18,700)
Joint interest receivable	-	29,265
Accounts payable and other accrued expenses	48,703	2,475
Accrued payroll-related party	5,852	11,165
Dividends payable to related party	5,300	(12,750)
Due to related party	6,000	-

Net cash (used) in operating activities	(333,883)	(430,338)

Cash flows from investing activities:
Deposit on the purchase of additional assets	-	(160,000)
Principle payments received on notes receivable	4,281	7,857

Net cash provided in investing activities	4,281	(152,143)

Cash flows from financing activities:
Proceeds from advances from related party	-	40,000
Payments for advances from related party	-	(25,000)
Payments on notes payable	(100,000)	-
Reductions in accounts payable in exchange for common stock	-	47,712
Proceeds from notes payable	145,000	322,500
Preferred stock B issued for cash	150,000	-
Common stock issued for cash	150,000	-

Net cash provided in financing activities	345,000	385,212

Net (decrease) in cash and cash equivalents	15,398	(197,269)

Cash and cash equivalents at beginning of period	114,533	311,802

Cash and cash equivalents at end of period	$129,931	$114,533
	-
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$20,000	$-
Taxes	$-	$-
Common stock issued in exchange for consulting services	$197,500	$45,946
Common stock issued for conversion of note payable,
accrued interest, and assumption of debt	$750	$185,923
Gain (Loss) on estinguishment of debt	$(48,711)	$35,531
Gain (Loss) from settlement of debt	$-	$9,395
Increase in well interest due to economic revisions	$-	$4,606

The accompanying notes are an integral part of these financial statements.

AVALON OIL AND GAS, INC.
STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
(Restated to reflect June 2012 300 to 1 reverse stock split)

	Preferred Stock,		Preferred Stock,				Stock	Additional	Other
	Series A		Series B		Common Stock		Subscription	Paid-in	Comprehensive	Retained
Balance at March 31, 2011	100	$500,000	-	$-	1,598,520	$1,598	$140,000	$28,891,692	$-	$(28,486,362)	$1,046,928

Common stock issued for consulting services	-	-	-	-	126,667	127		45,819	-	-	45,946
Common stock issued for conversion of note payable and assumption of debt	-	-	-	-	833,397	834	(140,000)	325,089	-	-	185,923
Discount on note payable due to beneficial conversion feature	-	-	-	-	-	-	-	46,350	-	-	46,350
Net loss	-	-			-	-				(737,154)	(737,154)
Balance at March 31, 2012	100	500,000	-	-	2,558,584	2,559	-	29,308,950	-	(29,223,516)	587,993

Common stock issued for consulting services	-	-	-	-	1,341,617	1,342	-	196,158	-	-	197,500
Common stock issued for conversion of note payable and assumption of debt	-	-	-	-	891,195	891	-	105,019	-	-	105,910
Common stock issued for cash	-	-	-	-	1,500,000	1,500	-	148,500	-	-	150,000
Common stock cancelled and issued in error	-	-	-	-	(83,334)	(83)	-	82	-	-	(1)
Preferred stock issued for cash	-	-	150	150,000	-	-	-	-	-	-	150,000
Net loss	-	-	-	-	-	-		-		(749,314)	(749,314)
Balance at March 31, 2013	100	$500,000	150	$150,000	6,208,062	$6,209	$-	$29,758,709	$-	$(29,972,830)	$442,088

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

On June 4, 2012 the Board of Directors approved an amendment to our Articles of Incorporation to a reverse split of the issued and outstanding shares of Common Stock of the Corporation (“Shares”) such that each holder of Shares as of the record date of June 4, 2012 shall receive one (1) post-split Share on the effective date of June 4, 2012 for each three hundred (300) Shares owned.  The reverse split was effective on July 23, 2012.   On September 28, 2012, we held a special meeting of Avalon’s shareholders and approved an amendment to the Company’s Articles of Incorporation such that the Company would be authorized to issue up to 200,000,000 shares of common stock.  We filed an amendment with the Nevada Secretary of State on April 10, 2013, to increase our authorized shares to 200,000,000.

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
FOR THE YEARS ENDED MARCH 31, 2013 AND 2011

Principles of consolidation

The consolidated financial statements include the accounts of the Company and The Company’s subsidiary Oiltek, Inc. All significant inter-company items have been eliminated in consolidation.

Going Concern

The March 31, 2013, financial statements have been prepared assuming the Company will continue as a going concern. However, the Company has incurred a loss of $29,972,830 from inception through March 31, 2013, and has a working capital deficiency of $781,776 and stockholders’ equity of $442,088 as of March 31, 2013. The Company currently has minimal revenue generating operations and expects to incur substantial operating expenses in order to expand its business. As a result, the Company expects to incur operating losses for the foreseeable future.  The Company will continue so seek equity and debt financing to meet our operating losses. The accompanying consolidated financial statements do not include any adjustments that might become necessary should the Company be unable to continue as a going concern.

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
FOR THE YEARS ENDED MARCH 31, 2013 AND 2012

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

Accounts Receivable

Management periodically assesses the collectability of the Company's accounts receivable. Accounts determined to be uncollectible are charged to operations when that determination is made. The Company had an allowance for accounts receivable of $140,227 and $135,708 for the years ended March 31, 2013 and 2012.

Oil and Natural Gas Properties

The Company follows the full cost method of accounting for natural gas and oil properties.  Under the full cost concept, all costs incurred in acquiring, exploring, and developing properties cost center are capitalized when incurred and are amortized as mineral reserves in the cost center are produced, subject to a limitation that the capitalized costs not exceed the value of those reserves.  The unamortized costs relating to a property that is surrendered, abandoned, or otherwise disposed of are accounted for as an adjustment of accumulated amortization, rather than as a gain or loss that enters into the determination of net income, until all of the properties constituting the amortization base are disposed of, at which point gain or loss is recognized. all acquisition, exploration, and development costs are capitalized. The Company capitalizes all internal costs, including: salaries and related fringe benefits of employees directly engaged in the acquisition, exploration and development of natural gas and oil properties, as well as other identifiable general and administrative costs associated with such activities. During the years ended March 31, 2013 and 2012, no acquisition costs were capitalized.  Oil and natural gas properties are reviewed for recoverability at least annually or when events or changes in circumstances indicate that its carrying value may exceed future undiscounted cash inflows. As of March 31, 2013 and 2012, the Company had not identified any such impairment.

AVALON OIL & GAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2013 AND 2012

Other Property and Equipment

Other property and equipment is reviewed on an annual basis for impairment and as of March 31, 2013, the Company had not identified any such impairment. Repairs and maintenance are charged to operations when incurred and improvements and renewals are capitalized.

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

There were not any impairment losses for the fiscal years ended March 31, 2013 and 2012.

Should the sum of the expected cash flows be less than the carrying amount of assets being evaluated, an impairment loss would be recognized. The impairment loss would be calculated as the amount by which the carrying amount of the assets, exceed fair value. Estimated amortization of intangible assets over the next five years is as follows:

March 31,

2014	$42,585
2015	42,585
2016	42,585
2017	10,647
$138,402

AVALON OIL & GAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2013 AND 2012

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

Loss per Common Share

ASC 260-10-45, “Earnings Per Share”, requires presentation of "basic" and "diluted" earnings per share on the face of the statements of operations for all entities with complex capital structures. Basic earnings per share are computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted during the period. Dilutive securities having an anti-dilutive effect on diluted earnings per share are excluded from the calculation.  In addition, the Company had a net loss during current period so dilutive securities would decrease negative EPS and have an anti-dilutive effect.

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
FOR THE YEARS ENDED MARCH 31, 2013 AND 2012

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

Impairment of long-lived assets is recognized when events or changes in circumstances indicate that the carrying amount of the asset or related group of assets may not be recoverable.  If the expected future undiscounted cash flows are less than the carrying amount of the asset, an impairment loss is recognized at that time.  Measurement of impairment may be based upon appraisal, market value of similar assets or discounted cash flows. There was no impairment for the fiscal year ended March 31, 2013 and 2012.

AVALON OIL & GAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2013 AND 2012

NOTE 2:   RECEIVABLE FROM JOINT INTERESTS

The Company is the operator of certain wells acquired in the Expanded Bedford Agreement (see note 4).  Pursuant to a joint interest operating agreement (the “Joint Interest Agreement”), the Company charges the other owners of the Grace Wells for their pro-rata share of operating and workover expenses.  These receivables are carried on the Company’s balance sheet as Receivable from Joint Interests. At March 31, 2013 and 2012, the amount of these receivables is $160,227 and $155,708, respectively.  During the year ended March 31, 2013, the Company deemed the collectability of the receivable from joint interests in the amount of $140,227 and 135,708 respectively as unlikely.

NOTE 3: PROPERTY AND EQUIPMENT

A summary of property and equipment at March 31, 2013 and 2012 is as follows:

	March 31, 2013	March 31, 2012
Office Equipment	$41,778	$41,778
Leasehold improvements	-0-	7,989
	41,778	49,767
Less: Accumulated depreciation	(41,778)	(48,734)
Total	$-	$1,033

Depreciation expense for the years ended March 31, 2013 and 2012 was $1,033 and $6,849.

AVALON OIL & GAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2013 AND 2012

NOTE 4: INTELLECTUAL PROPERTY RIGHTS

A summary of the intellectual property rights at March 31, 2013 and 2012, are as follows:

	March 31, 2013	March 31, 2012
Intelli-well	$425,850	$425,850
Ultrasonic Mitigation Technology	-	-
Leak Location Technology	-	-
BIO-CAT Well and pipeline	-	-
	425,850	425,850
Less: accumulated amortization	(287,448)	(244,864)
Total	$138,402	$180,986

Amortization expense for the year ended March 31, 2013 and 2012 was $42,584 and $42,588, respectively.

AVALON OIL & GAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2013 AND 2012

NOTE 5: OIL AND GAS PROPERTY ACTIVITY

The table below shows the Company’s working interests in the Grace Wells as of March 31, 2013 and 2012:

Well	March 31, 2012 Working Interest	Additional Acquisition	March 31, 2013 Working Interest
Grace #1	65.25%	0%	65.25%
Grace #2	55.75%	0%	55.75%
Grace #3	64.00%	0%	64.00%
Grace #5A	52.00%	0%	52.00%
Grace #6	58.00%	0%	58.00%

Producing oil and gas properties consist of the following:

	March 31, 2013	March 31, 2012
Lincoln County, Oklahoma	$111,402	$67,565
Other properties, net	1,005,676	1,049,514
Asset retirement cost	43,468	46,364
Property impairments	(481,072)	(481,072)
Less: Depletion	(506,641)	(474,090)
Net	$172,833	$208,281

AVALON OIL & GAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2013 AND 2012

NOTE 6: ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consisted of the following:

	March 31, 2013	March 31, 2012
Accounts payable	$388,438	$409,094
Accrued interest	242,236	172,286
Total	$630,674	$581,380

NOTE 7: NOTES PAYABLE

March 31, 2013	March 31, 2012
On May 8, 2006, the Company entered into a convertible note payable agreement with a shareholder in the amount of $100,000.  The note carries an interest rate of 10% per annum and matures of November 8, 2006.  The note holder has the right to convert the note and accrued interest at a rate of $0.01 per share.  The value of this conversion feature was treated as a loan discount for the full $100,000 of the loan and was amortized to interest expense over the life of the loan.   On May 8, 2007 the note was extended for one year.  The conversion feature of the note was valued at $25,852 and was treated as a prepaid loan costs.  The prepaid loan costs have been amortized over the life of the new note. On October 19, 2007, the note holder converted $30,000 of principal plus accrued interest of $16,152 for 1,350,000 shares of common stock. On November 30, 2007, the note holder converted $10,000 of principal for 950,000 shares of common stock. On January 31, 2008, the note holder converted $10,000 of principal and accrued interest of $600 for 1,250,000 shares of common stock. On February 29, 2008, the note holder converted $8,000 of principal for 1,250,000 shares of common stock. On March 31, 2008, the note holder converted $5,000 of principal for 1,250,000 shares of common stock. On March 31, 2008, the note holder converted $5,000 of principal for 1,250,000 shares of common stock. On June 6, 2008, the note holder converted $7,000 of principal and $1,372 of accrued interest for 1,550,000 shares of common stock. On June 23, 2008, the note holder converted $10,000 of principal and $395 of accrued interest for 1,500,000 shares of common stock. On October 15, 2008, the note holder converted $5,000 of principal and $10,000 of interest for 3,300,000 shares of common stock. On December 3, 2008, the note holder converted $3,000 of principal and $201 of interest for 2,000,000 shares of common stock. On February 24, 2009, the note holder converted $2,000 of principal and $167 of accrued interest into 4,000,000 shares of common stock During the three months ended September 30, 2009, the Company issued 33,000,000 shares for the conversion of $2,000 of principal and $367 of accrued interest on this note, and for other consideration.  During the three months ended December 31, 2009, the Company issued 30,000,000 shares of common stock for the conversion of $1,000 principal and $361 of accrued interest on this note and for other considerations. During the period ended March 31, 2013, the Company issued 650,000 shares of common stock for the conversion of $2,250 principal and $409 of accrued interest. Interest in the amount of $410 and $339 was accrued on this note during the year ended March 31, 2013 and 2012, respectively.   The maturity of this note has been extended until April 1, 2014.
$2,250	$4,500

AVALON OIL & GAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2013 AND 2012

On November 11, 2008, the Company issued a convertible promissory note to an investor in the amount of $30,000.  The note carries an interest rate of 10% per annum and a maturity date of  October 1, 2009.  The note holder has the right to convert the note and accrued interest into shares of the Company’s common stock at a rate of $3.00 per share. The discount is being amortized to interest expense over the life of the note via the effective interest method. Interest in the amount of $3,000 and $3,088 was accrued on this note during the year ended March 31, 2013 and 2013, respectively. Accrued interest was $8,876 and $5,876 respectively at March 31, 2013 and 2012   During the This note has been extended until April 1, 2014.
30,000	30,000

On December 22, 2008, the Company issued a promissory note to an investor in the amount of $150,000.  This note carries an interest rate of 10% per annum and matures of December 15, 2009.  In addition to the note payable, the Company issued 7,500,000 shares of common stock to the note holder.  The shares are considered a discount to the note payable. At the time of the issuance of the shares to the note holder, the market price of the shares exceeded the fair value of the note payable; as a result the value of the discount was capped at the face value of the note, $150,000.  The discount will be amortized to interest expense over the life of the note, 1 year, via the effective interest method.  Interest in the amount of $15,000 and $15,042 was accrued on this note during the year ended March 31, 2013 and 2012, respectively. Accrued interest was $64,109 and $49,109 at March 31, 2013 and 2012 respectively. This note has been extended until April 1, 2014.
150,000	150,000

On December 31, 2008, the Company received a cash advance from an investor in the amount of $100,000.  On January 1, 2009, the Company received an additional $50,000 and the Company entered into a note payable agreement in the amount of $150,000.  The note bears interest at a rate of 10% per annum and matures on December 15, 2009.  In additional to the note payable, the Company issued 7,500,000 shares of common stock to the note holder.  The shares are considered a discount to the note payable.  At the time of issuance of the shares to the note holders, the market price of the shares exceeded the fair value of the note payable; as a result the value of the discount was capped at the face value of the note, $150,000.  The discount will be amortized over the life of the note via the effective interest method. Interest in the amount of $15,001 and $15,042 was accrued on this note during the year ended March 31, 2013 and 2012, respectively.   Accrued interest was $63,123 and $48,123 at March 31, 2013 and 2012 respectively. This note has been extended until Apri1 1, 2014.
150,000	150,000

AVALON OIL & GAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2013 AND 2012

On January 27, 2009, the Company issued a promissory note to an investor in the amount of $50,000.  The note carries an interest rate of 10% per annum and matures on December 15, 2009.  In addition to the note payable, the Company issued 1,000,000 shares of common stock to the note holder.  The shares are considered a discount to the note payable.  The shares are value using the closing market price on the date the note was signed and have a value of $25,000.  The discount will be amortized over the life of the note via the effective interest method.  Interest in the amount of $5,000 and $5,000 was accrued on this note during the year ended March 31, 2013 and 2012, respectively. . Accrued interest was $20,863 and $15,863 at March 31, 2013 and 2012 respectively. This note has been extended until Apri1 1, 2014
50,000	50,000

On November 28, 2006, Oiltek, of which the Company has a majority interest in, issued a convertible note payable in the amount of $2,500.  This note bears interest at a rate of 8% per annum and matures on October 1, 2007.  The principal amount of the note and accrued interest are convertible into shares of the Company’s common stock at a price of $0.01 per share.  A beneficial conversion feature in the amount of $2,500 was recorded as a discount to the note and was amortized to interest expense during the period ended December 31, 2006.   Interest in the amount of $200 and $200 was accrued on this note during the twelve months ended March 31, 2013 and 2012, respectively. This note was extended its maturity date until April 1, 2014.
2,500	2,500

On November 28, 2006, Oiltek, of which the Company has a majority interest in, issued a convertible note payable in the amount of $5,000.  This note bears interest at a rate of 8% per annum and matured on October 1, 2007.  The principal amount of the note and accrued interest are convertible into shares of the Company’s common stock at a price of $0.01 per share.  A beneficial conversion feature in the amount of $5,000 was recorded as a discount to the note and was amortized to interest expense during the period ended December 31, 2006.   Interest in the amount of $400 and $400 was accrued on this note during the twelve months ended March 31, 2013 and 2012, respectively. This note was extended its maturity date until April 1, 2014
5,000	5,000

AVALON OIL & GAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2013 AND 2012

On January 1, 2011 the Company issued a convertible note payable in the amount of $250,000.  This note bears interest at a rate of 8% per annum and will mature on January 15, 2014.   The principal amount of the note and accrued interest are convertible into shares of the Company’s common stock at a price of $0.01 per share.  A beneficial conversion feature in the amount of $95,000 was recorded as a discount to the note and is being amortized to interest expense. A discount of $-0- and $94,050 was deducted for the years ended March 31, 2013 and 2012 respectively.  Interest in the amount of $20,000 and $20,054 was accrued on this note during the twelve months ended March 31, 2013 and 2012, respectively. Accrued interest was $24,384 and $24,384 at March 31, 2013 and 2012 respectively as interest in the amount of $20,000 was paid during the Fiscal year ended March 31, 2013.
	250,000	250,000

On January 1, 2011 the Company issued a convertible note payable in the amount of $200,000.  This note bears interest at a rate of 8% per annum and will mature on January 15, 2014.   The principal amount of the note and accrued interest are convertible into shares of the Company’s common stock at a price of $0.01 per share.  A beneficial conversion feature in the amount of $60,000 was recorded as a discount to the note and is being amortized to interest expense. A discount of $-0- and $59,400 was deducted for the years ended March 31, 2013 and 2012 respectively.  Interest in the amount of $16,000 and $16,044 was accrued on this note during the twelve months ended March 31, 2013 and 2012, respectively.  Accrued interest was $35,507 and $19,507 at March 31, 2013 and 2012 respectively.

	200,000	200,000

On January 27, 2012 the Company issued a convertible note payable in the amount of $200,000. This note bears interest at a rate of 8% per annum and will be matured on January 15, 2015. Interest in the amount of $$15,298 and $3,057 was accrued on this note during the twelve months ended March 31, 2013 and 2012 respectively. Accrued interest was $18,805 and $3,507 at March 31, 2013 and 2012 respectively.	200,000	200,000

On August 4, 2011 the Company issued a promissory note to an investor in the amount of $50,000.  The note carries an interest rate of 8% per annum and matures on June 20, 2012.   The discount of $21,000 will be amortized over the life of the note via the effective interest method.  Interest in the amount of $68  and $2,159 was accrued on this note during the year ended March 31, 2013 and 2012 respectively. Accrued interest was $-0- and $2,159 at March 31, 2013 and  2012 respectively. In February 2012, the $10,000 of the note was paid with the issuance of 15,151,151 shares of common stock. In April 2012, was paid off with the issuance of 65,079,364 shares of common stock.
	-0-	40,000

On March 6, 2012 the Company issued a promissory note to an investor in the amount of $42,500. The note carries an interest rate of 8% per annum and matures on June 20, 2012. The discount of $12,750 will be amortized over the life of the note via the effective interest method. Interest in the amount of $3, 065 and $233 was accrued on this note during the year ended March 31, 2013 and 2012 respectively. Accrued interest was $-0-and $233 at March 31, 2013 and 2012 respectively. In March of 2013the note was settled for $30,000 in cash. $12,500 in principal and $3,298 in interest was written off.	-0-	42,500

On June 21, 2012 the Company issued a promissory note to an investor in the amount of $37,500.  The note carries an interest rate of 8% per annum and matures on March 13, 2013.   Interest in the amount of $2,030 was accrued on this note during the year ended March 31, 2013. In March of 2013 the note was settled for $37,500 in cash. $2,030 in interest was written off.
	-0-	-0-

On June 21, 2012 the Company issued a promissory note to an investor in the amount of $32,500.  The note carries an interest rate of 8% per annum and matures on May 21, 2013.   Interest in the amount of $1,353 was accrued on this note during the year ended March 31, 2013. In March of 2013 the note was settled for $32,500 in cash. $1,353 in interest was written off.
	-0-	-0-

On December 3, 2012 the Company issued a promissory note to an investor in the amount of $75,000. The note carries an interest rate of 10% per annum and matures on January 15, 2015. Interest in the amount of $2,425 was accrued on this note during the year ended March 31, 2013. Accrued interest was $2,425 at March 31, 2013.	75,000	-0-

Total outstanding	$1,114,750	$1,124,500

AVALON OIL & GAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2013 AND 2012

	Note	Unamortized	Net of
March 31, 2013:	Amount	Discounts	Discount
Notes payable – long-term portion	$864,750	$(0)	$864,750
Notes payable – current portion	250,000	(0)	250,000
Total	$1,114,750	$(0)	$1,114,750

	Note	Unamortized	Net of
March 31, 2012:	Amount	Discounts	Discount
Notes payable – long-term portion	$474,500	$(0)	$474,500
Notes payable – current portion	650,000	(29,069)	620,931
Total	$1,124,500	$(29,069)	$1,095,431

	Twelve months ended March 31,
	2013	2012
Discount on Notes Payable amortized to interest expense	$29,069	$203,969

Minimum future principal payments under the note payable are due as follows during the years ended March 31:

2014	$250,000
2015	864,750
$1,114,750

NOTE 8: RELATED PARTY TRANSACTIONS

During the fiscal year ended March 31, 2013 and 2012 the president advanced the Company $6,000 and $15,000 respectively. The balance at March 31, 2013 and March 31, 2012 was $21,000 and $15,000 respectively.

AVALON OIL & GAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2013 AND 2012

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

During the years ended March 31, 2013 and 2012, the Company incurred $40,000 in preferred stock dividends.

The holders of the Series A Preferred Stock have the right to convert each share of preferred stock into a sufficient number of shares of common stock to equal 40% of the then fully-diluted shares outstanding. Fully diluted shares outstanding is computed as the sum of the number of shares of common stock outstanding plus the number of shares of common stock issuable upon exercise, conversion or exchange of outstanding options, and warrants. In the event that the Company does not have an adequate number of shares of Common Stock authorized, upon a conversion request, only the maximum allowable number of shares of Series A preferred stock shall convert into Common Stock and the remaining shares of Series A preferred Stock shall convert upon lapse of the applicable restrictions.

Employment Agreements

KENT RODRIGUEZ

During the years ended March 31, 2013 and March 2012, the Company charged to operations the amount of $48,000 in annual salary for Mr. Rodriguez, of which $46,750 and $37,233 was paid to him during the years ended March 31, 2013 and 2012, respectively.  As of March 31, 2013 and 2012, the balances of accrued and unpaid salaries were $197,617 and $196,365.

NOTE 8: INCOME TAXES

Deferred income taxes result from the temporary difference arising from the use of accelerated depreciation methods for income tax purposes and the straight-line method for financial statement purposes, and an accumulation of Net  Operating Loss carryforwards for income tax purposes with a valuation allowance against the carryforwards for book purposes.

AVALON OIL & GAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2013 AND 2012

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Included in deferred tax assets are Federal and State net operating loss carryforwards of $29,972,830, which will expire beginning in 2028.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon our cumulative losses through March 31, 2013, we have provided a valuation allowance reducing the net realizable benefits of these deductible differences to $0 at March 31, 2013.  The amount of the deferred tax asset considered realizable could change in the near term if projected future taxable income is realized.  Due to significant changes in the Company's ownership, the Company's future use of its existing net operating losses may be limited.

A reconciliation between the actual income tax expense and income taxes computed by applying the statutory Federal and state income tax rates to income from continuing operations before income taxes is as follows:

	Twelve Months Ended March 31, 2013	Twelve Months Ended March 31, 2012
Computed “expected” income tax expense at approximately 34%	$(254,767)	$(238,000)
Change in valuation allowance	(254,767)	(238,000)
	$-	$-

NOTE 9: STOCKHOLDERS’ EQUITY

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock, par value $0.10 per share.  As of March 31, 2013, the Company has 100 shares of Series A preferred stock issued and outstanding and 150 shares of Series B preferred stock issued and outstanding.

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

During the years ended March 31, 2013 and 2013, the Company incurred $40,000 in preferred stock dividends, respectively.  As of March 31, 2013 and 2013, dividends in the amount of $40,750 and $35,450, respectively,  had not been paid, and are carried on the Company’s balance sheet as Dividends Payable to Related Party.

The holders of the Series A Preferred Stock have the right to convert the preferred stock into shares of common stock such that if converted simultaneously, they shall represent 40 percent (40%) of the fully diluted shares outstanding after their issuance. Fully diluted shares outstanding is computed as the sum of the number of shares of common stock outstanding plus the number of shares of common stock issuable upon exercise, conversion or exchange of outstanding options, and warrants.

In March, 2013, our Board of Directors authorized the creation of 2,000 shares of Series B Preferred Stock (the "Series B Preferred Stock") The face amount of share of the Series B Preferred Stock is $1,000.

The Series B  Preferred Stock accrues dividends at the rate of  8% per annum on the original purchase price for the shares. If declared by the Board of Directors, these dividends are payable annually, beginning in January 2014. We are prohibited from paying any dividends on our Common Stock until all accrued dividends are paid on our Series B Preferred Stock.  The Series B Preferred Stock ranks junior to the Series A Preferred Stock owned by our President and Chief Executive Officer, as to Dividends  and to a distribution of assets in the event of a liquidation of assets.

The Holders of Series B Preferred Stock do not have any voting rights and their consent is not required to take any sort of corporate action.

We sold 150 shares or Series B Preferred Stock to an accredited investor for $150,000.

AVALON OIL & GAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2013 AND 2012

Common Stock

On June 4, 2012 the Board of Directors approved an amendment to our Articles of Incorporation to a reverse split of the issued and outstanding shares of Common Stock of the Corporation (“Shares”) such that each holder of Shares as of the record date of June 4, 2012 shall receive one (1) post-split Share on the effective date of June 4, 2012 for each three hundred (300) Shares owned.  The reverse split was effective on July 23, 2012

The Company has authorized 200,000,000 shares of common stock with a par value of $0.001 per share.  As of March 31, 2013 and 2012, the Company has 6,208,062 and 2,558,584 shares of common stock issued and outstanding.

Common stock issuances during the year ended March 31, 2012:

The Company issued 126,667 shares of common stock to consultants for services provided, pursuant to consulting agreements.  The value of these shares in the amount of $45,946, or $0.36 per share was charged to operations.

The Company issued 833,397 shares of common stock for the conversion of a note payable and assumption of debt.  The value of these shares in the amount of $185,923 has been credited to the note payable.

The Company recorded a beneficial conversion feature on a note payable in the amount of $46,350 that was credited to Additional Paid-in Capital.

Common stock issuances during the year ended March 31, 2013:

The Company issued 1,341,617 shares of common stock to consultants for services provided, pursuant to consulting agreements.  The value of these shares in the amount of $197,500, or $0.15 per share was charged to operations, and was based on the quoted market value at the date the consulting agreements were executed.

The Company issued 891,195 shares of common stock for the conversion of a note payable and assumption of debt.  The carrying value of the debt was reclassed to stock.

The Company issued 1,500,000 shares of common stock for cash in the amount of $150,000, and was based on current market value at the date of issuance.

The Company cancelled 83,334 shares of common stock which had previously been issued in previous fiscal years, and credited the par value of $83 to par value.

Options

There are no stock options outstanding.

AVALON OIL & GAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2013 AND 2012

Warrants

The following table summarizes the warrants outstanding and the related prices for the shares of the Company’s common stock issued to non-employees of the Company at March 31, 2013:

Warrants Outstanding			Warrants Exercisable
		Weighted Average			Weighted Average
Exercise	Number	Remaining Contractual	Weighted Average	Number	Remaining Contractual
Prices	Outstanding	Life (years)	Exercise Price	Exercisable	Life (years)

600.00	167	1.25	600	167	1.25
	167	1.25		167	1.25

Transactions involving warrants are summarized as follows:

	Number of Shares	Weighted Average Exercise Price Per Share
Outstanding at March 31, 2012	2,584	$315.00
Granted	-	-
Exercised	-	-
Cancelled or expired	2,417	425.00
Outstanding at March 31, 2013	167	$600.00

NOTE 10: TECHNOLOGY LICENSE AGREEMENTS

On July 12, 2006 UMTI entered into a technology license of a patented process for paraffin wax mitigation from crude oil using ultrasonic waves from the University of Wyoming. This license calls for an earned royalty of five percent on net sales of licensed technologies and services; twenty-five percent of all sublicense fees and revenues with an escalating minimum annual royalty which will be credited toward the total royalties due. During the year ended March 31, 2011, the Company determined that the UMTI license value was impaired, which resulted in the impairment expense of $534,711.  As of March 31, 2013, the Company has valued this technology at $0.

(See note 3.)

AVALON OIL & GAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2013 AND 2012

NOTE 11: EARNINGS PER SHARE

ASC 260-10-45 requires a reconciliation of the numerator and denominator of the basic and diluted earnings per share (EPS) computations. As the Company is in a loss position during the year ended March 31, 2013 and 2012, there is no dilutive effect included. The net loss per share was $0.227 and $0.647 for March 31, 2013 and 2012.

NOTE 12: COMMITMENTS AND CONTINGENCIES

Commitments and contingencies through the date of these financial statements were issued have been considered by the Company and none were noted which were required to be disclosed.

NOTE 13: ASC 932-235-55 SUPPLEMENTAL DISCLOSURES

Net Capitalized Costs

The Company's aggregate capitalized costs related to natural gas and oil producing activities are summarized as follows:

	March 31, 2013	March 31, 2012

Natural gas and oil properties and related equipment:
Proven	$1,165,546	$1,163,442
Unproven	1,867,183	1,867,183
Accumulated depreciation, depletion, and impairment	(987,713)	(955,161)
Net capitalized costs	$2,040,016	$2,075,464

Costs Incurred

Costs incurred in natural gas and oil property acquisition, exploration and development activities that have been capitalized are summarized as follows:

	March 31, 2013		March 31, 2012

Acquisition of properties	$	- 0 -	$	- 0 -
Development costs		- 0 -		- 0 -
Total costs incurred	$	- 0 -	$	- 0 -

AVALON OIL & GAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2013 AND 2012

Results of Operations for Natural Gas and Oil Producing Activities

The Company's results of operations from natural gas and oil producing activities are presented below for the fiscal years ended March 31, 2013 and 2012. The following table includes revenues and expenses associated directly with the Company's natural gas and oil producing activities. It does not include any interest costs and general and administrative costs and, therefore, is not necessarily indicative of the contribution to consolidated net operating results of the Company's natural gas and oil operations.

	March 31, 2013	March 31, 2012

Production revenues	$163,574	$253,882
Production costs	(124,902)	(128,871)
Impairment of property	-	-
Depreciation and depletion expense	(76,133)	(69,979)
	$(37,461)	$55,032
Imputed income tax provision (1)	-	-
Results of operation for natural gas / oil producing activity	$(37,461)	$55,032

(1)  The imputed income tax provision is hypothetical (at the statutory rate) and determined without regard to the Company's deduction for general and administrative expenses, interest costs and other income tax credits and deductions, nor whether the hypothetical tax provision will be payable.

AVALON OIL & GAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2013 AND 2012

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

Oil - bbls
Proved reserves:

Balance as of March 31, 2006	-

Purchase of reserves-in-place	29,815
Extensions and discoveries	-
Production	(1,043)
Balance as of March 31, 2007	28,772

Purchase of reserves-in-place	11,560
Extensions and discoveries	4,216
Change in estimates	(11,911)
Production	(3,504)
Balance as of March 31, 2008	29,133

Purchase of reserves-in-place	22,282
Extensions and discoveries	-
Change in estimates	-
Production	(5,768)
Balance as of March 31, 2009	45,647

Purchase of reserves-in-place	-
Extensions and discoveries	-
Change in estimates	-
Production	(22,514)
Balance as of March 31, 2010	23,133

Purchase of reserves-in-place	4,823
Extensions and discoveries	-
Change in estimates	-
Production	(5,291)
Balance as of March 31, 2011	22,665
Purchase of reserves-in-place	-
Extensions and discoveries	-
Change in estimates	4,506
Production	(2,439)
Balance as of March 31, 2012	24,732
Purchase of reserves-in-place	-
Extensions and discoveries	-
Change in estimates	2,873
Production	(2,290)
Balance as of March 31, 2013	25,315

AVALON OIL & GAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2013 AND 2012

Standardized Measure of Discounted Future Net Cash Flows

The following schedule presents the standardized measure of estimated discounted future net cash flows from the Company's proved reserves for the fiscal years ended March 31, 2013 and 2012. Estimated future cash flows are based on independent reserve data. Because the standardized measure of future net cash flows was prepared using the prevailing economic conditions existing at March 31, 2013 and 2012, it should be emphasized that such conditions continually change. Accordingly, such information should not serve as a basis in making any judgment on the potential value of the Company's recoverable reserves or in estimating future results of operations.

	March 31, 2013	March 31, 2012
Future production revenue	$1,223,951	$1,206,434
Future production costs	(755,467)	(665,734)
Future development costs	-	-
Future cash flows before income taxes	468,484	540,700
Future income tax	-	-
Future net cash flows	468,484	540,700
Effect of discounting future annual cash flows at 10%	(180,083)	(217,204)
Standard measure of discounted net cash flows	$288,401	$323,496

(1)  The weighted average oil wellhead price used in computing the Company's reserves were $94.99 per bbl and $103.08 per bbl at March 31, 2013 and 2012, respectively. The weighted average gas wellhead price used in computing the Company's reserves were $2.97 and $3.83/mmbtu at March 31, 2013 and 2012, respectively. The oil and gas pricing were calculated using the arithmetic average of the price on the first day of each month that was received for each property during the previous fiscal year.  These prices were held constant throughout the economic life of the properties.  Previous year run checks were used to determine the actual prices received.

The following schedule contains a comparison of the standardized measure of discounted future net cash flows to the net carrying value of proved natural gas and oil properties at March 31, 2013 and 2012:

	March 31, 2013	March 31, 2012
Standardized measure of discount future net cash flows	$288,401	$323,496

Proved natural oil and gas property, net of accumulated
depreciation, depletion, and amortization, including
impairment	186,167	208,281

Standardized measure of discount future net cash flows in
excess of net carrying value of proved natural oil and
gas properties	$102,234	$115,215

AVALON OIL & GAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2013 AND 2012

NOTE 14:  SUBSEQUENT EVENTS

The Company has evaluated events subsequent to March 31, 2013 to assess the need for potential recognition or disclosure in the report.  Such events were evaluated through the date of the financial statements were issued and has determined that the following events that are material to the financial statements, and all such material events have been fully disclosed.

On May 3, 2013, the Company issued 500,000 shares of Common Stock and 50 Shares of Series B Preferred Stock for $100,000.

On June 28, 2013, the Company issued 2,800,000 shares of Common Stock for $250,000.

On June 28, 2013, the Company issued 500,000 shares of Common Stock to a consultant.

On July 1, 2013, the Company acquired an undivided 50% working interest in the Moody and West Lease, Duval County, Texas for $118,700.