Form 10-Q
period 2013-06-30
Avalon Oil & Gas, Inc.
filed 2013-09-12
CIK 918573

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________

FORM 10-Q
____________

☑ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

10,208,062  shares of our common stock were issued and outstanding as of August 30, 2013.

Avalon Oil & Gas, Inc.
Consolidated Balance Sheets

	June 30, 2013	March 31, 2013
	(Unaudited)
Assets

Current Assets:
Cash and cash equivalents	$321,160	$129,931
Accounts receivable, net of allowance for doubtful accounts of $0 and $0	42,948	52,667
Notes receivable	9,286	12,148
Deposits and prepaid expenses	200,700	160,000
Receivables from joint interests, net of allowance for doubtful accounts of $139,610 and $140,227	20,000	20,000

Total current assets	594,094	374,746

Notes receivable	12,143	12,857
Property and equipment, net	-	-
Unproven oil & gas properties	1,867,183	1,867,183
Producing oil & gas properties, net	168,328	172,833
Intellectual property rights, net	127,756	138,402

Total Assets	$2,769,504	$2,566,021

The accompanying notes are an integral part of these financial statements.

Avalon Oil & Gas, Inc.
Consolidated Balance Sheets (Continued)

	June 30, 2013	March 31, 2013
	(Unaudited)
Liabilities and Stockholders' Equity

Current Liabilities:
Accounts payable and accrued liabilities	593,008	630,674
Accrued payroll - related parties	205,217	202,217
Dividends payable	42,530	40,750
Accrued liabilities to joint interest	11,338	11,881
Notes payable - related party	21,000	21,000
Notes payable, net of discount	839,650	250,000

Total current liabilities	1,712,743	1,156,522

Notes payable, net of discount	275,000	864,750
Accrued asset retirement obligation (ARO) liability	105,228	102,661

Total Liabilities	2,092,971	2,123,933

Commitments and contingencies

Stockholders' Equity

Preferred stock, Series A, $.10 par value, 1,000,000 shares authorized; 100 shares issued and outstanding stated at redemption value, as of June 30, 2013 and March 31, 2013, respectively	500,000	500,000
Preferred stock, Series B, $.10 par value, 2,000 shares authorized; 200 and 150 shares issued and outstanding stated at redemption value as of June 30, 2013 and March 31, 2013, respectively	200,000	150,000
Common stock, $.001 par value: 200,000,000 shares authorized 10,208,062 and 6,208,062 shares issued and outstanding at June 30, 2013 and March 31, 2013, respectively	10,209	6,209
Additional paid in capital	30,122,709	29,758,709
Accumulated deficit	(30,156,385)	(29,972,830)

Total Stockholders Equity	676,533	442,088

Total Liabilities and Stockholders' Equity	$2,769,504	$2,566,021

The accompanying notes are an integral part of these financial statements.

Avalon Oil & Gas, Inc.
Consolidated Statements of Operations

	For the three	For the three
	Months ended	Months ended
	June 30, 2013	June 30, 2012
	(Unaudited)	(Unaudited)

Oil & Gas Sales	$19,068	$23,288

Operating expenses:
Lease operating expense, severance taxes and ARO accretion	19,727	7,349
Selling, general and administrative expenses	61,703	64,881
Stock based compensation	60,000	87,500
Depreciation, depletion, and amortization	14,426	17,132

Total operating expenses	155,856	176,862

Operating loss	(136,788)	(153,574)

Other income (expense):

Gain (Loss) on conversion of notes payable	(7,900)	-
Interest expense, net	(25,049)	(48,792)

Total other income (expense)	(32,949)	(48,792)

Loss before income tax	(169,737)	(202,366)

Provision for income taxes	-	-

Net Loss	$(169,737)	$(202,366)

Preferred stock dividends	$(13,780)	$(10,000)

Net loss attributable to common shareholders	$(183,517)	$(212,366)

Net loss per share - basic and diluted	(0.027)	(0.065)

Weighted average shares outstanding - basic and diluted	6,813,557	3,133,694

The accompanying notes are an integral part of these financial statements.

Avalon Oil & Gas, Inc.
Consolidated Statement of Cash Flows

	(Unaudited)	(Unaudited)
	For the three	For the three
	Months ended	Months ended
	June 30, 2013	June 30, 2012

Cash flows from operating activities:
Net (loss)	$(169,737)	$(202,366)
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock issued for services	60,000	87,500
Loss on conversion on notes payable	7,900	-
Acreted interest	-	2,500
Stock issued for reduction of interest on notes payable	-	2,409
Depreciation	-	349
Depletion	3,781	6,137
Depreciation and ARO liability	724	724
Amortization of discount on notes payable	-	16,912
Amortization of intangible assets	10,646	10,646
Net change in operating assets and liabilities:
Accounts receivable	9,681	17,862
Accounts payable and other accrued expenses	(35,209)	9,997
Dividends payable to related party	-	1,000
Due to related party	-	5,000
Asset retirement obligation	2,567	2,334

Net cash (used) in operating activities	(109,647)	(38,996)

Cash flows from investing activities:
Deposit on the purchase of additional assets	(40,700)	-
Principle payments received on notes receivable	3,576	2,143

Net cash provided in investing activities	(37,124)	2,143

Cash flows from financing activities:
Proceeds from notes payable	-	35,000
Dividends paid	(12,000)	-
Common stock issued for cash	300,000	-
Preferred stock B issued for cash	50,000	-

Net cash provided in financing activities	338,000	35,000

The accompanying notes are an integral part of these financial statements.

Avalon Oil & Gas, Inc.
Consolidated Statement of Cash Flows (Continued)

	(Unaudited)	(Unaudited)
	For the three	For the three
	Months ended	Months ended
	June 30, 2013	June 30, 2012

Net (decrease) in cash and cash equivalents	191,229	(1,853)

Cash and cash equivalents at beginning of period	129,931	114,533

Cash and cash equivalents at end of period	$321,160	$112,680

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$-	$-
Taxes	$-	$-
Common stock issued in exchange for consulting services	$60,000	$87,500
Common stock issued for conversion of note payable, accrued interest, and assumption of debt	$10,000	$42,909
Gain (Loss) on estinguishment of debt	$-	$-

The accompanying notes are an integral part of these financial statements.

AVALON OIL & GAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For The Three Month Periods Ended June 30, 2013 and 2012
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
For The Three Month Periods Ended June 30, 2013 and 2012
(Unaudited)

Principles of consolidation

The consolidated financial statements include the accounts of the Company  and The Company’s subsidiary Oiltek, Inc. All significant inter-company items have been eliminated in consolidation.

Going Concern

The June 30, 2013, financial statements have been prepared assuming the Company will continue as a going concern. However, the Company has incurred a loss of $30,156,385 from inception through June 30, 2013, and has a working capital deficiency of $1,118,649  and stockholders’ equity of $676,533 as of June 30, 2013. The Company currently has minimal revenue generating operations and expects to incur substantial operating expenses in order to expand its business. As a result, the Company expects to incur operating losses for the foreseeable future.  The Company will continue so seek equity and debt financing to meet our operating losses.  The accompanying consolidated financial statements do not include any adjustments that might become necessary should the Company be unable to continue as a going concern.

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
For The Three Month Periods Ended June 30, 2013 and 2012
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

Accounts Receivable

Management periodically assesses the collectability of the Company's accounts receivable. Accounts determined to be uncollectible are charged to operations when that determination is made. The Company had an allowance of $ 139,610 and $ 140,277 for accounts receivable from the joint working interests, respectively as of June 30, 2013 and ended March 31, 2013.

Oil and Natural Gas Properties

The Company follows the full cost method of accounting for natural gas and oil properties.  Under the full cost concept, all costs incurred in acquiring, exploring, and developing properties cost center are capitalized when incurred and are amortized as mineral reserves in the cost center are produced, subject to a limitation that the capitalized costs not exceed the value of those reserves.  The unamortized costs relating to a property that is surrendered, abandoned, or otherwise disposed of are accounted for as an adjustment of accumulated amortization, rather than as a gain or loss that enters into the determination of net income, until all of the properties constituting the amortization base are disposed of, at which point gain or loss is recognized. all acquisition, exploration, and development costs are capitalized. The Company capitalizes all internal costs, including: salaries and related fringe benefits of employees directly engaged in the acquisition, exploration and development of natural gas and oil properties, as well as other identifiable general and administrative costs associated with such activities.  During the three month periods ended June 30, 2013 and 2012, no acquisition costs were capitalized. Oil and natural gas properties are reviewed for recoverability at least annually or when events or changes in circumstances indicate that its carrying value may exceed future undiscounted cash inflows. As of June 30, 2013 and 2012, the Company had not identified any such impairment.

AVALON OIL & GAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For The Three Month Periods Ended June 30, 2013 and 2012
(Unaudited)

Other Property and Equipment

Other property and equipment is reviewed for recoverability when events or changes in circumstances indicate that its carrying value may exceed future undiscounted cash inflows. As of June 30, 2013 and 2012, the Company had not identified any such impairment. Repairs and maintenance are charged to operations when incurred and improvements and renewals are capitalized.

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

There was not any impairment loss for the three months ended June 30, 2013 and June 30, 2012.

Should the sum of the expected cash flows be less than the carrying amount of assets being evaluated, an impairment loss would be recognized. The impairment loss would be calculated as the amount by which the carrying amount of the assets, exceed fair value. Estimated amortization of intangible assets over the next five years is as follows:

June 30,

2014	$31,939
2015	42,585
2016	42,585
2017	10,647
$127,756

AVALON OIL & GAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For The Three Month Periods Ended June 30, 2013 and 2012
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
For The Three Month Periods Ended June 30, 2013 and 2012
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

Impairment of long-lived assets is recognized when events or changes in circumstances indicate that the carrying amount of the asset or related group of assets may not be recoverable.  If the expected future undiscounted cash flows are less than the carrying amount of the asset, an impairment loss is recognized at that time.  Measurement of impairment may be based upon appraisal, market value of similar assets or discounted cash flows. There was no impairment for the three months ended June 30, 2013 and June 30, 2012.

Recently Issued Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting standards or pronouncements, if currently adopted, would have a material effect on the Company’s condensed consolidated financial statements.

AVALON OIL & GAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For The Three Month Periods Ended June 30, 2013 and 2012
(Unaudited)

NOTE 2: RECEIVABLE FROM JOINT INTERESTS

The Company is the operator of certain wells acquired in the Expanded Bedford Agreement (see note 4). Pursuant to a joint interest operating agreement (the “Joint Interest Agreement”), the Company charges the other owners of the Grace Wells for their pro-rata share of operating and work over expenses.  These receivables are carried on the Company’s balance sheet as Receivable from Joint Interests. At June 30, 2013 and March 31, 2013, the amount of these receivables is $159,610 and 160,227.   At June 30, 2013 and March 31, 2013, the Company deemed the collectability of the receivable from joint interests in the amount of $139,610 and 140,227 as unlikely.

NOTE 3: INTELLECTUAL PROPERTY RIGHTS

A summary of the intellectual property rights at June 30, 2013 and March 31, 2013, are as follows:

	June 30, 2013	March 31, 2013
	(Unaudited)
Ultrasonic Mitigation Technology	$425,850	$425,850
Less: accumulated amortization	(298,094)	(287,448)
Total	$127,756	$138,402

Amortization expense for the three months  ended June 30, 2013 and 2012 was $10,646 and $10,646 respectively.

NOTE 4: OIL AND GAS PROPERTY ACTIVITY

The table below shows the Company’s working interests in the Grace Wells as of June 30, 2013.  There were not any additional acquisitions during the three month period ended June 30, 2013.

Well	Working Interest
Grace #1	65.25%
Grace #2	55.75%
Grace #3	64.00%
Grace #5A	52.00%
Grace #6	58.00%

AVALON OIL & GAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For The Three Month Periods Ended June 30, 2013 and 2012
(Unaudited)

NOTE 4: OIL AND GAS PROPERTY ACTIVITY (Continued)

Producing oil and gas properties consist of the following at June 30, 2013 March 31, 2013:

	June 30, 2013	March 31, 2013
	(Unaudited)
Lincoln County, Oklahoma	$111,402	$111,402
Other properties, net	1,005,676	1,005,676
Asset retirement obligation	42,744	43,468
Property impairments	(481,072)	(481,072)
Less: Depletion	(510,422)	(506,641)
Net	$168,328	$172,833

NOTE 5: ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consisted of the following:

	June 30, 2013	March 31, 2013
	(Unaudited)
Accounts payable	$366,058	$388,438
Accrued interest	226,950	242,236
Total	$593,008	$630,674

NOTE 6: NOTES PAYABLE

Notes Payable are summarized as follows:

Note
Amount
March 31, 2013:
Notes payable – long-term portion	$864,750
Notes payable – current portion	250,000
Total	$1,114,750

AVALON OIL & GAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For The Three Month Periods Ended June 30, 2013 and 2012
(Unaudited)

Note
Amount
June 30, 2013 (Unaudited):
Notes payable – long-term portion	$275,000
Notes payable – current portion	839,650
Total	$1,114,650

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

During the three months ended June 30, 2013 and 2012, the Company incurred $10,000 in Series A preferred stock dividends, and paid $12,000 and $9,000 respectively, during the three month periods ending June 30, 2013 and June 30, 2012.   As of June 30, 2013 and June 30, 2012, the accrued balance due Mr. Rodriguez was $38,750 and 40,750 respectively

The holders of the Series A Preferred Stock have the right to convert each share of preferred stock into a sufficient number of shares of common stock to equal 40% of the then fully-diluted shares outstanding. Fully diluted shares outstanding is computed as the sum of the number of shares of common stock outstanding plus the number of shares of common stock issuable upon exercise, conversion or exchange of outstanding options, and warrants. In the event that the Company does not have an adequate number of shares of Common Stock authorized, upon a conversion request, only the maximum allowable number of shares of Series A preferred stock shall convert into Common Stock and the remaining shares of Series A preferred Stock shall convert upon lapse of the applicable restrictions.

AVALON OIL & GAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For The Three Month Periods Ended June 30, 2013 and 2012
(Unaudited)

Employment Agreements

KENT RODRIGUEZ

In 2009, Mr. Rodriguez, our President, was under an employment agreement dated April 1, 2008 that expires on March 31, 2014, pursuant to which he was compensated at an annual rate of $120,000. On April 1, 2011 Mr. Rodriguez voluntarily reduced his compensation to an annual rate of $48,000, subject to an increase by the Company’s Board of Directors.  The Company charged to operations the amount of $12,000 for the three month periods ended June 30, 2013 and 2012, of which $ 9,000 was paid to him during the three month period ending June 30, 2013, and $7,000 during the three month period ending June 30, 2012.  As of June 30, 2013, and March 31, 2013, the balances of accrued and unpaid salaries were $200,617 and $197,617.

NOTE 8: INCOME TAXES

Deferred income taxes result from the temporary difference arising from the use of accelerated depreciation methods for income tax purposes and the straight-line method for financial statement purposes, and an accumulation of New Operating Loss carryforwards for income tax purposes with a valuation allowance against the carryforwards for book purposes.

In assessing the value of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Included in deferred tax assets are Federal and State net operating loss carry forwards of approximately $30,156,385, which will expire beginning in 2028.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon our cumulative losses through June 30, 2013, we have provided a valuation allowance reducing the net realizable benefits of these deductible differences to $0 at June 30, 2013.  The amount of the deferred tax asset considered realizable could change in the near term if projected future taxable income is realized.  Due to significant changes in the Company's ownership, the Company's future use of its existing net operating losses may be limited.

NOTE 9: STOCKHOLDERS' EQUITY

Series A Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock, par value $0.10 per share.  As of June 30, 2013, the Company has 100 shares of Series A preferred stock issued and outstanding.

During the three months ended June 30, 2013 and 2012, the Company incurred $10,000 in Series A preferred stock dividends, and paid $12,000 and $9,000 respectively, during the three month periods ending June 30, 2013 and June 30, 2012.   As of June 30, 2013 and June 30, 2012, the accrued balance due was $38,750 and 40,750 respectively

The 100 shares of Series A Preferred Stock, issued to an officer/director as payment for $500,000 in promissory notes, are convertible into the number of shares of common stock sufficient to represent 40 percent (40%) of the fully diluted shares outstanding after their issuance. The Series A Preferred Stock pays an eight percent (8%) dividend. The dividends are cumulative and payable quarterly. The Series A Preferred Stock carries liquidating preference, over all other classes of stock, equal to the amount paid for the stock plus any unpaid dividends. The Series A Preferred Stock provides for voting rights on an "as converted to common stock" basis.

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

Series B  Preferred Stock

In March, 2013, our Board of Directors authorized the issuance of 2,000 shares of Series B Preferred Stock (the "Series B Preferred Stock") The face amount of share of the Series B Preferred Stock is $1,000.  As of June 30, 2013, the Company has 200 shares of Series B preferred stock issued and outstanding.

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

During the three months ended June 30, 2013, The Company sold 50 shares or Series B Preferred Stock to two accredited investors for $50,000.

During the period ended June 30, 2013 and 2012, the Company incurred $3,780 and $-0- in dividends on Series B preferred stock.  Total dividends payable from both A and B preferred shares at June 30, 2013 and March 31, 2013 is $42,530 and $40,750 respectively.

AVALON OIL & GAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For The Three Month Periods Ended June 30, 2013 and 2012
(Unaudited)

Common Stock

On May 3, 2013, the Company issued 500,000 shares of Common Stock for $50,000, and was based on current market value at the date of issuance.

On May 5, 2013 the Company issued 100,000 shares of Common Stock for compensation for the placement of 500,000 shares of Common Stock and 50 Shares of Series B Preferred Stock for $100,000.  The value of these shares in the amount of $10,000, or $0.10 per share was charged to operations, and was based on the on current market value at the date of issuance.

On June 4, 2013, the Company issued 100,000 shares of common stock for the conversion of a note payable and assumption of debt.  The fair market value of these shares was $8,000 which was based on the current market value on the date of issuance. $100 has been credited to the note payable, and a loss of $7,900 was recognized on this conversion, and was charged to operations.

On June 28, 2013, the Company issued 2,800,000 shares of Common Stock for $250,000, and was based on current market value at the date of issuance.

On June 28, 2013, the Company issued 500,000 shares of Common Stock to a consultant,  the value of  of these shares in the amount of $50,000, or $0.10 per share was charged to operations, and was based on the on current market value at the date of issuance.

There are no stock options outstanding.

AVALON OIL & GAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For The Three Month Periods Ended June 30, 2013 and 2012
(Unaudited)

Warrants

The following table summarizes the warrants outstanding and the related prices for the shares of the Company’s common stock issued to non-employees of the Company at June 30, 2013:

Warrants Outstanding			Warrants Exercisable
		Weighted Average			Weighted Average
Exercise	Number	Remaining Contractual	Weighted Average	Number	Remaining Contractual
Prices	Outstanding	Life (years)	Exercise Price	Exercisable	Life (years)

600	167	1.00	600.00	167	1.00
	167	1.00		167	1.00

Transactions involving warrants are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at March 31, 2013	167	$600.00
Granted	-	-
Exercised	-	-
Cancelled or expired	-	-
Outstanding at June 30, 2013	167	$600.00

NOTE 10: EARNINGS PER SHARE

ASC 260-10-45 requires a reconciliation of the numerator and denominator of the basic and diluted earnings per share (EPS) computations. As the Company is in a loss position during the three months ended June 30, 2013 and June 30, 2012 there is no dilutive effect included.

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

The Company reached an agreement to increase our ownership in the Grace Field, Lincoln County, Oklahoma.  We purchased a 13.50% working interest in the Grace # 1, a 22.50% working interest in the Grace # 2, a 14.50% working interest in the Grace # 3 and an 11.50% working interest in the Grace # 5A, and a 21.50% working interest in the Grace #6, for $43,837.50, from 17 working interest owners during the three months ending September 30, 2010.  We closed this acquisition in January 2011.

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

GOING CONCERN

The June 30, 2013, financial statements have been prepared assuming the Company will continue as a going concern. However, the Company has incurred a loss of $30,156,385 from inception through June 30, 2013, and has a working capital deficiency of $1,118,649 and stockholders’ equity of $676,533 as of June 30, 2013. The Company currently has minimal revenue generating operations and expects to incur substantial operating expenses in order to expand its business. As a result, the Company expects to incur operating losses for the foreseeable future.  The Company will continue to seek equity and debt financing to meet our operating losses.  The accompanying consolidated financial statements do not include any adjustments that might become necessary should the Company be unable to continue as a going concern.

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

Results of Operations

Three months ended June 30, 2013 compared to the three months ended June 30, 2012:

Revenues

Revenues for the three months ended June 30, 2013 were $19,068, a decrease of $4,220 or approximately 18 % compared to revenue of $23,288 for the three months ended June 30, 2013.  Revenues from the sale of oil and gas increased as a result of the lower market price for natural gas.

Lease Operating Expenses

During the three months ended June 30, 2013, our lease operating expenses were $19,727, a decrease of $12,378 or approximately 168% compared to $7,349 for the three months ended June 30, 2013.

Selling, General, and Administrative Expenses

Selling, general and administrative expenses for the three months ended June 30, 2013 were $61,703, a decrease of $3,178 or approximately 5% compared to selling, general and administrative expenses of $64,881 during the three months ended June 30, 2013.   Selling, general and administrative expenses for the three months ended June 30, 2013 consisted primarily of payroll and related costs of $12,000; legal and accounting fees in the amount of $4,787; travel and entertainment expenses of $14,700; office expenses of $23,266; facilities costs in the amount of $3,000; and investor relations costs of $3,950.

Stock Based Compensation

Non-cash compensation for the three months ended June 30, 2013 was $60,000, compared to non-cash compensation of $87,500 for the three months ended June 30, 2013, or a decrease of 27,500 or 31%.  This decrease was the result of less common stock issuances for services rendered during the period ended June 30, 3013.

Depreciation, Depletion, and Amortization

Depreciation, Depletion, and Amortization was $14,426 for the three months ended June 30, 2013, a decrease of $2,706 or approximately 16% compared to $17,132 for the three months ended June 30, 2012.

Interest Expense, net of Interest Income

Interest expense, net of interest income was $25,049 for the three months ended June 30, 2013, a decrease of $23,743 compared to interest expense of $48,792 for the three months ended June 30, 2013.

Net Loss

Our net loss for the three months ended June 30, 2013, was $169,737 a decrease of $32,629 or approximately 16% compared to a net loss of $202,366, during the three months ended June 30, 2012.

LIQUIDITY AND CAPITAL RESOURCES

The June 30, 2013, financial statements have been prepared assuming the Company will continue as a going concern. However, the Company has incurred a loss of $30,156,385 from inception through June 30, 2013, and has a working capital deficiency of $1,118,649 and stockholders’ equity of $676,533 as of June 30, 2013. The Company currently has minimal revenue generating operations and expects to incur substantial operating expenses in order to expand its business. As a result, the Company expects to incur operating losses for the foreseeable future.  The Company will continue so seek equity and debt financing to meet our operating losses.  The accompanying consolidated financial statements do not include any adjustments that might become necessary should the Company be unable to continue as a going concern.

Our cash and cash equivalents were $321,160 on June 30, 2013, compared to $129,931 on March 31, 2013. We met our liquidity needs through the issuance of our common stock and convertible notes payable for cash and the revenue derived from our oil and gas operations.

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

Operating activities

The Company had a net loss of $169,737 for the three months ended June 30, 2013 compared to a net loss of $202,366 for the three months ended June 30, 2012, due to a reduction in expense in for the issuance of stock for consulting services.

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

Recently Issued Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting standards or pronouncements, if currently adopted, would have a material effect on the Company’s condensed consolidated financial statements.

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

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On May 3, 2013, the Company issued 500,000 shares of Common Stock for $50,000, and was based on current market value at the date of issuance.

On May 5, 2013 the Company issued 100,000 shares of Common Stock for compensation for the placement of 500,000 shares of Common Stock and 50 Shares of Series B Preferred Stock for $100,000.  The value of these shares in the amount of $10,000, or $0.10 per share was charged to operations, and was based on the on current market value at the date of issuance.

On June 4, 2013, the Company issued 100,000 shares of common stock for the conversion of a note payable and assumption of debt.  The fair market value of these shares was $8,000 which was based on the current market value on the date of issuance. $100 has been credited to the note payable, and a loss of $7,900 was recognized on this conversion, and was charged to operations.

On June 28, 2013, the Company issued 2,800,000 shares of Common Stock for $250,000, and was based on current market value at the date of issuance.

On June 28, 2013, the Company issued 500,000 shares of Common Stock to a consultant,  the value of  of these shares in the amount of $50,000, or $0.10 per share was charged to operations, and was based on the on current market value at the date of issuance.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Form 8-K

NONE

(b) Exhibits

Exhibit Number	Description

3.1	Restated Articles of Incorporation (Incorporated by reference to Exhibit 3.1 to Registration Statement on Form SB-2, Registration No. 33-74240C).*
3.2	Restated Bylaws (Incorporated by reference to Exhibit 3.2 to Registration Statement on Form SB-2, Registration No. 33-74240C). *
3.3	Articles of Incorporation for the State of Nevada. (Incorporated by reference to Exhibit 2.2 to Form 10-KSB filed February 2000) *
3.4	Articles of Merger for the Colorado Corporation and the Nevada Corporation (Incorporated by reference to Exhibit 3.4 to Form 10-KSB filed February 2000) *
3.5	Bylaws of the Nevada Corporation (Incorporated by reference to Exhibit 3.5 to Form 10-KSB filed February 2000) *
4.1	Specimen of Common Stock (Incorporated by reference to Exhibit to Registration Statement on Form SB-2, Registration No. 33-74240C). *
10.1	Employment Agreement between the Company and Kent Rodriguez dated April 1, 2011 *
10.2	Promissory Note between the Company and Peter Messerli dated January 6, 2011, in the amount of $200.000 *
10.3	Promissory Note between the Company and Maerki Baumann & Company AG dated January 11, 2011, in the amount of $250,000 *
10.4	Promissory Note between the Company and Maerki Baumann & Company AG dated January 27, 2012, in the amount of $200,000 *
10.5	Certificate of Designation Series B Preferred Stock
31.1	Certification
32.1	Certification
____________

* Incorporated by reference to a previously filed exhibit or report.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Avalon Oil & Gas, Inc.

Date: September 11, 2013	By:	/s/ Kent Rodriguez
Kent Rodriguez
Chief Executive Officer
Chief Financial and Accounting Officer