Form 10-Q
period 2013-09-30
Avalon Oil & Gas, Inc.
filed 2013-11-19
CIK 918573

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________

FORM 10-Q
____________

☒QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

11,208,062 shares of our common stock were issued and outstanding as of November 19, 2013.

Avalon Oil & Gas, Inc.
Consolidated Balance Sheets

	September 30, 2013	March 31, 2013
	(Unaudited)
Assets

Current Assets:
Cash and cash equivalents	$117,462	$129,931
Accounts receivable, net of allowance for doubtful accounts of $0 and $0	27,477	52,667
Notes receivable	16,715	12,148
Deposits and prepaid expenses	279,400	160,000
Receivables from joint interests, net of allowance for doubtful accounts of $139,610 and $140,227	20,000	20,000

Total current assets	461,054	374,746

Notes receivable	7,143	12,857
Property and equipment, net	-	-
Unproven oil & gas properties	1,867,183	1,867,183
Producing oil & gas properties, net	161,634	172,833
Intellectual property rights, net	117,107	138,402

Total Assets	$2,614,121	$2,566,021

The accompanying notes are an integral part of these financial statements.

Avalon Oil & Gas, Inc.
Consolidated Balance Sheets (Continued)

	September 30, 2013	March 31, 2013
	(Unaudited)
Liabilities and Stockholders' Equity

Current Liabilities:
Accounts payable and accrued liabilities	580,574	630,674
Accrued payroll - related parties	206,417	202,217
Dividends payable	44,230	40,750
Accrued liabilities to joint interest	11,338	11,881
Notes payable - related party	26,000	21,000
Notes payable, net of discount	839,400	250,000

Total current liabilities	1,707,959	1,156,522

Notes payable, net of discount	275,000	864,750
Accrued asset retirement obligation (ARO) liability	107,794	102,661

Total Liabilities	2,090,753	2,123,933

Commitments and contingencies

Stockholders' Equity

Preferred stock, Series A, $.10 par value, 1,000,000 shares authorized; 100 shares issued and outstanding stated at redemption value, as of September 30, 2013 and 2012, respectively	500,000	500,000
Preferred stock, Series B, $.10 par value, 2,000 shares authorized; 200 shares issued and outstanding stated at redemption value as of September 30, 2013 and and 2012, respectively	200,000	150,000
Common stock, $.001 par value: 200,000,000 shares authorized 10,888,062 and 6,208,062 shares issued and outstanding at September 30, 2013 and March 31, 2013, respectively	10,889	6,209
Additional paid in capital	30,204,529	29,758,709
Accumulated deficit	(30,392,050)	(29,972,830)

Total Stockholders Equity	523,368	442,088

Total Liabilities and Stockholders' Equity	$2,614,121	$2,566,021

The accompanying notes are an integral part of these financial statements.

Avalon Oil & Gas, Inc.
Consolidated Statements of Operations

	For the three	For the three
	Months ended	Months ended
	September 30, 2013	September 30, 2012
	(Unaudited)	(Unaudited)

Oil & Gas Sales	$39,957	$25,481

Operating expenses:
Lease operating expense, severance taxes and ARO accretion	40,123	9,686
Selling, general and administrative expenses	97,932	83,444
Stock based compensation	43,001	-
Depreciation, depletion, and amortization	16,620	20,284

Total operating expenses	197,676	113,414

Operating loss	(157,719)	(87,933)

Other income (expense):

Gain on sale of well interest	-	-
Gain (Loss) on extinguishment of debt	-	-
Gain (Loss) on conversion of notes payable	(39,250)	-
Interest expense, net	(24,696)	(25,518)

Total other income (expense)	(63,946)	(25,518)

Loss before income tax	(221,665)	(113,451)

Provision for income taxes	-	-

Net loss	$(221,665)	$(113,451)

Preferred stock dividends	$(14,000)	$(10,000)

Net loss attributable to common shareholders	$(235,665)	$(123,451)

Net loss per share - basic and diluted	(0.022)	(0.039)

Weighted average shares outstanding - basic and diluted	10,690,127	3,162,339

The accompanying notes are an integral part of these financial statements.

Avalon Oil & Gas, Inc.
Consolidated Statements of Operations

	For the six	For the six
	Months ended	Months ended
	September 30, 2013	September 30, 2012
	(Unaudited)	(Unaudited)

Oil & Gas Sales	$59,025	$48,769

Operating expenses:
Lease operating expense, severance taxes and ARO accretion	59,850	17,035
Selling, general and administrative expenses	159,635	148,325
Stock based compensation	103,001	87,500
Depreciation, depletion, and amortization	31,046	37,416

Total operating expenses	353,532	290,276

Operating loss	(294,507)	(241,507)

Other income (expense):

Gain on sale of well interest	-	-
Gain (Loss) on extinguishment of debt	-	-
Gain (Loss) on conversion of notes payable	(47,150)	-
Interest expense, net	(49,745)	(74,310)

Total other income (expense)	(96,895)	(74,310)

Loss before income tax	(391,402)	(315,817)

Provision for income taxes	-	-

Net loss	$(391,402)	$(315,817)

Preferred stock dividends	$(27,780)	$(20,000)

Net loss attributable to common shareholders	$(419,182)	$(335,817)

Net loss per share - basic and diluted	(0.048)	(0.106)

Weighted average shares outstanding - basic and diluted	8,700,685	3,162,339

The accompanying notes are an integral part of these financial statements.

Avalon Oil & Gas, Inc.
Consolidated Statement of Cash Flows

	(Unaudited)	(Unaudited)
	For the six	For the six
	Months ended	Months ended
	September 30, 2013	September 30, 2012

Cash flows from operating activities:
Net (loss)	$(391,402)	$(315,817)
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock issued for services	103,001	87,500
Loss on conversion on notes payable	47,150	-
Accrued interest	-	5,000
Stock issued for reduction of interest on notes payable	-	2,409
Depreciation	-	698
Depletion	10,475	15,462
Depreciation and ARO liability	724	1,448
Amortization of discount on notes payable	-	19,083
Amortization of intangible assets	21,294	21,292
Net change in operating assets and liabilities:
Accounts receivable	25,152	18,733
Joint interest receivable	-	-
Accounts payable and other accrued expenses	(46,443)	60,223
Dividends payable to related party	-	7,000
Due to related party	5,000	405
Asset retirement obligation	5,133	6,901

Net cash (used) in operating activities	(219,916)	(69,663)

Cash flows from investing activities:
Deposit on the purchase of additional assets	(119,400)	-
Principle payments received on notes receivable	1,147	2,857

Net cash provided in investing activities	(118,253)	2,857

Cash flows from financing activities:
Proceeds from notes payable	-	65,000
Common stock issued for cash	300,000	-
Preferred stock B issued for cash	50,000	-
Dividends paid on preferred stock	(24,300)	-

Net cash provided in financing activities	325,700	65,000

The accompanying notes are an integral part of these financial statements.

Avalon Oil & Gas, Inc.
Consolidated Statement of Cash Flows (Continued)

	(Unaudited)	(Unaudited)
	For the three	For the three
	Months ended	Months ended
	September 30, 2013	September 30, 2012

Net (decrease) in cash and cash equivalents	(12,469)	(1,806)

Cash and cash equivalents at beginning of period	129,931	114,533

Cash and cash equivalents at end of period	$117,462	$112,727

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$-	$-
Taxes	$-	$-

Common stock issued in exchange for consulting services	$35,000	$87,500

Common stock issued for conversion of note payable, accrued interest, and assumption of debt	$10,000	$42,909
Gain (Loss) on extinguishment of debt	$-	$-

The accompanying notes are an integral part of these financial statements.

AVALON OIL & GAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For The Three and Six Month Periods Ended September 30, 2013 and 2012
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
For The Three Month Periods Ended September 30, 2013 and 2012
(Unaudited)

Principles of consolidation

The consolidated financial statements include the accounts of the Company  and The Company’s subsidiary Oiltek, Inc. All significant inter-company items have been eliminated in consolidation.

Basis of Preparation of Financial Statements

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q.  They do not include all of the information and footnotes required by Accounting Principles generally accepted accounting principles in United States America (“US GAAP”) for complete financial statements and related notes. The accompanying unaudited consolidated financial statements and related notes should be read in conjunction with the audited consolidated financial statements of the Company and notes thereto for the year ended March 31, 2013.

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (which include only normal recurring adjustments) necessary to present fairly the balance sheets of Avalon Oil and Gas Inc. and subsidiaries as of September 30, 2013 and the results of their operations for the three month and six months ended September 30, 2013 and 2012, and cash flows for the six months ended September 30, 2013 and 2012 are not necessarily indicative of the results to be expected for the entire year.

Going Concern

The September 30, 2013, financial statements have been prepared assuming the Company will continue as a going concern. However, the Company has incurred a loss of $30,392,050 from inception through September 30, 2013, and has a working capital deficiency of $1,246,905 and stockholders’ equity of $523,368 as of September 30, 2013. The Company currently has minimal revenue generating operations and expects to incur substantial operating expenses in order to expand its business. As a result, the Company expects to incur operating losses for the foreseeable future.  The Company will continue so seek equity and debt financing to meet our operating losses.  The accompanying consolidated financial statements do not include any adjustments that might become necessary should the Company be unable to continue as a going concern.

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
For The Three Month Periods Ended September 30, 2013 and 2012
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

Accounts Receivable

Management periodically assesses the collectability of the Company's accounts receivable. Accounts determined to be uncollectible are charged to operations when that determination is made. The Company had an allowance of $139,610 and $140,277 for accounts receivable from the joint working interests, respectively as of September 30, 2013 and March 31, 2013.

Oil and Natural Gas Properties

The Company follows the full cost method of accounting for natural gas and oil properties.  Under the full cost concept, all costs incurred in acquiring, exploring, and developing properties cost center are capitalized when incurred and are amortized as mineral reserves in the cost center are produced, subject to a limitation that the capitalized costs not exceed the value of those reserves.  The unamortized costs relating to a property that is surrendered, abandoned, or otherwise disposed of are accounted for as an adjustment of accumulated amortization, rather than as a gain or loss that enters into the determination of net income, until all of the properties constituting the amortization base are disposed of, at which point gain or loss is recognized. all acquisition, exploration, and development costs are capitalized. The Company capitalizes all internal costs, including: salaries and related fringe benefits of employees directly engaged in the acquisition, exploration and development of natural gas and oil properties, as well as other identifiable general and administrative costs associated with such activities.  During the three and six month periods ended September 30, 2013 and 2012, no acquisition costs were capitalized. Oil and natural gas properties are reviewed for recoverability at least annually or when events or changes in circumstances indicate that its carrying value may exceed future undiscounted cash inflows. As of September 30, 2013 and March 31, 2013, the Company had not identified any such impairment.

AVALON OIL & GAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For The Three Month Periods Ended September 30, 2013 and 2012
(Unaudited)

Other Property and Equipment

Other property and equipment is reviewed for recoverability when events or changes in circumstances indicate that its carrying value may exceed future undiscounted cash inflows. As of September 30, 2013 and 2012, the Company had not identified any such impairment. Repairs and maintenance are charged to operations when incurred and improvements and renewals are capitalized.

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

There was not any impairment loss for the three and six months ended September 30, 2013 and 2012.

Should the sum of the expected cash flows be less than the carrying amount of assets being evaluated, an impairment loss would be recognized. The impairment loss would be calculated as the amount by which the carrying amount of the assets, exceed fair value. Estimated amortization of intangible assets over the next five years is as follows:

September 30,

2014	$21,292
2015	42,584
2016	42,584
2017	10,647
$117,107

AVALON OIL & GAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For The Three Month Periods Ended September 30, 2013 and 2012
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
For The Three Month Periods Ended September 30, 2013 and 2012
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

Impairment of long-lived assets is recognized when events or changes in circumstances indicate that the carrying amount of the asset or related group of assets may not be recoverable.  If the expected future undiscounted cash flows are less than the carrying amount of the asset, an impairment loss is recognized at that time.  Measurement of impairment may be based upon appraisal, market value of similar assets or discounted cash flows. There was no impairment for the three and six months ended September 30, 2013 and September 30, 2012.

Recently Issued Accounting Pronouncements

In the period ended November 18, 2013, The FASB has issued ASU No. 2013-01 through ASU 2013-11, which is not expected to have a material impact on the consolidated financial statements upon adoption.

AVALON OIL & GAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For The Three Month Periods Ended September 30, 2013 and 2012
(Unaudited)

NOTE 2: RECEIVABLE FROM JOINT INTERESTS

The Company is the operator of certain wells acquired in the Expanded Bedford Agreement (see note 4). Pursuant to a joint interest operating agreement (the “Joint Interest Agreement”), the Company charges the other owners of the Grace Wells for their pro-rata share of operating and work over expenses.  These receivables are carried on the Company’s balance sheet as Receivable from Joint Interests. At September 30, 2013 and March 31, 2013, the amount of these receivables is $159,610 and 160,227.   At September 30, 2013 and March 31, 2013, the Company deemed the collectability of the receivable from joint interests in the amount of $139,610 and 140,227 as unlikely.

NOTE 3: INTELLECTUAL PROPERTY RIGHTS

A summary of the intellectual property rights at September 30, 2013 and March 31, 2013, are as follows:

	September 30, 2013	March 31, 2013
	(Unaudited)
Ultrasonic Mitigation Technology	$425,850	$425,850
Less: accumulated amortization	(308,743)	(287,448)
Total	$117,107	$138,402

Amortization expense for the three months and six month ended September 30, 2013 and 2012 was $10,646 and $21,294 respectively.

NOTE 4: OIL AND GAS PROPERTY ACTIVITY

The table below shows the Company’s working interests in the Grace Wells as of September 30, 2013.  There were not any additional acquisitions during the three and six month periods ended September 30, 2013.

Well	Working Interest
Grace #1	65.25%
Grace #2	55.75%
Grace #3	64.00%
Grace #5A	52.00%
Grace #6	58.00%

AVALON OIL & GAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For The Three Month Periods Ended September 30, 2013 and 2012
(Unaudited)

NOTE 4: OIL AND GAS PROPERTY ACTIVITY (Continued)

Producing oil and gas properties consist of the following at September 30, 2013 and March 31, 2013:

	September 30, 2013	March 31, 2013
	(Unaudited)
Lincoln County, Oklahoma	$111,402	$111,402
Other properties, net	1,005,676	1,005,676
Asset retirement obligation	42,020	43,468
Property impairments	(481,072)	(481,072)
Less: Depletion	(516,392)	(506,641)
Net	$161,634	$172,833

NOTE 5: ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consisted of the following:

	September 30, 2013	March 31, 2013
	(Unaudited)
Accounts payable	$101,980	$388,438
Accrued liabilities	478,594	242,236
Total	$580,574	$630,674

NOTE 6: NOTES PAYABLE

Notes Payable are summarized as follows:

Note
Amount
March 31, 2013:
Notes payable – long-term portion	$864,750
Notes payable – current portion	250,000
Total	$1,114,750

AVALON OIL & GAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For The Three Month Periods Ended September 30, 2013 and 2012
(Unaudited)

Note
Amount
September 30, 2013 (Unaudited):
Notes payable – long-term portion	$275,000
Notes payable – current portion	839,400
Total	$1,114,400

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

During the three and six months ended September 30, 2013 and 2012, the Company incurred $10,000 and $20,000 respectively in Series A preferred stock dividends, and paid $12,300 and $4,000 for the three months ended September 30, 2013 and 2012 respectively and $24,300 and  $13,000 for six month periods ending September  30, 2013 and 2012.   As of September 30, 2013 and March 31, 2013, the accrued balance due Mr. Rodriguez was $36,450 and 40,750 respectively.

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

AVALON OIL & GAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For The Three Month Periods Ended September 30, 2013 and 2012
(Unaudited)

Employment Agreements

KENT RODRIGUEZ

In 2009, Mr. Rodriguez, our President, was under an employment agreement dated April 1, 2008 that expires on March 31, 2014, pursuant to which he was compensated at an annual rate of $120,000. On April 1, 2011 Mr. Rodriguez voluntarily reduced his compensation to an annual rate of $48,000, subject to an increase by the Company’s Board of Directors.  The Company charged to operations the amount of $12,000 and $24,000 for the three month and six periods ended September 30, 2013 and 2012, of which $10,800 and $19,800 was paid to him during the three month and six month periods ending September 30, 2013, and $10,200 and $21,700 during the three and six month periods ending September 30, 2012 respectively.  As of September 30, 2013, and March 31, 2013, the balances of accrued and unpaid salaries were $201,817 and $197,617.

NOTE 8: INCOME TAXES

Deferred income taxes result from the temporary difference arising from the use of accelerated depreciation methods for income tax purposes and the straight-line method for financial statement purposes, and an accumulation of New Operating Loss carryforwards for income tax purposes with a valuation allowance against the carryforwards for book purposes.

In assessing the value of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Included in deferred tax assets are Federal and State net operating loss carry forwards of approximately $30,392,050, which will expire beginning in 2028.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon our cumulative losses through September 30, 2013, we have provided a valuation allowance reducing the net realizable benefits of these deductible differences to $0 at September 30, 2013.  The amount of the deferred tax asset considered realizable could change in the near term if projected future taxable income is realized.  Due to significant changes in the Company's ownership, the Company's future use of its existing net operating losses may be limited.

NOTE 9: STOCKHOLDERS' EQUITY

Series A Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock, par value $0.10 per share.  As of September 30, 2013, the Company has 100 shares of Series A preferred stock issued and outstanding.

During the three and six months ended September 30, 2013 and 2012, the Company incurred $10,000  and $20,000 respectively in Series A preferred stock dividends, and paid $12,300 and $4,000 for the three months ended September 30, 2013 and 2012 respectively, and $24,300 and  $13,000 for the six month periods ending September  30, 2013 and 2012.   As of September 30, 2013 and March 31, 2013, the accrued balance due Mr. Rodriguez was $36,450 and 40,750 respectively

The 100 shares of Series A Preferred Stock, issued to an officer/director as payment for $500,000 in promissory notes, are convertible into the number of shares of common stock sufficient to represent 40 percent (40%) of the fully diluted shares outstanding after their issuance. The Series A Preferred Stock pays an eight percent (8%) dividend. The dividends are cumulative and payable quarterly. The Series A Preferred Stock carries liquidating preference, over all other classes of stock, equal to the amount paid for the stock plus any unpaid dividends. The Series A Preferred Stock provides for voting rights on an "as converted to common stock" basis.

The holders of the Series A Preferred Stock have the right to convert the preferred stock into shares of common stock such that if converted simultaneously, they shall represent forty percent (40%) of the fully diluted shares outstanding after their issuance. Fully diluted shares outstanding is computed as the sum of the number of shares of common stock outstanding plus the number of shares of common stock issuable upon exercise, conversion or exchange of outstanding options, warrants, or convertible securities.

Series B  Preferred Stock

In March, 2013, our Board of Directors authorized the issuance of 2,000 shares of Series B Preferred Stock (the "Series B Preferred Stock").  The face amount of share of the Series B Preferred Stock is $1,000.  As of September 30, 2013, the Company has 200 shares of Series B preferred stock issued and outstanding.

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

During the six month period ended September 30, 2013, The Company sold 50 shares or Series B Preferred Stock to two accredited investors for $50,000.

During the three and six month periods ended September 30, 2013, the Company incurred $3,780 and $7,780 in dividends on Series B preferred stock.

Total dividends payable from both A and B preferred shares at September 30, 2013 and March 31, 2013 is $44,230 and $40,750 respectively.

AVALON OIL & GAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For The Three Month Periods Ended September 30, 2013 and 2012
(Unaudited)

Common Stock

On May 3, 2013, the Company issued 500,000 shares of Common Stock for $50,000 or $0.10 per share, and was based on current market value at the date of issuance.

On May 5, 2013 the Company issued 100,000 shares of Common Stock for compensation for the placement of 500,000 shares of Common Stock and 50 Shares of Series B Preferred Stock for $100,000 to an third party.  The value of these shares in the amount of $10,000, or $0.10 per share was charged to operations, and was based on the current market value at the date of issuance.

On June 4, 2013, the Company issued 100,000 shares of common stock for the conversion of a note payable and assumption of debt.  The fair market value of these shares was $8,000 or  $0.08 per share and  was based on the current market value on the date of issuance. $100 has been credited to the note payable, and a loss of $7,900 was recognized on this conversion, and was charged to operations.

On June 28, 2013, the Company issued 2,800,000 shares of Common Stock for $250,000, and was based on current market value at the date of issuance.

On June 28, 2013, the Company issued 500,000 shares of Common Stock to a consultant, the value of  these shares in the amount of $50,000, or $0.10 per share was charged to operations, and was based on the current market value at the date of issuance.

On July 1, 2013, the Company issued 100,000 shares of common stock for the conversion of a note payable and assumption of debt.  The fair market value of these shares was $17,000, or $0.17 per share which was based on the current market value on the date of issuance. $100 has been credited to the note payable, and a loss of $16,900 was recognized on this conversion, and was charged to operations.

On July 2, 2013, the Company issued 180,000 shares of Common Stock to its board of directors, the value of  of these shares in the amount of $18,000, or $0.10 per share was charged to operations, and was based on the on current market value at the date of issuance.

On July 26, 2013, the Company issued 250,000 shares of Common Stock to a consultant, the value of  of these shares in the amount of $25,000, or $0.10 per share was charged to operations, and was valued at closing bid price of the Company's common stock on the date the Consulting Agreement was executed by the Companuy.

On September 13, 2013, the Company issued 150,000 shares of common stock for the conversion of a note payable and assumption of debt.  The fair market value of these shares was $22,500, or $0.15 per share which was based on the current market value on the date of issuance. $150 has been credited to the note payable, and a loss of $22,350 was recognized on this conversion, and was charged to operations.

There are no stock options outstanding.

AVALON OIL & GAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For The Three Month Periods Ended September 30, 2013 and 2012
(Unaudited)

Warrants

The following table summarizes the warrants outstanding and the related prices for the shares of the Company’s common stock issued to non-employees of the Company at September 30, 2013:

Warrants Outstanding			Warrants Exercisable
		Weighted Average			Weighted Average
Exercise	Number	Remaining Contractual	Weighted Average	Number	Remaining Contractual
Prices	Outstanding	Life (years)	Exercise Price	Exercisable	Life (years)

600	167	0.50	600.00	167	0.50
	167	0.50		167	0.50

Transactions involving warrants are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at March 31, 2013	167	$600.00
Granted	-	-
Exercised	-	-
Cancelled or expired	-	-
Outstanding at September 30, 2013	167	$600.00

NOTE 10: EARNINGS PER SHARE

ASC 260-10-45 requires a reconciliation of the numerator and denominator of the basic and diluted earnings per share (EPS) computations. As the Company is in a loss position during the three and six month periods  ended September 30, 2013 and September 30, 2012 there is no dilutive effect included.

NOTE 11: COMMITMENTS AND CONTINGENCIES

Commitments and contingencies through the date of these financial statements were issued have been considered by the Company and none were noted which were required to be disclosed.

NOTE 12: SUBSEQUENT EVENTS

On October 10, 2013, the Company entered into a Technology Scouting Agreement with IP Technology Exchange, Inc ("IP TechEx"), to identify potential technology acquisition and licensing opportunities.  Our alliance with IP TechEx will enable us to develop a portfolio of new technologies within the oil and gas industry.

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

Acquisition Strategy

Our strategy is to acquire oil and gas producing properties that have proven reserves and established in-field drilling locations with a combination of cash, debt, and equity. We believe that acquisition of such properties minimizes our risk, allows us to generate immediate cash flow, and provides in-field drilling locations to expand production within the proven oil and gas fields. We will aggressively develop these low cost/low risk properties in order to enhance shareholder value. In addition, Avalon's technology group acquires oil production enhancing technologies. Through its strategic partnership with IP Technology Exchange,Inc.,  a transfer technology company, Avalon is building an asset portfolio of innovative technologies in the oil and gas industry to maximize enhancement opportunities at its various oil and gas properties.

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

During the year ended March 31, 2011, we advanced $160,000 for the purchase of oil and gas producing properties in Western Oklahoma, pending the completion of due diligence by the Company, if the Seller is not able to deliver clear title to these properties on or before December 31, 2013, these funds will be returned to us.

On July 1, 2013, the Company acquired a fifty percent (50%) working interest in the Moody and West Lease, Duval County, Texas.

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

GOING CONCERN

The September 30, 2013, financial statements have been prepared assuming the Company will continue as a going concern. However, the Company has incurred a loss of $30,392,050 from inception through September 30, 2013, and has a working capital deficiency of $1,246,905 and stockholders’ equity of $523,368 as of September 30, 2013. The Company currently has minimal revenue generating operations and expects to incur substantial operating expenses in order to expand its business. As a result, the Company expects to incur operating losses for the foreseeable future.  The Company will continue to seek equity and debt financing to meet our operating losses.  The accompanying consolidated financial statements do not include any adjustments that might become necessary should the Company be unable to continue as a going concern.

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

Results of Operations

Three and six month periods ended September 30, 2013 compared to the three and six month periods ended September 30, 2012:

Revenues

Revenues for the three months ended September 30, 2013 were $39,957, an increase of $14,476 or approximately 57 % compared to revenue of $25,481 for the three months ended September 30, 2012.  Revenues increased as a result of the higher market price for natural gas.

Revenues for the six months ended September 30, 2013 were $59,025, an increase of $10,256 or approximately 21 % compared to revenue of $48,769 for the six months ended September 30, 2012.  Revenues increased as a result of the higher market price for natural gas.

Lease Operating Expenses

During the three months ended September 30, 2013, our lease operating expenses were $40,123, an increase of $30,437 or approximately 314% compared to $9,686 for the three months ended September 30, 2012.  The increase was due to the workover expense incurred on the Company's properties in Miller County, Arkansas.

During the six months ended September 30, 2013, our lease operating expenses were $59,850, an increase of $42,815 or approximately 251% compared to $17,035 for the six months ended September 30, 2012. The increase was due to the workover expense incurred on the Company's properties in Miller County, Arkansas.

Selling, General, and Administrative Expenses

Selling, general and administrative expenses for the three months ended September 30, 2013 were $97,932, an increase of $14,488 or approximately 17% compared to selling, general and administrative expenses of $83,444 during the three months ended September 30, 2012.   Selling, general and administrative expenses for the three months ended September 30, 2013 consisted primarily of payroll and related costs of $12,000; legal and accounting fees in the amount of $8,975; travel and entertainment expenses of $36,681; office expenses of $7,612; facilities costs in the amount of $6,054; and investor relations costs of $26,579.

Selling, general and administrative expenses for the six months ended September 30, 2013 were $159,635, an increase of $11,310 or approximately 8% compared to selling, general and administrative expenses of $148,325 during the six months ended September 30, 2012.   Selling, general and administrative expenses for the three months ended September 30, 2013 consisted primarily of payroll and related costs of $24,000; legal and accounting fees in the amount of $13,763; travel and entertainment expenses of $51,380; office expenses of $18,890; facilities costs in the amount of $35,483; and investor relations costs of $35,530.

 Stock Based Compensation

Non-cash compensation for the three months ended September 30, 2013 was $43,000, compared to non-cash compensation of $-0- for the three months ended September 30, 2012, or an increase of 43,000 or 100%.  This increase was the result of more common stock issuances for services rendered during the three month period ended September 30, 3013.

Non-cash compensation for the six months ended September 30, 2013 was $103,000, compared to non-cash compensation of $87,500 for the six months ended September 30, 2012, or an increase of 15,500 or 18%.  This increase was the result of more common stock issuances for services rendered during the six month period ended September 30, 3013.

Depreciation, Depletion, and Amortization

Depreciation, Depletion, and Amortization was $16,620 for the three months ended September 30, 2013, a decrease of $3,664 or approximately 18% compared to $20,284 for the three months ended September 30, 2012.

Depreciation, Depletion, and Amortization was $31,046 for the six months ended September 30, 2013, a decrease of $6,370 or approximately 17% compared to $37,416 for the six months ended September 30, 2012.

Interest Expense, net of Interest Income

Interest expense, net of interest income was $24,696 for the three months ended September 30, 2013, a decrease of $822 compared to interest expense of $25,518 for the three months ended September 30, 2012.

Interest expense, net of interest income was $49,745 for the six months ended September 30, 2013, a decrease of $24,565 compared to interest expense of $74,310 for the six months ended September 30, 2012.

Net Loss

Our net loss for the three months ended September 30, 2013, was $221,665 an increase of $108,214 or approximately 95% compared to a net loss of $113,451, during the three months ended September 30, 2012.  The increase was due to an increase in stock based compensation and workover expenses incurred.

Our net loss for the six months ended September 30, 2013, was $391,402 an increase of $75,585 or approximately 24% compared to a net loss of $315,817, during the six months ended September 30, 2012. .  The increase was due to an increase in stock based compensation and workover expenses incurred.

LIQUIDITY AND CAPITAL RESOURCES

The September 30, 2013, financial statements have been prepared assuming the Company will continue as a going concern. However, the Company has incurred a loss of $30,392,050 from inception through September 30, 2013, and has a working capital deficiency of $1,246,905 and stockholders’ equity of $523,368 as of September 30, 2013. The Company currently has minimal revenue generating operations and expects to incur substantial operating expenses in order to expand its business. As a result, the Company expects to incur operating losses for the foreseeable future.  The Company will continue to seek equity and debt financing to meet our operating losses.  The accompanying consolidated financial statements do not include any adjustments that might become necessary should the Company be unable to continue as a going concern.

Our cash and cash equivalents were $117,462 on September 30, 2013, compared to $129,931 on March 31, 2013. We met our liquidity needs through the issuance of our common and preferred stock for cash and the revenue derived from our oil and gas operations.

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

Investing activities

During the three months ended September 30, 2013, we invested $78,000 an increase of $78,700 compared to the three months ended September 30, 2012.

During the six months ended September 30, 2013, we invested $119,400 and increase of 119,400 compared to the six months ended September 30, 2012

Financing Activities

During the three months ended September 30, 2013,  we did not have any financing activity.  During the three months ended September 30, 2012 we received $35,000 in debt financing.

During the six  months ended September 30, 2013,  we received $300,000 from the sale of common stock and $50,000 from the sale of Series B Preferred stock.   During the three months ended September 30, 2012 we did not sell any common stock or Series B Preferred Stock.  We did  receive  $35,000 in debt financing.

Operating activities

Our net loss for the three months ended September 30, 2013, was $221,665 an increase of $108,214 or approximately 95% compared to a net loss of $113,451, during the three months ended September 30, 2012.

Our net loss for the six months ended September 30, 2013, was $391,402 an increase of $75,585 or approximately 24% compared to a net loss of $315,817, during the six months ended September 30, 2012.

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

On July 1, 2013, the Company issued 100,000 shares of common stock for the conversion of a note payable and assumption of debt.  The fair market value of these shares was $17,000, or $.17 per share which was based on the current market value on the date of issuance. $100 has been credited to the note payable, and a loss of $16,900 was recognized on this conversion, and was charged to operations.

On July 2, 2013, the Company issued 180,000 shares of Common Stock to its board of directors, the value of  of these shares in the amount of $18,000, or $0.10 per share was charged to operations, and was based on the  current market value at the date of issuance.

On July 26, 2013, the Company issued 250,000 shares of Common Stock to a consultant, the value of  of these shares in the amount of $25,000, or $0.10 per share was charged to operations, and was based on the  current market value at the date of issuance.

On September 13, 2013, the Company issued 150,000 shares of common stock for the conversion of a note payable and assumption of debt.  The fair market value of these shares was $22,500, or $.15 per share which was based on the current market value on the date of issuance. $150 has been credited to the note payable, and a loss of $22,350 was recognized on this conversion, and was charged to operations.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Form 8-K

NONE

(b) Exhibits

Exhibit Number	Description

3.1	Restated Articles of Incorporation (Incorporated by reference to Exhibit 3.1 to Registration Statement on Form SB-2, Registration No. 33-74240C).*
3.2	Restated Bylaws (Incorporated by reference to Exhibit 3.2 to Registration Statement on Form SB-2, Registration No. 33-74240C). *
3.3	Articles of Incorporation for the State of Nevada. (Incorporated by reference to Exhibit 2.2 to Form 10-KSB filed February 2000) *
3.4	Articles of Merger for the Colorado Corporation and the Nevada Corporation (Incorporated by reference to Exhibit 3.4 to Form 10-KSB filed February 2000) *
3.5	Bylaws of the Nevada Corporation (Incorporated by reference to Exhibit 3.5 to Form 10-KSB filed February 2000) *
4.1	Specimen of Common Stock (Incorporated by reference to Exhibit to Registration Statement on Form SB-2, Registration No. 33-74240C). *
10.1	Employment Agreement between the Company and Kent Rodriguez dated April 1, 2011 *
10.2	Promissory Note between the Company and Peter Messerli dated January 6, 2011, in the amount of $200.000 *
10.3	Promissory Note between the Company and Maerki Baumann & Company AG dated January 11, 2011, in the amount of $250,000 *
10.4	Promissory Note between the Company and Maerki Baumann & Company AG dated January 27, 2012, in the amount of $200,000 *
10.5	Certificate of Designation Series B Preferred Stock*
31.1	Certification
32.1	Certification
____________

* Incorporated by reference to a previously filed exhibit or report.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Avalon Oil & Gas, Inc.

Date: November 19, 2013	By:	/s/ Kent Rodriguez
Kent Rodriguez
Chief Executive Officer
Chief Financial and Accounting Officer