Form 10-Q
period 2013-12-31
Avalon Oil & Gas, Inc.
filed 2014-04-04
CIK 918573

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

____________

FORM 10-Q

____________

☑   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2013

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

(1) Has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports):   Yes ☑        No☐

(2) Has been subject to such filing requirements for the past 90 days.   Yes ☑      No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☐ No☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-Accelerated Filer	☐	Smaller Reporting Company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No ☑

11,458,062 shares of our common stock were issued and outstanding as of March 1, 2014.

1

Avalon Oil & Gas, Inc.
Consolidated Balance Sheets

	December 31, 2013	March 31, 2013
	(Unaudited)
Assets

Current Assets:
Cash and cash equivalents	$ 111,365	$ 129,931
Accounts receivable, net of allowance for doubtful
accounts of $0 and $0	33,735	52,667
Notes receivable	13,571	12,148
Deposits and prepaid expenses	279,400	160,000
Receivables from joint interests, net of allownace
for doubtful accounts of $136,872 and $140,277	20,000	20,000

Total current assets	458,071	374,746

Notes receivable	5,000	12,857
Unproven oil & gas properties	1,867,183	1,867,183
Producing oil & gas properties, net	154,558	172,833
Intellectual property rights, net	106,461	138,402

Total Assets	$ 2,591,273	$ 2,566,021

The accompanying notes are an integral part of these financial statements.
2
Avalon Oil & Gas, Inc.
Consolidated Balance Sheets (Continued)

	December 31, 2013	March 31, 2013
	(Unaudited)
Liabilities and Stockholders' Equity

Current Liabilities:
Accounts payable and accrued liabilities	658,264	630,674
Accrued payroll - related parties	208,717	202,217
Dividends payable	54,230	40,750
Accrued liabilities to joint interest	11,596	11,881
Notes payable - related party	26,000	21,000
Notes payable, net of discount	839,300	250,000

Total current liabilities	1,798,107	1,156,522

Notes payable, net of discount	275,000	864,750
Accrued asset retirement obligation (ARO) liability	110,361	102,661

Total Liabilities	2,183,468	2,123,933

Commitments and contingencies

Stockholders' Equity

Preferred stock, Series A, $.10 par value, 1,000,000
shares authorized; 100 shares issued and outstanding
stated at redemption value, as of December 31, 2013 and	500,000	500,000
and March 31, 2013, respectively
Preferred stock, Series B, $.10 par value, 2,000
shares authorized; 200 shares issued and outstanding
stated at redemption value as of December 31, 2013 and	200,000	150,000
and March 31, 2013, respectively
Common stock, $.001 par value: 200,000,000 shares
authorized 11,458,062 and 6,208,062 shares issued and
outstanding at December 31, 2013 and March 31, 2013, respectively	11,459	6,209
Additional paid in capital	30,260,959	29,758,709
Accumulated deficit	(30,564,613)	(29,972,830)

Total Stockholders Equity	407,805	442,088

Total Liabilities and Stockholders' Equity	$ 2,591,273	$ 2,566,021

The accompanying notes are an integral part of these financial statements.
3
Avalon Oil & Gas, Inc.
Consolidated Statements of Operations

	For the three	For the three
	Months ended	Months ended
	December 31, 2013	December 31, 2012
	(Unaudited)	(Unaudited)

Oil & Gas Sales	$ 34,944	$ 63,880

Operating expenses:
Lease operating expense, severance taxes
and ARO accretion	10,695	22,087
Selling, general and administrative expenses	84,224	91,886
Compensation	47,000	-
Depreciation, depletion, and amortization	16,995	23,129

Total operating expenses	158,914	137,102

Operating loss	(123,970)	(73,222)

Other income (expense):

Gain (Loss) on conversion of notes payable	(9,900)	-
Interest expense, net	(24,731)	(39,113)

Total other income (expense)	(34,631)	(39,113)

Loss before income tax	(158,601)	(112,335)

Provision for income taxes	-	-

Net loss	$ (158,601)	$ (112,335)

Preferred stock dividends	$ (14,000)	$ (10,000)

Net loss attributable to common shareholders	$ (172,601)	$ (122,335)

Net loss per share - basic and diluted	(0.014)	(0.038)

Weighted average shares outstanding - basic and diluted	11,308,388	3,228,491

The accompanying notes are an integral part of these financial statements.
4
Avalon Oil & Gas, Inc.
Consolidated Statements of Operations

	For the nine	For the nine
	Months ended	Months ended
	December 31, 2013	December 31, 2012
	(Unaudited)	(Unaudited)

Oil & Gas Sales	$ 93,969	$ 112,649

Operating expenses:
Lease operating expense, severance taxes
and ARO accretion	70,545	36,888
Selling, general and administrative expenses	243,859	240,211
Compensation	150,001	87,500
Depreciation, depletion, and amortization	48,041	60,545

Total operating expenses	512,446	425,144

Operating loss	(418,477)	(312,495)

Other income (expense):

Gain (Loss) on conversion of notes payable	(57,050)	-
Interest expense, net	(74,476)	(113,423)

Total other income (expense)	(131,526)	(113,423)

Loss before income tax	(550,003)	(425,918)

Provision for income taxes	-	-

Net loss	$ (550,003)	$ (425,918)

Preferred stock dividends	$ (41,780)	$ (30,000)

Net loss attributable to common shareholders	$ (591,783)	$ (455,918)

Net loss per share - basic and diluted	(0.062)	(0.143)

Weighted average shares outstanding - basic and diluted	9,578,644	3,190,032

The accompanying notes are an integral part of these financial statements.
5
Avalon Oil & Gas, Inc.
Consolidated Statement of Cash Flows

	(Unaudited)	(Unaudited)
	For the nine	For the nine
	Months ended	Months ended
	December 31, 2013	December 31, 2012

Cash flows from operating activities:
Net (loss)	$ (550,003)	$ (425,918)
Adjustments to reconcile net loss to net cash used
in operating activities:
Common stock issued for services	150,001	87,500
Loss on conversion on notes payable	57,050	-
Accrued interest	-	5,000
Stock issued for reduction of interest on notes payable	-	2,409
Depreciation	-	957
Depletion	16,103	27,686
Depreciation and ARO liability	2,172	2,172
Amortization of discount on notes payable	-	29,068
Amortization of intangible assets	31,938	31,938
Net change in operating assets and liabilities:
Accounts receivable	18,934	(3,494)
Joint interest receivable	-	-
Accounts payable and other accrued expenses	33,805	85,217
Dividends payable to related party	-	3,900
Due to related party	5,000	5,000
Asset retirement obligation	7,700	9,233

Net cash (used) in operationg activities	(227,300)	(139,332)

Cash flows from investing activities:
Deposit on the purchase of additional assets	(119,400)	-
Principle payments received on notes receivable	6,434	3,572

Net cash provided in investing activities	(112,966)	3,572

Cash flows from financing activities:
Proceeds from notes payable	-	140,000
Common stock issued for cash	300,000	-
Preferred stock B issued for cash	50,000	-
Dividends paid on preferred stock	(28,300)	-

Net cash provided in financing activities	321,700	140,000

The accompanying notes are an integral part of these financial statements.
6
Avalon Oil & Gas, Inc.
Consolidated Statement of Cash Flows (Continued)

	(Unaudited)	(Unaudited)
	For the nine	For the nine
	Months ended	Months ended
	December 31, 2013	December 31, 2012

Net (decrease) in cash and cash equivalents	(18,566)	4,240

Cash and cash equivalents at beginning of period	129,931	114,533

Cash and cash equivalents at end of period	$ 111,365	$ 118,773

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$ -	$ -
Taxes	$ -	$ -
Common stock issued in exchange for consulting
services	$ 150,001	$ 87,500
Common stock issued for conversion of note payable,
accrued interest, and assumption of debt	$ 57,500	$ 43,909

The accompanying notes are an integral part of these financial statements.
7

AVALON OIL & GAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For The Three and Nine Month Periods Ended December 31, 2013 and 2012

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

For The Three and Nine Month Periods Ended December 31, 2013 and 2012

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

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (which include only normal recurring adjustments) necessary to present fairly the balance sheets of Avalon Oil and Gas Inc. and subsidiaries as of December 31, 2013 and the results of their operations for the three month and nine months ended December 31, 2013 and 2012, and cash flows for the nine months ended December 31, 2013 and 2012 are not necessarily indicative of the results to be expected for the entire year.

Going Concern

The December 31, 2013, financial statements have been prepared assuming the Company will continue as a going concern. However, the Company has incurred a loss of $30,564,613 from inception through December 31, 2013, and has a working capital deficiency of $1,340,036 and stockholders’ equity of $407,805 as of December 31, 2013. The Company currently has minimal revenue generating operations and expects to incur substantial operating expenses in order to expand its business. As a result, the Company expects to incur operating losses for the foreseeable future.  The Company will continue so seek equity and debt financing to meet our operating losses.  The accompanying consolidated financial statements do not include any adjustments that might become necessary should the Company be unable to continue as a going concern.

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

For The Three and Nine Month Periods Ended December 31, 2013 and 2012

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

Accounts Receivable

Management periodically assesses the collectability of the Company's accounts receivable. Accounts determined to be uncollectible are charged to operations when that determination is made. The Company had an allowance of $136,872 and $140,277 for accounts receivable from the joint working interests, respectively as of December 31, 2013 and March 31, 2013.

Oil and Natural Gas Properties

The Company follows the full cost method of accounting for natural gas and oil properties.  Under the full cost concept, all costs incurred in acquiring, exploring, and developing properties cost center are capitalized when incurred and are amortized as mineral reserves in the cost center are produced, subject to a limitation that the capitalized costs not exceed the value of those reserves.  The unamortized costs relating to a property that is surrendered, abandoned, or otherwise disposed of are accounted for as an adjustment of accumulated amortization, rather than as a gain or loss that enters into the determination of net income, until all of the properties constituting the amortization base are disposed of, at which point gain or loss is recognized. All acquisition, exploration, and development costs are capitalized. The Company capitalizes all internal costs, including: salaries and related fringe benefits of employees directly engaged in the acquisition, exploration and development of natural gas and oil properties, as well as other identifiable general and administrative costs associated with such activities.  During the three and nine month periods ended December 31, 2013 and 2012, no acquisition costs were capitalized. Oil and natural gas properties are reviewed for recoverability at least annually or when events or changes in circumstances indicate that its carrying value may exceed future undiscounted cash inflows. As of December 31, 2013 and March 31, 2013, the Company had not identified any such impairment.

AVALON OIL & GAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For The Three and Nine Month Periods Ended December 31, 2013 and 2012

(Unaudited)

Other Property and Equipment

Other property and equipment is reviewed for recoverability when events or changes in circumstances indicate that its carrying value may exceed future undiscounted cash inflows. As of December 31, 2013 and 2012, the Company had not identified any such impairment. Repairs and maintenance are charged to operations when incurred and improvements and renewals are capitalized.

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

There was not any impairment loss for the three and nine months ended December 31, 2013 and 2012.

Should the sum of the expected cash flows be less than the carrying amount of assets being evaluated, an impairment loss would be recognized. The impairment loss would be calculated as the amount by which the carrying amount of the assets, exceed fair value. Estimated amortization of intangible assets over the next five years is as follows:

December 31,

2014	$10,646
2015	42,584
2016	42,584
2017	10,647
$106,461

AVALON OIL & GAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For The Three and Nine Month Periods Ended December 31, 2013 and 2012

(Unaudited)

Stock Based Compensation

The Company records share-based compensation expense for awards granted to non-employees in exchange for services at fair value in accordance with the provisions of ASC 505-50, " Equity based " payment to non-employees. For the awards granted to non-employees, the Company will record compensation expenses equal to the fair value of the share options at the measurement date, which is determined to be the earlier of the performance commitment date or the service completion date.

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

For The Three and Nine Month Periods Ended December 31, 2013 and 2012

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

Impairment of long-lived assets is recognized when events or changes in circumstances indicate that the carrying amount of the asset or related group of assets may not be recoverable.  If the expected future undiscounted cash flows are less than the carrying amount of the asset, an impairment loss is recognized at that time.  Measurement of impairment may be based upon appraisal, market value of similar assets or discounted cash flows. There was no impairment for the three and nine months ended December 31, 2013 and 2012.

Recently Issued Accounting Pronouncements

In the period ended December 31, 2013, The FASB has issued ASU No. 2013-01 through ASU 2014-05, which is not expected to have a material impact on the consolidated financial statements upon adoption.

AVALON OIL & GAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For The Three and Nine Month Periods Ended December 31, 2013 and 2012

(Unaudited)

NOTE 2: RECEIVABLE FROM JOINT INTERESTS

The Company is the operator of certain wells acquired in the Expanded Bedford Agreement (see note 4). Pursuant to a joint interest operating agreement (the “Joint Interest Agreement”), the Company charges the other owners of the Grace Wells for their pro-rata share of operating and work over expenses.  These receivables are carried on the Company’s balance sheet as Receivable from Joint Interests. At December 31, 2013 and March 31, 2013, the amount of these receivables is $156,872 and 160,227.   At December 31, 2013 and March 31, 2013, the Company deemed the collectability of the receivable from joint interests in the amount of $136,872 and 140,227 as unlikely.

NOTE 3: INTELLECTUAL PROPERTY RIGHTS

A summary of the intellectual property rights at December 31, 2013 and March 31, 2013, are as follows:

	December 31, 2013	March 31, 2013
	(Unaudited)
Ultrasonic Mitigation Technology	$425,850	$425,850
Less: accumulated amortization	(319,389)	(287,448)
Total	$106,461	$138,402

Amortization expense for the three months and nine month ended December 31, 2013 and 2012 was $10,646 and $31,938 respectively.

NOTE 4: OIL AND GAS PROPERTY ACTIVITY

The table below shows the Company’s working interests in the Grace Wells as of December 31, 2013.  There were not any additional acquisitions during the three and nine month periods ended December 31, 2013.

Well	Working Interest
Grace #1	65.25%
Grace #2	55.75%
Grace #3	64.00%
Grace #5A	52.00%
Grace #6	58.00%

AVALON OIL & GAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For The Three and Nine Month Periods Ended December 31, 2013 and 2012

(Unaudited)

NOTE 4: OIL AND GAS PROPERTY ACTIVITY (Continued)

Producing oil and gas properties consist of the following at December 31, 2013 and March 31, 2013:

	December 31, 2013	March 31, 2013
	(Unaudited)
Lincoln County, Oklahoma	$111,402	$111,402
Other properties, net	1,005,676	1,005,676
Asset retirement obligation	41,296	43,468
Property impairments	(481,072)	(481,072)
Less: Depletion	(522,744)	(506,641)
Net	$154,558	$172,833

NOTE 5: ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consisted of the following:

	December 31, 2013	March 31, 2013
	(Unaudited)
Accounts payable	$378,144	$388,438
Accrued liabilities	280,120	242,236
Total	$658,264	$630,674

NOTE 6: NOTES PAYABLE

Notes Payable are summarized as follows:

Note
Amount
March 31, 2013:
Notes payable – long-term portion	$864,750
Notes payable – current portion	250,000
Total	$1,114,750

AVALON OIL & GAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For The Three and Nine Month Periods Ended December 31, 2013 and 2012

(Unaudited)

Note
Amount
December 31, 2013 (Unaudited):
Notes payable – long-term portion	$275,000
Notes payable – current portion	839,300
Total	$1,114,300

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

During the three and nine months ended December 31, 2013 and 2012, the Company incurred $10,000 and $30,000 respectively in Series A preferred stock dividends, and paid $4,000 and $4,000 for the three months ended December 31, 2013 and 2012 respectively and $28,300 and  $13,000 for nine month periods ending December 31, 2013 and 2012.   As of December 31, 2013 and March 31, 2013, the accrued balance due Mr. Rodriguez was $42,450 and 40,750 respectively.

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

AVALON OIL & GAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For The Three and Nine Month Periods Ended December 31, 2013 and 2012

(Unaudited)

Employment Agreements

KENT RODRIGUEZ

In 2009, Mr. Rodriguez, our President, was under an employment agreement dated April 1, 2008 that expires on March 31, 2016, pursuant to which he was compensated at an annual rate of $120,000. On April 1, 2011 Mr. Rodriguez voluntarily reduced his compensation to an annual rate of $48,000, subject to an increase by the Company’s Board of Directors.  The Company charged to operations the amount of $12,000 and $36,000 for the three month and nine periods ended December 31, 2013 and 2012, of which $9,700 and $29,500 was paid to him during the three month and nine month periods ending December 31, 2013, and $10,448 and $32,148 during the three and nine month periods ending December 31, 2012 respectively.  As of December 31, 2013, and March 31, 2013, the balances of accrued and unpaid salaries were $208,717 and $202,217.

NOTE 8: INCOME TAXES

Deferred income taxes result from the temporary difference arising from the use of accelerated depreciation methods for income tax purposes and the straight-line method for financial statement purposes, and an accumulation of New Operating Loss carryforwards for income tax purposes with a valuation allowance against the carryforwards for book purposes.

In assessing the value of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Included in deferred tax assets are Federal and State net operating loss carry forwards of approximately $30,564,613, which will expire beginning in 2028.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon our cumulative losses through December 31, 2013, we have provided a valuation allowance reducing the net realizable benefits of these deductible differences to $0 at December 31, 2013.  The amount of the deferred tax asset considered realizable could change in the near term if projected future taxable income is realized.  Due to significant changes in the Company's ownership, the Company's future use of its existing net operating losses may be limited.

NOTE 9: STOCKHOLDERS' EQUITY

Series A Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock, par value $0.10 per share.  As of December 31, 2013, the Company has 100 shares of Series A preferred stock issued and outstanding.

During the three and nine months ended December 31, 2013 and 2012, the Company incurred $10,000  and $30,000 respectively in Series A preferred stock dividends, and paid $4,000 and $4,000 for the three months ended December 31, 2013 and 2012 respectively, and $28,300 and  $13,000 for the nine month periods ending December 31, 2013 and 2012.   As of December 31, 2013 and March 31, 2013, the accrued balance due Mr. Rodriguez was $42,450 and 40,750 respectively

The 100 shares of Series A Preferred Stock, issued to an officer/director as payment for $500,000 in promissory notes, are convertible into the number of shares of common stock sufficient to represent 40 percent (40%) of the fully diluted shares outstanding after their issuance. The Series A Preferred Stock pays an eight percent (8%) dividend. The dividends are cumulative and payable quarterly. The Series A Preferred Stock carries liquidating preference, over all other classes of stock, equal to the amount paid for the stock plus any unpaid dividends. The Series A Preferred Stock provides for voting rights on an "as converted to common stock" basis.

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

Series B Preferred Stock

In March, 2013, our Board of Directors authorized the issuance of 2,000 shares of Series B Preferred Stock (the "Series B Preferred Stock").  The face amount of share of the Series B Preferred Stock is $1,000.  As of December 31, 2013, the Company has 200 shares of Series B preferred stock issued and outstanding.

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

During the nine month period ended December 31, 2013, The Company sold 50 shares or Series B Preferred Stock to two accredited investors for $50,000.

During the three and nine month periods ended December31, 2013, the Company incurred $4,000 and $11,780 in dividends on Series B preferred stock.

Total dividends payable from both A and B preferred shares at December 31, 2013 and March 31, 2013 is $54,230 and $40,750 respectively.

AVALON OIL & GAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For The Three and Nine Month Periods Ended December 31, 2013 and 2012

(Unaudited)

Common Stock

On May 3, 2013, the Company issued 500,000 shares of Common Stock for $50,000 or $0.10 per share, and was based on current market value at the date of issuance.

On May 5, 2013 the Company issued 100,000 shares of Common Stock for compensation for the placement of 500,000 shares of Common Stock and 50 Shares of Series B Preferred Stock for $50,000 to an third party.  The value of these common shares in the amount of $10,000, or $0.10 per share was charged to operations, and was based on the current market value at the date of issuance.

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

On July 2, 2013, the Company issued 180,000 shares of Common Stock to its board of directors, the value of these shares in the amount of $18,000, or $0.10 per share was charged to operations, and was based on the on current market value at the date of issuance.

On July 26, 2013, the Company issued 250,000 shares of Common Stock to a consultant, the value of these shares in the amount of $25,000, or $0.10 per share was charged to operations, and was valued at closing bid price of the Company's common stock on the date the Consulting Agreement was executed by the Company.

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

On October 10, 2013, the Company issued 220,000 shares of common to a consultant, the value of these shares in the amount of $22,000, or $0.10 per share was charged to operations, and was valued at closing bid price of the Company's common stock on the date the Consulting Agreement was executed by the Company.

On October 16, 2013, the Company issued 100,000 shares of common stock for the conversion of a note payable and assumption of debt.  The fair market value of these shares was $10,000 or $0.10 per share which was based on the current market value on the date of issuance. $100 has been credited to the note payable, and a loss of $9,900 was recognized on this conversion, and was charged to operations.

On November 6, 2013, the Company issued 250,000 shares to a consultant, the value of these shares in the amount of $25,000, or $0.10 per share was charged to operations, and was valued at closing bid price of the Company's common stock on the date the Consulting Agreement was executed by the Company.

There are no stock options outstanding.

AVALON OIL & GAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For The Three and Nine Month Periods Ended December 31, 2013 and 2012

(Unaudited)

Warrants

The following table summarizes the warrants outstanding and the related prices for the shares of the Company’s common stock issued to non-employees of the Company at December 31, 2013:

Warrants Outstanding			Warrants Exercisable
		Weighted Average			Weighted Average
Exercise	Number	Remaining Contractual	Weighted Average	Number	Remaining Contractual
Prices	Outstanding	Life (years)	Exercise Price	Exercisable	Life (years)

600	167	0.25	600.00	167	0.25
	167	0.25		167	0.25

Transactions involving warrants are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at March 31, 2013	167	$600.00
Granted	-	-
Exercised	-	-
Cancelled or expired	-	-
Outstanding at December 31, 2013	167	$600.00

NOTE 10: EARNINGS PER SHARE

ASC 260-10-45 requires a reconciliation of the numerator and denominator of the basic and diluted earnings per share (EPS) computations. As the Company is in a loss position during the three and nine month periods ended March 31, 2013 and December 31, 2013 there is no dilutive effect included.

NOTE 11: COMMITMENTS AND CONTINGENCIES

Commitments and contingencies through the date of these financial statements were issued have been considered by the Company and none were noted which were required to be disclosed.

NOTE 12: SUBSEQUENT EVENTS

On February 28, 2014, the Company issued 300 Shares of its Series B Preferred Stock to an existing shareholder for $300,000.

The Company has considered all events occurring through the date the financial statements have been issued, and has determined that no other such events that are material to the financial statements.

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

During the year ended March 31, 2011, we advanced $160,000 for the purchase of oil and gas producing properties in Western Oklahoma, pending the completion of due diligence by the Company, if the Seller is not able to deliver clear title to these properties on or before June 30, 2014, these funds will be returned to us.

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

GOING CONCERN

The December 31, 2013, financial statements have been prepared assuming the Company will continue as a going concern. However, the Company has incurred a loss of $30,564,613 from inception through December 31, 2013, and has a working capital deficiency of $1,340,036 and stockholders’ equity of $407,805 as of December 31, 2013. The Company currently has minimal revenue generating operations and expects to incur substantial operating expenses in order to expand its business. As a result, the Company expects to incur operating losses for the foreseeable future.  The Company will continue to seek equity and debt financing to meet our operating losses.  The accompanying consolidated financial statements do not include any adjustments that might become necessary should the Company be unable to continue as a going concern.

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

Results of Operations

Three and nine month periods ended December 31, 2013 compared to the three and nine month periods ended December 31, 2012:

Revenues

Revenues for the three months ended December 31, 2013 were $34,944, a decrease of $28,936 or approximately 45 % compared to revenue of $63,880 for the three months ended December 31, 2012.  Revenues decreased as a result of the workover on the Company’s Miller County, Arkansas wells, and the workover of the Company’s wells in Plaquemines Parish, Louisiana.

Revenues for the nine months ended December 31, 2013 were $93,969, a decrease of $18,680 or approximately 16.5 % compared to revenue of $112,649 for the nine months ended December 31, 2012.  Revenues decreased as a result of the workover on the Company’s Miller County, Arkansas wells, and the workover of the Company’s wells in Plaquemines Parish, Louisiana.

Lease Operating Expenses

During the three months ended December 31, 2013, our lease operating expenses were $10,695, a decrease of $11,392 or approximately 52% compared to $22,087 for the three months ended December 31, 2012.  The decrease was due to the reduced workover expense incurred on the Company's properties in Lincoln County, Oklahoma.

During the nine months ended December 31, 2013, our lease operating expenses were $70,545, an increase of $33,657 or approximately 91% compared to $36,888 for the nine months ended December 31, 2012. The increase was due to the workover on the Company’s Miller County, Arkansas wells, and the workover of the Company’s wells in Plaquemines Parish, Louisiana.

Selling, General, and Administrative Expenses

Selling, general and administrative expenses for the three months ended December 31, 2013 were $84,224, a decrease of $7,662 or approximately 8% compared to selling, general and administrative expenses of $91,886 during the three months ended December 31, 2012.   Selling, general and administrative expenses for the three months ended December 31, 2013 consisted primarily of payroll and related costs of $12,000, legal and accounting fees in the amount of $55,500, travel and entertainment expenses of $2,936, facilities costs in the amount of $3,000, and office expenses of $10,788 .

Selling, general and administrative expenses for the nine months ended December 31, 2013 were $243,859, an increase of $3,648 or approximately 2% compared to selling, general and administrative expenses of $240,211 during the nine months ended December 31, 2012.   Selling, general and administrative expenses for the nine months ended December 31, 2013 consisted primarily of payroll and related costs of $36,000, legal and accounting fees in the amount of $69,263, travel and entertainment expenses of $54,316, office expenses of $39,750, facilities costs in the amount of $9,000, and investor relations costs of $35,530.

Stock Based Compensation

Non-cash compensation for the three months ended December 31, 2013 was $47,000, compared to non-cash compensation of $-0- for the three months ended December 31, 2012, or an increase of 47,000 or 100%.  This increase was the result of more common stock issuances for services rendered during the three month period ended December 31, 3013.

Non-cash compensation for the nine months ended December 31, 2013 was $150,001, compared to non-cash compensation of $87,500 for the nine months ended December 31, 2012, or an increase of 62,501 or 71%.  This increase was the result of more common stock issuances for services rendered during the nine month period ended December 31, 3013.

Depreciation, Depletion, and Amortization

Depreciation, Depletion, and Amortization was $16,995 for the three months ended December 31, 2013, a decrease of $6,134 or approximately 27% compared to $23,129 for the three months ended December 31, 2012.

Depreciation, Depletion, and Amortization was $48,041 for the nine months ended December 31, 2013, a decrease of $12,504 or approximately 21% compared to $60,545 for the nine months ended December 31, 2012.

Interest Expense, net of Interest Income

Interest expense, net of interest income was $24,731 for the three months ended December 31, 2013, a decrease of $14,382 compared to interest expense of $39,113 for the three months ended December 31, 2012.

Interest expense, net of interest income was $74,476 for the nine months ended December 31, 2013, a decrease of $38,947 compared to interest expense of $113,423 for the nine months ended December 31, 2012.

Net Loss

Our net loss for the three months ended December 31, 2013, was $158,601 an increase of $46,266 or approximately 41% compared to a net loss of $112,335, during the three months ended December 31, 2012.  The increase was due to an increase in stock based compensation and workover expenses incurred.

Our net loss for the nine months ended December 31, 2013, was $550,003 an increase of $124,085 or approximately 29% compared to a net loss of $425,918, during the nine months ended December 31, 2012. .  The increase was due to an increase in stock based compensation and workover expenses incurred.

LIQUIDITY AND CAPITAL RESOURCES

The December 31, 2013, financial statements have been prepared assuming the Company will continue as a going concern. However, the Company has incurred a loss of $30,564,613 from inception through December 31, 2013, and has a working capital deficiency of $1,340,036 and stockholders’ equity of $407,805 as of December 31, 2013. The Company currently has minimal revenue generating operations and expects to incur substantial operating expenses in order to expand its business. As a result, the Company expects to incur operating losses for the foreseeable future.  The Company will continue to seek equity and debt financing to meet our operating losses.  The accompanying consolidated financial statements do not include any adjustments that might become necessary should the Company be unable to continue as a going concern.

Our cash and cash equivalents were $111,365 on December 31, 2013, compared to $129,931 on March 31, 2013. We met our liquidity needs through the issuance of our common and preferred stock for cash and the revenue derived from our oil and gas operations.

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

Investing activities

During the nine months ended December 31, 2013, we invested $112,966 and increase of 116,538 compared to the nine months ended December 31, 2012

Financing Activities

During the nine months ended December 31, 2013, we received $300,000 from the sale of common stock and $50,000 from the sale of Series B Preferred stock.   During the nine months ended December 31, 2012 we did not sell any common stock or Series B Preferred Stock.  We did receive $35,000 in debt financing.

Operating activities

Our net loss for the nine months ended December 31, 2013, was $550,003 an increase of $124,085 or approximately 29% compared to a net loss of $425,918, during the nine months ended December 31, 2012.  The increase was due to an increase in stock based compensation and workover expenses incurred.

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

On May 5, 2013 the Company issued 100,000 shares of Common Stock for compensation for the placement of 500,000 shares of Common Stock and 50 Shares of Series B Preferred Stock for $50,000.  The value of these common shares in the amount of $10,000, or $0.10 per share was charged to operations, and was based on the on current market value at the date of issuance.

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

On July 2, 2013, the Company issued 180,000 shares of Common Stock to its board of directors, the value of these shares in the amount of $18,000, or $0.10 per share was charged to operations, and was based on the current market value at the date of issuance.

On July 26, 2013, the Company issued 250,000 shares of Common Stock to a consultant, the value of these shares in the amount of $25,000, or $0.10 per share was charged to operations, and was based on the  current market value at the date of issuance.

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

On October 10, 2013, the Company issued 220,000 shares of common to a consultant, the value of these shares in the amount of $22,000, or $0.10 per share was charged to operations, and was valued at closing bid price of the Company's common stock on the date the Consulting Agreement was executed by the Company.

On October 16, 2013, the Company issued 100,000 shares of common stock for the conversion of a note payable and assumption of debt.  The fair market value of these shares was $10,000 or $0.10 per share which was based on the current market value on the date of issuance. $100 has been credited to the note payable, and a loss of $9,900 was recognized on this conversion, and was charged to operations.

On November 6, 2013, the Company issued 250,000 shares to a consultant, the value of these shares in the amount of $25,000, or $0.10 per share was charged to operations, and was valued at closing bid price of the Company's common stock on the date the Consulting Agreement was executed by the Company.

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

Avalon Oil & Gas, Inc.

Date: April 4, 2014	By:	/s/ Kent Rodriguez
Kent Rodriguez
Chief Executive Officer
Chief Financial and Accounting Officer

