Form 10-K
period 2014-03-31
Avalon Oil & Gas, Inc.
filed 2014-09-30
CIK 918573

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended March 31, 2014

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes        ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐  Yes       ☑ No

11,858,062 shares of our common stock were issued and outstanding as of September 19, 2014.

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

In furtherance of the foregoing strategy, we have engaged in the following transactions during the last three years:

During the year ended March 31, 2013, we advanced $160,000 for the purchase of oil and gas producing properties in Western Oklahoma, pending the completion of due diligence by the Company, if the Seller is not able to deliver clear title to these properties these funds will be returned to us.

On July 1, 2013, the Company acquired a fifty percent (50%) working interest in the Moody and West Lease, Duval County, Texas.

On October 10, 2013, the Company entered into a Technology Scouting Agreement with IP Technology Exchange, Inc. ("IP TechEx"), to identify potential technology acquisition and licensing opportunities.  Our alliance with IP TechEx will enable us to develop a portfolio of new technologies within the oil and gas industry.

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

On October 10, 2013, the Company entered into a Technology Scouting Agreement with IP Technology Exchange, Inc. ("IP TechEx"), to identify potential technology acquisition and licensing opportunities.  Our alliance with IP TechEx will enable us to develop a portfolio of new technologies within the oil and gas industry.

ENVIRONMENTAL MATTERS

During the last three fiscal years, compliance with environmental laws and regulations did not have a specific impact on the Company's operations. The Company does not anticipate that it will incur any material capital expenditures for environmental control facilities during the next fiscal year.

EMPLOYEES

As of March 31, 2014 we had two full time employees, our President, Kent Rodriguez and an administrative assistant. The Board retains consultants and advisors on as needed basis.  They are compensated with cash and also with the issuance of the Company’s common stock. We also have three part time employees at this time.

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

During the past several years, we have attempted, without success, to generate revenues and profits. For the year ended March 31, 2014, we incurred a net loss of $785,978. There can be no assurance that we will ever be profitable.

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

The table below shows the Company’s working interests in the Grace Wells:

Well	March 31, 2014 and 2013 Working Interest
Grace #1	65.25%
Grace #2	55.75%
Grace #3	64.00%
Grace #5A	52.00%
Grace #6	58.00%

We expect to increase our ownership in the Grace wells. As of March 31, 2014, the working interest owners owe the Company $156,873.  We will file a claim against these working interest owners and foreclose on this claim to increase our ownership.

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

Per Share Common Stock Bid Prices by Quarter For the Two Most Recent Fiscal Years
	High	Low
Quarter Ended March 31, 2014	$0.10	$0.07
Quarter Ended December 31, 2013	$0.27	$0.09
Quarter Ended September 30, 2013	$0.30	$0.12
Quarter Ended June 30, 2013	$0.18	$0.06
Quarter Ended March 31, 2013	$0.19	$0.09
Quarter Ended December 31, 2012	$0.25	$0.09
Quarter Ended September 30, 2012	$0.10	$0.05
Quarter Ended June 30, 2012	$0.12	$0.05

As of June 20, 2014, 11,858,062 shares of our Common Stock were outstanding and the number of holders of record of our Common Stock at that date was approximately 985. However, we estimate that there are a significantly greater number of shareholders because a substantial number of our shares are held in nominee names by brokerage firms.

(b) Dividends

No dividends on the Common Stock were paid by us during the fiscal year ended March 31, 2014, or the fiscal year ended 2013, nor do we anticipate paying dividends on Common Stock in the foreseeable future. Holders of Common Stock are entitled to receive such dividends as may be declared by our Board of Directors.

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

 In March, 2013, our Board of Directors authorized the issuance of 2,000 shares of Series B Preferred Stock (the "Series B Preferred Stock"). The face amount of share of the Series B Preferred Stock is $1,000. There are currently 1,300 shares of Series B Preferred Stock outstanding.

On March 14, 2014, we filed an amendment with the Nevada Secretary of State increasing the interest rate on the Series B Preferred Shares to nine percent (9.00%), effective on April 1, 2014 and changing the payment date to from January 15th of each year to April 1st. The next interest payment on the Series B Preferred Stock will be on April 1, 2015.

The Series B Preferred Stock accrues dividends at the rate of 9% per annum on the original purchase price for the shares. If declared by the Board of Directors, these dividends are payable annually, beginning in January 2014. We are prohibited from paying any dividends on our Common Stock until all accrued dividends are paid on our Series B Preferred Stock.  The Series B Preferred Stock ranks junior to the Series A Preferred Stock owned by our President and Chief Executive Officer, as to Dividends and to a distribution of assets in the event of a liquidation of assets.

The Holders of Series B Preferred Stock do not have any voting rights and their consent is not required to take any sort of corporate action.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The Company does not have any securities authorized for issuance under equity compensation plans.

RECENT SALES OF UNREGISTERED SECURITIES

The Company sold the following unregistered securities between January 1, 2014 and March 31, 2014:

In January 2014 the Company exchanged 400 share Series B Preferred Stock for $400,000 of notes payable.

In March 2014 the Company exchanged 200 share Series B Preferred Stock for $200,000 of notes payable.

In February 2014 we issued 300 Shares of Series B Preferred Stock to an accredited investor for $300,000.

On March 25, 2014 the Company exchanged 2,000,000 shares of Common Stock for 200 shares of Series B Preferred Stock.

On March 31, 2014, the Company issued 600,000 shares of common stock for payment of accrued interest of $51,507.

On March 31, 2014 the Company issued 1,600,000 shares of common to a consultant, the value of these shares in the amount of $112,000, or $0.07 per share was charged to operations, and was valued at closing bid price of the Company's common stock on the date the Consulting Agreement was executed by the Company.

During the twelve months ended March 31, 2014 and 2013, the Company incurred $24,780 and $-0- in dividends on Series B preferred stock.

All other unregistered securities sold by the Company during the past three years, but prior to January 1, 2014, have been included in the Company's 10-Q filings.

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

For the year ended March 31, 2014 compared to the year ended March 31, 2013

Revenues

Revenues for the year ended March 31, 2014 were $156,322, a decrease of $7,252 or approximately 4% compared to revenue of $163,574 for the year ended March 31, 2013. Revenue from the sale of oil and gas decreased as a result of the decrease in gas production from the wells in the Grace Field, a decrease in oil production from the wells in Miller County, Arkansas, and a decrease in the market price of natural gas.

Lease Operating Expenses

During the year ending March 31, 2014, our lease operating expenses were $134,033, an increase of $9,131 or approximately 7% compared to $124,902 for the year ended March 31, 2013.  The increase was due to the workover cost incurred on the Company’s leasehold in Miller County, Arkansas.

Selling, General, and Administrative Expenses

Selling, general and administrative expenses for the year ended March 31, 2014 were $602,303 an increase of $65,301 or approximately 12% compared to selling, general and administrative expenses of $537,002 during the year ended March 31, 2013.   Selling, general and administrative expenses for 2014 consisted primarily of payroll and related costs of $58,704; legal and accounting fees in the amount of $74,051; facilities costs in the amount of 12,745; investor relations costs of $14,548;  travel and entertainment expenses of $65,118; office expenses of $40,851 and consulting fees in the amount of $262,001; financing expenses of $60,000.  The increase was due to the increase in financing expenses of $60,000 during the year ended March 31, 2014 compared to $-0- expense incurred in financing expenses for the year ended March 31, 2013.

Stock-based Compensation

Stock-based compensation for the year ended March 31, 2014 was $262,001, an increase of $64,501 or approximately 33% compared to non-cash compensation of $197,500 for the year ended March 31, 2013.  This increase was the result of more common stock issuances to outside consultants as payment for services rendered.

Depreciation, Depletion, and Amortization

Depreciation, Depletion, and Amortization were $63,046 for the year ended March 31, 2014 a decrease of $13,087 or approximately 17% compared to $76,133 for the year ended March 31, 2013, due to a slight decrease in the depletion allowance.

Gain on Sale of Property

During the year ended March 31, 2014, the Company did not sell any oil and gas properties.

Loss on Settlement of Debt

During the year ended March 31, 2014, the Company had a net loss on the settlement of debt in the amount of $57,050.

Interest Expense, net of Interest Income

Interest expense, net of interest income of $91,752 for the year ended March 31, 2014, a decrease of $34,388 or approximately 27%  compared to interest expense, net of $126,140 for the year ended March 31, 2013. This decrease is due to a reduction in the principal balances of notes payable during the year.

Net Loss

For the reasons stated above, our net loss for the year ended March 31, 2014, was $785,978 an increase of $36,664 or approximately 5% compared to a net loss of $749,314 during the year ended March 31, 2013.

Liquidity and Capital Resources

Going Concern

The March 31, 2014, financial statements have been prepared assuming the Company will continue as a going concern. However, the Company has incurred a loss of $30,823,588 from inception through March 31, 2014, and has a working capital deficiency of $275,768 and stockholders’ equity of $1,212,337, respectively, at March 31, 2014. The Company currently has minimal revenue generating operations and expects to incur substantial operating expenses in order to expand its business. As a result, the Company expects to incur operating losses for the foreseeable future.  The accompanying consolidated financial statements do not include any adjustments that might become necessary should the Company be unable to continue as a going concern.

Our cash and cash equivalents were $223,914 on March 31, 2014, compared to $129,931 on March 31, 2013. We met our liquidity needs through the issuance of our common stock, preferred stock, and notes payable for cash and from the revenue derived from our oil and gas operations.

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

Operating activities

Net cash used by operating activities for the year ended March 31, 2014 was $381,594, compared to $333,833 used in the year ended March 31, 2013.

The Company had a net loss of $785,978 for the year ended March 31, 2014, compared to a net loss of $749,314 for the year ended March 31, 2013.  Net accounts receivable for the year ended March 31, 2014 were $54,226 compared to $52,667 for the year ended March 31, 2013.

Investing activities

For the year ended March 31, 2014 we invested $119,400 for the purchase of the Moody and West Lease, Duval County, Texas.

Financing activities

Our financing activities for the year ended March 31, 2014 provided cash of $611,200 as compared to $345,000 for the year ended March 31, 2013. We plan to raise additional capital during the coming fiscal year.  Cash generated by financing activities primarily consisted of $350,000 from the issuance of Series B Preferred Stock and $300,000 from the issuance of Common Stock.

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

Purchase of Significant Equipment

During the twelve months ended March 31, 2014 and March 31, 2013, we used $0 for the purchase of equipment.

ITEM 8.   FINANCIAL STATEMENTS.

Our audited Financial Statements begin on page F-1.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

 Our principal executive and financial officers, after evaluating the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of March 31, 2012, have concluded that as of March 31, 2014, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is accumulated and communicated to our management, including our Chief Executive Officer, as appropriate to allow timely decisions regarding required disclosure, and (ii) is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms.

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

Our management assessed the effectiveness of our internal control over financial reporting as of March 31, 2014 based upon the criteria set forth in the Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

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

JILL ALLISON

Ms. Allison joined the Company as a Director in May 2009. She has over 20 years of diversified management experience in business development and technology commercialization. Prior to joining Avalon, Ms. Allison managed a technology strategy consulting practice with focus in the market convergence of physical and IT security industries. Her venture development background includes market leadership positions with Monsanto, Iridian Technologies, Pinkertons and Cylink Corporation. She holds a B.A. in Economics from Gustavus Adolphus College; a Master's in International Management (MIM) in Marketing from the American Graduate School of International Management (Thunderbird), Glendale, AZ; and an MBA in Strategic and Entrepreneurial Management from the Wharton School of the University of Pennsylvania, where she focused on strategic alliances and management of technology.

DOUGLAS BARTON

Mr. Barton has served as a Director of the Company since May 2009. From 1987 to the present, he has been the President and sole owner of Venture Communications, Inc., a private promotion, development, and marketing consulting firm. He has a B.S. degree in Economics/History from the University of Minnesota.

Rene Häusler

Mr. Häusler has served as a Director of the Company since August 2010.  He is a Political and Business  Consultant, is Chairman of the Board and Managing Director of all companies of the L’Avenir Group.  He also serves as Chairman of the Board of Bowl Construction AG , Member of the Board of ProgressNow!invest AG , a SIX-listed private equity investment company, and is a member of the Board of Directors of ThaiSwiss SME-Industrial Center Ltd ., Pranburi, Thailand, and of Sempre-Automaten AG and Theracon AG in Switzerland. His background includes Assistant to the Managerial Committee and Head of several departments for Bank Sogenal.  He also served as a member of the military-diplomatic Swiss delegation to the Neutral Nations Supervisory Commission (NNSC) in Korea, as liaison officer to the UN High Command and the Government of South Korea.  Mr. Häusler has a Master’s degree in history, political science and constitutional law from the University of Zurich/Switzerland. From 1995 – 1999 he was also a guest lecturer at the Chulalongkorn University in Bangkok (Thailand). He has published two books and numerous articles on political psychology, economy and stock markets.   Mr. Häusler is an experienced equity investment professional with a wide range of public company and private equity expertise in international markets for commodities, mineral exploration, biotechnology, and software.

The Company's Directors will serve in such capacity until the next annual meeting of the Company's shareholders and until their successors have been elected and qualified. There are no family relationships among the Company's officers and directors, nor are there any arrangements or understanding between any of the directors or officers of the Company or any other person pursuant to which any officer or director was or is to be selected as an officer or director. The Directors took action sixteen (16) times by written consent during the fiscal year ended March 31, 2014.

In 1999, the Board of Directors established a Compensation Committee. It is currently comprised of Messrs. Barton and Häusler. The Compensation Committee held one (1) meeting in fiscal 2014.

In May 2000, the Board of Directors established an Audit Committee. It is currently comprised of Messrs. Barton and Häusler. The Audit Committee held one (1) meeting in fiscal 2014.

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

ITEM 11.  EXECUTIVE COMPENSATION

The following table sets forth information concerning the compensation for services in all capacities rendered to us for the year ended March 31, 2014, of our Chief Executive Officer and our other executive officers.  We did not have any corporate officers whose annual compensation exceeded $100,000 in the fiscal year ended March 31, 2014.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($) (2)	Total ($)
Kent Rodriguez	2014	$48,000	$-	$-	$-	$-	$-	$40,000	$88,000	(2) (1)
CEO and President	2013	$48,000	$-	$-	$-	$-	$-	$40,000	$88,000	(2) (1)
	2012	$48,000	$-	$-	$-	$-	$-	$40,000	$88,000	(2) (1)

(1)  Mr. Rodriguez owns the 100 shares of Preferred Stock outstanding.  These shares pay an 8% dividend.  We paid Mr. Rodriguez $38,800 in 2014 and $34,700 in 2013.  The balance due Mr. Rodriguez as of March 31, 2014 is $41,950.

(2) In 2012, Mr. Rodriguez was under an employment agreement dated April 1, 2011 that expired on March 31, 2014, pursuant to which he was compensated at an annual rate of 48,000. The Company extended the agreement for another year. During the fiscal year ending March 31, 2014, we paid Mr. Rodriguez $42,400, and accrued $48,000. During the fiscal year ending March 31, 2013, we paid Mr. Rodriguez $46,750, and accrued $48,000, The balance due Mr. Rodriguez as of March 31, 2014 is $207,817.

Outstanding Equity Awards at Fiscal Year-End as of March 31, 2014

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
None	-	-	-	-	-	-	-	-	-

 Director Compensation

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Kent Rodriguez	$-	$-	$-	$-	$-	$-	$-
Jill Allison	$-	$6,000	$-	$-	$-	$-	$6,000
Douglas Barton	$-	$6,000	$-	$-	$-	$-	$6,000
Rene Häusler	$-	$6,000	$-	$-	$-	$-	$6,000

EMPLOYMENT AGREEMENTS

The Company has an employment agreement with its President.  The employment agreement provides for salaries and benefits.  In addition to salary and benefits provisions, the agreement includes defined commitments should the employer terminate the employee with or without cause.

KENT RODRIGUEZ

In 2013, Mr. Rodriguez was under an employment agreement dated April 1, 2011 that expired on March 31, 2014, pursuant to which he was compensated at an annual rate of 48,000. We extended this agreement for another year.  During the fiscal year ending March 31, 2014, we paid Mr. Rodriguez $42,400, and accrued $48,000.  During the fiscal year ending March 31, 2014, we paid Mr. Rodriguez $46,750, and accrued $48,000. The balance due Mr. Rodriguez as of March 31, 2014 is $207,817.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding ownership of our Common Stock as of March 31, 2014 by (i) each person known by us to be the beneficial owner of more than five (5%) percent of our outstanding Common Stock; (ii) each director of our Company; and (iii) all executive officers and directors of our Company as a group. As of March 31, 2014, we had a total of 11,658,062 common shares issued and outstanding.

Name of Beneficial Owner	Amount of and Nature Beneficial ownership	% of Outstanding Common stock
Kent Rodriguez (1)
310 Fourth Avenue South, Suite 7000
Minneapolis, MN 55415	7,909,742	40.04%

Douglas Barton
310 Fourth Avenue South, Suite 7000
Minneapolis, MN 55415	60,667	0.51%

Jill Allison
310 Fourth Avenue South, Suite 7000
Minneapolis, MN 55415	60,000	0.51%

Rene Häusler (2)
310 Fourth Avenue South, Suite 7000
Minneapolis, MN 55415	108,283	0.91%

Recon Technology, LTD.
King Long International Mansion
9 Fulin Road
Bejing, 100107 China	2,800,000	23.61%

CEDE & Co.
P.O. Box 222
Bowling Green Station	3,737,345	31.52%
New York, NY 10274 Maerki Baumann & Company AG (3) Dreikonigstrasse 6 CH -8002, Zurich, Switzerland	4,008,937	33.81%

(1)	Includes 7,905,375 shares of Common Stock issuable upon the conversion of 100 shares of Series A Preferred Stock.

(2)	Includes 13,334 shares owned by L’Avenir Finanz AG and 8,522 shares owned by Lawewa International LTD, affiliates of Mr. Häusler

(3)	Maerki Baumann & Company AG, holds the shares as custodian on behalf of seventeen (17) of their clients.

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

During the years ended March 31, 2014 and 2013, the Company incurred $40,000 in Class A preferred stock dividends, respectively. As of March 31, 2014, there is $41,950 in accrued preferred stock dividends payable.

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

Employment Agreements

KENT RODRIGUEZ

In 2013, Mr. Rodriguez was under an employment agreement dated April 1, 2011 that expired on March 31, 2014, pursuant to which he was compensated at an annual rate of 48,000. We extended this agreement for another year.  During the fiscal year ending March 31, 2014, we paid Mr. Rodriguez $42,400, and accrued $48,000.  During the fiscal year ending March 31, 2013, we paid Mr. Rodriguez $46,750, and accrued $48,000. The balance due Mr. Rodriguez as of March 31, 2014 is $207,817

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

1. AUDIT FEES.

Our audit fees for the years ended March 31, 2014 and 2013 were as follows:

2014	2013
$52,500	$52,500

2. TAX FEES.

Our tax return fees for the years ended March 31, 2014 and 2013 were as follows:

2014	2013
$-	$-

3. ALL OTHER FEES.

2014	2013
$-	$-

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibit Number	Description

3.1	Restated Articles of Incorporation (Incorporated by reference to Exhibit 3.1 to Registration Statement on Form SB-2, Registration No. 33-74240C).*
3.2	Restated Bylaws (Incorporated by reference to Exhibit 3.2 to Registration Statement on Form SB-2, Registration No. 33-74240C). *
3.3	Articles of Incorporation for the State of Nevada. (Incorporated by reference to Exhibit 2.2 to Form 10-KSB filed February 2000) *
3.4	Articles of Merger for the Colorado Corporation and the Nevada Corporation (Incorporated by reference to Exhibit 3.4 to Form 10-KSB filed February 2000) *
3.5	Bylaws of the Nevada Corporation (Incorporated by reference to Exhibit 3.5 to Form 10-KSB filed February 2000) *
4.1	Specimen of Common Stock (Incorporated by reference to Exhibit to Registration Statement on Form SB-2, Registration No. 33-74240C). *
10.1	Employment Agreement between the Company and Kent Rodriguez dated April 1, 2011 *
10.2	Promissory Note between the Company and Peter Messerli dated January 6, 2011, in the amount of $200.000 *
10.3	Promissory Note between the Company and Maerki Baumann & Company AG dated January 11, 2011, in the amount of $250,000 *
10.4 10.5	Promissory Note between the Company and Maerki Baumann & Company AG dated January 27, 2012, in the amount of $200,000 * Certificate of Designation Series B Preferred Stock *
31.1	Certification
32.1	Certification

* Incorporated by reference to a previously filed exhibit or report.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Avalon Oil & Gas, Inc.

Date: September 30, 2014	By:	/s/ Kent Rodriguez
Kent Rodriguez
Chief Executive Officer, President, Secretary and Principal Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Company in the capacities and on the dates indicated.

Date: September 30, 2014	By:	/s/ Kent Rodriguez
Kent Rodriguez
Chief Executive Officer, President, Secretary and Principal Financial Officer

Date: September 30, 2014	By:	/s/ Jill Allison
Jill Allison
Director

Date: September 30, 2014	By:	/s/ Douglas Barton
Douglas Barton
Director

Date: September 30, 2014	By:	/s/ Rene Häusler
Rene Häusler
Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee of the

Board of Directors and Stockholders

of Avalon Oil & Gas, Inc.

We have audited the accompanying consolidated balance sheets of Avalon Oil & Gas, Inc. (the “Company”) as of March 31, 2014 and 2013, and the related consolidated statements of operations, cash flows and changes in stockholders’ deficit for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company, as of March 31, 2014 and 2013, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Bernstein & Pinchuk llp

Bernstein & Pinchuk llp

New York, New York

September 30, 2014

Avalon Oil & Gas, Inc.
Consolidated Balance Sheets

	March 31, 2014	March 31, 2013

Assets

Current Assets:
Cash and cash equivalents	$223,914	$129,931
Accounts receivable, net of allowance for doubtful
accounts of $0 and $0	54,226	52,667
Notes receivable	15,714	12,148
Deposits and prepaid expenses	302,057	160,000
Receivables from joint interests, net of allowance
for doubtful accounts of $136,873 and $140,277	20,000	20,000

Total current assets	615,911	374,746

Notes receivable	2,857	12,857
Unproven oil & gas properties	1,867,183	1,867,183
Producing oil & gas properties, net	149,477	172,833
Intellectual property rights, net	95,815	138,402

Total Assets	$2,731,243	$2,566,021

The accompanying notes are an integral part of these financial statements.

Avalon Oil & Gas, Inc.
Consolidated Balance Sheets (Continued)

	March 31, 2014	March 31, 2013

Liabilities and Stockholders' Equity

Current Liabilities:
Accounts payable and accrued liabilities	579,536	630,674
Accrued payroll - related parties	207,817	202,217
Dividends payable	66,730	40,750
Accrued liabilities to joint interest	11,596	11,881
Notes payable - related party	26,000	21,000
Notes payable, net of discount	—	250,000
	—
Total current liabilities	891,679	1,156,522

Notes payable, net of discount	514,300	864,750
Accrued asset retirement obligation (ARO) liability	112,927	102,661

Total Liabilities	1,518,906	2,123,933

Commitments and contingencies

Stockholders' Equity

Preferred stock, authorized 1,000,000; $.10 par value
Preferred stock, Series A, $.10 par value, 1,000
shares authorized; 100 shares issued and outstanding
stated at redemption value, as of March 31, 2014 and	10	10
and March 31, 2013, respectively
Preferred stock, Series B, $.10 par value, 2,000
shares authorized; 1,300 shares and 150 shares issued and outstanding
stated at redemption value as of March 31, 2014 and	130	15
and March 31, 2013, respectively
Common stock, $.001 par value: 200,000,000 shares
authorized 11,658,062 and 6,208,062 shares issued and
outstanding at March 31, 2014 and March 31, 2013, respectively	11,659	6,209
Additional paid in capital	32,024,126	30,408,684
Accumulated deficit	(30,823,588)	(29,972,830)

Total Stockholders Equity	1,212,337	442,088

Total Liabilities and Stockholders' Equity	$2,731,243	$2,566,021

The accompanying notes are an integral part of these financial statements.

Avalon Oil & Gas, Inc.
Consolidated Statements of Operations

	For the year ended	For the year ended
	March 31, 2014	March 31, 2013

Oil & Gas Sales	$156,322	$163,574

Operating expenses:
Lease operating expense, severance taxes
and ARO accretion	134,033	124,902
Selling, general and administrative expenses	602,303	537,002
Depreciation, depletion, and amortization	63,046	76,133

Total operating expenses	799,382	738,037

Operating loss	(643,060)	(574,463)

Other income (expense):

Gain (Loss) on extinguishment of debt	5,884	—
Gain (Loss) on conversion of notes payable	(57,050)	(48,711)
Interest expense, net	(91,752)	(126,140)

Total other income (expense)	(142,918)	(174,851)

Loss before income tax	(785,978)	(749,314)

Provision for income taxes	—	—

Net loss	$(785,978)	$(749,314)

Preferred stock dividends	$(64,780)	$(40,000)

Net loss attributable to common shareholders	$(850,758)	$(789,314)

Net loss per share - basic and diluted	(0.085)	(0.227)

Weighted average shares outstanding - basic and diluted	10,009,185	3,474,245

The accompanying notes are an integral part of these financial statements.

Avalon Oil & Gas, Inc.
Consolidated Statement of Cash Flows

	For the year ended	For the year ended
	March 31, 2014	March 31, 2013

Cash flows from operating activities:
Net (loss)	$(785,978)	$(749,314)
Adjustments to reconcile net loss to net cash used
in operating activities:
Common stock issued for services	262,001	197,500
(Gain) on extinguishment of debt	(5,884)
Loss on conversion of debt	57,050	48,711
Accrued interest	—	—
Stock issued for reduction of interest on notes payable	—	2,409
Depreciation	—	1,033
Depletion	20,459	32,516
Depreciation and ARO liability	2,896	2,896
Amortization of discount on notes payable	—	29,069
Amortization of intangible assets	42,587	42,584
Net change in operating assets and liabilities:
Accounts receivable	(1,559)	(18,709)
Joint interest receivable	—	—
Prepaid expenses	—	48,703
Accounts payable and other accrued expenses	11,568	5,852
Dividends payable	—	5,300
Due to related party	5,000	6,000
Asset retirement obligation accretion	10,266	11,567

Net cash (used) in operating activities	(381,594)	(333,883)

Cash flows from investing activities:
Deposit on the purchase of additional assets	(142,057)	—
Principle payments received on notes receivable	6,434	4,281

Net cash provided in investing activities	(135,623)	4,281

Cash flows from financing activities:
Payments on notes payable	—	(100,000)
Proceeds from notes payable		145,000
Common stock issued for cash	300,000	150,000
Preferred stock B issued for cash	350,000	150,000
Dividends paid on preferred stock	(38,800)	—

Net cash provided in financing activities	611,200	345,000

The accompanying notes are an integral part of these financial statements.

Avalon Oil & Gas, Inc.
Consolidated Statement of Cash Flows (Continued)

	For the year ended	For the year ended
	March 31, 2014	March 31, 2013

Net (decrease) in cash and cash equivalents	93,983	15,398

Cash and cash equivalents at beginning of period	129,931	114,533

Cash and cash equivalents at end of period	$223,914	$129,931

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$72,000	$20,000
Taxes	$—	$—
Common stock issued in exchange for consulting
services	$262,001	$197,500
Common stock issued for conversion of note payable,
accrued interest, and assumption of debt	$109,007	$750
Gain (Loss) on extinguishment of debt	$5,884	$(48,711)
Preferred stock issued for conversion of notes payable,
accrued interest, and assumption of debt	$600,000	$—

The accompanying notes are an integral part of these financial statements.

AVALON OIL AND GAS, INC.
STATEMENT OF CHANGES IN SHAREHOLDERS' DEFICIT
(Restated to reflect June 2012 300 to 1 reverse stock split)

	Preferred Stock, Series A		Preferred Stock, Series B		Common Stock
							Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Par Value	Shares	Par Value	Shares	Par Value	Capital	Deficit	Equity
Balance at March 31, 2012	100	$ 10	150	$ 15	2,558,584	$ 2,559	$ 29,958,925	$ (29,223,516)	$ 737,993

Common stock issued for consulting services					1,341,617	1,342	196,158		197,500
Common stock issued for conversion of note payable and assumption of debt					891,195	891	105,019		105,910
Common stock issued for cash					1,500,000	1,500	148,500		150,000
Common stock cancelled and issued in error					(83,334)	(83)	82		(1)
Net loss								(749,314)	(749,314)
Balance at March 31, 2013	100	$ 10	150	$ 15	6,208,062	$ 6,209	$ 30,408,684	$ (29,972,830)	$ 442,088

Preferred stock issued for common stock			200	20	(2,000,000)	(2,000)	1,980		-
Preferred stock issued for conversion of notes payable			600	60			599,940		600,000
Preferred stock issued for cash			350	35			349,965		350,000
Common stock issued for conversion of note payable and assumption liabilities					1,050,000	1,050	107,957		109,007
Common stock issued for consulting services					3,100,000	3,100	258,900		262,000
Common stock issued for cash					3,300,000	3,300	296,700		300,000

Preferred Dividends								(64,780)	(64,780)
Net loss	-							(785,978)	(785,978)
Balance at March 31, 2014	100	$ 10	1,300	$ 130	11,658,062	$ 11,659	$ 32,024,126	$ (30,823,588)	$ 1,212,337

AVALON OIL & GAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MARCH 31, 2014 AND 2013

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

FOR THE YEARS ENDED MARCH 31, 2014 AND 2013

Principles of consolidation

The consolidated financial statements include the accounts of the Company and The Company’s subsidiary Oiltek, Inc. All significant inter-company items have been eliminated in consolidation.

Going Concern

The March 31, 2014, financial statements have been prepared assuming the Company will continue as a going concern. However, the Company has incurred a loss of $30,823,588 from inception through March 31, 2014, and has a working capital deficiency of $275,768 and stockholders’ equity of $1,212,337 as of March 31, 2014. The Company currently has minimal revenue generating operations and expects to incur substantial operating expenses in order to expand its business. As a result, the Company expects to incur operating losses for the foreseeable future.  The Company will continue to seek equity and debt financing to meet our operating losses. The accompanying consolidated financial statements do not include any adjustments that might become necessary should the Company be unable to continue as a going concern.

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

FOR THE YEARS ENDED MARCH 31, 2014 AND 2013

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

Accounts Receivable

Management periodically assesses the collectability of the Company's accounts receivable. Accounts determined to be uncollectible are charged to operations when that determination is made. The Company had an allowance for accounts receivable of $136,873 and $140,227 for the years ended March 31, 2014 and 2013.

Oil and Natural Gas Properties

The Company follows the full cost method of accounting for natural gas and oil properties.  Under the full cost concept, all costs incurred in acquiring, exploring, and developing properties cost center are capitalized when incurred and are amortized as mineral reserves in the cost center are produced, subject to a limitation that the capitalized costs not exceed the value of those reserves.  The unamortized costs relating to a property that is surrendered, abandoned, or otherwise disposed of are accounted for as an adjustment of accumulated amortization, rather than as a gain or loss that enters into the determination of net income, until all of the properties constituting the amortization base are disposed of, at which point gain or loss is recognized. all acquisition, exploration, and development costs are capitalized. The Company capitalizes all internal costs, including: salaries and related fringe benefits of employees directly engaged in the acquisition, exploration and development of natural gas and oil properties, as well as other identifiable general and administrative costs associated with such activities. During the years ended March 31, 2014 and 2013, no acquisition costs were capitalized.  Oil and natural gas properties are reviewed for recoverability at least annually or when events or changes in circumstances indicate that its carrying value may exceed future undiscounted cash inflows. As of March 31, 2014 and 2013, the Company had not identified any such impairment.

AVALON OIL & GAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MARCH 31, 2014 AND 2013

Other Property and Equipment

Other property and equipment is reviewed on an annual basis for impairment and as of March 31, 2014, the Company had not identified any such impairment. Repairs and maintenance are charged to operations when incurred and improvements and renewals are capitalized.

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

There were not any impairment losses for the fiscal years ended March 31, 2014 and 2013.

Should the sum of the expected cash flows be less than the carrying amount of assets being evaluated, an impairment loss would be recognized. The impairment loss would be calculated as the amount by which the carrying amount of the assets, exceed fair value. Estimated amortization of intangible assets over the next five years is as follows:

March 31,

2015	$42,584
2016	42,584
2017	10,647
$95,815

AVALON OIL & GAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MARCH 31, 2014 AND 2013

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

The Company records share-based compensation expense for awards granted to non-employees in exchange for services at fair value in accordance with the provisions of ASC 505-50, "Equity-based " payment to non-employees. For the awards granted to non-employees, the Company will record compensation expenses equal to the fair value of the share options at the measurement date, which is determined to be the earlier of the performance commitment date or the service completion date.

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

FOR THE YEARS ENDED MARCH 31, 2014 AND 2013

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

Impairment of long-lived assets is recognized when events or changes in circumstances indicate that the carrying amount of the asset or related group of assets may not be recoverable.  If the expected future undiscounted cash flows are less than the carrying amount of the asset, an impairment loss is recognized at that time.  Measurement of impairment may be based upon appraisal, market value of similar assets or discounted cash flows. There was no impairment for the fiscal year ended March 31, 2014 and 2013.

Recently Issued Accounting Pronouncements

As of September 30, 2014, the Financial Accounting Standards Board (“FASB”) has issued up to ASU 2014-15, which are not expected to have a material impact on the consolidated financial statements upon adoption.

AVALON OIL & GAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MARCH 31, 2014 AND 2013

NOTE 2:   RECEIVABLE FROM JOINT INTERESTS

The Company is the operator of certain wells acquired in the Expanded Bedford Agreement (see note 4).  Pursuant to a joint interest operating agreement (the “Joint Interest Agreement”), the Company charges the other owners of the Grace Wells for their pro-rata share of operating and workover expenses.  These receivables are carried on the Company’s balance sheet as Receivable from Joint Interests. At March 31, 2014 and 2013, the amount of these receivables is $156,873 and $160,227, respectively.  During the year ended March 31, 2013, the Company deemed the collectability of the receivable from joint interests in the amount of $136,873 and 140,227 respectively as unlikely.

NOTE 3: PROPERTY AND EQUIPMENT

A summary of property and equipment at March 31, 2014 and 2013 is as follows:

	March 31, 2014	March 31, 2013
Office Equipment	$41,778	$41,778
Leasehold improvements	-0-	-0-
	41,778	41,778
Less: Accumulated depreciation	(41,778)	(41,778)
Total	$-	$-

Depreciation expense for the years ended March 31, 2014 and 2013 was $ -0-.

AVALON OIL & GAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MARCH 31, 2014 AND 2013

NOTE 4: INTELLECTUAL PROPERTY RIGHTS

A summary of the intellectual property rights at March 31, 2014 and 2013, are as follows:

	March 31, 2014	March 31, 2013
Intelli-well	$425,850	$425,850
Less: accumulated amortization	(330,035)	(287,448)
Total	$95,815	$138,402

Amortization expense for the year ended March 31, 2014 and 2013 was $42,587 and $42,584, respectively.

AVALON OIL & GAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MARCH 31, 2014 AND 2013

NOTE 5: OIL AND GAS PROPERTY ACTIVITY

The table below shows the Company’s working interests in the Grace Wells as of March 31, 2014 and 2013:

Well	March 31, 2013 Working Interest	Additional Acquisition	March 31, 2014 Working Interest
Grace #1	65.25%	0%	65.25%
Grace #2	55.75%	0%	55.75%
Grace #3	64.00%	0%	64.00%
Grace #5A	52.00%	0%	52.00%
Grace #6	58.00%	0%	58.00%

Producing oil and gas properties consist of the following:

	March 31, 2014	March 31, 2013
Lincoln County, Oklahoma	$111,402	$111,402
Other properties, net	1,005,676	1,005,676
Asset retirement cost	40,572	43,468
Property impairments	(481,072)	(481,072)
Less: Depletion	(527,101)	(506,641)
Net	$149,477	$172,833

AVALON OIL & GAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MARCH 31, 2014 AND 2013

NOTE 6: ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consisted of the following:

	March 31, 2014	March 31, 2013
Accounts payable	$375,272	$388,438
Accrued interest	204,264	242,236
Total	$579,536	$630,674

NOTE 7: NOTES PAYABLE

	March 31, 2014	March 31, 2013
On May 8, 2006, the Company entered into a convertible note payable agreement with a shareholder in the amount of $100,000. The note carries an interest rate of 10% per annum and matures of November 8, 2006. The note holder has the right to convert the note and accrued interest at a rate of $0.01 per share. The value of this conversion feature was treated as a loan discount for the full $100,000 of the loan and was amortized to interest expense over the life of the loan. On May 8, 2007 the note was extended for one year. The conversion feature of the note was valued at $25,852 and was treated as a prepaid loan costs. The prepaid loan costs have been amortized over the life of the new note. On October 19, 2007, the note holder converted $30,000 of principal plus accrued interest of $16,152 for 1,350,000 shares of common stock. On November 30, 2007, the note holder converted $10,000 of principal for 950,000 shares of common stock. On January 31, 2008, the note holder converted $10,000 of principal and accrued interest of $600 for 1,250,000 shares of common stock. On February 29, 2008, the note holder converted $8,000 of principal for 1,250,000 shares of common stock. On March 31, 2008, the note holder converted $5,000 of principal for 1,250,000 shares of common stock. On March 31, 2008, the note holder converted $5,000 of principal for 1,250,000 shares of common stock. On June 6, 2008, the note holder converted $7,000 of principal and $1,372 of accrued interest for 1,550,000 shares of common stock. On June 23, 2008, the note holder converted $10,000 of principal and $395 of accrued interest for 1,500,000 shares of common stock. On October 15, 2008, the note holder converted $5,000 of principal and $10,000 of interest for 3,300,000 shares of common stock. On December 3, 2008, the note holder converted $3,000 of principal and $201 of interest for 2,000,000 shares of common stock. On February 24, 2009, the note holder converted $2,000 of principal and $167 of accrued interest into 4,000,000 shares of common stock During the three months ended September 30, 2009, the Company issued 33,000,000 shares for the conversion of $2,000 of principal and $367 of accrued interest on this note, and for other consideration. During the three months ended December 31, 2009, the Company issued 30,000,000 shares of common stock for the conversion of $1,000 principal and $361 of accrued interest on this note and for other considerations. During the period ended March 31, 2014, the Company issued 450,000 shares of common stock for the conversion of $450 principal. Interest in the amount of $410 and $201 was accrued on this note during the year ended March 31, 2014 and 2013, respectively. The maturity of this note has been extended until April 1, 2015.	$1,800	$2,250

AVALON OIL & GAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MARCH 31, 2014 AND 2013

On November 11, 2008, the Company issued a convertible promissory note to an investor in the amount of $30,000. The note carries an interest rate of 10% per annum and a maturity date of October 1, 2009. The note holder has the right to convert the note and accrued interest into shares of the Company’s common stock at a rate of $3.00 per share. The discount is being amortized to interest expense over the life of the note via the effective interest method. Interest in the amount of $3,000 and $3,000 was accrued on this note during the year ended March 31, 2014 and 2013, respectively. Accrued interest was $11,876 and $8,876 respectively at March 31, 2014 and 2013. The maturity of this note has been extended until April 1, 2015.	30,000	30,000

On December 22, 2008, the Company issued a promissory note to an investor in the amount of $150,000. This note carries an interest rate of 10% per annum and matures of December 15, 2009. In addition to the note payable, the Company issued 7,500,000 shares of common stock to the note holder. The shares are considered a discount to the note payable. At the time of the issuance of the shares to the note holder, the market price of the shares exceeded the fair value of the note payable; as a result the value of the discount was capped at the face value of the note, $150,000. The discount will be amortized to interest expense over the life of the note, 1 year, via the effective interest method. Interest in the amount of $15,000 and $15,000 was accrued on this note during the year ended March 31, 2014 and 2013, respectively. Accrued interest was $79,110 and $64,109 at March 31, 2014 and 2013 respectively. This note has been extended until April 1, 2015.	150,000	150,000

On December 31, 2008, the Company received a cash advance from an investor in the amount of $100,000. On January 1, 2009, the Company received an additional $50,000 and the Company entered into a note payable agreement in the amount of $150,000. The note bears interest at a rate of 10% per annum and matures on December 15, 2009. In additional to the note payable, the Company issued 7,500,000 shares of common stock to the note holder. The shares are considered a discount to the note payable. At the time of issuance of the shares to the note holders, the market price of the shares exceeded the fair value of the note payable; as a result the value of the discount was capped at the face value of the note, $150,000. The discount will be amortized over the life of the note via the effective interest method. Interest in the amount of $15,000 and $15,001 was accrued on this note during the year ended March 31, 2014 and 2013, respectively. Accrued interest was $78,123 and $63,123 at March 31, 2014 and 2013 respectively. This note has been extended until Apri1 1, 2015.	150,000	150,000

AVALON OIL & GAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MARCH 31, 2014 AND 2013

On January 27, 2009, the Company issued a promissory note to an investor in the amount of $50,000. The note carries an interest rate of 10% per annum and matures on December 15, 2009. In addition to the note payable, the Company issued 1,000,000 shares of common stock to the note holder. The shares are considered a discount to the note payable. The shares are value using the closing market price on the date the note was signed and have a value of $25,000. The discount will be amortized over the life of the note via the effective interest method. Interest in the amount of $5,000 and $5,000 was accrued on this note during the year ended March 31, 2014 and 2013, respectively. . Accrued interest was $20,863 and $25,863 at March 31, 2014 and 2013 respectively. This note has been extended until Apri1 1, 2015	50,000	50,000

On November 28, 2006, Oiltek, of which the Company has a majority interest in, issued a convertible note payable in the amount of $2,500. This note bears interest at a rate of 8% per annum and matures on October 1, 2007. The principal amount of the note and accrued interest are convertible into shares of the Company’s common stock at a price of $0.01 per share. A beneficial conversion feature in the amount of $2,500 was recorded as a discount to the note and was amortized to interest expense during the period ended December 31, 2006. Interest in the amount of $200 and $200 was accrued on this note during the twelve months ended March 31, 2014 and 2013, respectively. This note was extended its maturity date until April 1, 2015.	2,500	2,500

On November 28, 2006, Oiltek, of which the Company has a majority interest in, issued a convertible note payable in the amount of $5,000. This note bears interest at a rate of 8% per annum and matured on October 1, 2007. The principal amount of the note and accrued interest are convertible into shares of the Company’s common stock at a price of $0.01 per share. A beneficial conversion feature in the amount of $5,000 was recorded as a discount to the note and was amortized to interest expense during the period ended December 31, 2006. Interest in the amount of $400 and $400 was accrued on this note during the twelve months ended March 31, 2014 and 2013, respectively. This note was extended its maturity date until April 1, 2015.	5,000	5,000

AVALON OIL & GAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MARCH 31, 2014 AND 2013

On January 1, 2011 the Company issued a convertible note payable in the amount of $250,000. This note bears interest at a rate of 8% per annum and will mature on April 1, 2015. The principal amount of the note and accrued interest are convertible into shares of the Company’s common stock at a price of $0.01 per share. A beneficial conversion feature in the amount of $95,000 was recorded as a discount to the note and is being amortized to interest expense. A discount of $-0- and $94,050 was deducted for the years ended March 31, 2014 and 2013 respectively. Interest in the amount of $17,945 and $20,000 was accrued on this note during the twelve months ended March 31, 2014 and 2013, respectively. Accrued interest was 1,847 and $24,384 at March 31, 2014 and 2013 respectively as interest in the amount of $40,482 and $20,000 was paid through the years. In January of 2014 the Company exchanged 125 shares of class B preferred stock for $125,000 in principal. This note was extended its maturity date until April 1, 2015.	125,000	250,000

On January 1, 2011 the Company issued a convertible note payable in the amount of $200,000.  This note bears interest at a rate of 8% per annum and will mature on January 15, 2014.   The principal amount of the note and accrued interest are convertible into shares of the Company’s common stock at a price of $0.01 per share.  A beneficial conversion feature in the amount of $60,000 was recorded as a discount to the note and is being amortized to interest expense. A discount of $-0- and $59,400 was deducted for the years ended March 31, 2014 and 2013 respectively.  Interest in the amount of $16,000 and $16,000 was accrued on this note during the twelve months ended March 31, 2014 and 2013, respectively.  Accrued interest was $-0- and $35,507 at March 31, 2014 and 2013 respectively. In March of 2014 the Company exchanged 200 shares of class B preferred stock for $200,000 in principal and 600,000 shares of Common Stock for the payment of $51,507 in accrued interest.

	-0-	200,000

On January 27, 2012 the Company issued a convertible note payable in the amount of $200,000. This note bears interest at a rate of 8% per annum and will be matured on January 15, 2015. Interest in the amount of $12,713 and $15,298 was accrued on this note during the twelve months ended March 31, 2014 and 2013 respectively. Accrued interest was $-0- and $18,805 at March 31, 2014 and 2013 respectively. In January of 2014 the Company exchanged 200 shares of class B preferred stock for $200,000 in principal.	-0-	200,000

On December 3, 2012 the Company issued a promissory note to an investor in the amount of $75,000. The note carries an interest rate of 10% per annum and matures on January 15, 2015. Interest in the amount of $5,958 and $2,425 was accrued on this note during the year ended March 31, 2014 and 2013 respectively. Accrued interest was $2,500 and $2,425 at March 31, 2014 and 2013 respectively. In January of 2014 the Company exchanged 75 shares of class B preferred stock for $75,000 in principal.
	-0-	75,000
Total outstanding
	$514,300	$1,114,750

AVALON OIL & GAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MARCH 31, 2014 AND 2013

	Note	Unamortized	Net of
March 31, 2014:	Amount	Discounts	Discount
Notes payable – long-term portion	$514,300	$(0)	$514,300
Notes payable – current portion	-0-	(0)	-0-
Total	$514,300	$(0)	$514,300

	Note	Unamortized	Net of
March 31, 2013:	Amount	Discounts	Discount
Notes payable – long-term portion	$864,750	$(0)	$864,750
Notes payable – current portion	250,000	(0))	250,000
Total	$1,114,500	$(0)	$1,114,500

Minimum future principal payments under the note payable are due as follows during the years ended March 31:

2015	$-0-
2016	514,300
$514,300

NOTE 8: RELATED PARTY TRANSACTIONS

During the fiscal year ended March 31, 2014 and 2013 the president advanced the Company $5,000 and $6,000 respectively. The balance at March 31, 2014 and March 31, 2013 was $26,000 and $21,000 respectively.

AVALON OIL & GAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MARCH 31, 2014 AND 2013

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

During the years ended March 31, 2014 and 2013, the Company incurred $40,000 in Class A preferred stock dividends, respectively.

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

Employment Agreements

KENT RODRIGUEZ

During the years ended March 31, 2014 and March 2013, the Company charged to operations the amount of $48,000 in annual salary for Mr. Rodriguez, of which $42,400 and $46,750 was paid to him during the years ended March 31, 2014 and 2013, respectively.  As of March 31, 2014 and 2013, the balances of accrued and unpaid salaries were $207,817 and $202,217.

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

AVALON OIL & GAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MARCH 31, 2014 AND 2013

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Included in deferred tax assets are Federal and State net operating loss carryforwards of $30,823,588, which will expire beginning in 2028.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon our cumulative losses through March 31, 2014, we have provided a valuation allowance reducing the net realizable benefits of these deductible differences to $0 at March 31, 2014.  The amount of the deferred tax asset considered realizable could change in the near term if projected future taxable income is realized.  Due to significant changes in the Company's ownership, the Company's future use of its existing net operating losses may be limited.

A reconciliation between the actual income tax expense and income taxes computed by applying the statutory Federal and state income tax rates to income from continuing operations before income taxes is as follows:

	Twelve Months Ended March 31, 2014	Twelve Months Ended March 31, 2013
Computed “expected” income tax expense at approximately 34%	$(267,233)	$(254,767)
Change in valuation allowance	(267,233)	(254,767)
	$-	$-

NOTE 9: STOCKHOLDERS’ EQUITY

Preferred Stock

Series A Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock, par value $0.10 per share.  As of March 31, 2014 and 2013, the Company has 100 shares of Series A preferred stock issued and outstanding.

During the twelve months ended March 31, 2014 and 2013, the Company incurred $40,000 respectively in Series A preferred stock dividends, and paid $38,800 and $34,700 for the twelve months ended March 31, 2014 and 2013 respectively. As of March 31, 2014 and 2013, the accrued balance due Mr. Rodriguez was $41,950 and 40,750 respectively

The 100 shares of Series A Preferred Stock, issued to an officer/director as payment for $500,000 in promissory notes, are convertible into the number of shares of common stock sufficient to represent 40 percent (40%) of the fully diluted shares outstanding after their issuance. The Series A Preferred Stock pays an eight percent (8%) dividend. The dividends are cumulative and payable quarterly. The Series A Preferred Stock carries liquidating preference, over all other classes of stock, equal to the amount paid for the stock plus any unpaid dividends. The Series A Preferred Stock provides for voting rights on an "as converted to common stock" basis.

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

Series B Preferred Stock

In March, 2013, our Board of Directors authorized the issuance of 2,000 shares of Series B Preferred Stock (the "Series B Preferred Stock").  The face amount of share of the Series B Preferred Stock is $1,000.  As of March 31, 2014 and 2013, the Company has 1,300 and 150 shares of Series B preferred stock respectively issued and outstanding.

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

During the twelve months ended March 31, 2013 the Company sold 150 shares of Series B Preferred Stock to an accredited investor for $150,000.

In May of 2013 the Company sold 50 shares of Series B Preferred Stock to two accredited investors for $50,000.

In January of 2014 the Company exchanged 400 share Series B Preferred Stock for $400,000 of notes payable.

In March of 2014 the Company exchanged 200 share Series B Preferred Stock for $200,000 of notes payable.

In March of 2014 the Company exchanged 200 share Series B Preferred Stock for 2,000,000 shares of Common Stock.

In February 2014 we issued 300 Shares of Series B Preferred Stock to an accredited investor for $300,000.

During the twelve months ended March 31, 2014 and 2013, the Company incurred $24,780 and $-0- in dividends on Series B preferred stock.

Total dividends payable from both A and B preferred shares at March 31, 2014 and 2013 is $66,730 and $40,750 respectively.

AVALON OIL & GAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MARCH 31, 2014 AND 2013

Common Stock

On June 4, 2012 the Board of Directors approved an amendment to our Articles of Incorporation to a reverse split of the issued and outstanding shares of Common Stock of the Corporation (“Shares”) such that each holder of Shares as of the record date of June 4, 2012 shall receive one (1) post-split Share on the effective date of June 4, 2012 for each three hundred (300) Shares owned.  The reverse split was effective on July 23, 2012

The Company has authorized 200,000,000 shares of common stock with a par value of $0.001 per share.  As of March 31, 2014 and 2013, the Company has 6,208,062 and 2,558,584 shares of common stock issued and outstanding.

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

Common stock issuances during the year ended March 31, 2014:

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

FOR THE YEARS ENDED MARCH 31, 2014 AND 2013

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

On November 6, 2013, the Company issued 250,000 to a consultant, the value of these shares in the amount of $25,000, or $0.10 per share was charged to operations, and was valued at closing bid price of the Company's common stock on the date the Consulting Agreement was executed by the Company.

On March 25, 2014 the Company exchanged 2,000,000 shares of Common Stock for 200 shares of Series B Preferred Stock.

On March 31, 2014, the Company issued 600,000 shares of common stock for payment of accrued interest of $51,507.

On March 31, 2014 the Company issued 1,600,000 shares of common to a consultant, the value of these shares in the amount of $112,000, or $0.07 per share was charged to operations, and was valued at closing bid price of the Company's common stock on the date the Consulting Agreement was executed by the Company.

Options

There are no stock options outstanding.

AVALON OIL & GAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MARCH 31, 2014 AND 2013

Warrants

The following table summarizes the warrants outstanding and the related prices for the shares of the Company’s common stock issued to non-employees of the Company at March 31, 2014:

Warrants Outstanding			Warrants Exercisable
		Weighted Average			Weighted Average
Exercise	Number	Remaining Contractual	Weighted Average	Number	Remaining Contractual
Prices	Outstanding	Life (years)	Exercise Price	Exercisable	Life (years)

600.00	167	0.25	600	167	0.25
	167	0.25		167	0.25

Transactions involving warrants are summarized as follows:

	Number of Shares	Weighted Average Exercise Price Per Share
Outstanding at March 31, 2013	167	$600.00
Granted	-	-
Exercised	-	-
Cancelled or expired	-	-
Outstanding at March 31, 2014	167	$600.00

NOTE 10: TECHNOLOGY LICENSE AGREEMENTS

On July 12, 2006 UMTI entered into a technology license of a patented process for paraffin wax mitigation from crude oil using ultrasonic waves from the University of Wyoming. This license calls for an earned royalty of five percent on net sales of licensed technologies and services; twenty-five percent of all sublicense fees and revenues with an escalating minimum annual royalty which will be credited toward the total royalties due. During the year ended March 31, 2011, the Company determined that the UMTI license value was impaired, which resulted in the impairment expense of $534,711.  As of March 31, 2014, the Company has valued this technology at $0.

(See note 3.)

AVALON OIL & GAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MARCH 31, 2014 AND 2013

NOTE 11: EARNINGS PER SHARE

ASC 260-10-45 requires a reconciliation of the numerator and denominator of the basic and diluted earnings per share (EPS) computations. As the Company is in a loss position during the year ended March 31, 2014 and 2013, there is no dilutive effect included. The net loss per share was $0.085 and $0.227 for March 31, 2014 and 2013.

NOTE 12: COMMITMENTS AND CONTINGENCIES

Commitments and contingencies through the date of these financial statements were issued have been considered by the Company and none were noted which were required to be disclosed.

NOTE 13: ASC 932-235-55 SUPPLEMENTAL DISCLOSURES

Net Capitalized Costs

The Company's aggregate capitalized costs related to natural gas and oil producing activities are summarized as follows:

	March 31, 2014	March 31, 2013

Natural gas and oil properties and related equipment:
Proven	$1,157,650	$1,165,546
Unproven	1,867,183	1,867,183
Accumulated depreciation, depletion, and impairment	(1,008,173)	(987,713)
Net capitalized costs	$2,016,660	$2,040,016

Costs Incurred

Costs incurred in natural gas and oil property acquisition, exploration and development activities that have been capitalized are summarized as follows:

	March 31, 2014		March 31, 2013

Acquisition of properties	$	- 0 -	$	- 0 -
Development costs		- 0 -		- 0 -
Total costs incurred	$	- 0 -	$	- 0 -

AVALON OIL & GAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MARCH 31, 2014 AND 2013

Results of Operations for Natural Gas and Oil Producing Activities

The Company's results of operations from natural gas and oil producing activities are presented below for the fiscal years ended March 31, 2014 and 2013. The following table includes revenues and expenses associated directly with the Company's natural gas and oil producing activities. It does not include any interest costs and general and administrative costs and, therefore, is not necessarily indicative of the contribution to consolidated net operating results of the Company's natural gas and oil operations.

	March 31, 2014	March 31, 2013

Production revenues	$156,322	$163,574
Production costs	(134,033)	(124,902)
Impairment of property	-	-
Depreciation and depletion expense	(63,046)	(76,133)
	$(40,757)	$(37,461)
Imputed income tax provision (1)	-	-
Results of operation for natural gas / oil producing activity	$(40,757)	$(37,461)

(1)  The imputed income tax provision is hypothetical (at the statutory rate) and determined without regard to the Company's deduction for general and administrative expenses, interest costs and other income tax credits and deductions, nor whether the hypothetical tax provision will be payable.

AVALON OIL & GAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MARCH 31, 2014 AND 2013

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

Oil - bbls
Proved reserves:

Balance as of March 31, 2006	-

Purchase of reserves-in-place	29,815
Extensions and discoveries	-
Production	(1,043)
Balance as of March 31, 2007	28,772

Purchase of reserves-in-place	11,560
Extensions and discoveries	4,216
Change in estimates	(11,911)
Production	(3,504)
Balance as of March 31, 2008	29,133

Purchase of reserves-in-place	22,282
Extensions and discoveries	-
Change in estimates	-
Production	(5,768)
Balance as of March 31, 2009	45,647

Purchase of reserves-in-place	-
Extensions and discoveries	-
Change in estimates	-
Production	(22,514)
Balance as of March 31, 2010	23,133

Purchase of reserves-in-place	4,823
Extensions and discoveries	-
Change in estimates	-
Production	(5,291)
Balance as of March 31, 2011	22,665
Purchase of reserves-in-place	-
Extensions and discoveries	-
Change in estimates	4,506
Production	(2,439)
Balance as of March 31, 2012	24,732
Purchase of reserves-in-place	-
Extensions and discoveries	-
Change in estimates	2,873
Production	(2,290)
Balance as of March 31, 2013	25,315

AVALON OIL & GAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MARCH 31, 2014 AND 2013

Purchase of reserves-in-place	-
Extensions and discoveries	-
Change in estimates	7,736
Production	(3,979)
Balance as of March 31, 2014	29,072

AVALON OIL & GAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MARCH 31, 2014 AND 2013

Standardized Measure of Discounted Future Net Cash Flows

The following schedule presents the standardized measure of estimated discounted future net cash flows from the Company's proved reserves for the fiscal years ended March 31, 2014 and 2013. Estimated future cash flows are based on independent reserve data. Because the standardized measure of future net cash flows was prepared using the prevailing economic conditions existing at March 31, 2014 and 2013, it should be emphasized that such conditions continually change. Accordingly, such information should not serve as a basis in making any judgment on the potential value of the Company's recoverable reserves or in estimating future results of operations.

	March 31, 2014	March 31, 2013
Future production revenue	$1,126,270	$1,223,951
Future production costs	(566,261)	(755,467)
Future development costs	-	-
Future cash flows before income taxes	560,009	468,484
Future income tax	-	-
Future net cash flows	560,009	468,484
Effect of discounting future annual cash flows at 10%	(234,457)	(180,083)
Standard measure of discounted net cash flows	$325,552	$288,401

(1)  The weighted average oil wellhead price used in computing the Company's reserves were $93.51 per bbl and $94.99 per bbl at March 31, 2014 and 2013, respectively. The weighted average gas wellhead price used in computing the Company's reserves were $3.63 and $2.97/mmbtu at March 31, 2014 and 2013, respectively. The oil and gas pricing were calculated using the arithmetic average of the price on the first day of each month that was received for each property during the previous fiscal year.  These prices were held constant throughout the economic life of the properties.  Previous year run checks were used to determine the actual prices received.

The following schedule contains a comparison of the standardized measure of discounted future net cash flows to the net carrying value of proved natural gas and oil properties at March 31, 2014 and 2013:

	March 31, 2014		March 31, 2013
Standardized measure of discount future net cash flows	$325,552		$288,401

Proved natural oil and gas property, net of accumulated
depreciation, depletion, and amortization, including
impairment	149,478	7	186,167

Standardized measure of discount future net cash flows in
excess of net carrying value of proved natural oil and
gas properties	$176,075		$102,234

AVALON OIL & GAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MARCH 31, 2014 AND 2013

NOTE 14:  SUBSEQUENT EVENTS

On March 14, 2014, we filed an amendment with the Nevada Secretary of State increasing the dividend rate on the Series B Preferred Shares to nine percent (9.00%), effective on April 1, 2014 and changing the payment date to from January 15th of each year to April 1st. The next dividend payment on the Series B Preferred Stock will be on April 1, 2015

The Company has evaluated subsequent events through the issuance of the consolidated financial statements, no other subsequent events need to be disclosed other than the one disclosed above.