Form 10-K/A
period 2014-03-31
Avalon Oil & Gas, Inc.
filed 2014-09-30
CIK 918573

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

EXPLANATORY NOTE

The purpose of this amendment on Form 10-K/A to Avalon Oil & Gas' Annual Report on Form 10-K for the period ended March 31, 2014, filed with the Securities and Exchange Commission on September 30, 2014 is solely to furnish Exhibit 101 to the Form 10-K in accordance with Rule 405 of Regulation S-T.

No other changes have been made to the Form 10-K. This Amendment No. 1 to the Form 10-K speaks as of the original filing date of the Form 10-K, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-K.

Item 6. Exhibits

Set forth below is a list of the exhibits to this quarterly report on Form 10-K.

EXHIBIT NUMBER	DESCRIPTION
* 101.INS	XBRL Instance Document
* 101.SCH	XBRL Taxonomy Extension Schema
* 101.CAL	XBRL Taxonomy Extension Calculation Linkbase
* 101.DEF	XBRL Taxonomy Extension Definition Linkbase
* 101.LAB	XBRL Taxonomy Extension Label Linkbase
* 101.PRE	XBRL Taxonomy Extension Presentation Linkbase
** 31.1	Certification
** 32.1	Certification
* Furnished herewith
** Previously filed

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