Form 10-K/A
period 2014-03-31
Avalon Oil & Gas, Inc.
filed 2014-10-15
CIK 918573

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

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

This amendment is being filed to expand on events during March 2014 as well as subsequent to March 31, 2014.

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

On March 19, 2014, the Company formed Weyer Partners, LLC, a one hundred percent (100%) wholly owned a Minnesota Corporation. Weyer Partners, LLC, was formed to operate oil and gas properties in Oklahoma and Texas.

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

Avalon Oil & Gas, Inc.

Date: October 15, 2014	By:	/s/ Kent Rodriguez
Kent Rodriguez
Chief Executive Officer, President, Secretary and Principal Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Company in the capacities and on the dates indicated.

Date: October 15, 2014	By:	/s/ Kent Rodriguez
Kent Rodriguez
Chief Executive Officer, President, Secretary and Principal Financial Officer

Date: October 15, 2014	By:	/s/ Jill Allison
Jill Allison
Director

Date: October 15, 2014	By:	/s/ Douglas Barton
Douglas Barton
Director

Date: October 15, 2014	By:	/s/ Rene Häusler
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

Bernstein & Pinchuk llp

New York, New York

September 30, 2014 except for revised disclosures in Note 1, which is dated October 15, 2014

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

On March 19, 2014, the Company formed Weyer Partners, LLC, a one hundred percent (100%) wholly owned a Minnesota Corporation. Weyer Partners, LLC, was formed to operate oil and gas properties in Oklahoma and Texas. We expect operations in Weyer Partners, LLC to begin in November 2014.

AVALON OIL & GAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MARCH 31, 2014 AND 2013

Principles of consolidation

The consolidated financial statements include the accounts of the Company and The Company’s subsidiary Oiltek, Inc. All significant inter-company items have been eliminated in consolidation.

Revised disclosures

Subsequent to original issuance date, September 30, 2014, the following revised disclosures have been made:

Note 1- Nature of Operations; 1).on October 10, 2013 entered into agreement with IP Technology Exchanges, Inc. 2). on March 19, 2014, formed Weyer Partners, LLC to operate oil and gas properties in Oklahoma and Texas.

Note 14- Subsequent Events; 1). on May 9, 2014, formed AFS Holdings, Inc. 2). On September 29, 2014, acquired the assets of certain entities.

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

	March 31, 2014	March 31,2013

Production revenues	$156,322	$163,574
Production costs	(134,033)	(124,902)
Impairment of property	-	-
Depreciation and depletion expense	(63,046)	(76,133)
	$(40,757)	$(37,461)
Imputed income tax provision (1)	-	-
Results of operation for natural gas / oil producing activity	$(40,757)	$(37,461)

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

AVALON OIL & GAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MARCH 31, 2014 AND 2013

NOTE 14:  SUBSEQUENT EVENTS

On March 14, 2014, we filed an amendment with the Nevada Secretary of State increasing the dividend rate on the Series B Preferred Shares to nine percent (9.00%), effective on April 1, 2014 and changing the payment date to from January 15th of each year to April 1st. The next dividend payment on the Series B Preferred Stock will be on April 1, 2015

On May 9, 2014, the Company formed AFS Holdings, Inc., a one hundred percent (100%) wholly owned Nevada Corporation. AFS Holding, Inc., was formed to leverage the Company’s relationship with IP TechEx, and market technology licensed from IP TechEx.

On September 29, 2014 the Company acquired the assets of Kensington Energy Limited Partnership – 1985, Kensington Energy Limited Partnership – 1986, Kensington Energy Limited Partnership – 1987, Kensington Energy Company, Kensington Group Venture Kensington Group Venture I, Kensington Group Venture II, and Kensington Group Venture III for a combination of cash and debt. The assets are small fragmented working interests located in Arkansas, Oklahoma and Texas.

The following tabulation summarizes, by reserve category, the estimated net reserves of the Properties,

Reserve Classification	Net Gas (MCF)	Net Oil (BBL)
Kensington Group Venture	18,508	3,657
Kensington Energy	15,994	2,301
Total	34,502	5,958

The following tabulation summarizes the estimated future net revenue and present worth of the reviewed interests.

Reserve Classification	Estimated Future Net Revenue	Present Worth @ 8%
Kensington Group Venture	$242,805	$121,220
Kensington Energy	$147,186	$78,613
Total	$389,991	$199,833

The Company has evaluated subsequent events through the issuance of the consolidated financial statements, no other subsequent events need to be disclosed other than the events disclosed above.