Form 10-K/A
period 2014-03-31
Avalon Oil & Gas, Inc.
filed 2014-10-22
CIK 918573

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

 Amendment No. 3

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

Amendment Description

This amendment is being filed to correct the financial statements in our previous 10-K amendment. The previous amendment did not include all of the numbers for our Balance Sheet and Statement of Changes in Shareholders’ Deficit.

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

Date: October 21, 2014	By:	/s/ Kent Rodriguez
Kent Rodriguez
Chief Executive Officer, President, Secretary and Principal Financial Officer

Date: October 21, 2014	By:	/s/ Jill Allison
Jill Allison
Director

Date: October 21, 2014	By:	/s/ Douglas Barton
Douglas Barton
Director

Date: October 21, 2014	By:	/s/ Rene Häusler
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

F-2

Avalon Oil & Gas, Inc.
Consolidated Balance Sheets (Continued)

	March 31, 2014	March 31, 2013

Liabilities and Stockholders' Equity

Current Liabilities:
Accounts payable and accrued liabilities	579,536	630,674
Accrued payroll - related parties	207,817	202,217
Dividends payable	66,730	40,750
Accrued liabilities to joint interest	11,596	11,881
Notes payable - related party	26,000	21,000
Notes payable, net of discount	—	250,000
	—
Total current liabilities	891,679	1,156,522

Notes payable, net of discount	514,300	864,750
Accrued asset retirement obligation (ARO) liability	112,927	102,661

Total Liabilities	1,518,906	2,123,933

Commitments and contingencies

Stockholders' Equity

Preferred stock, authorized 1,000,000; $.10 par value:
Preferred stock, Series A, $.10 par value, 1,000 shares authorized; 100 shares issued and outstanding stated at redemption value, as of March 31, 2014 and March 31, 2013, respectively	500,000	500,000
Preferred stock, Series B, $.10 par value, 2,000 shares authorized; 1,300 shares and 150 shares issued and outstanding stated at redemption value as of March 31, 2014 and March 31, 2013, respectively	1,350,000	1,350,000
Common stock, $.001 par value: 200,000,000 shares authorized 11,658,062 and 6,208,062 shares issued and outstanding at March 31, 2014 and March 31, 2013, respectively	11,859	11,659
Additional paid in capital	30,238,066	30,224,266
Common stock subscribed	—	—
Accumulated deficit	(30,823,588)	(29,972,830)

Total Stockholders Equity	1,212,337	442,088

Total Liabilities and Stockholders' Equity	$2,731,243	$2,566,021

The accompanying notes are an integral part of these financial statements.

F-3

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

F-4

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

F-5

AVALON OIL AND GAS, INC.
STATEMENT OF CHANGES IN SHAREHOLDERS' DEFICIT
(Restated to reflect June 2012 300 to 1 reverse stock split)

	Preferred Stock, Series A			Preferred Stock, Series B			Common Stock

	Shares	Par Value	Additional Paid-in Capital	Shares	Par Value	Additional Paid-in Capital	Shares	Par Value	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’Equity
Balance at March 31, 2012	100	$ 10	$ 499,900	150	$ 15	$ 149,985	2,558,584	$ 2,559	$ 29,308,950	$ (29,223,516)	$ 587,993

Common stock issued for consulting services							1,341,617	1,342	196,158		223,000
Common stock issued for conversion of note payable and assumption of debt							891,195	891	105,019		80,409
Common stock issued for cash							1,500,000	1,500	148,500		150,000
Common stock cancelled and issued in error							(83,334)	(83)	82		-
Dividends declared on preferred stock											150,000
Net loss										(749,314)	(749,314)
Balance at March 31, 2013	100	$ 10	$ 499,990	150	$ 15	$ 149,985	6,208,062	$ 6,209	$ 29,758,709	$ (29,972,830)	$ 442,088

Preferred stock issued for common stock				200	20	199,980	(2,000,000)	(2,000)	(198,000)		-
Preferred stock issued for conversion of notes payable				600	60	599,940	—		—		600,000
Preferred stock issued for cash				350	35	349,965	—		—		350,000
Common stock issued for conversion of note payable and assumption liabilities							1,050,000	1,050	107,957		109,007
Common stock issued for consulting services							3,100,000	3,100	258,900		262,000
Common stock issued for cash							3,300,000	3,300	296,700		300,000

Preferred Dividends										(64,780)	(64,780)
Net loss	-									(785,978)	(785,978)
Balance at March 31, 2014	100	$ 10	$ 499,990	1,300	$ 130	$ 1,299,870	11,658,062	$ 11,659	$ 32,024,126	$ (30,823,588)	$ 1,212,337

F-6

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