Form 10-K/A
period 2014-03-31
Avalon Oil & Gas, Inc.
filed 2014-10-31
CIK 918573

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment #4

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

Yes ☐        No ☒

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

Amendment Description

This Amendment is being filed to correct the financial information in Amendment #3 that was inadvertently filed by the Company on October 22, 2014

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

Avalon Oil & Gas, Inc.

Date: October 31, 2014	By:	/s/ Kent Rodriguez
Kent Rodriguez
Chief Executive Officer, President, Secretary and Principal Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Company in the capacities and on the dates indicated.

Date: October 31, 2014	By:	/s/ Kent Rodriguez
Kent Rodriguez
Chief Executive Officer, President, Secretary and Principal Financial Officer

Date: October 31, 2014	By:	/s/ Jill Allison
Jill Allison
Director

Date: October 31, 2014	By:	/s/ Douglas Barton
Douglas Barton
Director

Date: October 31, 2014	By:	/s/ Rene Häusler
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