Form 10-Q
period 2014-06-30
Avalon Oil & Gas, Inc.
filed 2014-11-04
CIK 918573

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

____________

FORM 10-Q

____________

☒QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

11,858,062 shares of our common stock were issued and outstanding as of October 1, 2014.

Avalon Oil & Gas, Inc.
Consolidated Balance Sheets

	June 30, 2014	March 31, 2014
	(Unaudited)
Assets

Current Assets:
Cash and cash equivalents	$ 134,038	$ 223,914
Accounts receivable, net of allowance for doubtful
accounts of $0 and $0	56,094	54,226
Notes receivable	12,858	15,714
Deposits and prepaid expenses	279,400	302,057
Receivables from joint interests, net of allowance
for doubtful accounts of $133,428 and $136,872	20,000	20,000

Total current assets	502,390	615,911

Notes receivable	714	2,857
Property and equipment, net	21,524	-
Unproven oil & gas properties	1,867,183	1,867,183
Producing oil & gas properties, net	140,903	149,477
Intellectual property rights, net	85,166	95,815

Total Assets	$ 2,617,880	$ 2,731,243

The accompanying notes are an integral part of these financial statements.

3

Avalon Oil & Gas, Inc.
Consolidated Balance Sheets (Continued)

	June 30, 2014	March 31, 2014
	(Unaudited)
Liabilities and Stockholders' Equity

Current Liabilities:
Accounts payable and accrued liabilities	587,278	579,536
Accrued payroll - related parties	208,317	207,817
Dividends payable	72,107	66,730
Accrued liabilities to joint interest	10,785	11,596
Notes payable - related party	26,000	26,000
Notes payable, net of discount	464,300	-

Total current liabilities	1,368,787	891,679

Notes payable, net of discount	-	514,300
Accrued asset retirement obligation (ARO) liability	115,751	112,927

Total Liabilities	1,484,538	1,518,906

Commitments and contingencies

Stockholders' Equity
Preferred stock, authorized 1,000,000; $0.10 Par value
Preferred stock, Series A, $0.10 par value, 1,000
shares authorized; 100 shares issued and outstanding
as of June 30, 2014 and March 31, 2014, respectively	10	10
Preferred stock, Series B, $0.10 par value, 2,000
shares authorized; 1,350 and 1,300 shares issued and outstanding
as of June 30, 2014 and March 31, 2014, respectively	135	130
Common stock, $0.001 par value: 200,000,000 shares
authorized 11,858,062 and 11,658,062 shares issued and
outstanding at June 30, 2014 and March 31, 2014, respectively	11,859	11,659
Additional paid in capital	32,087,921	32,024,126
Accumulated deficit	(30,966,583)	(30,823,588)

Total Stockholders’ Equity	1,134,557	1,212,337

Total Liabilities and Stockholders' Equity	$ 2,617,880	$ 2,731,243

The accompanying notes are an integral part of these financial statements.

4

Avalon Oil & Gas, Inc.
Consolidated Statements of Operations

	For the three	For the three
	Months ended	Months ended
	June 30, 2014	June 30, 2013
	(Unaudited)	(Unaudited)

Oil & Gas Sales	$ 24,501	$ 19,068

Operating expenses:
Lease operating expense, severance taxes
and ARO accretion	19,547	19,727
Selling, general and administrative expenses	73,436	61,703
Stock based compensation	14,000	60,000
Depreciation, depletion, and amortization	19,632	14,426

Total operating expenses	126,615	155,856

Operating loss	(102,114)	(136,788)

Other income (expense):

Other miscellaneous income	10,100	-
Gain (Loss) on conversion of notes payable	-	(7,900)
Interest expense, net	(10,604)	(25,049)

Total other income (expense)	(504)	(32,949)

Loss before income tax	(102,618)	(169,737)

Provision for income taxes	-	-

Net Loss	$ (102,618)	$ (169,737)

Preferred stock dividends	$ (40,377)	$ (13,780)

Net loss attributable to common shareholders	$ (142,995)	$ (183,517)

Net loss per share - basic and diluted	(0.012)	(0.027)

Weighted average shares outstanding - basic and diluted	11,805,315	6,813,557

The accompanying notes are an integral part of these financial statements.

5

Avalon Oil & Gas, Inc.
Consolidated Statement of Cash Flows

	(Unaudited)	(Unaudited)
	For the three	For the three
	Months ended	Months ended
	June 30, 2014	June 30, 2013

Cash flows from operating activities:
Net (loss)	$ (102,618)	$ (169,737)
Adjustments to reconcile net loss to net cash used
in operating activities:
Common stock issued for services	14,000	60,000
Loss on conversion on notes payable	-	7,900
Depreciation	1,133	-
Depletion	7,850	3,781
Depreciation and ARO liability	724	724
Amortization of intangible assets	10,649	10,646
Net change in operating assets and liabilities:
Accounts receivable	(1,868)	9,681
Accounts payable and other accrued expenses	7,431	(35,209)
Asset retirement obligation	2,824	2,567

Net cash used in operating activities	(59,875)	(109,647)

Cash flows from investing activities:
Deposits on the purchase of assets	-	(40,700)
Principle payments received on notes receivable	4,999	3,576

Net cash provided by (used in) investing activities	4,999	(37,124)

Cash flows from financing activities:
Common stock issued for cash	-	300,000
Dividends paid	(35,000)	(12,000)
Preferred stock B issued for cash	-	50,000

Net cash provided by (used in) financing activities	(35,000)	338,000

The accompanying notes are an integral part of these financial statements.

6

Avalon Oil & Gas, Inc.
Consolidated Statement of Cash Flows (Continued)

	(Unaudited)	(Unaudited)
	For the three	For the three
	Months ended	Months ended
	June 30, 2013	June 30, 2012

Net (decrease) increase in cash and cash equivalents	(89,876)	191,229

Cash and cash equivalents at beginning of period	223,914	129,931

Cash and cash equivalents at end of period	$ 134,038	$ 321,160

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$ -	$ -
Taxes	$ -	$ -
Common stock issued in exchange for consulting
services	$ 14,000	$ 60,000
Preferred stock issued for conversion of note payable,
accrued interest, and assumption of debt	$ 50,000	$ 10,000
Gain (Loss) on extinguishment of debt	$ -	$ -

The accompanying notes are an integral part of these financial statements.

7

AVALON OIL & GAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For The Three Month Periods Ended June 30, 2014 and 2013

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

AVALON OIL & GAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For The Three Month Periods Ended June 30, 2014 and 2013

(Unaudited)

Principles of consolidation

The consolidated financial statements include the accounts of the Company and The Company’s subsidiary’s Oiltek, Inc., Weyer Partners, LLC, and AFS Holdings, Inc. All significant inter-company items have been eliminated in consolidation.

Basis of Preparation of Financial Statements

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q.  They do not include all of the information and footnotes required by Accounting Principles generally accepted accounting principles in United States America (“US GAAP”) for complete financial statements and related notes. The accompanying unaudited consolidated financial statements and related notes should be read in conjunction with the audited consolidated financial statements of the Company and notes thereto for the year ended March 31, 2014.

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (which include only normal recurring adjustments) necessary to present fairly the balance sheets of Avalon Oil and Gas Inc. and subsidiaries as of June 30, 2014 and the results of their operations for the three months ended June 30, 2014 and 2013, and cash flows for the three months ended June 30, 2014 and 2013 are not necessarily indicative of the results to be expected for the entire year.

Going Concern

The June 30, 2014, financial statements have been prepared assuming the Company will continue as a going concern. However, the Company has incurred a loss of $30,966,583 from inception through June 30, 2014, and has a working capital deficiency of $866,397 as of June 30, 2014. The Company currently has minimal revenue generating operations and expects to incur substantial operating expenses in order to expand its business. As a result, the Company expects to incur operating losses for the foreseeable future.  The Company will continue to seek equity and debt financing to meet our operating losses.  The accompanying consolidated financial statements do not include any adjustments that might become necessary should the Company be unable to continue as a going concern.

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

For The Three Month Periods Ended June 30, 2014 and 2013

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

Accounts Receivable

Management periodically assesses the collectability of the Company's accounts receivable. Accounts determined to be uncollectible are charged to operations when that determination is made. The Company had an allowance of $133,428 and $136,872 for accounts receivable from the joint working interests, respectively as of June 30, 2013 and March 31, 2014.

Oil and Natural Gas Properties

The Company follows the full cost method of accounting for natural gas and oil properties.  Under the full cost concept, all costs incurred in acquiring, exploring, and developing properties cost center are capitalized when incurred and are amortized as mineral reserves in the cost center are produced, subject to a limitation that the capitalized costs not exceed the value of those reserves.  The unamortized costs relating to a property that is surrendered, abandoned, or otherwise disposed of are accounted for as an adjustment of accumulated amortization, rather than as a gain or loss that enters into the determination of net income, until all of the properties constituting the amortization base are disposed of, at which point gain or loss is recognized. All acquisition, exploration, and development costs are capitalized. The Company capitalizes all internal costs, including: salaries and related fringe benefits of employees directly engaged in the acquisition, exploration and development of natural gas and oil properties, as well as other identifiable general and administrative costs associated with such activities.  During the three month periods ended June 30, 2014 and 2013, no acquisition costs were capitalized. Oil and natural gas properties are reviewed for recoverability at least annually or when events or changes in circumstances indicate that its carrying value may exceed future undiscounted cash inflows. As of June 30, 2014 and March 31, 2014, the Company had not identified any such impairment.

AVALON OIL & GAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For The Three Month Periods Ended June 30, 2014 and 2013

(Unaudited)

Other Property and Equipment

Other property and equipment is reviewed for recoverability when events or changes in circumstances indicate that its carrying value may exceed future undiscounted cash inflows. As of June 30, 2014 and 2013, the Company had not identified any such impairment. Repairs and maintenance are charged to operations when incurred and improvements and renewals are capitalized.

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

There was not any impairment loss for the three months ended June 30, 2014 and 2013.

Should the sum of the expected cash flows be less than the carrying amount of assets being evaluated, an impairment loss would be recognized. The impairment loss would be calculated as the amount by which the carrying amount of the assets, exceed fair value. Estimated amortization of intangible assets over the next five years is as follows:

June 30,

2014	$31,938
2015	42,584
2016	10,644
$85,166

AVALON OIL & GAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For The Three Month Periods Ended June 30, 2014 and 2013

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

For The Three Month Periods Ended June 30, 2014 and 2013

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

Impairment of long-lived assets is recognized when events or changes in circumstances indicate that the carrying amount of the asset or related group of assets may not be recoverable.  If the expected future undiscounted cash flows are less than the carrying amount of the asset, an impairment loss is recognized at that time.  Measurement of impairment may be based upon appraisal, market value of similar assets or discounted cash flows. There was no impairment for the three months ended June 30, 2014 and 2013.

Recently Issued Accounting Pronouncements

As of November 3, 2014, The FASB has issued up to ASU 2014-15, which is not expected to have a material impact on the consolidated financial statements upon adoption.

AVALON OIL & GAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For The Three Month Periods Ended June 30, 2014 and 2013

(Unaudited)

NOTE 2: RECEIVABLE FROM JOINT INTERESTS

The Company is the operator of certain wells acquired in the Expanded Bedford Agreement (see note 4). Pursuant to a joint interest operating agreement (the “Joint Interest Agreement”), the Company charges the other owners of the Grace Wells for their pro-rata share of operating and work over expenses.  These receivables are carried on the Company’s balance sheet as Receivable from Joint Interests. At June 30, 2014 and March 31, 2014 the Company deemed the collectability of the receivable from joint interests in the amount of $133,428 and 136,872 as unlikely.

NOTE 3: INTELLECTUAL PROPERTY RIGHTS

A summary of the intellectual property rights at June 30, 2014 and March 31, 2014, are as follows:

	June 30, 2014	March 31, 2014
	(Unaudited)
Ultrasonic Mitigation Technology	$425,850	$425,850
Less: accumulated amortization	(340,684)	(330,038)
Total	$85,166	$95,812

Amortization expense for the three months ended June 30, 2014 and 2013 was $10,646 and $10,646 respectively.

NOTE 4: OIL AND GAS PROPERTY ACTIVITY

The table below shows the Company’s working interests in the Grace Wells as of June 30, 2014.  There were not any additional acquisitions during the three month periods ended June 30, 2014.

Well	Working Interest
Grace #1	65.25%
Grace #2	55.75%
Grace #3	64.00%
Grace #5A	52.00%
Grace #6	58.00%

AVALON OIL & GAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For The Three Month Periods Ended June 30, 2014 and 2013

(Unaudited)

NOTE 4: OIL AND GAS PROPERTY ACTIVITY (Continued)

Producing oil and gas properties consist of the following at June 30, 2014 and March 31, 2014:

	June 30, 2014	March 31, 2014
	(Unaudited)
Lincoln County, Oklahoma	$111,402	$111,402
Other properties, net	1,005,676	1,005,676
Asset retirement obligation	39,848	40,572
Property impairments	(481,072)	(481,072)
Less: Depletion	(534,951)	(527,101)
Net	$140,903	$149,477

NOTE 5: ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consisted of the following:

	June 30, 2014	March 31, 2014
	(Unaudited)
Accounts payable	$374,839	$375,272
Accrued liabilities	212,439	204,264
Total	$587,278	$579,536

NOTE 6: NOTES PAYABLE

Notes Payable are summarized as follows:

Note
Amount
March 31, 2014:
Notes payable – long-term portion	$514,300
Notes payable – current portion	-0-
Total	$514,300

AVALON OIL & GAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For The Three Month Periods Ended June 30, 2014 and 2013

(Unaudited)

Note
Amount
June 30, 2014 (Unaudited):
Notes payable – long-term portion	$-0-
Notes payable – current portion	464,300
Total	$464,300

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

During the three June 30, 2014 and 2013, the Company incurred $10,000 and $10,000 respectively in Series A preferred stock dividends, and paid $19,000 and $12,000 for the three months ended June 30, 2014 and 2013 respectively. As of June 30, 2014 and March 31, 2014, the accrued balance due Mr. Rodriguez was $32,950 and 41,950 respectively.

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

AVALON OIL & GAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For The Three Month Periods Ended June 30, 2014 and 2013

(Unaudited)

Employment Agreements

KENT RODRIGUEZ

In 2009, Mr. Rodriguez, our President, was under an employment agreement dated April 1, 2008 that expires on March 31, 2016, pursuant to which he was compensated at an annual rate of $120,000. On April 1, 2011 Mr. Rodriguez voluntarily reduced his compensation to an annual rate of $48,000, subject to an increase by the Company’s Board of Directors.  The Company charged to operations the amount of $12,000 and $12,000 for the three month periods ended June 30, 2014 and 2013, of which $11,500 and $9,500 was paid to him during the three month periods ending June 30, 2014 and 2013, respectively.  As of June 30, 2014 and March 31, 2014, the balances of accrued and unpaid salaries were $208,317 and $207,817 respectively.

NOTE 8: INCOME TAXES

Deferred income taxes result from the temporary difference arising from the use of accelerated depreciation methods for income tax purposes and the straight-line method for financial statement purposes, and an accumulation of New Operating Loss carry-forwards for income tax purposes with a valuation allowance against the carry-forwards for book purposes.

In assessing the value of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Included in deferred tax assets are Federal and State net operating loss carry forwards of approximately $30,966,583, which will expire beginning in 2028.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon our cumulative losses through June 30, 2014, we have provided a valuation allowance reducing the net realizable benefits of these deductible differences to $0 at June 30, 2014.  The amount of the deferred tax asset considered realizable could change in the near term if projected future taxable income is realized.  Due to significant changes in the Company's ownership, the Company's future use of its existing net operating losses may be limited.

NOTE 9: STOCKHOLDERS' EQUITY

Series A Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock, par value $0.10 per share.  As of June 30, 2014, the Company has 100 shares of Series A preferred stock issued and outstanding.

During the three June 30, 2014 and 2013, the Company incurred $10,000 and $10,000 respectively in Series A preferred stock dividends, and paid $19,000 and $12,000 for the three months ended June 30, 2014 and 2013 respectively. As of June 30, 2014 and March 31, 2014, the accrued balance due Mr. Rodriguez was $32,950 and 41,950 respectively.

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

Series B Preferred Stock

In March, 2013, our Board of Directors authorized the issuance of 2,000 shares of Series B Preferred Stock (the "Series B Preferred Stock").  The face amount of share of the Series B Preferred Stock is $1,000.  As of June 30, 2014, the Company has 1,350 shares of Series B preferred stock issued and outstanding.

The Series B Preferred Stock accrues dividends at the rate of nine percent (9%) per annum on the original purchase price for the shares. These dividends are payable annually on April 1. We are prohibited from paying any dividends on our Common Stock until all accrued dividends are paid on our Series B Preferred Stock.  The Series B Preferred Stock ranks junior to the Series A Preferred Stock owned by our President and Chief Executive Officer, as to Dividends and to a distribution of assets in the event of a liquidation of assets.

The Holders of Series B Preferred Stock do not have any voting rights and their consent is not required to take any sort of corporate action.

During the three month period ended June 30, 2014, The Company issued 50 shares of Series B Preferred Stock to one accredited investors in exchange for a note payable in the amount of $50,000.

During the three month periods ended June 30, 2014 and 2013, the Company incurred $30,377 and $3,780 in dividends on Series B preferred stock.  The Company paid $16,000 and $-0- in dividends for the periods June 30, 2014 and 2013 respectively.

Total dividends payable from both A and B preferred shares at June 30, 2014 and March 31, 2014 is $72,107 and $66,730 respectively.

Common Stock

On April 25, 2014, the Company issued 200,000 shares of Common Stock to a consultant, the value of these shares in the amount of $14,000, or $0.02 per share was charged to operations, and was valued at closing bid price of the Company's common stock on the date the Consulting Agreement was executed by the Company.

There are no stock options outstanding.

AVALON OIL & GAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For The Three Month Periods Ended June 30, 2014 and 2013

(Unaudited)

Warrants

The following table summarizes the warrants outstanding and the related prices for the shares of the Company’s common stock issued to non-employees of the Company at June 30, 2014:

Warrants Outstanding				Warrants Exercisable
			Weighted Average			Weighted Average
Exercise		Number	Remaining Contractual	Weighted Average	Number	Remaining Contractual
Prices		Outstanding	Life (years)	Exercise Price	Exercisable	Life (years)

$ 600.00	.	167	0.25	$ 600.00	167	0.25
		167	0.25		167	0.25

Transactions involving warrants are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at March 31, 2014	167	$600.00
Granted	-	-
Exercised	-	-
Cancelled or expired	-	-
Outstanding at June 30, 2014	167	$600.00

NOTE 10: EARNINGS PER SHARE

ASC 260-10-45 requires a reconciliation of the numerator and denominator of the basic and diluted earnings per share (EPS) computations. As the Company is in a loss position during the three month periods ended June 30, 2014 and 2013 there is no dilutive effect included.

NOTE 11: COMMITMENTS AND CONTINGENCIES

Commitments and contingencies through the date of these financial statements were issued have been considered by the Company and none were noted which were required to be disclosed.

NOTE 12: SUBSEQUENT EVENTS

On September 26, 2014, the Company sold 175 shares of its Series B Preferred Stock to an accredited investor for $175,000

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

Acquisition Strategy

Our strategy is to acquire oil and gas producing properties that have proven reserves and established in-field drilling locations with a combination of cash, debt, and equity. We believe that acquisition of such properties minimizes our risk, allows us to generate immediate cash flow, and provides in-field drilling locations to expand production within the proven oil and gas fields. We will aggressively develop these low cost/low risk properties in order to enhance shareholder value. In addition, Avalon's technology group acquires oil production enhancing technologies. Through its strategic partnership with IP Technology Exchange, Inc.,  a transfer technology company, Avalon is building an asset portfolio of innovative technologies in the oil and gas industry to maximize enhancement opportunities at its various oil and gas properties.

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

GOING CONCERN

The June 30, 2014, financial statements have been prepared assuming the Company will continue as a going concern. However, the Company has incurred a loss of $30,966,583 from inception through June 30, 2014, and has a working capital deficiency of $866,397 as of June 30, 2014. The Company currently has minimal revenue generating operations and expects to incur substantial operating expenses in order to expand its business. As a result, the Company expects to incur operating losses for the foreseeable future.  The Company will continue so seek equity and debt financing to meet our operating losses.  The accompanying consolidated financial statements do not include any adjustments that might become necessary should the Company be unable to continue as a going concern.

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

Results of Operations

Three month periods ended June 30, 2014 compared to the three month period ended June 30, 2013:

Revenues

Revenues for the three months ended June 30, 2014 were $24,501, an increase of $5,433 or approximately 28 % compared to revenue of $19,068 for the three months ended June 30, 2013.  Revenues increased as a result of the increase in the market price of natural gas.

Lease Operating Expenses

During the three months ended June 30, 2014, our lease operating expenses were $19,547, a decrease of $180 or approximately 0.9% compared to $19,727 for the three months ended June 30, 2013.  The decrease was due to the workover expense incurred on the Company's properties in Miller County, Arkansas.

Selling, General, and Administrative Expenses

Selling, general and administrative expenses for the three months ended June 30, 2014 were $73,436, an increase of $11,733 or approximately 19% compared to selling, general and administrative expenses of $61,703 during the three months ended June 30, 2013.   Selling, general and administrative expenses for the three months ended June 30, 214 consisted primarily of payroll and related costs of $12,000, legal and accounting fees in the amount of $5,420, travel and entertainment expenses of $25,780, facilities costs in the amount of $3,000, and office expenses of $27,236.

 Stock Based Compensation

Non-cash compensation for the three months ended June 30, 2014 was $14,000, compared to non-cash compensation of $60,000 for the three months ended June 30, 2013, or a decrease of 46,000 or 77%.  This increase was the result of less common stock issuances for services rendered during the three month period ended June 30, 2014.

Depreciation, Depletion, and Amortization

Depreciation, Depletion, and Amortization was $19,632 for the three months ended June 30, 2014, a increase of $5,206 or approximately 36% compared to $14,426 for the three months ended June 30, 2013.

Interest Expense, net of Interest Income

Interest expense, net of interest income was $10,604 for the three months ended June 30, 2014, decrease of $14,445 compared to interest expense of $25,049 for the three months ended June 30, 2013. The decrease was due to a reduction in the Company’s short and long term debt.

Net Loss

Our net loss for the three months ended June 30, 2014 was $102,618 a decrease of $67,119 or approximately 40% compared to a net loss of $169,737, during the three months ended December 31, 2013.  The decrease was due to a decrease in stock based compensation and a reduction in amortization expense.

LIQUIDITY AND CAPITAL RESOURCES

The June 30, 2014, financial statements have been prepared assuming the Company will continue as a going concern. However, the Company has incurred a loss of $30,966,583 from inception through June 30, 2014, and has a working capital deficiency of $866,397 and stockholders’ equity of $1,133,341 as of June 30, 2014. The Company currently has minimal revenue generating operations and expects to incur substantial operating expenses in order to expand its business. As a result, the Company expects to incur operating losses for the foreseeable future.  The Company will continue to seek equity and debt financing to meet our operating losses.  The accompanying consolidated financial statements do not include any adjustments that might become necessary should the Company be unable to continue as a going concern.

Our cash and cash equivalents were $134,038 on June 30, 2014, compared to $223,914 on March 31, 2014. We met our liquidity needs through the issuance of our common and preferred stock for cash and the revenue derived from our oil and gas operations.

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

Investing activities

During the three months ended June 30, 2014, we invested $4,999 and increase of $1,423 compared to the three months ended June 30, 2013

Financing Activities

During the three months ended June 30, 2014, we received $-0- from the sale of common stock and preferred stock and incurred dividends on preferred stock of $35,000   During the three months ended June 30, 2013 we received $300,000 from the sale of common stock and $50,000 from the sale of Series B Preferred Stock

Operating activities

Our net loss for the three months ended June 30, 2014, was $102,618 a decrease of $67,119 or approximately 40% compared to a net loss of $169,737, during the three months ended June 30, 2013.  The decrease was due to a decrease in stock based compensation and a reduction in amortization expense.

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

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three month period ended June 30, 2014, The Company issued 50 shares of Series B Preferred Stock to one accredited investors in exchange for a note payable in the amount of $50,000.

On April 25, 2014, the Company issued 200,000 shares of Common Stock to a consultant, the value of these shares in the amount of $14,000, or $0.02 per share was charged to operations, and was valued at closing bid price of the Company's common stock on the date the Consulting Agreement was executed by the Company

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

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

Avalon Oil & Gas, Inc.

Date: November 4, 2014	By:	/s/ Kent Rodriguez
Kent Rodriguez
Chief Executive Officer
Chief Financial and Accounting Officer