Form 10-Q
period 2014-09-30
Avalon Oil & Gas, Inc.
filed 2015-05-18
CIK 918573

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

____________

FORM 10-Q

____________

☒QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes o No ☒

11,858,062 shares of our common stock were issued and outstanding as of November 15, 2014.

ITEM 1. Financial Statements

Avalon Oil & Gas, Inc.
Consolidated Balance Sheets
	As of September 30,	As of March 31,
	2014	2014
	(unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$164,720	$223,914
Accounts receivable, net of allowance for doubtful accounts of $0 and $0	62,033	54,226
Notes Receivable	12,143	15,714
Deposits and prepaid expenses	279,400	302,057
Receivables from joint interests, net of allowance for doubtful accounts of $133,428 and $136,872	20,000	20,000
Total Current Assets	538,296	615,911

Notes receivable	—	2,857
Property and equipment, net	20,390	—
Unproven oil & gas properties	1,867,183	1,867,183
Producing oil & gas properties	251,356	149,477
Intellectual property rights, net	74,522	95,815
TOTAL ASSETS	$2,751,747	$2,731,243

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$605,146	$579,536
Accrued payroll- related parties	209,367	207,817
Dividends payable	106,203	66,730
Accrued liabilities to joint interest	10,785	11,596
Notes payable- related party	26,000	26,000
Notes payable, net of discount	524,300	—
Total Current Liabilities	1,481,801	891,679

Notes payable, net of discount	—	514,300
Accrued asset retirement obligation (ARO) liability	118,574	112,927
TOTAL LIABILITIES	$1,600,375	$1,518,906

STOCKHOLDERS' EQUITY
Preferred Stock, Series A, ($0.1 par value) 1,000,000 shares authorized; 100 shares issued and outstanding stated at redemption value, as of September 30, 2014 and March 31, 2014, respectively	$10	$10
Preferred Stock, Series B, ($0.1 par value) 2,000 shares authorized; 1,525 and 1,300 shares issued and outstanding stated at redemption value, as of September 30, 2014 and March 31, 2014, respectively	153	130
Common Stock, ($0.001 par value) 200,000,000 shares authorized, 11,858,062 and 11,658,062 issued and outstanding at September 30, 2014 and March 31, 2014 and respectively	11,859	11,659
Additional Paid-in Capital	32,262,903	32,024,126
Accumulated deficit	(31,123,553)	(30,823,588)
Total Stockholders' Equity	$1,151,372	$1,212,337

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,751,747	$2,731,243

The Accompanying Notes are an Integral Part to These Financial Statements.

Avalon Oil & Gas, Inc.
Consolidated Statements of Operations

	Three Months Ended September 30,		Six Months Ended September 30,
	2014	2013	2014	2013
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Oil & Gas Sales	$38,433	$39,957	$62,934	$59,025

Operating expenses:
Lease operating expense, severance taxes and ARO accretion	19,246	40,123	38,793	59,850
Selling, general and administrative expenses	104,244	97,932	177,680	159,635
Stock based compensation	—	43,001	14,000	103,001
Depreciation, depletion, and amortization	20,600	16,620	40,232	31,046
Total operating expenses	144,090	197,676	270,705	353,532

Operating loss	(105,657)	(157,719)	(207,771)	(294,507)

Other income (expense):
Other miscellaneous income	—	—	10,100	—
Gain (Loss) on conversion of notes payable	—	(39,250)	—	(47,150)
Interest expense, net	(10,717)	(24,696)	(21,321)	(49,745)

Total other income (expense)	(10,717)	(63,946)	(11,221)	(96,895)

Loss before income tax	$(116,374)	$(221,665)	$(218,992)	$(391,402)
Provision for income taxes	—	—	—	—
Net Loss	$(116,374)	$(221,665)	$(218,992)	$(391,402)
Preferred stock dividends	$(40,596)	$(14,000)	$(80,973)	$(27,780)
Net loss attributable to common shareholders	$(156,970)	$(235,665)	$(299,965)	$(419,182)
Net loss per share- basic and diluted	(0.013)	(0.022)	(0.025)	(0.048)

Weighted average shares outstanding- basic and diluted	11,858,062	10,690,127	11,831,832	8,700,685

The Accompanying Notes are an Integral Part to These Financial Statements.

Avalon Oil & Gas, Inc.
Consolidated Statement of Cash Flows

	Six Months Ended September 30,
	2014	2013
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net (Loss)	$(218,992)	$(391,402)
Adjustments to reconcile net Income to net cash (used in) provided by operating activities:
Common stock issued for services	14,000	103,001
Loss on conversion on notes payable	—	47,150
Depreciation	2,267	—
Depletion	16,673	10,475
Depreciation and ARO liability	1,448	724
Amortization of intangible assets	21,294	21,294
Net change in operating assets and liabilities:
Accounts receivable	(7,807)	25,152
Accounts payable and other accrued expenses	26,348	(46,443)
Due to related party	—	5,000
Asset retirement obligation	5,647	5,133
Net cash used in operating activities	(139,122)	(219,916)

CASH FLOWS FROM INVESTING ACTIVITIES
Deposit on the purchase of additional assets	—	(119,400)
Acquisition of oil producing assets	(120,000)	—
Principal payments received on notes receivable	6,428	1,147
Net cash used in investing activities	(113,572)	(118,253)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable	60,000	—
Common stock issued for cash	—	300,000
Dividends paid	(41,500)	(24,300)
Preferred stock B issued for cash	175,000	50,000
Net cash provided by financing activities	193,500	325,700

Net (Decrease) in cash and cash equivalents	(59,194)	(12,469)
Cash and cash equivalents at beginning of period	223,914	129,931

Cash and cash equivalents at end of period	$164,720	$117,462

Supplemental Disclosures of cash flow information
Cash paid during the period for:
Interest	$—	$—
Taxes	$—	$—
Common stock issued in exchange for consulting services	$14,000	$35,000
Preferred stock issued for conversion of note payable, accrued interest, and assumption of debt	$50,000	$10,000

The Accompanying Notes are an Integral Part to These Financial Statements.

AVALON OIL & GAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For The Three and Six Month Periods Ended September 30, 2014 and 2013

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

On June 4, 2012 the Board of Directors approved an amendment to our Articles of Incorporation to a reverse split of the issued and outstanding shares of Common Stock of the Corporation (“Shares”) such that each holder of Shares as of the record date of June 4, 2012 shall receive one (1) post-split Share on the effective date of June 4, 2012 for each three hundred (300) Shares owned.  The reverse split was effective on July 23, 2012.   On September 28, 2012, we held a special meeting of Avalon’s shareholders and approved an amendment to the Company’s Articles of Incorporation such that the Company would be authorized to issue up to 200,000,000 shares of common stock.  We filed this amendment with the Nevada Secretary of State on April 10, 2013.

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

On October 10, 2013, the Company entered into a Technology Scouting Agreement with IP Technology Exchange, Inc. ("IP TechEx"), to identify potential technology acquisition and licensing opportunities.  Our alliance with IP TechEx will enable us to develop a portfolio of new and innovative technologies.

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

On September 29, 2014 the Company acquired the assets of Kensington Energy Limited Partnership – 1985, Kensington Energy Limited Partnership – 1986, Kensington Energy Limited Partnership – 1987, Kensington Energy Company, Kensington Group Venture, Kensington Group Venture I, Kensington Group Venture II, and Kensington Group Venture III, for a combination of cash and debt.

AVALON OIL & GAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For The Three and Six Month Periods Ended September 30, 2014 and 2013

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

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (which include only normal recurring adjustments) necessary to present fairly the balance sheets of Avalon Oil and Gas Inc. and subsidiaries as of September 30, 2014 and the results of their operations for the three and six months ended September 30, 2014 and 2013, and cash flows for the six months ended September 30, 2014 and 2013 are not necessarily indicative of the results to be expected for the entire year.

Going Concern

The September 30, 2014, financial statements have been prepared assuming the Company will continue as a going concern. However, the Company has incurred a loss of $31,123,553 from inception through September 30, 2014, and has a working capital deficiency of $943,505 and stockholders’ equity of $1,151,372 as of September 30, 2014. The Company currently has minimal revenue generating operations and expects to incur substantial operating expenses in order to expand its business. As a result, the Company expects to incur operating losses for the foreseeable future.  The Company will continue to seek equity and debt financing to meet our operating losses.  The accompanying consolidated financial statements do not include any adjustments that might become necessary should the Company be unable to continue as a going concern.

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

For The Three and Six Month Periods Ended September 30, 2014 and 2013

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

Accounts Receivable

Management periodically assesses the collectability of the Company's accounts receivable. Accounts determined to be uncollectible are charged to operations when that determination is made. The Company had an allowance of $133,428 and $136,873 for accounts receivable from the joint working interests, respectively as of September 30, 2014 and March 31, 2014.

Oil and Natural Gas Properties

The Company follows the full cost method of accounting for natural gas and oil properties.  Under the full cost concept, all costs incurred in acquiring, exploring, and developing properties cost center are capitalized when incurred and are amortized as mineral reserves in the cost center are produced, subject to a limitation that the capitalized costs not exceed the value of those reserves.  The unamortized costs relating to a property that is surrendered, abandoned, or otherwise disposed of are accounted for as an adjustment of accumulated amortization, rather than as a gain or loss that enters into the determination of net income, until all of the properties constituting the amortization base are disposed of, at which point gain or loss is recognized. All acquisition, exploration, and development costs are capitalized. The Company capitalizes all internal costs, including: salaries and related fringe benefits of employees directly engaged in the acquisition, exploration and development of natural gas and oil properties, as well as other identifiable general and administrative costs associated with such activities.  During the three month and six month periods ended September 30, 2014 and 2013, no acquisition costs were capitalized. Oil and natural gas properties are reviewed for recoverability at least annually or when events or changes in circumstances indicate that its carrying value may exceed future undiscounted cash inflows. As of September 30, 2014 and March 31, 2014, the Company had not identified any such impairment.

AVALON OIL & GAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For The Three and Six Month Periods Ended September 30, 2014 and 2013

(Unaudited)

Other Property and Equipment

Other property and equipment is reviewed for recoverability when events or changes in circumstances indicate that its carrying value may exceed future undiscounted cash inflows. As of September 30, 2014 and 2013, the Company had not identified any such impairment. Repairs and maintenance are charged to operations when incurred and improvements and renewals are capitalized.

Other property and equipment are stated at cost. Depreciation is calculated using the straight-line method for financial reporting purposes and accelerated methods for tax purposes.

Their estimated useful lives are as follows:

Office Equipment:  5-7 Years

Vehicles: 5 years

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

There was not any impairment loss for the six months ended September 30, 2014 and 2013.

Should the sum of the expected cash flows be less than the carrying amount of assets being evaluated, an impairment loss would be recognized. The impairment loss would be calculated as the amount by which the carrying amount of the assets, exceed fair value. Estimated amortization of intangible assets over the next five years is as follows:

September 30,
2014	$21,294
2015	42,584
2016	10,644
$74,522

AVALON OIL & GAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For The Three and Six Month Periods Ended September 30, 2014 and 2013

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

For The Three and Six Month Periods Ended September 30, 2014 and 2013

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

Impairment of long-lived assets is recognized when events or changes in circumstances indicate that the carrying amount of the asset or related group of assets may not be recoverable.  If the expected future undiscounted cash flows are less than the carrying amount of the asset, an impairment loss is recognized at that time.  Measurement of impairment may be based upon appraisal, market value of similar assets or discounted cash flows. There was no impairment for the three and six months ended September 30, 2014 and 2013.

Recently Issued Accounting Pronouncements

As of May 14, 2015, The FASB has issued up to ASU 2015-07, which are not expected to have a material impact on the consolidated financial statements upon adoption.

AVALON OIL & GAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For The Three and Six Month Periods Ended September 30, 2014 and 2013

(Unaudited)

NOTE 2: RECEIVABLE FROM JOINT INTERESTS

The Company is the operator of certain wells acquired in the Expanded Bedford Agreement (see note 4). Pursuant to a joint interest operating agreement (the “Joint Interest Agreement”), the Company charges the other owners of the Grace Wells for their pro-rata share of operating and work over expenses.  These receivables are carried on the Company’s balance sheet as Receivable from Joint Interests. At September 30, 2014 and March 31, 2014 the Company deemed the collectability of the receivable from joint interests in the amount of $133,428 and 136,872 as unlikely.

NOTE 3: INTELLECTUAL PROPERTY RIGHTS

A summary of the intellectual property rights at September 30, 2014 and March 31, 2014, are as follows:

	September 30, 2014	March 31, 2014
	(Unaudited)
Ultrasonic Mitigation Technology	$425,850	$425,850
Less: accumulated amortization	(351,328)	(330,035)
Total	$74,522	$95,815

Amortization expense for the three and six months ended September 30, 2014 and 2013 was $10,646 and $21,294 respectively.

NOTE 4: OIL AND GAS PROPERTY ACTIVITY

The table below shows the Company’s working interests in the Grace Wells as of September 30, 2014.  There were not any additional acquisitions during the three and nine month periods ended September 30, 2014.

Well	Working Interest
Grace #1	65.25%
Grace #2	55.75%
Grace #3	64.00%
Grace #5A	52.00%
Grace #6	58.00%

AVALON OIL & GAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For The Three and Six Month Periods Ended September 30, 2014 and 2013

(Unaudited)

NOTE 4: OIL AND GAS PROPERTY ACTIVITY (Continued)

Producing oil and gas properties consist of the following at September 30, 2014 and March 31, 2014:

	September 30, 2014	March 31, 2014
	(Unaudited)
Lincoln County, Oklahoma	$111,402	$111,402
Other properties, net	1,125,676	1,005,676
Asset retirement obligation	39,124	40,572
Property impairments	(481,072)	(481,072)
Less: Depletion	(543,774)	(527,101)
Net	$251,356	$149,477

NOTE 5: ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consisted of the following:

	September 30, 2014	March 31, 2014
	(Unaudited)
Accounts payable	$381,917	$375,272
Accrued liabilities	223,229	204,264
Total	$605,146	$579,536

NOTE 6: NOTES PAYABLE

Notes Payable are summarized as follows:

	September 30, 2014	March 31, 2014
	(Unaudited)
Notes payable - long-term portion	$0	$514,300
Notes payable - current portion	524,300	0
Total	$524,300	$514,300

AVALON OIL & GAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For The Three and Six Month Periods Ended September 30, 2014 and 2013

(Unaudited)

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

During the three and six months ended September 30, 2014 and 2013, the Company incurred $10,000 and $20,000 in Series A preferred stock dividends, paid $6,500 and $12,300 for the three months ended September 30, 2014 and 2013, and paid $ 25,500 and $24,300 for the six months ended September 30, 2014 and 2013. As of September 30, 2014 and March 31, 2014, the accrued balance due Mr. Rodriguez was $36,450 and 41,950 respectively.

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

AVALON OIL & GAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For The Three and Six Month Periods Ended September 30, 2014 and 2013

(Unaudited)

Employment Agreements

KENT RODRIGUEZ

In 2009, Mr. Rodriguez, our President, was under an employment agreement dated April 1, 2008 that expires on March 31, 2016, pursuant to which he was compensated at an annual rate of $120,000. On April 1, 2011 Mr. Rodriguez voluntarily reduced his compensation to an annual rate of $48,000, subject to an increase by the Company’s Board of Directors.  The Company charged to operations the amount of $12,000 and $24,000 for the three and six month periods ended September 30, 2014 and 2013, of which $10,950 and $22,450 was paid to him during the three month and six month periods ending September 30, 2014, and $10,800 and $19,800 during the three and six month periods ending September 30, 2013 respectively.  As of September 30, 2014, and March 31, 2014, the balances of accrued and unpaid salaries were $209,367 and $207,817.

NOTE 8: INCOME TAXES

Deferred income taxes result from the temporary difference arising from the use of accelerated depreciation methods for income tax purposes and the straight-line method for financial statement purposes, and an accumulation of New Operating Loss carry-forwards for income tax purposes with a valuation allowance against the carry-forwards for book purposes.

In assessing the value of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Included in deferred tax assets are Federal and State net operating loss carry forwards of approximately $31,123,553, which will expire beginning in 2028.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon our cumulative losses through September 30, 2014, we have provided a valuation allowance reducing the net realizable benefits of these deductible differences to $0 at September 30, 2014.  The amount of the deferred tax asset considered realizable could change in the near term if projected future taxable income is realized.  Due to significant changes in the Company's ownership, the Company's future use of its existing net operating losses may be limited.

NOTE 9: STOCKHOLDERS' EQUITY

Series A Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock, par value $0.10 per share.  As of September 30, 2014, the Company has 100 shares of Series A preferred stock issued and outstanding.

During the three and six months September 30, 2014 and 2013, the Company incurred $10,000 and $20,000 respectively in Series A preferred stock dividends, and paid $6,500 and $12,300 for the three months ended September 30, 2014 and 2013 respectively, and paid $ 25,500 and $24,300 for the six months ended September 30, 2013 and 2012 respectively. As of September 30, 2014 and March 31, 2014, the accrued balance due Mr. Rodriguez was $36,450 and 41,950 respectively.

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

Series B Preferred Stock

In March, 2013, our Board of Directors authorized the issuance of 2,000 shares of Series B Preferred Stock (the "Series B Preferred Stock").  The face amount of share of the Series B Preferred Stock is $1,000.  As of September 30, 2014, the Company has 1,525 shares of Series B preferred stock issued and outstanding.

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

During the three month period ended September 30, 2014, the Company issued 175 shares of Series B Preferred Stock to one accredited investor for 175,000.

During the six month period ended September 30, 2014, the Company issued 50 shares of Series B Preferred Stock to one accredited investor in exchange for a note payable in the amount of $50,000.

During the three month periods ended September 30, 2014 and 2013, the Company incurred $30,377 and $4,000 in dividends and $44,973 and $7,780 for the six month periods ended September 30, 2013 and 2014, respectively on Series B preferred stock.  The Company did not pay any dividends for the three month periods ended September 30, 2014 and 2013 and paid 16,000 and $ 3,780 in dividends for the six month period September 30, 2014 and 2013 respectively.

Total dividends payable from both A and B preferred shares at September 30, 2014 and March 31, 2014 were $106,203 and $66,730 respectively.

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

AVALON OIL & GAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For The Three Month and six Periods Ended September 30, 2014 and 2013

(Unaudited)

Warrants

The following table summarizes the warrants outstanding and the related prices for the shares of the Company’s common stock issued to non-employees of the Company at September 30, 2014:

Warrants Outstanding			Warrants Exercisable
		Weighted Average			Weighted Average
Exercise	Number	Remaining Contractual	Weighted Average	Number	Remaining Contractual
Prices	Outstanding	Life (years)	Exercise Price	Exercisable	Life (years)

$ 600.00	167	0.25	$ 600.00	167	0.25
	167	0.25		167	0.25

Transactions involving warrants are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at March 31, 2014	167	$600.00
Granted	-	-
Exercised	-	-
Cancelled or expired	-	-
Outstanding at September 30, 2014	167	$600.00

NOTE 10: EARNINGS PER SHARE

ASC 260-10-45 requires a reconciliation of the numerator and denominator of the basic and diluted earnings per share (EPS) computations. As the Company is in a loss position during the three and six month periods ended September 30, 2014 there is no dilutive effect included.

NOTE 11: COMMITMENTS AND CONTINGENCIES

Commitments and contingencies through the date of these financial statements were issued have been considered by the Company and none were noted which were required to be disclosed.

NOTE 12: SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the issuance of the consolidated financial statements and no subsequent event is identified.

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

On June 4, 2012 the Board of Directors approved an amendment to our Articles of Incorporation to a reverse split of the issued and outstanding shares of Common Stock of the Corporation (“Shares”) such that each holder of Shares as of the record date of June 4, 2012 shall receive one (1) post-split Share on the effective date of June 4, 2012 for each three hundred (300) Shares owned.  The reverse split was effective on July 23, 2012.   On September 28, 2012, we held a special meeting of Avalon’s shareholders and approved an amendment to the Company’s Articles of Incorporation such that the Company would be authorized to issue up to 200,000,000 shares of common stock.  We filed this amendment with the Nevada Secretary of State on April 10, 2013.

 Acquisition Strategy

Our strategy is to acquire oil and gas producing properties that have proven reserves and established in-field drilling locations with a combination of cash, debt, and equity. We believe that acquisition of such properties minimizes our risk, allows us to generate immediate cash flow, and provides in-field drilling locations to expand production within the proven oil and gas fields. We will aggressively develop these low cost/low risk properties in order to enhance shareholder value. In addition, Avalon's technology group acquires oil production enhancing technologies. Through its strategic partnership with IP Technology Exchange, Inc., a transfer technology company, Avalon is building an asset portfolio of innovative.

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

GOING CONCERN

The September 30, 2014, financial statements have been prepared assuming the Company will continue as a going concern. However, the Company has incurred a loss of $31,123,553 from inception through September 30, 2014, and has a working capital deficiency of $943,505 and stockholders’ equity of $1,151,372 as of September 30, 2014. The Company currently has minimal revenue generating operations and expects to incur substantial operating expenses in order to expand its business. As a result, the Company expects to incur operating losses for the foreseeable future.  The Company will continue to seek equity and debt financing to meet our operating losses.  The accompanying consolidated financial statements do not include any adjustments that might become necessary should the Company be unable to continue as a going concern.

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

Results of Operations

Three and six month periods ended September 30, 2014 compared to the three and six month periods ended September 30, 2013:

Revenues

Revenues for the three months ended September 30, 2014 were $38,433, a decrease of $1,524 or approximately 4% compared to revenue of $39,957 for the three months ended September 30, 2013.  Revenues decreased as a result of a lower market price of oil.

Revenues for the six months ended September 30, 2013 were $62,934, an increase of $3,909 or approximately 7 % compared to revenue of $ 59,025 for the six months ended September 30, 2013.  Revenues increased as a result of the higher market price for natural gas.

Lease Operating Expenses

During the three months ended September 30, 2014, our lease operating expenses were $19,246, a decrease of $19,547 or approximately 49% compared to $40,123 for the three months ended September 30, 2013.  The decrease was due to less workover expenses incurred on the Company's properties in Miller County, Arkansas.

During the six months ended September 30, 2014, our lease operating expenses were $38,793, a decrease of $21,057 or approximately 35% compared to $59,850 for the six months ended September 30, 2013. The decrease was due to less workover expenses incurred on the Company's properties in Miller County, Arkansas.

Selling, General, and Administrative Expenses

Selling, general and administrative expenses for the three months ended September 30, 2014 were $104,244, an increase of $6,312 or approximately 6% compared to selling, general and administrative expenses of $97,932 during the three months ended September 30, 2013.   Selling, general and administrative expenses for the three months ended September 30, 2014 consisted primarily of payroll and related costs of $12,000; legal and accounting fees in the amount of $48,349; travel and entertainment expenses of $13,524; office expenses of $25,202; facilities costs in the amount of $3,000; and investor relations costs of $2,169.

Selling, general and administrative expenses for the six months ended September 30, 2014 were $177,680, an increase of $18,045 or approximately 11% compared to selling, general and administrative expenses of $159,635 during the six months ended September 30, 2013.   Selling, general and administrative expenses for the six months ended September 30, 2014 consisted primarily of payroll and related costs of $24,000; legal and accounting fees in the amount of $53,769; travel and entertainment expenses of $40,489; office expenses of $50,461; facilities costs in the amount of $6,000; and investor relations costs of $2,961.

 Stock Based Compensation

There was not any non-cash compensation for the three months ended September 30, 2014, compared to non-cash compensation of $43,001 for the three months ended September 30, 2013.

Non-cash compensation for the six months ended September 30, 2014 was $14,000, compared to non-cash compensation of $103,001 for the six months ended September 30, 2013, or a decrease of 89,001 or 86%.  This decrease was due to less common stock issuances for services rendered during the six month period ended September 30, 2014.

Depreciation, Depletion, and Amortization

Depreciation, Depletion, and Amortization was $20,600 for the three months ended September 30, 2014, an increase of $3,980 or approximately 24% compared to $16,620 for the three months ended September 30, 2013.  Depreciation increased as a result of the acquisition of the Kensington Energy Assets.

Depreciation, Depletion, and Amortization was $40,232 for the six months ended September 30, 2014, an increase of $9,186 or approximately 30% compared to $31,046 for the six months ended September 30, 2013. Depreciation increased as a result of the acquisition of the Kensington Energy Assets.

Interest Expense, net of Interest Income

Interest expense, net of interest income was $10,717 for the three months ended September 30, 2014, a decrease of $13,979, or approximately 57% compared to $24,696 for the three months ended September 30, 2013.

Interest expense, net of interest income was $21,321 for the six months ended September 30, 2014, a decrease of $28,424 or approximately 57% compared to $49,745 for the six months ended September 30, 2013.

Net Loss

Our net loss for the three months ended September 30, 2014, was $116,374 a decrease of $105,291 or approximately 48% compared to a net loss of $221,665, during the three months ended September 30, 2013. The decrease was due to a decrease in stock based compensation and workover expenses incurred.

Our net loss for the six months ended September 30, 2014, was $218,992 a decrease of $172,410 or approximately 44% compared to a net loss of $391,402, during the six months ended September 30, 2013. The decrease was due to a decrease in stock based compensation and workover expenses incurred.

LIQUIDITY AND CAPITAL RESOURCES

The September 30, 2014, financial statements have been prepared assuming the Company will continue as a going concern. However, the Company has incurred a loss of $31,123,553 from inception through September 30, 2014, and has a working capital deficiency of $943,505 and stockholders’ equity of $1,151,372 as of September 30, 2014. The Company currently has minimal revenue generating operations and expects to incur substantial operating expenses in order to expand its business. As a result, the Company expects to incur operating losses for the foreseeable future.  The Company will continue to seek equity and debt financing to meet our operating losses.  The accompanying consolidated financial statements do not include any adjustments that might become necessary should the Company be unable to continue as a going concern.

Our cash and cash equivalents were $164,720 on September 30, 2014, compared to $223,914 on March 31, 2014. We met our liquidity needs through the issuance of our common and preferred stock for cash and the revenue derived from our oil and gas operations.

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

Investing activities

During the six months ended September 30, 2014, we invested $113,572 and increase of $4,681 compared to the six months ended September 30, 2013.

Financing Activities

During the six months ended September 30, 2014, we received $ 175,000 from the sale of preferred stock, borrowed $60,000 and incurred dividends on preferred stock of $41,500. During the six months ended September 30, 2013 we received $300,000 from the sale of common stock and $50,000 from the sale of Series B Preferred Stock and incurred dividends on preferred stock of $24,300.

Operating activities

Our net loss for the three months ended September 30, 2014, was $116,374 a decrease of $105,291 or approximately 48% compared to a net loss of $221,665, during the three months ended September 30, 2013. The decrease was due to a decrease in stock based compensation and workover expenses incurred.

Our net loss for the six months ended September 30, 2014, was $218,992 a decrease of $172,410 or approximately 44% compared to a net loss of $391,402, during the six months ended September 30, 2013. The decrease was due to a decrease in stock based compensation and workover expenses incurred.

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

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On April 25, 2014, the Company issued 200,000 shares of Common Stock to a consultant, the value of these shares in the amount of $14,000, or $0.02 per share was charged to operations, and was valued at closing bid price of the Company's common stock on the date the Consulting Agreement was executed by the Company

During the three month period ended June 30, 2014, The Company issued 50 shares of Series B Preferred Stock to one accredited investor in exchange for a note payable in the amount of $50,000.

During the three month period ended September 30, 2014, The Company issued 175 shares of Series B Preferred Stock to one accredited investor for $175,000.

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

Avalon Oil & Gas, Inc.

Date: May 18, 2015	By:	/s/ Kent Rodriguez
Kent Rodriguez
Chief Executive Officer
Chief Financial and Accounting Officer