Form 10-Q
period 2014-12-31
Avalon Oil & Gas, Inc.
filed 2015-07-02
CIK 918573

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

____________

FORM 10-Q

____________

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31 2014

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes  o No o

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-Accelerated Filer	☐	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒

16,548,062 shares of our common stock were issued and outstanding as of June 1, 2015.

Table of Contents

		Page
PART I FINANCIAL INFORMATION

Item 1.	Financial Statements	2
	Consolidated Balance Sheets as of December 31, 2014 (Unaudited) and March 31, 2014	2
	Consolidated Statements of Operations for the Three months ended December 31, 2014 and 2013 (Unaudited) Consolidated Statements of Operations for the Nine Months Ended December 31, 2014 and 2013 (Unaudited)	4
	Consolidated Statements of Cash Flows for the Nine Months Ended December 31, 2014 and 2013 (Unaudited)	5
	Notes to Consolidated Financial Statements	7

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operation	19
Item 3.	Qualitative and Quantitative Disclosures About Market Risk	24
Item 4.	Controls and Procedures	24

PART II OTHER INFORMATION
Item 1.	Legal Proceedings	25
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	25
Item 3.	Defaults upon Senior Securities	25
Item 4.	Mine Safety Disclosures	25
Item 5.	Other Information	25
Item 6.	Exhibits and Reports on Form 8-K	26
Signatures		27

-1-

Avalon Oil & Gas, Inc.
Consolidated Balance Sheets

	(Unaudited)
	December 31, 2014	March 31, 2014

Assets

Current Assets:
Cash and cash equivalents	$118,249	$223,914
Accounts receivable, net of allowance for doubtful
accounts of $0 and $0	63,413	54,226
Notes receivable	11,429	15,714
Deposits and prepaid expenses	312,733	302,057
Receivables from joint interests, net of allowance
for doubtful accounts of $131,236 and $136,872	20,000	20,000

Total current assets	525,824	615,911
Prepaid expenses	64,546	—
Notes receivable	—	2,857
Property and equipment, net	19,258	—
Unproven oil & gas properties	1,867,183	1,867,183
Producing oil & gas properties, net	238,006	149,477
Intellectual property rights, net	63,878	95,815

Total Assets	$2,778,695	$2,731,243

Liabilities and Stockholders' Equity

Current Liabilities:
Accounts payable and accrued liabilities	537,512	579,536
Accrued payroll - related parties	207,367	207,817
Dividends payable	139,641	66,730
Accrued liabilities to joint interest	10,567	11,596
Notes payable - related party	26,000	26,000
Notes payable, net of discount	374,300	—

Total current liabilities	1,295,387	891,679

Notes payable, net of discount	—	514,300
Accrued asset retirement obligation (ARO) liability	121,397	112,927

Total Liabilities	1,416,784	1,518,906

Commitments and contingencies

Stockholders' Equity

Preferred stock, authorized 1,000,000; $0.1 par value
Preferred stock, Series A, $0.10 par value, 1,000 shares authorized; 100 shares issued and outstanding stated at redemption value, as of December 31, 2014 and March 31, 2014 respectively.	10	10
Preferred stock, Series B, $0.10 par value, 2,000 shares authorized; 1,540 and 1,300 shares issued and outstanding stated at redemption value as of December 31, 2014 and March 31, 2014, respectively.	154	130
Common stock, $.001 par value: 200,000,000 shares authorized 14,508,062 and 11,658,062 shares issued and outstanding at December 31, 2014 and March 31, 2014, respectively	14,508	11,659
Additional paid in capital	32,407,753	32,024,126
Accumulated deficit	(31,060,514)	(30,823,588)

Total Stockholders Equity	1,361,911	1,212,337

Total Liabilities and Stockholders' Equity	$2,778,695	$2,731,243

The accompanying notes are an integral part of these financial statements.

-2-

Avalon Oil & Gas, Inc.
Consolidated Statements of Operations

	For the three Months ended December 31, 2014	For the three Months ended December 31, 2013
	(Unaudited)	(Unaudited)

Oil & Gas Sales	$46,991	$34,944

Operating expenses:
Lease operating expense, severance taxes
and ARO accretion	39,467	10,695
Selling, general and administrative expenses	67,469	84,224
Stock based compensation	2,121	47,000
Depreciation, depletion, and amortization	24,403	16,995

Total operating expenses	133,460	158,914

Operating loss	(86,469)	(123,970)

Other income (expense):

Other miscellaneous income	—	—
Gain (Loss) on extinguishment of notes payable	207,500	(9,900)
Interest expense, net	(11,054)	(24,731)

Total other income (expense)	196,446	(34,631)

Income (loss) before income tax	109,977	(158,601)

Provision for income taxes	—	—

Net income (loss)	$109,977	$(158,601)

Preferred stock dividends	$(46,938)	$(14,000)

Net income (loss) attributable to common shareholders	$63,039	$(172,601)

Net loss per share - basic	0.005	(0.015)
Net loss per share - diluted	0.005	—

Weighted average shares outstanding - basic	12,343,932	11,308,388
Weighted average shares outstanding - diluted	22,015,973	—

The accompanying notes are an integral part of these financial statements.

-3-

Avalon Oil & Gas, Inc.
Consolidated Statements of Operations

	For the nine Months ended December 31, 2014	For the nine Months ended December 31, 2013
	(Unaudited)	(Unaudited)

Oil & Gas Sales	$109,925	$93,969

Operating expenses:
Lease operating expense, severance taxes
and ARO accretion	78,260	70,545
Selling, general and administrative expenses	245,149	243,859
Stock based compensation	16,121	150,001
Depreciation, depletion, and amortization	64,635	48,041

Total operating expenses	404,165	512,446

Operating loss	(294,240)	(418,477)

Other income (expense):

Other miscellaneous income	10,100	—
Gain (Loss) on extinguishment of notes payable	207,500	(57,050)
Interest expense, net	(32,375)	(74,476)

Total other income (expense)	185,225	(131,526)

Loss before income tax	(109,015)	(550,003)

Provision for income taxes	—	—

Net Loss	$(109,015)	$(550,003)

Preferred stock dividends	$(127,911)	$(41,780)

Net loss attributable to common shareholders	$(236,926)	$(591,783)

Net loss per share - basic and diluted	(0.020)	(0.062)

Weighted average shares outstanding - basic and diluted	12,003,153	9,578,644

The accompanying notes are an integral part of these financial statements.

-4-

Avalon Oil & Gas, Inc.
Consolidated Statement of Cash Flows

	(Unaudited)	(Unaudited)
	For the nine Months ended December 31, 2014	For the nine Months ended December 31, 2013

Cash flows from operating activities:
Net (loss)	$(109,015)	$(550,003)
Adjustments to reconcile net loss to net cash used
in operating activities:
Stock issued for services	16,121	150,001
Common stock issued for licenses	15,000
(Gain) Loss on extinguishment on notes payable	(207,500)	57,050
Stock issued for reduction of interest on notes payable	90,000	—
Depreciation	3,399	—
Depletion	29,299	16,103
Depreciation and ARO liability	2,172	2,172
Amortization of intangible assets	31,937	31,938
Net change in operating assets and liabilities:
Accounts receivable	(9,187)	18,934
Accounts payable and other accrued expenses	(43,503)	33,805
Due to related party	—	5,000
Asset retirement obligation	8,470	7,700

Net cash (used) in operationg activities	(172,807)	(227,300)

Cash flows from investing activities:
Deposit on the purchase of additional assets	22,657	(119,400)
Acquisition of oil producing assets	(120,000)	—
Acquisition of property and equipment	(22,657)
Principal payments received on notes receivable	7,142	6,434

Net cash provided in investing activities	(112,858)	(112,966)

Cash flows from financing activities:
Proceeds from notes payable	60,000	—
Common stock issued for cash	—	300,000
Dividends paid	(55,000)	(28,300)
Preferred stock B issued for cash	175,000	50,000

Net cash provided in financing activities	180,000	321,700

The accompanying notes are an integral part of these financial statements.
-5-
Avalon Oil & Gas, Inc.
Consolidated Statement of Cash Flows (Continued)

	(Unaudited)	(Unaudited)
	For the nine	For the nine
	Months ended	Months ended
	December 31, 2014	December 31, 2013

Net (decrease) in cash and cash equivalents	(105,665)	(18,566)

Cash and cash equivalents at beginning of period	223,914	129,931

Cash and cash equivalents at end of period	$118,249	$111,365

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$—	$—
Taxes	$—	$—
Common stock issued in exchange for consulting services	$99,000	$150,001
Common stock issued in exchange for licenses	$15,000	$—
Common stock issued for extinguishment of note payable,
accrued interest, and assumption of debt	$32,500	$—
Preferred stock issued in exchange for consulting services	$15,000	$—
Preferred stock issued for extinguishment of note payable, accrued interest, and assumption of debt	$50,000	$57,500

The accompanying notes are an integral part of these financial statements.
-6-

AVALON OIL & GAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For The Three and Nine Month Periods Ended December 31, 2014 and 2013

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

For The Three and Nine Month Periods Ended December 31, 2014 and 2013

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

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (which include only normal recurring adjustments) necessary to present fairly the balance sheets of Avalon Oil and Gas Inc. and subsidiaries as of December 31, 2014 and the results of their operations for the three and nine months ended December 31, 2014 and 2013, and cash flows for the nine months ended December 31, 2014 and 2013 are not necessarily indicative of the results to be expected for the entire year.

Going Concern

The December 31, 2014, financial statements have been prepared assuming the Company will continue as a going concern. However, the Company has incurred a loss of $31,060,514 from inception through December 31, 2014, and has a working capital deficiency of $769,563 and stockholders’ equity of $1,361,911 as of December 31, 2014. The Company currently has minimal revenue generating operations and expects to incur substantial operating expenses in order to expand its business. As a result, the Company expects to incur operating losses for the foreseeable future.  The Company will continue to seek equity and debt financing to meet our operating losses.  The accompanying consolidated financial statements do not include any adjustments that might become necessary should the Company be unable to continue as a going concern.

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

For The Three and Nine Month Periods Ended December 31, 2014 and 2013

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

Accounts Receivable

Management periodically assesses the collectability of the Company's accounts receivable. Accounts determined to be uncollectible are charged to operations when that determination is made. The Company had an allowance of $131,236 and $136,872 for accounts receivable from the joint working interests, respectively as of December 31, 2014 and March 31, 2014.

Oil and Natural Gas Properties

The Company follows the full cost method of accounting for natural gas and oil properties.  Under the full cost concept, all costs incurred in acquiring, exploring, and developing properties cost center are capitalized when incurred and are amortized as mineral reserves in the cost center are produced, subject to a limitation that the capitalized costs not exceed the value of those reserves.  The unamortized costs relating to a property that is surrendered, abandoned, or otherwise disposed of are accounted for as an adjustment of accumulated amortization, rather than as a gain or loss that enters into the determination of net income, until all of the properties constituting the amortization base are disposed of, at which point gain or loss is recognized. All acquisition, exploration, and development costs are capitalized. The Company capitalizes all internal costs, including: salaries and related fringe benefits of employees directly engaged in the acquisition, exploration and development of natural gas and oil properties, as well as other identifiable general and administrative costs associated with such activities.  During the three month and nine month periods ended December 31, 2014 and 2013, the Company purchased for cash and notes payable, $120,000 in oil and gas properties which were capitalized. Oil and natural gas properties are reviewed for recoverability at least annually or when events or changes in circumstances indicate that its carrying value may exceed future undiscounted cash inflows. As of December 31, 2014 and March 31, 2014, the Company had not identified any such impairment.

AVALON OIL & GAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For The Three and Nine Month Periods Ended December 31, 2014 and 2013

(Unaudited)

Other Property and Equipment

Other property and equipment is reviewed for recoverability when events or changes in circumstances indicate that its carrying value may exceed future undiscounted cash inflows. As of December 31, 2014 and 2013, the Company had not identified any such impairment. Repairs and maintenance are charged to operations when incurred and improvements and renewals are capitalized.

Other property and equipment are stated at cost. Depreciation is calculated using the straight-line method for financial reporting purposes and accelerated methods for tax purposes.

Their estimated useful lives are as follows:

Office Equipment:	5-7 Years
Vehicles	5 Years

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

There was not any impairment loss for the nine months and three months ended December 31, 2014 and 2013.

Should the sum of the expected cash flows be less than the carrying amount of assets being evaluated, an impairment loss would be recognized. The impairment loss would be calculated as the amount by which the carrying amount of the assets, exceed fair value. Estimated amortization of intangible assets over the next five years is as follows:

December 31,

2015	$42,585
2016	21,293

$63,878

AVALON OIL & GAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For The Three and Nine Month Periods Ended December 31, 2014 and 2013

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

Impairment of long-lived assets is recognized when events or changes in circumstances indicate that the carrying amount of the asset or related group of assets may not be recoverable.  If the expected future undiscounted cash flows are less than the carrying amount of the asset, an impairment loss is recognized at that time.  Measurement of impairment may be based upon appraisal, market value of similar assets or discounted cash flows. There was no impairment for the three and nine months ended December 31, 2014 and 2013.

Recently Issued Accounting Pronouncements

As of June 23, 2015, The FASB has issued up to ASU 2015-10, which are not expected to have a material impact on the consolidated financial statements upon adoption.

AVALON OIL & GAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For The Three and Nine Month Periods Ended December 31, 2014 and 2013

(Unaudited)

NOTE 2: RECEIVABLE FROM JOINT INTERESTS

The Company is the operator of certain wells acquired in the Expanded Bedford Agreement (see note 4). Pursuant to a joint interest operating agreement (the “Joint Interest Agreement”), the Company charges the other owners of the Grace Wells for their pro-rata share of operating and work over expenses.  These receivables are carried on the Company’s balance sheet as Receivable from Joint Interests. At December 31, 2014 and March 31, 2014 the Company deemed the collectability of the receivable from joint interests in the amount of $131,236 and 136,872 as unlikely.

NOTE 3: INTELLECTUAL PROPERTY RIGHTS

A summary of the intellectual property rights at December 31, 2014 and March 31, 2014, are as follows:

	December 31, 2014	March 31, 2014
	(Unaudited)
Ultrasonic Mitigation Technology	$425,850	$425,850
Less: accumulated amortization	(361,972)	(330,035)
Total	$63,878	$95,815

Amortization expense for the three and nine months ended December 31, 2014 and 2013 was $10,646 and $31,937 respectively.

NOTE 4: OIL AND GAS PROPERTY ACTIVITY

The table below shows the Company’s working interests in the Grace Wells as of December 31, 2014.  There were not any additional acquisitions during the three and nine month periods ended December 31, 2014.

Well	Working Interest
Grace #1	65.25%
Grace #2	55.75%
Grace #3	64.00%
Grace #5A	52.00%
Grace #6	58.00%

AVALON OIL & GAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For The Three and Nine Month Periods Ended December 31, 2014 and 2013

(Unaudited)

NOTE 4: OIL AND GAS PROPERTY ACTIVITY (Continued)

Producing oil and gas properties consist of the following at December 31, 2014 and March 31, 2014:

	December 31, 2014	March 31, 2014
	(Unaudited)
Lincoln County, Oklahoma	$111,402	$111,402
Other properties, net	1,125,676	1,005,676
Asset retirement obligation	38,400	40,572
Property impairments	(481,072)	(481,072)
Less: Depletion	(556,400)	(527,101)
Net	$238,006	$149,477

NOTE 5: ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consisted of the following:

	December 31, 2014	March 31, 2014
	(Unaudited)
Accounts payable	$393,156	$375,272
Accrued liabilities	144,356	204,264
Total	$537,512	$579,536

NOTE 6: NOTES PAYABLE

Notes Payable are summarized as follows:

Note
Amount
March 31, 2014:
Notes payable – long-term portion	$514,300
Notes payable – current portion	-0-
Total	$514,300

AVALON OIL & GAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For The Three and Nine Month Periods Ended December 31, 2014 and 2013

(Unaudited)

Note
Amount
December 31, 2014 (Unaudited):
Notes payable – long-term portion	$-0-
Notes payable – current portion	374,300
Total	$374,300

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

During the three and nine months ended December 31, 2014 and 2013, the Company incurred $10,000 and $30,000 in Series A preferred stock dividends, paid $13,500 and $4,000 for the three months ended December 31, 2014 and 2013, and paid $39,000 and $28,300 for the nine months ended December 31, 2014 and 2013. As of December 31, 2014 and March 31, 2014, the accrued balance due Mr. Rodriguez was $32,950 and 41,950 respectively.

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

AVALON OIL & GAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For The Three and Nine Month Periods Ended December 31, 2014 and 2013

(Unaudited)

Employment Agreements

KENT RODRIGUEZ

In 2009, Mr. Rodriguez, our President, was under an employment agreement dated April 1, 2008 that expires on March 31, 2016, pursuant to which he was compensated at an annual rate of $120,000. On April 1, 2011 Mr. Rodriguez voluntarily reduced his compensation to an annual rate of $48,000, subject to an increase by the Company’s Board of Directors.  The Company charged to operations the amount of $12,000 and $36,000 for the three and nine month periods ended December 31, 2014 and 2013, of which $14,000 and $36,450 was paid to him during the three month and nine month periods ending December 31, 2014, and $9,700 and $29,500 during the three and nine month periods ending December 31, 2013 respectively.  As of December 31, 2014, and March 31, 2014, the balances of accrued and unpaid salaries were $207,367 and $207,817.

NOTE 8: INCOME TAXES

Deferred income taxes result from the temporary difference arising from the use of accelerated depreciation methods for income tax purposes and the straight-line method for financial statement purposes, and an accumulation of New Operating Loss carry-forwards for income tax purposes with a valuation allowance against the carry-forwards for book purposes.

In assessing the value of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Included in deferred tax assets are Federal and State net operating loss carry forwards of approximately $31,060,514, which will expire beginning in 2028.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon our cumulative losses through December 31, 2014, we have provided a valuation allowance reducing the net realizable benefits of these deductible differences to $0 at December 31, 2014.  The amount of the deferred tax asset considered realizable could change in the near term if projected future taxable income is realized.  Due to significant changes in the Company's ownership, the Company's future use of its existing net operating losses may be limited.

NOTE 9: STOCKHOLDERS' EQUITY

Series A Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock, par value $0.10 per share.  As of December 31, 2014, the Company has 100 shares of Series A preferred stock issued and outstanding.

During the three and nine months December 31, 2014 and 2013, the Company incurred $10,000 and $30,000 respectively in Series A preferred stock dividends, and paid $13,500 and $4,000for the three months ended December 31, 2014 and 2013 respectively, and paid $39,000 and $28,300 for the nine months ended December 31, 2014 and 2013 respectively. As of December 31, 2014 and March 31, 2014, the accrued balance due Mr. Rodriguez was $32,950 and $41,950 respectively.

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

Series B Preferred Stock

In March, 2013, our Board of Directors authorized the issuance of 2,000 shares of Series B Preferred Stock (the "Series B Preferred Stock").  The face amount of share of the Series B Preferred Stock is $1,000.  As of December 31, 2014, the Company has 1,540 shares of Series B preferred stock issued and outstanding.

AVALON OIL & GAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For The Three and Nine Month Periods Ended December 31, 2014 and 2013

(Unaudited)

NOTE 9: STOCKHOLDERS' EQUITY (continued)

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

During the three month period ended December 31, 2014, the Company issued 15 shares of Series B Preferred Stock to one accredited investor in exchange for consulting in the amount of $15,000. The consulting agreement is for a 36 month period and the $15,000 will be amortized over this period in the amount of $417 per month.

During the three month periods ended December 31, 2014 and 2013, the Company incurred $36,938 and $4,000 in dividends and $97,911 and $11,780 for the nine month periods ended December 31, 2014 and 2013, respectively on Series B preferred stock.  The Company did not pay any dividends for the three month periods ended December 31, 2014 and 2013 and paid 16,000 and none in dividends for the nine month period December 31, 2014 and 2013 respectively.

Total dividends payable from both A and B preferred shares at December 31, 2014 and March 31, 2014 were $139,641 and $66,730 respectively.

Common Stock

During the nine month period ended December 31, 2014 the Company issued the following shares:

200,000 shares of Common Stock to a consultant, the value of these shares in the amount of $14,000, or $0.02 per share was charged to operations, and was valued at closing bid price of the Company's common stock on the date the Consulting Agreement was executed by the Company.

1,700,000 shares of Common Stock to a consultant, the value of these shares in the amount of $85,000, or $0.05 per share was charged to operations, and was valued at closing bid price of the Company's common stock on the date the Consulting Agreement was executed by the Company. The consulting agreement is for a 36 month period and the $85,000 will be amortized over this period in the amount of $2,361 per month.

650,000 shares of Common Stock in exchange for the reduction of $150,000 in a note payable and $90,000 of accrued interest, the value of these shares in the amount of $32,500, or $0.05 per share and was valued at closing bid price of the Company's common stock on the date the Agreement was executed by the Company. $207,500 was treated as a gain from this transaction.

300,000 shares of Common Stock to an individual for a licensing agreement, the value of these shares in the amount of $15,000, or $0.05 per share was charged to operations, and was valued at closing bid price of the Company's common stock on the date the Licensing Agreement was executed by the Company.

AVALON OIL & GAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For The Three Month and six Periods Ended September 30, 2014 and 2013

(Unaudited)

Warrants

The following table summarizes the warrants outstanding and the related prices for the shares of the Company’s common stock issued to non-employees of the Company at December 31, 2014:

Warrants Outstanding			Warrants Exercisable
		Weighted Average			Weighted Average
Exercise	Number	Remaining Contractual	Weighted Average	Number	Remaining Contractual
Prices	Outstanding	Life (years)	Exercise Price	Exercisable	Life (years)

$ 600.00	167	0.25	$ 600.00	167	0.25
	167	0.25		167	0.25

Transactions involving warrants are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at March 31, 2014	167		$600.00
Granted	-		-
Exercised	-		-
Cancelled or expired	-167-		-600.00-
Outstanding at December 31, 2014	--	$

NOTE 10: EARNINGS PER SHARE

ASC 260-10-45 requires a reconciliation of the numerator and denominator of the basic and diluted earnings per share (EPS) computations. As the Company is in a loss position during the nine month period ended December 31, 2014 there is no dilutive effect included, we have included the basic and diluted earnings per share (EPS) computation for the three month period ended December 31, 2014.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

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

GOING CONCERN

The December 31, 2014, financial statements have been prepared assuming the Company will continue as a going concern. However, the Company has incurred a loss of $31,060,514 from inception through December 31, 2014, and has a working capital deficiency of $769,563 and stockholders’ equity of $1,361,911 as of December 31, 2014. The Company currently has minimal revenue generating operations and expects to incur substantial operating expenses in order to expand its business. As a result, the Company expects to incur operating losses for the foreseeable future.  The Company will continue to seek equity and debt financing to meet our operating losses.  The accompanying consolidated financial statements do not include any adjustments that might become necessary should the Company be unable to continue as a going concern.

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

Results of Operations

Three and nine month periods ended December 31, 2014 compared to the three and nine month periods ended December 31, 2013:

Revenues

Revenues for the three months ended December 31, 2014 were $46,991, an increase of $12,047 or approximately 34% compared to revenue of $34,944 for the three months ended December 31, 2013.  Revenues increased as a result of a production related to the Kensington Energy Assets wells.

Revenues for the nine months ended December 31, 2014 were $109,925, an increase of $15,956 or approximately 17 % compared to revenue of $93,969 for the nine months ended December 31, 2013.  Revenues increased as a result of the higher market price for natural gas, as well as production from the Kensington Energy Assets wells.

Lease Operating Expenses

During the three months ended December 31, 2014, our lease operating expenses were $39,467, an increase of $28,772 or approximately 269% compared to $10,695 for the three months ended December 31, 2013.  The increase was due to larger than expected workover expenses incurred on the Company's properties in Miller County, Arkansas.

During the nine months ended December 31, 2014, our lease operating expenses were $78,260, an increase of $7,715 or approximately 11% compared to $70,545 for the nine months ended December 31, 2013. The increase was due to larger than expected workover expenses incurred on the Company's properties in Miller County, Arkansas.

Selling, General, and Administrative Expenses

Selling, general and administrative expenses for the three months ended December 31, 2014 were $67,469, a decrease of $16,755 or approximately 20% compared to selling, general and administrative expenses of $84,224 during the three months ended December 31, 2013.   Selling, general and administrative expenses for the three months ended December 31, 2014 consisted primarily of payroll and related costs of $12,000; legal and accounting fees in the amount of $10,500; travel and entertainment expenses of $20,206; office expenses of $1,108; facilities costs in the amount of $3,000; licensing fees of $15,530; and investor relations costs of $3,162 and the other expenses of $1,963.

Selling, general and administrative expenses for the nine months ended December 31, 2014 were $245,149, an increase of $1,290 or approximately 1% compared to selling, general and administrative expenses of $243,859 during the nine months ended December 31, 2013.   Selling, general and administrative expenses for the nine months ended December 31, 2014 consisted primarily of payroll and related costs of $36,000; legal and accounting fees in the amount of $49,269; cash and non-cash consulting fees in the amount of $28,334; travel and entertainment expenses of $46,734; office expenses of $21,460; facilities costs in the amount of $15,913; licensing fees of $16,295; and investor relations costs of $6,122.

 Stock Based Compensation

There was $2,121 of non-cash compensation for the three months ended December 31, 2014, compared to non-cash compensation of $47,000 for the three months ended December 31, 2013, a decrease of $44,879, or 95%.

There was no non-cash compensation for the nine months ended December 31, 2014 was $16,121, compared to non-cash compensation of $150,001 for the nine months ended December 31, 2013, or a decrease of $133,880 or 89%.  This decrease was due to less common stock issuances for services rendered during the nine month period ended December 31, 2014.

Depreciation, Depletion, and Amortization

Depreciation, depletion, and amortization was $24,403 for the three months ended December 31, 2014, an increase of $7,408 or approximately 44% compared to $16,995 for the three months ended December 31, 2013.  Depreciation, depletion and amortization increased as a result of the acquisition of the Kensington Energy Assets.

Depreciation, depletion, and amortization was $64,635 for the nine months ended December 31, 2014, an increase of $16,594 or approximately 35% compared to $48,041 for the nine months ended December 31, 2013. Depreciation, depletion and amortization increased as a result of the acquisition of the Kensington Energy Assets.

Interest Expense, net of Interest Income

Interest expense, net of interest income was $11,054 for the three months ended December 31, 2014, a decrease of $13,677, or approximately 55% compared to $24,731 for the three months ended December 31, 2013.

Interest expense, net of interest income was $32,375 for the nine months ended December 31, 2014, a decrease of $42,101 or approximately 57% compared to $74,476 for the nine months ended December 31, 2013.

Net Income (Loss)

Our net income for the three months ended December 31, 2014, was $109,977 an increase of $268,578 or approximately 169% compared to a net loss of $158,601, during the three months ended December 31, 2013. The increase in net income was due to a gain on the conversion of $150,000 in notes payable for 650,000 shares of the Company’s common stock.

Our net loss for the nine months ended December 31, 2014, was $109,015 a decrease of $440,988 or approximately 80% compared to a net loss of $550,003, during the nine months ended December 31, 2013. The decrease in net loss was due to a gain on the conversion of $150,000 in notes payable for 650,000 shares of the Company’s common stock.

LIQUIDITY AND CAPITAL RESOURCES

The December 31, 2014, financial statements have been prepared assuming the Company will continue as a going concern. However, the Company has incurred a loss of $31,060,514 from inception through December 31, 2014, and has a working capital deficiency of $769,563 and stockholders’ equity of $1,361,911 as of December 31, 2014. The Company currently has minimal revenue generating operations and expects to incur substantial operating expenses in order to expand its business. As a result, the Company expects to incur operating losses for the foreseeable future.  The Company will continue to seek equity and debt financing to meet our operating losses.  The accompanying consolidated financial statements do not include any adjustments that might become necessary should the Company be unable to continue as a going concern.

Our cash and cash equivalents were $118,249 on December 31, 2014, compared to $223,914 on March 31, 2014. We met our liquidity needs through the issuance of our common and preferred stock for cash and the revenue derived from our oil and gas operations.

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

Investing activities

During the nine months ended December 31, 2014, we invested $112,858 a decrease of $108 compared to the nine months ended December 31, 2013.

Financing Activities

During the nine months ended December 31, 2014, we received $175,000 from the sale of preferred stock, borrowed $60,000 and incurred dividends on preferred stock of $55,000. During the nine months ended December 31, 2013 we received $300,000 from the sale of common stock and $50,000 from the sale of Series B Preferred Stock and incurred dividends on preferred stock of $28,300.

Operating activities

Our net income for the three months ended December 31, 2014, was $109,977 an increase of $268,578 or approximately 169% compared to a net loss of $158,601, during the three months ended December 31, 2013. The increase in net income was due to a gain on the conversion of $150,000 in notes payable for 650,000 shares of the Company’s common stock.

Our net loss for the nine months ended December 31, 2014, was $109,015 a decrease of $440,988 or approximately 80% compared to a net loss of $550,003, during the nine months ended December 31, 2013. The decrease in net loss was due to a gain on the conversion of $150,000 in notes payable for 650,000 shares of the Company’s common stock.

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

There has been no change in our internal control over financial reporting identified during the period covered by this report which have materially affected or is likely to materially affect.

PART II

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On April 25, 2014, the Company issued 200,000 shares of Common Stock to a consultant, the value of these shares in the amount of $14,000, or $0.02 per share was charged to operations, and was valued at closing bid price of the Company's common stock on the date the Consulting Agreement was executed by the Company

During the nine month period ended December 31, 2014, The Company issued 50 shares of Series B Preferred Stock to one accredited investor in exchange for a note payable in the amount of $50,000.

During the nine month period ended December 31, 2014, The Company issued 175 shares of Series B Preferred Stock to one accredited investor for $175,000 for cash.

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

Avalon Oil & Gas, Inc.

Date: June 30, 2015	By:	/s/ Kent Rodriguez
Kent Rodriguez
Chief Executive Officer
Chief Financial and Accounting Officer

