Form 10-K
period 2015-03-31
Avalon Oil & Gas, Inc.
filed 2015-08-14
CIK 918573

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended March 31, 2015

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

16,548,062 shares of our common stock were issued and outstanding as of August 5, 2015.

-1-

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

On March 19, 2014, the Company formed Weyer Partners, LLC, a one hundred percent (100%) wholly owned Minnesota Corporation. Weyer Partners, LLC, was formed to operate oil and gas properties in Oklahoma and Texas.

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

On December 1, 2014, the Company acquired a license for proprietary products and solutions to prevent corrosion on new sump equipment and sump equipment currently in use. These proprietary products can be used on new or used sump equipment and will substantially minimize corrosion.

On December 15, 2014, the Company renewed its Technology Scouting Agreement with IP TechEx for an additional three (3) years.

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

On September 22, 2007 the Company entered into an agreement with respect to its purchase of a 75.6% interest in Oiltek for $50,000 and the right of Oiltek to promote Avalon's intellectual property. We are working with IP Technology Exchange, Inc. to market this intellectual property.

On October 10, 2013, the Company entered into a Technology Scouting Agreement with IP Technology Exchange, Inc. ("IP TechEx"), to identify potential technology acquisition and licensing opportunities.  Our alliance with IP TechEx will enable us to develop a portfolio of new technologies within the oil and gas industry.

On December 1, 2014, the Company acquired a license for proprietary products and solutions to prevent corrosion on new sump equipment and sump equipment currently in use. These proprietary products can be used on new or used sump equipment and will substantially minimize corrosion.

On December 15, 2014, the Company renewed its Technology Scouting Agreement with IP TechEx for an additional three (3) years.

ENVIRONMENTAL MATTERS

During the last three fiscal years, compliance with environmental laws and regulations did not have a specific impact on the Company's operations. The Company does not anticipate that it will incur any material capital expenditures for environmental control facilities during the next fiscal year.

EMPLOYEES

As of March 31, 2015 we had two full time employees, our President, Kent Rodriguez and an administrative assistant. The Board retains consultants and advisors on as needed basis.  They are compensated with cash and also with the issuance of the Company’s common stock. We also have three part time employees at this time.

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

During the past several years, we have attempted, without success, to generate revenues and profits. For the year ended March 31, 2015, we incurred a net profit of $100,314. The net profit was due to a one time gain from the extinguishment of debt. There can be no assurance that we will ever be profitable from our operations.

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

The table below shows the Company’s working interests in the Grace Wells:

Well	March 31, 2015 and 2014 Working Interest
Grace #1	65.25%
Grace #2	55.75%
Grace #3	64.00%
Grace #5A	52.00%
Grace #6	58.00%

We expect to increase our ownership in the Grace Wells. As of March 31, 2015, the working interest owners owe the Company $151,236.  We will file a claim against these working interest owners and foreclose on this claim to increase our ownership.

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

Per Share Common Stock Bid Prices by Quarter For the Two Most Recent Fiscal Years
	High	Low
Quarter Ended March 31, 2015	$0.08	$0.04
Quarter Ended December 31, 2014	$0.10	$0.06
Quarter Ended September 30, 2014	$0.10	$0.07
Quarter Ended June 30, 2014	$0.10	$0.06
Quarter Ended March 31, 2014	$0.10	$0.07
Quarter Ended December 31, 2013	$0.27	$0.09
Quarter Ended September 30, 2013	$0.30	$0.12
Quarter Ended June 30, 2013	$0.18	$0.06

As of June 29, 2015, 16,548,062 shares of our Common Stock were outstanding and the number of holders of record of our Common Stock at that date was approximately 985. However, we estimate that there are a significantly greater number of shareholders because a substantial number of our shares are held in nominee names by brokerage firms.

(b) Dividends

No dividends on the Common Stock were paid by us during the fiscal year ended March 31, 2015, or the fiscal year ended 2014, nor do we anticipate paying dividends on Common Stock in the foreseeable future. Holders of Common Stock are entitled to receive such dividends as may be declared by our Board of Directors.

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

If we liquidate or dissolve, and after payment of our debts, the holders of the Series A Preferred Stock are entitled to a preference payment before we make any distributions to our Common Stockholders. The preference amount is equal to the original purchase price for the Series A Preferred shares plus accrued, but unpaid dividends. As of March 31, 2015, the liquidation value is $532,950.

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

In March, 2013, our Board of Directors authorized the issuance of 2,000 shares of Series B Preferred Stock (the "Series B Preferred Stock"). The face amount of share of the Series B Preferred Stock is $1,000. There are currently 1,625 shares of Series B Preferred Stock outstanding. As of March 31, 2015, the liquidation value is $1,625,000,

On March 14, 2014, we filed an amendment with the Nevada Secretary of State increasing the interest rate on the Series B Preferred Shares to nine percent (9.00%), effective on April 1, 2014 and changing the payment date to from January 15th of each year to April 1st. The next interest payment on the Series B Preferred Stock will be on April 1, 2016.

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

RECENT SALES OF UNREGISTERED SECURITIES

The Company sold the following unregistered securities between January 1, 2015 and March 31, 2015:

In March 2015 the Company issued 85 shares Series B Preferred Stock to an accredited investor for $85,000.

In March 2015 the Company issued 1,540,000 shares of Common Stock to pay all of the accrued interest on our Series B Preferred Stock as of March 31, 2015.

In March 2015 we issued 500,000 Shares of Common Stock along with $6,000 to extinguish a $150,000 Promissory Note and $90,000 in accrued interest.

During the twelve months ended March 31, 2015 and 2014, the Company incurred $135,599 and $24,780 in dividends on Series B preferred stock.

All other unregistered securities sold by the Company during the past three years, but prior to January 1, 2015, have been included in the Company's 10-Q filings.

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

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

RESULTS OF OPERATIONS AND PLAN OF OPERATION

The following discussion and analysis should be read in conjunction with our consolidated financial statements and notes related thereto. The discussion of results, causes and trends should not be construed to infer conclusions that such results, causes or trends necessarily will continue in the future.

For the year ended March 31, 2015 compared to the year ended March 31, 2014

Revenues

Revenues for the year ended March 31, 2015 were $110,371, a decrease of $45,951 or approximately 29% compared to revenue of $156,322 for the year ended March 31, 2014. Revenue from the sale of oil and gas decreased as a result of the lower market price of oil and natural gas.

Lease Operating Expenses

During the year ending March 31, 2015, our lease operating expenses were $100,060, a decrease of $33,973 or approximately 25% compared to $134,033 for the year ended March 31, 2014.  The decrease was due the completion of the workover costs on the Miller County Arkansas properties.

Selling, General, and Administrative Expenses

Selling, general and administrative expenses for the year ended March 31, 2015 were $285,534 a decrease of $316,769 or approximately 53% compared to selling, general and administrative expenses of $602,303 during the year ended March 31, 2014.   Selling, general and administrative expenses for 2015 consisted primarily of payroll and related costs of $48,000; legal and accounting fees in the amount of $51,269; facilities costs in the amount of $21,786; investor relations costs of $9,761; travel and entertainment expenses of $49,381; office expenses of $7,377 and consulting fees in the amount of $33,080; financing expenses of $13,895 and licensing fees of $17,184.  The decrease was due primarily from a reduction in legal and accounting fees of $51,269 and in financing expenses of $13,895 during the year ended March 31, 2015 compared to $74,051 and $60,000, respectively for the year ended March 31, 2014.

Stock-based Compensation

Stock-based compensation for the year ended March 31, 2015 was $24,454, an increase of $24,454 or approximately 100% compared to non-cash compensation of $0 for the year ended March 31, 2014.  This increase was the result of more common stock issuances to outside consultants as payment for services rendered.

Depreciation, Depletion, and Amortization

Depreciation, Depletion, and Amortization were $74,411 for the year ended March 31, 2015 an increase of $11,365 or approximately 18% compared to $63,046 for the year ended March 31, 2014, due to a slight increase in the depletion allowance.

Gain on Sale of Property

During the year ended March 31, 2015, the Company did not sell any oil and gas properties.

Gain on Extinguishment of Debt, Notes Payable and Accrued Interest and Dividends Payable

During the year ended March 31, 2015, the Company had a net gain on the extinguishment of debt in the amount of $424,624 as compared with $5,884 for the year ended March 31, 2014. The gain was due to settlement of two promissory notes plus accrued interest.

During the year ended March 31, 2015, the Company did not have a gain or loss from the conversion of notes payable and accrued interest, as compared to a loss of $57,050 on the conversion of notes payable and accrued interest for the year ended March 31, 2014.

In addition, for the year ended March 31, 2015, the Company had a net gain from the conversion of dividends payable on Preferred B shares of $82,779, an increase of 100% as compared to $0 for the year ended March 31, 2014. We issued 1,540,000 shares of our Common Stock to pay the outstanding dividend payable of $144,379, on the 1,540 outstanding shares of Series B Preferred Stock. The 1,540,000 shares of Common Stock were valued at the market price of $0.04 per share of $61,600, resulting in a one- time net gain of $82,779.

Interest Expense, net of Interest Income

Interest expense, net of interest income of $43,101 for the year ended March 31, 2015, a decrease of $48,651 or approximately 53%  compared to interest expense, net of $91,752 for the year ended March 31, 2014. This decrease is due to a reduction in the outstanding principal balances of notes payable.

Net Profit (Loss)

For the reasons stated above, our net profit for the year ended March 31, 2015, was $100,314 an increase of $886,292 or approximately 113% compared to a net loss of $785,978 during the year ended March 31, 2014.

Liquidity and Capital Resources

Going Concern

The March 31, 2015, financial statements have been prepared assuming the Company will continue as a going concern. However, the Company has incurred a loss of $30,898,873 from inception through March 31, 2015, and has a working capital deficiency of $363,453 and stockholders’ equity of $1,690,152, respectively, at March 31, 2015. The Company currently has minimal revenue generating operations and expects to incur substantial operating expenses in order to expand its business. As a result, the Company expects to incur operating losses for the foreseeable future.  The accompanying consolidated financial statements do not include any adjustments that might become necessary should the Company be unable to continue as a going concern.

Our cash and cash equivalents were $135,713 on March 31, 2015, compared to $223,914 on March 31, 2014. We met our liquidity needs through the issuance of our common stock, preferred stock, and notes payable for cash and from the revenue derived from our oil and gas operations.

We need to raise additional capital during the fiscal year, but currently have not acquired sufficient additional funding. Our ability to continue operations as a going concern is highly dependent upon our ability to obtain immediate additional financing, or generate revenues from our acquired oil and gas leasehold interest, and to achieve profitability, none of which can be guaranteed. Unless additional funding is obtained, it is highly unlikely that we can continue to operate. There is no assurance that even with adequate financing or combined operations, we will generate revenues and be profitable.

Ultimately, our success is dependent upon our ability to generate revenues from our acquired oil and gas leasehold interests.

Operating activities

Net cash used by operating activities for the year ended March 31, 2015 was $230,343, compared to $381,594 used in the year ended March 31, 2014.

The Company had a net profit of $100,314 for the year ended March 31, 2015, compared to a net loss of $785,978 for the year ended March 31, 2014.  Net accounts receivable for the year ended March 31, 2015 were $33,344 compared to $54,226 for the year ended March 31, 2014.

Investing activities

For the year ended March 31, 2015 we invested $120,000 for the purchase of the Kensington Energy Assets, and repayments on notes receivable of $7,142.

Financing activities

Our financing activities for the year ended March 31, 2015 provided cash of $255,000 as compared to $611,200 for the year ended March 31, 2014. We plan to raise additional capital during the coming fiscal year.  Cash generated by financing activities primarily consisted of $260,000 from the issuance of Series B Preferred Stock and $60,000 from the issuance of two (2) Promissory Notes.

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

Purchase of Significant Equipment

During the twelve months ended March 31, 2015 and March 31, 2014, we used $0 for the purchase of equipment.

ITEM 8.   FINANCIAL STATEMENTS.

Our audited Financial Statements begin on page F-1.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

 Our principal executive and financial officers, after evaluating the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of March 31, 2012, have concluded that as of March 31, 2015, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is accumulated and communicated to our management, including our Chief Executive Officer, as appropriate to allow timely decisions regarding required disclosure, and (ii) is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms.

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

Our management assessed the effectiveness of our internal control over financial reporting as of March 31, 2015 based upon the criteria set forth in the Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

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

We carried out an evaluation under the supervision and with the participation of management, including our Chief Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our internal control over financial reporting as of March 31, 2015, the end of the period covered by this Annual Report on Form 10-K for the year ended March 31, 2015. In making this evaluation, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework, published in 1992. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our internal control over financial reporting were effective during the 2015 fiscal year at the reasonable assurance level, as we had personnel with appropriate training and experience in accounting principles generally accepted in the United States of America, or GAAP. As a result we were able to test whether our financial activity level controls or our information technology general controls were operating sufficiently to identify a deficiency, or combination of deficiencies, that may result in a reasonable possibility that a material misstatement of the financial statements would be prevented or detected on a timely basis. Management has reviewed the financial statements and underlying information included in this Annual Report on Form 10-K in detail and believes the procedures performed are adequate to fairly present our financial position, results of operations and cash flows for the periods presented in all material respects.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting identified during our year ended March 31, 2015, which have materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our Directors and Executive Officers are shown below:

Name	Age	Position
Kent Rodriguez	55	Chief Executive Officer, President, Secretary, and Principal Financial Officer
Jill Allison	51	Director
Douglas Barton	75	Director
Rene Haeusler	60	Director

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

RENE HAUSLER

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

The Company's Directors will serve in such capacity until the next annual meeting of the Company's shareholders and until their successors have been elected and qualified. There are no family relationships among the Company's officers and directors, nor are there any arrangements or understanding between any of the directors or officers of the Company or any other person pursuant to which any officer or director was or is to be selected as an officer or director. The Directors took action sixteen (16) times by written consent during the fiscal year ended March 31, 2015.

In 2009, the Board of Directors established a Compensation Committee. It is currently comprised of Messrs. Barton and Häusler. The Compensation Committee held one (1) meeting in fiscal 2015.

In May 2009, the Board of Directors established an Audit Committee. It is currently comprised of Messrs. Barton and Häusler. The Audit Committee held one (1) meeting in fiscal 2015.

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

ITEM 11.  EXECUTIVE COMPENSATION

The following table sets forth information concerning the compensation for services in all capacities rendered to us for the year ended March 31, 2015, of our Chief Executive Officer and our other executive officers.  We did not have any corporate officers whose annual compensation exceeded $100,000 in the fiscal year ended March 31, 2015.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($) (2)	Total ($)
Kent Rodriguez	2015	$48,000	$-	$-	$-	$-	$-	$40,000	$88,000	(2)(1)
CEO and President	2014	$48,000	$-	$-	$-	$-	$-	$40,000	$88,000	(2)(1)
	2013	$48,000	$-	$-	$-	$-	$-	$40,000	$88,000	(2)(1)

(1)  Mr. Rodriguez owns the 100 shares of Preferred Stock outstanding.  These shares pay an 8% dividend.  We paid Mr. Rodriguez $65,000 in 2015 and $38,800 in 2014.  The balance due Mr. Rodriguez as of March 31, 2015 is $32,950.

(2) In 2015, Mr. Rodriguez was under an employment agreement dated April 1, 2014 that expired on March 31, 2015, pursuant to which he was compensated at an annual rate of 48,000. The Company extended the agreement for another year. During the fiscal year ending March 31, 2015, we paid Mr. Rodriguez $44,500, and accrued $48,000. During the fiscal year ending March 31, 2014, we paid Mr. Rodriguez $42,400, and accrued $48,000, The balance due Mr. Rodriguez as of March 31, 2014 is $211,317.

Outstanding Equity Awards at Fiscal Year-End as of March 31, 2015

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Nonexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
None	-	-	-	-	-	-	-	-	-

 Director Compensation

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Kent Rodriguez	$-	$-	$-	$-	$-	$-	$-
Jill Allison	$-	$6,000	$-	$-	$-	$-	$6,000
Douglas Barton	$-	$6,000	$-	$-	$-	$-	$6,000
Rene Häusler	$-	$6,000	$-	$-	$-	$-	$6,000

EMPLOYMENT AGREEMENTS

The Company has an employment agreement with its President.  The employment agreement provides for salaries and benefits.  In addition to salary and benefits provisions, the agreement includes defined commitments should the employer terminate the employee with or without cause.

KENT RODRIGUEZ

In 2014, Mr. Rodriguez was under an employment agreement dated April 1, 2011 that expired on March 31, 2015, pursuant to which he was compensated at an annual rate of $48,000. We extended this agreement for another year.  During the fiscal year ended March 31, 2015, we paid Mr. Rodriguez $44,500, and accrued $48,000.  During the fiscal year ended March 31, 2014, we paid Mr. Rodriguez $42,400, and accrued $48,000. The balance due to Mr. Rodriguez as of March 31, 2015 is $211,317.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding ownership of our Common Stock as of March 31, 2015 by (i) each person known by us to be the beneficial owner of more than five (5%) percent of our outstanding Common Stock; (ii) each director of our Company; and (iii) all executive officers and directors of our Company as a group. As of March 31, 2015, we had a total of 16,548,062 common shares issued and outstanding.

Name of Beneficial Owner	Amount of and Nature Beneficial ownership	% of Outstanding Common stock
Kent Rodriguez (1)
310 Fourth Avenue South, Suite 7000
Minneapolis, MN 55415	11,036,048	40.03%

Douglas Barton
310 Fourth Avenue South, Suite 7000
Minneapolis, MN 55415	60,667	0.37%

Jill Allison
310 Fourth Avenue South, Suite 7000
Minneapolis, MN 55415	60,000	0.36%

Rene Häusler (2)
310 Fourth Avenue South, Suite 7000
Minneapolis, MN 55415	193,565	1.17%

IP Technology Exchange, Inc.
3802 Spectrum Blvd, Suite 128E Tampa, FL 33612	1,920,000	11.60%

Recon Technology, Inc
9 Fulin Road
Bejing, 100107 China	2,800,000	16.92%

Maerki Baumann & Company AG (3)
Dreikonigstrasse 6
CH -8002, Zurich, Switzerland	3,033,937	18.33%

CEDE & Co.
P.O. Box 222
Bowling Green Station
New York, NY 10274	3,898,108	31.52%

(1)	Includes 11,042,031 shares of Common Stock issuable upon the conversion of 100 shares of Series A Preferred Stock.
(2)	Includes 13,334 shares owned by L’Avenir Finanz an affiliate of Mr. Häusler

(3)	Maerki Baumann & Company AG, holds the shares as custodian on behalf of fourteen (14) of their clients.

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

During the years ended March 31, 2015 and 2014, the Company incurred $40,000 in Class A preferred stock dividends, respectively. As of March 31, 2015, there is $32,950 in accrued preferred stock dividends payable.

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

Employment Agreements

KENT RODRIGUEZ

In 2014, Mr. Rodriguez was under an employment agreement dated April 1, 2011 that expired on March 31, 2015, pursuant to which he was compensated at an annual rate of 48,000. We extended this agreement for another year.  During the fiscal year ending March 31, 2015, we paid Mr. Rodriguez $44,500, and accrued $48,000.  During the fiscal year ending March 31, 2014, we paid Mr. Rodriguez $42,400, and accrued $48,000. The balance due Mr. Rodriguez as of March 31, 2015 is $211,317.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

1. AUDIT FEES.

Our audit fees for the years ended March 31, 2015 and 2014 were as follows:

2015	2014
$52,500	$52,500

2. TAX FEES.

Our tax return fees for the years ended March 31, 2015 and 2013 2014 were as follows:

2015	2014
$-	$-

3. ALL OTHER FEES.

2015	2014
$-	$-

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibit Number	Description

3.1	Restated Articles of Incorporation (Incorporated by reference to Exhibit 3.1 to Registration Statement on Form SB-2, Registration No. 33-74240C).*
3.2	Restated Bylaws (Incorporated by reference to Exhibit 3.2 to Registration Statement on Form SB-2, Registration No. 33-74240C). *
3.3	Articles of Incorporation for the State of Nevada. (Incorporated by reference to Exhibit 2.2 to Form 10-KSB filed February 2000) *
3.4	Articles of Merger for the Colorado Corporation and the Nevada Corporation (Incorporated by reference to Exhibit 3.4 to Form 10-KSB filed February 2000) *
3.5	Bylaws of the Nevada Corporation (Incorporated by reference to Exhibit 3.5 to Form 10-KSB filed February 2000) *
4.1	Specimen of Common Stock (Incorporated by reference to Exhibit to Registration Statement on Form SB-2, Registration No. 33-74240C). *
10.1	Employment Agreement between the Company and Kent Rodriguez dated April 1, 2011 *
10.2	Promissory Note between the Company and Peter Messerli dated January 6, 2011, in the amount of $200.000 *
10.3	Promissory Note between the Company and Maerki Baumann & Company AG dated January 11, 2011, in the amount of $250,000 *
10.4 10.5	Promissory Note between the Company and Maerki Baumann & Company AG dated January 27, 2012, in the amount of $200,000 * Certificate of Designation Series B Preferred Stock *
31.1	Certification
32.1	Certification

* Incorporated by reference to a previously filed exhibit or report.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Avalon Oil & Gas, Inc.

Date: August 14, 2015	By:	/s/ Kent Rodriguez
Kent Rodriguez
Chief Executive Officer, President, Secretary and Principal Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Company in the capacities and on the dates indicated.

Date: August 14, 2015	By:	/s/ Kent Rodriguez
Kent Rodriguez
Chief Executive Officer, President, Secretary and Principal Financial Officer

Date: August 14, 2015	By:	/s/ Jill Allison
Jill Allison
Director

Date: August 14, 2015	By:	/s/ Douglas Barton
Douglas Barton
Director

Date: August 14, 2015	By:	/s/ Rene Häusler
Rene Häusler
Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Shareholders of Avalon Oil & Gas, Inc.

We have audited the accompanying consolidated balance sheets of Avalon Oil & Gas, Inc. (the “Company”) as of March 31, 2015 and 2014, and the related consolidated statements of operations, changes in shareholders’ deficit, and cash flows for each of the years in the two-year period ended March 31, 2015. Avalon Oil & Gas, Inc.’s management is responsible for these consolidate financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Avalon Oil & Gas, Inc. as of March 31, 2015 and 2014, and the results of its operations and its cash flows for each of the years in the two-year period ended March 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1, the Company has incurred significant losses from operations since its inception and has a working capital deficiency. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Bernstein & Pinchuk LLP
Bernstein & Pinchuk LLP
New York, New York
August 14, 2015

Avalon Oil & Gas, Inc.
Consolidated Balance Sheets

	March 31, 2015	March 31, 2014

Assets

Current Assets:
Cash and cash equivalents	$135,713	$223,914
Accounts receivable, net of allowance for doubtful
accounts of $0 and $0	33,344	54,226
Notes receivable	11,429	15,714
Deposits and prepaid expenses	368,946	302,057
Receivables from joint interests, net of allowance
for doubtful accounts of $131,236 and $136,873	20,000	20,000

Total current assets	569,432	615,911

Notes receivable	—	2,857
Property and equipment, net	18,125	—
Unproven oil & gas properties	1,867,183	1,867,183
Producing oil & gas properties, net	239,283	149,477
Intellectual property rights, net	53,234	95,815

Total Assets	$2,747,257	$2,731,243

The accompanying notes are an integral part of these financial statements.

Avalon Oil & Gas, Inc.
Consolidated Balance Sheets (Continued)

	March 31, 2015	March 31, 2014

Liabilities and Stockholders' Equity

Current Liabilities:
Accounts payable and accrued liabilities	433,751	579,536
Accrued payroll - related parties	211,317	207,817
Dividends payable	32,950	66,730
Accrued liabilities to joint interest	10,567	11,596
Notes payable - related party	20,000	26,000
Notes payable	224,300	—
	—	—
Total current liabilities	932,885	891,679

Notes payable, net of discount	—	514,300
Accrued asset retirement obligation (ARO) liability	124,220	112,927

Total Liabilities	1,057,105	1,518,906

Commitments and contingencies

Stockholders' Equity

Preferred stock, Series A, $.10 par value, 1,000,000 shares authorized; 100 shares issued and outstanding as of March 31, 2015 and 2014, liquidation preference of $532,950 and $541,950 as of March 31, 2015 and 2014	10	10
Preferred stock, Series B, $.10 par value, 2,000 shares authorized; 1,625 shares issued and 1,300 shares issued and outstanding as of March 31, 2015 and 2014, liquidation preference of $1,625,000 and $1,324,780 as of March 31, 2015 and 2014	164	130
Common stock, $.001 par value: 200,000,000 shares authorized 16,548,062 and 11,658,062 shares issued and outstanding at March 31, 2015 and March 31, 2014, respectively	16,549	11,659
Additional paid in capital	32,572,302	32,024,126
Accumulated deficit	(30,898,873)	(30,823,588)

Total Stockholders' Equity	1,690,152	1,212,337

Total Liabilities and Stockholders' Equity	$2,747,257	$2,731,243

The accompanying notes are an integral part of these financial statements.

Avalon Oil & Gas, Inc.
Consolidated Statements of Operations

	For the year ended	For the year ended
	March 31, 2015	March 31, 2014

Oil & Gas Sales	$110,371	$156,322

Operating expenses:
Lease operating expense, severance taxes
and ARO accretion	100,060	134,033
Selling, general and administrative expenses	285,534	602,303
Stock based compensation	24,454	—
Depreciation, depletion, and amortization	74,411	63,046

Total operating expenses	484,459	799,382

Operating loss	(374,088)	(643,060)

Other income (expense):

Gain on extinguishment of debt	424,624	5,884
(Loss) on conversion of notes payable	—	(57,050)
Gain on conversion of dividends payable	82,779	—
Other miscellaneous income	10,100	—
Interest expense, net	(43,101)	(91,752)

Total other income (expense)	474,402	(142,918)

Gain (loss) before income tax	100,314	(785,978)

Provision for income taxes	—	—

Net Income (loss)	$100,314	$(785,978)

Preferred stock dividends	$(175,599)	$(64,780)

Net loss attributable to common shareholders	$(75,285)	$(850,758)

Net loss per share - basic and diluted	$(0.006)	$(0.085)

Weighted average shares outstanding - basic and diluted	12,722,363	10,009,185

The accompanying notes are an integral part of these financial statements.

Avalon Oil & Gas, Inc.
Consolidated Statement of Cash Flows

	For the year ended	For the year ended
	March 31, 2015	March 31, 2014

Cash flows from operating activities:
Net income (loss)	$100,314	$(785,978)
Adjustments to reconcile net income (loss) to net cash used
in operating activities:
Stock based compensation	24,454	262,001
Gain on extinguishment of debt	(424,624)	(5,884)
Gain (loss) on conversion of debt	—	57,050
Gain on conversion of dividends payable	(82,779)	—
Stock issued for reduction of interest on notes payable	176,959	—
Stock issued for licensing fees	15,000	—
Depreciation	4,532	—
Depletion	27,298	20,459
Depreciation and ARO liability	2,896	2,896
Amortization of intangible assets	42,581	42,587
Net change in operating assets and liabilities:
Accounts receivable	20,882	(1,559)
Accounts payable and other accrued expenses	(143,149)	11,568
Dividends payable	—	—
Due to related party	(6,000)	5,000
Asset retirement obligation accretion	11,293	10,266

Net cash (used) in operationg activities	(230,343)	(381,594)

Cash flows from investing activities:
Deposit on the purchase of additional assets	22,657	(142,057)
Purchase of property and equipment	(22,657)	—
Acquisition of oil producing properties	(120,000)	—
Principle payments received on notes receivable	7,142	6,434

Net cash (used) in investing activities	(112,858)	(135,623)

Cash flows from financing activities:
Payments on notes payable	—	—
Proceeds from notes payable	60,000	—
Common stock issued for cash	—	300,000
Preferred stock B issued for cash	260,000	350,000
Dividends paid on preferred stock	(65,000)	(38,800)

Net cash provided by financing activities	255,000	611,200

The accompanying notes are an integral part of these financial statements.

Avalon Oil & Gas, Inc.
Consolidated Statement of Cash Flows (Continued)

	For the year ended	For the year ended
	March 31, 2015	March 31, 2014

Net (decrease) increase in cash and cash equivalents	(88,201)	93,983

Cash and cash equivalents at beginning of the year	223,914	129,931

Cash and cash equivalents at end of the year	$135,713	$223,914

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$8,500	$72,000
Taxes	$—	$—
Common stock issued in exchange for consulting
services	$99,000	$262,001

Common stock issued in exchange for licenses	$15,000	$262,001

Common stock issued for conversion of note payable,
accrued interest, and assumption of debt	$52,500	$109,007

Common stock issued for the conversion of dividends payable	$61,600	$262,001

Gain (Loss) on estinguishment of debt	$424,624	$5,884

Preferred stock issued in exchange for consulting
services	$15,000	$262,001

Preferred stock issued for conversion of note payable,
accrued interest, and assumption of debt	$50,000	$600,000

The accompanying notes are an integral part of these financial statements.

AVALON OIL AND GAS, INC.
STATEMENT OF CHANGES IN SHAREHOLDERS' DEFICIT
(Restated to reflect June 2012 300 to 1 reverse stock split)

	Preferred Stock, Series A		Preferred Stock, Series B		Common Stock
	Shares	Par Value	Shares	Par Value	Shares	Par Value	Additional Paid-In Capital	Retained
Balance at March 31, 2013	100	$10	150	$15	6,208,062	$6,209	$30,408,684	$(29,972,830)	$442,088

Preferred stock issued for common stock	—	—	200	20	(2,000,000)	(2,000)	1,980	—	—
Preferred stock issued for conversion of notes payable	—	—	600	60	—	—	599,940	—	600,000
Preferred stock issued for cash	—	—	350	35	—	—	349,965	—	350,000
Common stock issued for conversion of note payable and assumption liabilities	—	—	—	—	1,050,000	1,050	107,957	—	109,007
Common stock issued for consulting services	—	—	—	—	3,100,000	3,100	258,900	—	262,000
Common stock issued for cash	—	—	—	—	3,300,000	3,300	296,700	—	300,000
		—	—	—	—	—	—	—
Preferred Dividends	—	—	—	—	—	—	—	(64,780)	(64,780)
Net loss	—	—	—	—	—	—	—	(785,978)	$(785,978)
Balance at March 31, 2014	100	$10	1,300	$130	11,658,062	$11,659	$32,024,126	$(30,823,588)	$1,212,337

Preferred shares issued in exchange for notes payable	—	—	50	5	—	—	49,995	—	50,000
Common stock issued for consulting services	—	—	—	—	200,000	200	13,800	—	14,000
Preferred stock issued for cash	—	—	260	27	—	—	259,973	—	260,000
Preferred stock issued in exchange for consulting services	—	—	15	2	—	—	14,998	—	15,000
Common stock issued for licenses	—	—	—	—	300,000	300	14,700	—	15,000
Common stock issued for consulting services	—	—	—	—	1,700,000	1,700	83,300	—	85,000
Common stock issued in exchange for notes payable	—	—	—	—	1,150,000	1,150	51,350	—	52,500
Common stock issued in exchange for dividends payable	—	—	—	—	1,540,000	1,540	60,060	—	61,600
Preferred Dividends								(175,599)	(175,599)
Net income	—	—	—	—	—	—	—	100,314	$100,314
Balance at March 31, 2015	100	$10	1,625	$164	16,548,062	$16,549	$32,572,302	$(30,898,873)	$1,690,152

The accompanying notes are an integral part of these financial statements.

AVALON OIL & GAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MARCH 31, 2015 AND 2014

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

On March 19, 2014, the Company formed Weyer Partners, LLC, (“Weyer”) a one hundred percent (100%) wholly owned Minnesota Corporation. Weyer Partners, LLC, was formed to operate oil and gas properties in Oklahoma and Texas. Weyer is consolidated in these financial statements.

On May 9, 2014, the Company formed AFS Holdings, Inc., (“AFS”) a one hundred percent (100%) wholly owned Nevada Corporation. AFS Holding, Inc., was formed to leverage the Company’s relationship with IP TechEx, and market technology licensed from IP TechEx. AFS is consolidated in these financial statements.

AVALON OIL & GAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MARCH 31, 2015 AND 2014

Principles of consolidation

The consolidated financial statements include the accounts of the Company and the Company’s subsidiary’s Oiltek, Inc., AFS Holdings, Inc., and Weyer Partners, LLC. All significant inter-company items have been eliminated in consolidation.

Going Concern

The March 31, 2015, consolidated financial statements have been prepared assuming the Company will continue as a going concern. However, the Company has incurred a loss of $30,898,873 from inception through March 31, 2015, and has a working capital deficiency of $363,453 and stockholders’ equity of $1,690,152 as of March 31, 2015. These conditions raise substantial doubt about the ability of the Company to continue as a going concern. The Company currently has minimal revenue generating operations and expects to incur substantial operating expenses in order to expand its business. As a result, the Company expects to incur operating losses for the foreseeable future.  The Company will continue to seek equity and debt financing to meet our operating losses. The accompanying consolidated financial statements do not include any adjustments that might become necessary should the Company be unable to continue as a going concern.

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

FOR THE YEARS ENDED MARCH 31, 2015 AND 2014

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

Accounts Receivable and Receivables from the Joint Interest

Management periodically assesses the collectability of the Company's accounts receivable and receivables from the Joint Interest. Accounts determined to be uncollectible are charged to operations when that determination is made. The Company had an allowance for receivables from the Joint Interest of $131,236 and $136,873 for the years ended March 31, 2015 and 2014.

Oil and Natural Gas Properties

The Company follows the full cost method of accounting for natural gas and oil properties.  Under the full cost concept, all costs incurred in acquiring, exploring, and developing properties cost center are capitalized when incurred and are amortized as mineral reserves in the cost center are produced, subject to a limitation that the capitalized costs not exceed the value of those reserves.  The unamortized costs relating to a property that is surrendered, abandoned, or otherwise disposed of are accounted for as an adjustment of accumulated amortization, rather than as a gain or loss that enters into the determination of net income, until all of the properties constituting the amortization base are disposed of, at which point gain or loss is recognized. All acquisition, exploration, and development costs are capitalized. The Company capitalizes all internal costs, including: salaries and related fringe benefits of employees directly engaged in the acquisition, exploration and development of natural gas and oil properties, as well as other identifiable general and administrative costs associated with such activities. During the year ended March 31, 2014 no acquisition costs were capitalized.  During the year ended March 31, 2015, we capitalized $120,000 for the purchase of the Kensington Energy Assets. Oil and natural gas properties are reviewed for recoverability at least annually or when events or changes in circumstances indicate that its carrying value may exceed future undiscounted cash inflows. As of March 31, 2015 and 2014, the Company had not identified any such impairment.

AVALON OIL & GAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MARCH 31, 2015 AND 2014

Property and Equipment, net

Property and equipment is reviewed on an annual basis for impairment and as of March 31, 2015, the Company had not identified any such impairment. Repairs and maintenance are charged to operations when incurred and improvements and renewals are capitalized.

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

Intellectual Property Rights, net

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

There were not any impairment losses for the fiscal years ended March 31, 2015 and 2014.

Should the sum of the expected cash flows be less than the carrying amount of assets being evaluated, an impairment loss would be recognized. The impairment loss would be calculated as the amount by which the carrying amount of the assets, exceed fair value. Estimated amortization of intangible assets over the next five years is as follows:

March 31,

2016	$42,587
2017	10,647
$53,234

AVALON OIL & GAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MARCH 31, 2015 AND 2014

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

FOR THE YEARS ENDED MARCH 31, 2015 AND 2014

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

AVALON OIL & GAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MARCH 31, 2015 AND 2014

NOTE 2:   RECEIVABLE FROM JOINT INTERESTS

The Company is the operator of certain wells acquired in the Expanded Bedford Agreement (see note 4).  Pursuant to an operating agreement (the “Operating Agreement”), the Company charges the other owners of the Grace Wells for their pro-rata share of operating and workover expenses.  These receivables are carried on the Company’s balance sheet as Receivable from Joint Interests. At March 31, 2015 and 2014, the amount of these receivables is $151,236 and $156,873, respectively.  During the year ended March 31, 2015, the Company deemed the collectability of the receivable from joint interests in the amount of $131,236 and 136,873, respectively as unlikely.

NOTE 3: DEPOSITS AND PREPAID EXPENSES

During the year ended March 31, 2015 and 2014 the Company has advanced $279,400 and $302,057 toward the purchase of properties.

During the year ended March 31, 2015 the Company prepaid consulting fees in the amount of $100,000 which is being amortized over 36 months. Amortization through March 31, 2015 was $10,454.

	March 31, 2015	March 31, 2014
Deposits on wells	$279,400	$302,057
Prepaid consulting fees	100,000	-
	379,400	302,057
Less: Accumulated amortization on prepaid fees	(10,454)	-
Total	$368,946	$302,057-

NOTE 4: PROPERTY AND EQUIPMENT

A summary of property and equipment at March 31, 2015 and 2014 is as follows:

	March 31, 2015	March 31, 2014
Office Equipment	$41,778	$41,778
Vehicles	22,657	-
Leasehold improvements	-0-	-0-
	64,435	41,778
Less: Accumulated depreciation	(46,310)	(41,778)
Total	$18,125	$-

Depreciation expense for the years ended March 31, 2015 and 2014 was $4,532 and $0, respectively.

AVALON OIL & GAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MARCH 31, 2015 AND 2014

NOTE 5: INTELLECTUAL PROPERTY RIGHTS

A summary of the intellectual property rights at March 31, 2015 and 2014, are as follows:

	March 31, 2015	March 31, 2014
Intelli-well	$425,850	$425,850
Less: accumulated amortization	(372,616)	(330,035)
Total	$53,234	$95,815

Amortization expense for the years ended March 31, 2015 and 2014 was $42,851 and $42,587, respectively.

AVALON OIL & GAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MARCH 31, 2015 AND 2014

NOTE 6: OIL AND GAS PROPERTY ACTIVITY

The table below shows the Company’s working interests in the Grace Wells as of March 31, 2015 and 2014:

Well	March 31, 2014 Working Interest	Additional Acquisition	March 31, 2015 Working Interest
Grace #1	65.25%	0%	65.25%
Grace #2	55.75%	0%	55.75%
Grace #3	64.00%	0%	64.00%
Grace #5A	52.00%	0%	52.00%
Grace #6	58.00%	0%	58.00%

Producing oil and gas properties consist of the following:

	March 31, 2015	March 31, 2014
Lincoln County, Oklahoma	$111,402	$111,402
Lipscomb County, Texas	250,082	250,082
Miller County, Arkansas	139,909	139,909
Ward Petroleum Assets	290,500	290,500
Kensington Energy Assets	120,000	-
Other Properties	159,856	159,856
Total Properties	1,237,078	1,117,078

Asset retirement cost, net	37,676	40,572
Property impairments	(481,072)	(481,072)
Less: Depletion	(554,399)	(527,101)
Net	$239,283	$149,477

For the year ended March 31, 2015 and 2014, depletion per Bbl was $6.85 and $5.14, respectively.

AVALON OIL & GAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MARCH 31, 2015 AND 2014

NOTE 7: ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consisted of the following:

	March 31, 2015	March 31, 2014
Accounts payable	$371,722	$375,272
Accrued interest	62,030	204,264
Total	$433,752	$579,536

NOTE 8: NOTES PAYABLE

	March 31, 2015	March 31, 2014
On May 8, 2006, the Company entered into a convertible note payable agreement with a shareholder in the amount of $100,000. The note carries an interest rate of 10% per annum and matures of November 8, 2006. The note holder has the right to convert the note and accrued interest at a rate of $0.01 per share. The value of this conversion feature was treated as a loan discount for the full $100,000 of the loan and was amortized to interest expense over the life of the loan. On May 8, 2007 the note was extended for one year. The conversion feature of the note was valued at $25,852 and was treated as a prepaid loan costs. The prepaid loan costs have been amortized over the life of the new note. On October 19, 2007, the note holder converted $30,000 of principal plus accrued interest of $16,152 for 1,350,000 shares of common stock. On November 30, 2007, the note holder converted $10,000 of principal for 950,000 shares of common stock. On January 31, 2008, the note holder converted $10,000 of principal and accrued interest of $600 for 1,250,000 shares of common stock. On February 29, 2008, the note holder converted $8,000 of principal for 1,250,000 shares of common stock. On March 31, 2008, the note holder converted $5,000 of principal for 1,250,000 shares of common stock. On March 31, 2008, the note holder converted $5,000 of principal for 1,250,000 shares of common stock. On June 6, 2008, the note holder converted $7,000 of principal and $1,372 of accrued interest for 1,550,000 shares of common stock. On June 23, 2008, the note holder converted $10,000 of principal and $395 of accrued interest for 1,500,000 shares of common stock. On October 15, 2008, the note holder converted $5,000 of principal and $10,000 of interest for 3,300,000 shares of common stock. On December 3, 2008, the note holder converted $3,000 of principal and $201 of interest for 2,000,000 shares of common stock. On February 24, 2009, the note holder converted $2,000 of principal and $167 of accrued interest into 4,000,000 shares of common stock During the three months ended September 30, 2009, the Company issued 33,000,000 shares for the conversion of $2,000 of principal and $367 of accrued interest on this note, and for other consideration. During the three months ended December 31, 2009, the Company issued 30,000,000 shares of common stock for the conversion of $1,000 principal and $361 of accrued interest on this note and for other considerations. During the period ended March 31, 2014, the Company issued 450,000 shares of common stock for the conversion of $450 principal. Interest in the amount of $180 and $183 was accrued on this note during the year ended March 31, 2015 and 2014, respectively. The maturity of this note has been extended until April 1, 2016.	$1,800	$1,800

On November 11, 2008, the Company issued a convertible promissory note to an investor in the amount of $50,000. The current balance of the note is $30,000. The note carries an interest rate of 10% per annum and a maturity date of October 1, 2009. The note holder has the right to convert the note and accrued interest into shares of the Company’s common stock at a rate of $3.00 per share. The discount is being amortized to interest expense over the life of the note via the effective interest method. Interest in the amount of $3,000 and $3,000 was accrued on this note during the year ended March 31, 2015 and 2014, respectively. Accrued interest was $14,877 and $11,876 respectively at March 31, 2015 and 2014. The maturity date of this note has been extended until April 1, 2016.	30,000	30,000

On December 22, 2008, the Company issued a promissory note to an investor in the amount of $150,000. This note carries an interest rate of 10% per annum and matures of December 15, 2009. In addition to the note payable, the Company issued 7,500,000 shares of common stock to the note holder. The shares are considered a discount to the note payable. At the time of the issuance of the shares to the note holder, the market price of the shares exceeded the fair value of the note payable; as a result the value of the discount was capped at the face value of the note, $150,000. The discount will be amortized to interest expense over the life of the note, 1 year, via the effective interest method. Interest in the amount of $10,891 and $15,000 was accrued on this note during the years ended March 31, 2015 and 2014, respectively. Accrued interest was $79,110 on March 31, 2014. The principal and interest on this note was extinguished with the issuance of 650,000 shares of common stock to the note holder on December 22, 2014.	-0-	150,000

On December 31, 2008, the Company received a cash advance from an investor in the amount of $100,000. On January 1, 2009, the Company received an additional $50,000 and the Company entered into a note payable agreement in the amount of $150,000. The note bears interest at a rate of 10% per annum and matures on December 15, 2009. In additional to the note payable, the Company issued 7,500,000 shares of common stock to the note holder. The shares are considered a discount to the note payable. At the time of issuance of the shares to the note holders, the market price of the shares exceeded the fair value of the note payable; as a result the value of the discount was capped at the face value of the note, $150,000. The discount will be amortized over the life of the note via the effective interest method. Interest in the amount of $14,836 and $15,000 was accrued on this note the years ended March 31, 2015 and 2014, respectively. The total accrued interest was $78,123 on March 31, 2014. The principal and interest on this note was extinguished with the issuance of 500,000 shares of common stock and the payment of $5,000 to the note holder on March 27, 2014.	-0-	150,000

	March 31, 2015	March 31, 2014
On January 27, 2009, the Company issued a promissory note to an investor in the amount of $50,000. The note carries an interest rate of 10% per annum and matures on December 15, 2009. In addition to the note payable, the Company issued 1,000,000 shares of common stock to the note holder. The shares are considered a discount to the note payable. The shares are value using the closing market price on the date the note was signed and have a value of $25,000. The discount will be amortized over the life of the note via the effective interest method. Interest in the amount of $5,000 and $5,000 was accrued on this note during the year ended March 31, 2015 and 2014, respectively. . Accrued interest was $30,863 and $25,863 at March 31, 2015 and 2014 respectively. The maturity date of this note has been extended until Apri1 1, 2016.	$50,000	$50,000

On November 28, 2006, Oiltek, of which the Company has a majority interest in, issued a convertible note payable in the amount of $2,500. This note bears interest at a rate of 8% per annum and matures on October 1, 2007. The principal amount of the note and accrued interest are convertible into shares of the Company’s common stock at a price of $0.01 per share. A beneficial conversion feature in the amount of $2,500 was recorded as a discount to the note and was amortized to interest expense during the period ended December 31, 2006. Interest in the amount of $200 and $200 was accrued on this note during the twelve months ended March 31, 2015 and 2014, respectively. The maturity date of this note has been extended until Apri1 1, 2016.	2,500	2,500

On November 28, 2006, Oiltek, of which the Company has a majority interest in, issued a convertible note payable in the amount of $5,000. This note bears interest at a rate of 8% per annum and matured on October 1, 2007. The principal amount of the note and accrued interest are convertible into shares of the Company’s common stock at a price of $0.01 per share. A beneficial conversion feature in the amount of $5,000 was recorded as a discount to the note and was amortized to interest expense during the period ended December 31, 2006. Interest in the amount of $400 and $400 was accrued on this note during the twelve months ended March 31, 2015 and 2014, respectively. The maturity date of this note has been extended until Apri1 1, 2016.	5,000	5,000

	March 31, 2015	March 31, 2014
On January 1, 2011 the Company issued a convertible note payable in the amount of $250,000. This note bears interest at a rate of 8% per annum and will mature on April 1, 2015. The principal amount of the note and accrued interest are convertible into shares of the Company’s common stock at a price of $0.01 per share. A beneficial conversion feature in the amount of $95,000 was recorded as a discount to the note and is being amortized to interest expense. A discount of $-0- and $94,050 was deducted for the years ended March 31, 2015 and 2014 respectively. Interest in the amount of $4,010 and $17,945 was accrued on this note during the twelve months ended March 31, 2015 and 2014, respectively. Accrued interest was $5,858 and $1,847 at March 31, 2015 and 2014 respectively as interest in the amount of $0 and $40,482 was paid through the years. In January 2014 the Company exchanged 125 shares of class B preferred stock for $125,000 in principal. In June 2014, the Company exchanged 50 shares of its Series B Preferred Stock for $50,000 in principal. The maturity date of this note has been extended until Apri1 1, 2016.	$75,000	$125,000

On September 29, 2014, the Company issued two promissory notes note payable in the total amount of $60,000. These notes bear interest at a rate of 5% per annum, matured on January 1, 2014, and were extended until December 1, 2015. Accrued interest as of March 31, 2015 was $1,504.	60,000	-0-

Total outstanding	$224,300	$514,300

AVALON OIL & GAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MARCH 31, 2015 AND 2014

	Note	Unamortized	Net of
March 31, 2015:	Amount	Discounts	Discount
Notes payable – long-term portion	$-	$-	$
Notes payable – current portion	224,300	-	224,300
Total	$224,300	$-	$224,300

	Note	Unamortized	Net of
March 31, 2014:	Amount	Discounts	Discount
Notes payable – long-term portion	$514,300	$(0)	$514,300
Notes payable – current portion	-0-	(0))	-0-
Total	$514,300	$(0)	$514,300

Minimum future principal payments under the note payable are due as follows during the years ended March 31:

2016	$224,300
$224,300

NOTE 9: RELATED PARTY TRANSACTIONS

During the fiscal year ended March 31, 2015 and 2014 the president advanced the Company $0 and $5,000 respectively. The balance as of March 31, 2015 and 2014 were $20,000 and $26,000 respectively.

AVALON OIL & GAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MARCH 31, 2015 AND 2014

Preferred Stock

The 100 shares of Series A Preferred Stock were issued on June 3, 2002 as payment for $500,000 in promissory notes, are convertible into the number of shares of common stock sufficient to represent forty percent (40%) of the fully diluted shares outstanding after their issuance The holder of these shares of Series A Preferred Stock is our President, Kent Rodriguez. The Series A Preferred Stock pays an eight percent (8%) dividend. The dividends are cumulative and payable quarterly. The Series A Preferred Stock carries liquidating preference, over all other classes of stock, equal to the amount paid for the stock plus any unpaid dividends. The Series A Preferred Stock provides for voting rights on an "as converted to common stock" basis.

During the years ended March 31, 2015 and 2014, the Company incurred $40,000 in Class A preferred stock dividends, respectively.

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

Employment Agreements

KENT RODRIGUEZ

During the years ended March 31, 2015 and 2014, the Company charged to operations the amount of $48,000 in annual salary for Mr. Rodriguez, of which $44,500 and $42,400 was paid to him during the years ended March 31, 2015 and 2014, respectively.  As of March 31, 2015 and 2014, the balances of accrued and unpaid salaries were $211,317 and $207,817.

NOTE 10: INCOME TAXES

Deferred income taxes result from the temporary difference arising from the use of accelerated depreciation methods for income tax purposes and the straight-line method for financial statement purposes, and an accumulation of Net Operating Loss carry forwards for income tax purposes with a valuation allowance against the carry forwards for book purposes.

AVALON OIL & GAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MARCH 31, 2015 AND 2014

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Included in deferred tax assets are Federal and State net operating loss carry forwards of $30,798,559 which will expire beginning in 2028.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon our cumulative losses through March 31, 2015, we have provided a valuation allowance reducing the net realizable benefits of these deductible differences to $0 at March 31, 2015.  The amount of the deferred tax asset considered realizable could change in the near term if projected future taxable income is realized.  Due to significant changes in the Company's ownership, the Company's future use of its existing net operating losses may be limited.

A reconciliation between the actual income tax expense and income taxes computed by applying the statutory Federal and state income tax rates to income from continuing operations before income taxes is as follows:

	Twelve Months Ended March 31, 2015	Twelve Months Ended March 31, 2014
Computed “expected” income tax benefit at approximately 38.73%	$(10,471,510)	$(10,480,020)
Change in valuation allowance	10,471,510	10,480,020
	$-	$-

NOTE 11: STOCKHOLDERS’ EQUITY

Preferred Stock

Series A Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock, par value $0.10 per share.  As of March 31, 2015 and 2014, the Company has 100 shares of Series A preferred stock issued and outstanding.

During the twelve months ended March 31, 2015 and 2014, the Company incurred $40,000 respectively in Series A preferred stock dividends, and paid $49,000 and $38,800 for the twelve months ended March 31, 2015 and 2014 respectively. As of March 31, 2015 and 2014, the accrued balance due Mr. Rodriguez was $32,950 and $41,950 respectively. The liquidation preference as of March 31, 2015 and March 31, 2014 was $532,950 or $53,295 per share.

The 100 shares of Series A Preferred Stock, issued to Mr. Rodriguez as payment for $500,000 in promissory notes, are convertible into the number of shares of common stock sufficient to represent 40 percent (40%) of the fully diluted shares outstanding after their issuance. The Series A Preferred Stock pays an eight percent (8%) dividend. The dividends are cumulative and payable quarterly. The Series A Preferred Stock carries liquidating preference, over all other classes of stock, equal to the amount paid for the stock plus any unpaid dividends. The Series A Preferred Stock provides for voting rights on an "as converted to common stock" basis.

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

Series B Preferred Stock

In March, 2013, our Board of Directors authorized the issuance of 2,000 shares of Series B Preferred Stock, par value $0.10 per share (the "Series B Preferred Stock").  The face amount of share of the Series B Preferred Stock is $1,000.  As of March 31, 2015 and 2014, the Company has 1,625 and 1,300 shares of Series B preferred stock respectively issued and outstanding. The liquidation preference as of March 31, 2015 and March 31, 2014 was $1,625,000 and $1,324,780 or $1,000.00 and $1,019.06 per share, respectively.

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

Series B Preferred Stock Issuances during the year ended March 31, 2015:

In April 2014 we exchanged 50 shares Series B Preferred Stock for $50,000 of notes payable.

In September 2014 we issued 175 Shares of Series B Preferred Stock to an accredited investor for $175,000.

In October 2014 we issued 15 shares Series B Preferred Stock for consulting services for $15,000.

In March 2015 we issued 85 Shares of Series B Preferred Stock to an accredited investor for $85,000.

In March 2015 we issued 1,540,000 Shares of Common Stock for all accrued interest as of March 31, 2015, on the outstanding 1,625 shares of our Series B Preferred Stock.

During the twelve months ended March 31, 2015 and 2014, the Company incurred $135,599 and $24,780 in dividends on Series B preferred stock.

Total dividends payable from both A and B preferred shares at March 31, 2015 and 2014 is $32,950 and $66,730 respectively.

AVALON OIL & GAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MARCH 31, 2015 AND 2014

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

The Company has authorized 200,000,000 shares of common stock with a par value of $0.001 per share.  As of March 31, 2015 and 2014, the Company has 16,548,062 and 6,208,062 shares of common stock issued and outstanding.

Common stock issuances during the year ended March 31, 2014:

On May 3, 2013, the Company issued 500,000 shares of Common Stock for $50,000 or $0.10 per share, and was based on current market value at the date of issuance.

On May 5, 2013, the Company issued 100,000 shares of Common Stock for compensation for the placement of 500,000 shares of Common Stock and 50 Shares of Series B Preferred Stock for $100,000 to a third party.  The value of these shares in the amount of $10,000, or $0.10 per share was charged to operations, and was based on the current market value at the date of issuance.

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

On October 10, 2013, the Company issued 220,000 shares of common stock to a consultant, the value of these shares in the amount of $22,000, or $0.10 per share was charged to operations, and was valued at closing bid price of the Company's common stock on the date the Consulting Agreement was executed by the Company.

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

AVALON OIL & GAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MARCH 31, 2015 AND 2014

On March 31, 2014 the Company issued 1,600,000 shares of common stock to a consultant, the value of these shares in the amount of $112,000, or $0.07 per share was charged to operations, and was valued at closing bid price of the Company's common stock on the date the Consulting Agreement was executed by the Company.

Common stock issuances during the year ended March 31, 2015:

On April 25, 2014, the Company issued 200,000 shares of common stock to a consultant, the value of these shares in the amount of $14,000, or $0.07 per share was charged to operations, and was valued at closing bid price of the Company's common stock on the date the Consulting Agreement was executed by the Company.

On December 1, 2014, the Company issued 300,000 shares of common stock for a technology licensing agreement dated December 1, 2014, the value of these shares in the amount of $15,000, or $0.05 per share was charged to operations, and was valued at the middle of the closing bid price and the closing offering price of the Company's common stock on the date the Consulting Agreement was executed by the Company

On December 15, 2015, the Company issued 650,000 shares of common stock in exchange for a $150,000 promissory note payable and $90,000 of accrued interest. The value of these shares in the amount of $32,500, or $0.05 per share and was valued at closing bid price of the Company's common stock on the date the Agreement was executed by the Company. $207,500 was treated as a gain from this transaction.

On December 26, 2014, the Company issued 1,700,000 shares of common to a consultant, the value of these shares in the amount of $85,000, or $0.05 per share was charged to operations, and was valued at the middle of the closing bid price and the closing offering price of the Company's common stock on the date the Consulting Agreement was executed by the Company.

On March 25, 2015, the Company issued 1,540,000 shares of common stock to the holders of Series B Preferred Stock to pay all accrued interest as of March 31, 2015. The value of these shares is in the amount of $61,600, or $.04 per share.

On March 27, 2015, the Company issued 500,000 shares of common stock along with $6,000, in exchange for a $150,000 promissory note payable and $90,000 of accrued interest. The value of these shares in the amount of $20,000 or $0.04 per share, and were valued at closing bid price of the Company's common stock on the date the Agreement was executed by the Company, $215,000 was treated as a gain from this transaction.

Options

There are no stock options outstanding.

AVALON OIL & GAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MARCH 31, 2015 AND 2014

Warrants

The following table summarizes the warrants outstanding and the related prices for the shares of the Company’s common stock issued to non-employees of the Company at March 31, 2015:

Transactions involving warrants are summarized as follows:

	Number of Shares	Weighted Average Exercise Price Per Share
Outstanding at March 31, 2014	167		$600.00
Granted	-		-
Exercised	-		-
Cancelled or expired	167		-
Outstanding at March 31, 2015	-0-	$

NOTE 12: TECHNOLOGY LICENSE AGREEMENTS

On December 1, 2014, the Company entered into an exclusive license agreement for anti-corrosion technology from Ronald Knight in exchange for three hundred thousand (300,000) shares of our common stock. This license calls for an earned royalty of three percent (3.00%) on sales of licensed products and services as they may relate to corrosion prevention and maintenance of sump pumps at gasoline and diesel dispensing locations, including, but not limited to gas stations, convenience stores, trucking companies, bus companies, and any other locations where gasoline and/or diesel is dispensed. We did not have any revenue for the period ended March 31, 2015.

AVALON OIL & GAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MARCH 31, 2015 AND 2014

NOTE 13: LOSS PER SHARE

ASC 260-10-45 requires a reconciliation of the numerator and denominator of the basic and diluted earnings per share (EPS) computations. As the Company is in a loss position during the year ended March 31, 2015 and 2014, there is no dilutive effect included. The net loss per share was $0.006 and $0.085 for March 31, 2015 and 2014.

NOTE 14: COMMITMENTS AND CONTINGENCIES

Commitments and contingencies through the date of these financial statements were issued have been considered by the Company and none were noted which were required to be disclosed.

NOTE 15: ASC 932-235-55 SUPPLEMENTAL DISCLOSURES

Net Capitalized Costs

The Company's aggregate capitalized costs related to natural gas and oil producing activities are summarized as follows:

	March 31, 2015	March 31, 2014

Natural gas and oil properties and related equipment:
Proven	$1,274,754	$1,165,546
Unproven	1,867,183	1,867,183
Accumulated depreciation, depletion, and impairment	(1,035,471)	(1,008,173)
Net capitalized costs	$2,106,466	$2,016,660

Future development of the unproven properties is dependent on future financing and market prices for oil and gas.

Costs Incurred

Costs incurred in natural gas and oil property acquisition, exploration and development activities that have been capitalized are summarized as follows:

	March 31, 2015	March 31, 2014

Acquisition of properties	$120,000	$	- 0 -
Development costs	- 0 -		- 0 -
Total costs incurred	$120,000	$	- 0 -

AVALON OIL & GAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MARCH 31, 2015 AND 2014

Results of Operations for Natural Gas and Oil Producing Activities

The Company's results of operations from natural gas and oil producing activities are presented below for the fiscal years ended March 31, 2015 and 2014. The following table includes revenues and expenses associated directly with the Company's natural gas and oil producing activities. It does not include any interest costs and general and administrative costs and, therefore, is not necessarily indicative of the contribution to consolidated net operating results of the Company's natural gas and oil operations.

	March 31, 2015	March 31, 2014

Production revenues	$110,371	$156,322
Production costs	(100,060)	(134,033)
Impairment of property	-	-
Depreciation and depletion expense	(74,411)	(63,046)
	$(64,100)	$(40,757)
Imputed income tax provision (1)	-	-
Results of operation for natural gas / oil producing activity	$(64,100)	$(40,757)

(1)  The imputed income tax provision is hypothetical (at the statutory rate) and determined without regard to the Company's deduction for general and administrative expenses, interest costs and other income tax credits and deductions, nor whether the hypothetical tax provision will be payable.

AVALON OIL & GAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MARCH 31, 2015 AND 2014

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

Oil - bbls
Proved reserves:

Balance as of March 31, 2006	-

Purchase of reserves-in-place	29,815
Extensions and discoveries	-
Production	(1,043)
Balance as of March 31, 2007	28,772

Purchase of reserves-in-place	11,560
Extensions and discoveries	4,216
Change in estimates	(11,911)
Production	(3,504)
Balance as of March 31, 2008	29,133

Purchase of reserves-in-place	22,282
Extensions and discoveries	-
Change in estimates	-
Production	(5,768)
Balance as of March 31, 2009	45,647

Purchase of reserves-in-place	-
Extensions and discoveries	-
Change in estimates	-
Production	(22,514)
Balance as of March 31, 2010	23,133

Purchase of reserves-in-place	4,823
Extensions and discoveries	-
Change in estimates	-
Production	(5,291)
Balance as of March 31, 2011	22,665
Purchase of reserves-in-place	-
Extensions and discoveries	-
Change in estimates	4,506
Production	(2,439)
Balance as of March 31, 2012	24,732
Purchase of reserves-in-place	-
Extensions and discoveries	-
Change in estimates	2,873
Production	(2,290)
Balance as of March 31, 2013	25,315

AVALON OIL & GAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MARCH 31, 2015 AND 2014

Purchase of reserves-in-place	-
Extensions and discoveries	-
Change in estimates	7,736
Production	(3,979)
Balance as of March 31, 2014	29,072

Purchase of reserves-in-place	4,759
Extensions and discoveries	-
Change in estimates	3,251
Production	(2,145)
Balance as of March 31, 2015	34,937

AVALON OIL & GAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MARCH 31, 2015 AND 2014

Standardized Measure of Discounted Future Net Cash Flows

The following schedule presents the standardized measure of estimated discounted future net cash flows from the Company's proved reserves for the fiscal years ended March 31, 2015 and 2014. Estimated future cash flows are based on independent reserve data. Because the standardized measure of future net cash flows was prepared using the prevailing economic conditions existing at March 31, 2015 and 2014, it should be emphasized that such conditions continually change. Accordingly, such information should not serve as a basis in making any judgment on the potential value of the Company's recoverable reserves or in estimating future results of operations.

	March 31, 2015	March 31, 2014
Future production revenue	$1,317,165	$1,126,270
Future production costs	(675,670)	(566,261)
Future development costs	-	-
Future cash flows before income taxes	641,495	560,009
Future income tax	-	-
Future net cash flows	641,495	560,009
Effect of discounting future annual cash flows at 10%	(253,043)	(234,457)
Standard measure of discounted net cash flows	$388,452	$325,552

(1)  The weighted average oil wellhead price used in computing the Company's reserves were $80.60 per bbl and $93.51 per bbl at March 31, 2015 and 2014, respectively. The weighted average gas wellhead price used in computing the Company's reserves were $3.34 and $3.63/mmbtu at March 31, 2015 and 2014, respectively. The oil and gas pricing were calculated using the arithmetic average of the price on the first day of each month that was received for each property during the previous fiscal year.  These prices were held constant throughout the economic life of the properties.  Previous year run checks were used to determine the actual prices received.

The following schedule contains a comparison of the standardized measure of discounted future net cash flows to the net carrying value of proved natural gas and oil properties at March 31, 2015 and 2014:

	March 31, 2015	March 31, 2014
Standardized measure of discount future net cash flows	$388,452	$325,552

Proved natural oil and gas property, net of accumulated
depreciation, depletion, and amortization, including
impairment	239,283	149,477

Standardized measure of discount future net cash flows in
excess of net carrying value of proved natural oil and
gas properties	$149,169	$176,075

AVALON OIL & GAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MARCH 31, 2015 AND 2014

NOTE 16:  SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the issuance of the consolidated financial statements and no subsequent event is identified.

We will continue to review our operations with the regard to the current market price oil and natural gas.

