Form 10-Q
period 2015-06-30
Avalon Oil & Gas, Inc.
filed 2015-09-10
CIK 918573

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

____________

FORM 10-Q

____________

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

17,498,062 shares of our common stock were issued and outstanding as of August 25, 2015.

ITEM 1. FINANCIAL STATEMENTS

Avalon Oil & Gas, Inc.
Consolidated Balance Sheets

	June 30,	March 31,
	2015 (Unaudited)	2015

Assets

Current Assets:
Cash and cash equivalents	$128,818	$135,713
Accounts receivable, net of allowance for doubtful
accounts of $0 and $0	28,958	33,344
Notes receivable	10,714	11,429
Deposits and prepaid expenses	360,613	368,946
Receivables from joint interests, net of allowance
for doubtful accounts of $132,811 and $131,236	20,000	20,000

Total current assets	549,103	569,432

Property and equipment, net	16,992	18,125
Unproven oil & gas properties	1,867,183	1,867,183
Producing oil & gas properties, net	235,770	239,283
Intellectual property rights, net	42,588	53,234

Total Assets	$2,711,636	$2,747,257

The accompanying notes are an integral part of these financial statements.

Avalon Oil & Gas, Inc.
Consolidated Balance Sheets (Continued)

	June 30,	March 31,
	2015	2015
	(Unaudited)
Liabilities and Stockholders' Equity

Current Liabilities:
Accounts payable and accrued liabilities	136,825	433,751
Accrued payroll - related parties	201,435	211,317
Dividends payable	67,700	32,950
Accrued liabilities to joint interest	10,196	10,567
Notes payable - related party	20,000	20,000
Notes payable	204,300	224,300

Total current liabilities	640,456	932,885

Accrued asset retirement obligation (ARO) liability	127,326	124,220

Total Liabilities	767,782	1,057,105

Stockholders' Equity

Preferred stock, 1,000,000 authorized
Preferred stock, Series A, $.10 par value, 100 shares authorized; 100 shares issued and outstanding as of June 30, 2015 and March 31, 2015, respectively liquidation preference of $529,450 and $ 532,950 as of June 30, 2015 and March 31, 2015, respectively.	10	10
Preferred stock, Series B, $.10 par value, 2,000 shares authorized; 1,750 and 1,625 shares issued and outstanding liquidation preference of $1,788,250 and $1,625,000 as of June 30, 2015 and March 31, 2015, respectively.	177	164
Common stock, $.001 par value: 200,000,000 shares authorized 17,498,062 and 16,548,062 shares issued and outstanding at June 30, 2015 and March 31, 2015, respectively.	17,499	16,549
Additional paid in capital	32,734,339	32,572,302
Accumulated deficit	(30,808,171)	(30,898,873)

Total Stockholders' Equity	1,943,854	1,690,152

Total Liabilities and Stockholders' Equity	$2,711,636	$2,747,257

The accompanying notes are an integral part of these financial statements.

Avalon Oil & Gas, Inc.
Consolidated Statements of Operations

	For the three	For the three
	Months ended	Months ended
	June 30, 2015	June 30, 2014
	(Unaudited)	(Unaudited)

Oil & Gas Sales	$8,531	$24,501

Operating expenses:
Lease operating expense, severance taxes and ARO accretion	10,547	19,547
Selling, general and administrative expenses	74,053	73,436
Stock based compensation	20,333	14,000
Depreciation, depletion, and amortization	14,568	19,632

Total operating expenses	119,501	126,615

Operating loss	(110,970)	(102,114)

Other income (expense):

Other miscellaneous income	—	10,100
Gain on settlement of trade payables	244,972	—
Interest income (expense), net	4,950	(10,604)

Total other income (expense)	249,922	(504)

Income (loss) before income tax	138,952	(102,618)

Provision for income taxes	—	—

Net income (loss)	$138,952	$(102,618)

Preferred stock dividends	$(48,250)	$(40,377)

Net income (loss) attributable to common shareholders	$90,702	$(142,995)

Net income (loss) per share - basic	0.005	(0.012)
Net income (loss) per share - diluted	0.003	(0.012)

Weighted average shares outstanding - basic	16,877,183	11,805,315
Weighted average shares outstanding - diluted	28,542,558	11,805,315

The accompanying notes are an integral part of these financial statements.

Avalon Oil & Gas, Inc.
Consolidated Statement of Cash Flows

	For the three	For the three
	Months ended	Months ended
	June 30, 2015 (Unaudited)	June 30, 2014 (Unaudited)

Cash flows from operating activities:
Net income (loss)	$138,952	$(102,618)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock issued for services	12,000	14,000
Non-cash consulting services	8,333	—
(Gain) on forgiveness of debt	(244,972)	—
(Gain) on forgiveness of interest payable	(11,375)	—
Depreciation	1,133	1,133
Depletion	2,789	7,850
Depreciation and ARO liability	724	724
Amortization of intangible assets	10,646	10,649
Net change in operating assets and liabilities:
Accounts receivable	4,386	(1,868)
Accounts payable and other accrued expenses	(19,831)	7,431
Asset retirement obligation	3,106	2,824

Net cash (used) in operating activities	(94,109)	(59,875)

Cash flows from investing activities:
Principal payments received on notes receivable	714	4,999

Net cash provided by investing activities	714	4,999

Cash flows from financing activities:
Series B Preferred Stock issued for cash	100,000	—
Dividends paid	(13,500)	(35,000)

Net cash provided by (used in) financing activities	86,500	(35,000)

The accompanying notes are an integral part of these financial statements.

Avalon Oil & Gas, Inc.
Consolidated Statement of Cash Flows (Continued)

	For the three	For the three
	Months ended	Months ended
	June 30, 2015 (Unaudited)	June 30, 2014 (Unaudited)

Net (decrease) in cash and cash equivalents	(6,895)	(89,876)

Cash and cash equivalents at beginning of period	135,713	223,914

Cash and cash equivalents at end of period	$128,818	$134,038

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$—	$—
Taxes	$—	$—
Common stock issued in exchange for consulting
services	$12,000	$14,000
Common stock issued for payment of accounts payable	$26,000	$—
Note payable issued for payment of accounts payable	$5,000	$—

Preferred stock issued for extinguishment of note payable, accrued interest, and assumption of debt	$25,000	$50,000

The accompanying notes are an integral part of these financial statements.

AVALON OIL & GAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2015

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

On June 5, 2015 the Company entered into an agreement with AFS for $10,000 and the right of AFS to market the intellectual property Avalon acquired from Ronald Knight.

AVALON OIL & GAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2015

(Unaudited)

Principles of consolidation

The consolidated financial statements include the accounts of the Company and the Company’s subsidiary’s Oiltek, Inc., AFS Holdings, Inc., and Weyer Partners, LLC. All significant inter-company items have been eliminated in consolidation.

Basis of Preparation of Financial Statements

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q.  They do not include all of the information and footnotes required by Accounting Principles generally accepted accounting principles in United States America (“US GAAP”) for complete financial statements and related notes. The accompanying unaudited consolidated financial statements and related notes should be read in conjunction with the audited consolidated financial statements of the Company and notes thereto for the year ended March 31, 2015.

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (which include only normal recurring adjustments) necessary to present fairly the balance sheets of Avalon Oil and Gas Inc. and subsidiaries as of June 30, 2015 and the results of their operations and cash flows for the three months ended June 30, 2015 and 2014, and are not necessarily indicative of the results to be expected for the entire year.

Going Concern

The June 30, 2015, consolidated financial statements have been prepared assuming the Company will continue as a going concern. However, the Company has incurred a loss of $30,808,171 from inception through June 30, 2015, and has a working capital deficiency of $91,353 and stockholders’ equity of $1,943,854 as of June 30, 2015. These conditions raise substantial doubt about the ability of the Company to continue as a going concern. The Company currently has minimal revenue generating operations and expects to incur substantial operating expenses in order to expand its business. As a result, the Company expects to incur operating losses for the foreseeable future.  The Company will continue to seek equity and debt financing to meet our operating losses. The accompanying consolidated financial statements do not include any adjustments that might become necessary should the Company be unable to continue as a going concern.

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

June 30, 2015

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

Accounts Receivable and Receivables from the Joint Interest

Management periodically assesses the collectability of the Company's accounts receivable and receivables from the Joint Interest. Accounts determined to be uncollectible are charged to operations when that determination is made. The Company had an allowance for receivables from the Joint Interest of $132,811 and $131,236 as of June 30, 2015 and March 31, 2015.

Oil and Natural Gas Properties

The Company follows the full cost method of accounting for natural gas and oil properties.  Under the full cost concept, all costs incurred in acquiring, exploring, and developing properties cost center are capitalized when incurred and are amortized as mineral reserves in the cost center are produced, subject to a limitation that the capitalized costs not exceed the value of those reserves.  The unamortized costs relating to a property that is surrendered, abandoned, or otherwise disposed of are accounted for as an adjustment of accumulated amortization, rather than as a gain or loss that enters into the determination of net income, until all of the properties constituting the amortization base are disposed of, at which point gain or loss is recognized. All acquisition, exploration, and development costs are capitalized. The Company capitalizes all internal costs, including: salaries and related fringe benefits of employees directly engaged in the acquisition, exploration and development of natural gas and oil properties, as well as other identifiable general and administrative costs associated with such activities.  During the three month period ended June 30, 2015, no acquisition costs were capitalized. Oil and natural gas properties are reviewed for recoverability at least annually or when events or changes in circumstances indicate that its carrying value may exceed future undiscounted cash inflows. As of June 30, 2015 and March 31, 2015, the Company had not identified any such impairment.

AVALON OIL & GAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2015

(Unaudited)

Property and Equipment, net

Property and equipment is reviewed for recoverability when events or changes in circumstances indicate that its carrying value may exceed future undiscounted cash inflows. As of June 30, 2015 and March 31, 2015, the Company had not identified any such impairment. Repairs and maintenance are charged to operations when incurred and improvements and renewals are capitalized.

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

There was not any impairment loss for the three months ended June 30, 2015 and 2014.

Should the sum of the expected cash flows be less than the carrying amount of assets being evaluated, an impairment loss would be recognized. The impairment loss would be calculated as the amount by which the carrying amount of the assets, exceed fair value. Estimated amortization of intangible assets over the next five years is as follows:

March 31,

2016	$31,938
2017	10,650

$42,588

AVALON OIL & GAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2015

(Unaudited)

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

Earnings (loss) per Common Share

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

June 30, 2015

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

Recently Issued Accounting Pronouncements

As of September 10, 2015, The FASB has issued up to ASU 2015 - 15, which are not expected to have a material impact on the consolidated financial statements upon adoption.

AVALON OIL & GAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2015

(Unaudited)

NOTE 2: RECEIVABLE FROM JOINT INTERESTS

The Company is the operator of certain wells acquired in the Expanded Bedford Agreement (see note 4).  Pursuant to an operating agreement (the “Operating Agreement”), the Company charges the other owners of the Grace Wells for their pro-rata share of operating and workover expenses.  These receivables are carried on the Company’s balance sheet as Receivable from Joint Interests. At June 30, 2015 and March 31, 2015, the amount of these receivables is $152,811 and $151,236, respectively. As of June 30, 2015 and March 31, 2015, the Company deemed the collectability of the receivable from joint interests in the amount of $132,811 and 131,236, respectively as unlikely.

NOTE 3: DEPOSITS AND PREPAID EXPENSES

The Company previously advanced $279,400 toward the purchase of properties.

In 2014 the Company had prepaid consulting fees in the amount of $100,000 which is being amortized over 36 months. Amortization through June 30, 2015 and March 31, 2015 was $18,787 and $10,454, respectively.

	June 30, 2015	March 31, 2015
Deposits on wells	$279,400	$279,400
Prepaid consulting fees	100,000	100,000
	379,400	379,400
Less: Accumulated amortization on prepaid fees	(18,787)	(10,454)
Total	$360,613	$368,946

NOTE 4: PROPERTY AND EQUIPMENT, NET

A summary of property and equipment at June 30, 2015 and March 31, 2015 is as follows:

	June 30, 2015	March 31, 2015
Office Equipment	$41,778	$41,778
Vehicles	22,657	22,657

	64,435	64,435
Less: Accumulated depreciation	(47,443)	(46,310)
Total	$16,992	$18,125

Depreciation expense for the three month periods ended June 30, 2015 and 2014 was $1,133 and $1,333, respectively.

NOTE 5: INTELLECTUAL PROPERTY RIGHTS, NET

A summary of the intellectual property rights at June 30, 2015 and March 31, 2015, are as follows:

	June 30, 2015	March 31, 2015
	(Unaudited)
Ultrasonic Mitigation Technology	$425,850	$425,850
Less: accumulated amortization	(383,262)	(372,616)
Total	$42,588	$53,234

Amortization expense for the three months period ended June 30, 2015 and 2014 was $10,646.

NOTE 6: OIL AND GAS PROPERTY ACTIVITY

The table below shows the Company’s working interests in the Grace Wells as of June 30, 2015.  There were not any additional acquisitions during the three months period ended June 30, 2015.

Well	Working Interest
Grace #1	65.25%
Grace #2	55.75%
Grace #3	64.00%
Grace #5A	52.00%
Grace #6	58.00%

AVALON OIL & GAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2015

(Unaudited)

NOTE 6: OIL AND GAS PROPERTY ACTIVITY (Continued)

Producing oil and gas properties consist of the following at June 30, 2015 and March 31, 2015:

	June 30,	March 31,
	2015	2015
	(Unaudited)
Lincoln County, Oklahoma	$111,402	$111,402

Lipscomb County, Texas	250,082	250,082
Miller County, Arkansas	132,909	132,909
Ward Petroleum Assets	290,500	290,500
Kensington Energy Assets	120,000	120,000
Other Properties	332,185	332,185
Total Properties	1,237,078	1,237,078

Asset retirement cost, net	36,952	37,676
Property impairments	(481,072)	(481,072)
Less: Depletion	(557,188)	(554,399)
Net	$235,770	$239,283

For the three month period ended June 30, 2015 and 2014, depletion per Bbl was $6.85 and $5.12.

NOTE 7: ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consisted of the following:

	June 30, 2015	March 31, 2015
	(Unaudited)
Accounts payable	$79,674	$371,722
Accrued interest	57,151	62,030
Total	$136,825	$433,752

NOTE 8: NOTES PAYABLE

Notes Payable are summarized as follows:

Note
Amount
March 31, 2015:
Notes payable – long-term portion	$-0-
Notes payable – current portion	224,300
Total	$224,300

AVALON OIL & GAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2015

(Unaudited)

Note
Amount
June 30, 2015 (Unaudited):
Notes payable – long-term portion	$-0-
Notes payable – current portion	204,300
Total	$204,300

NOTE 9: RELATED PARTY TRANSACTIONS

Notes Payable

On April 21, 2011, Mr. Rodriguez advanced the Company $35,000. As of June 30, 2015 and March 31, 2015, amount outstanding is $20,000. This note does not accrue interest and is due on demand.

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

During the three months ended June 30, 2015 and 2014, the Company incurred $10,000 in Series A preferred stock dividends, and paid $13,500 and $19,000 for the three months ended June 30, 2015 and 2014. As of June 30, 2015 and March 31, 2015, the accrued balance due Mr. Rodriguez was $29,450 and $32,950 respectively. The liquidation preference as of June 30, 2015 and March 31, 2015 was $529,450 and $532,950 or $52,945 and $53,295 per share.

AVALON OIL & GAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2015

(Unaudited)

Employment Agreements

In 2009, Mr. Rodriguez, our President, was under an employment agreement dated April 1, 2008 that expires on March 31, 2016, pursuant to which he was compensated at an annual rate of $120,000. On April 1, 2011 Mr. Rodriguez voluntarily reduced his compensation to an annual rate of $48,000, subject to an increase by the Company’s Board of Directors.  The Company charged to operations the amount of $12,000 for the three month periods ended June 30, 2015 and 2014, of which $21,882 and $11,500 was paid to him during the three month periods ending June 30, 2015 and 2014, respectively.  As of June 30, 2015, and March 31, 2015, the balances of accrued and unpaid salaries were $201,435 and $211,317.

NOTE 10: INCOME TAXES

Deferred income taxes result from the temporary difference arising from the use of accelerated depreciation methods for income tax purposes and the straight-line method for financial statement purposes, and an accumulation of Net Operating Loss carry-forwards for income tax purposes with a valuation allowance against the carry-forwards for book purposes.

In assessing the value of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Included in deferred tax assets are Federal and State net operating loss carry forwards of $30,808,171, which will expire beginning in 2028.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon our cumulative losses through June 30, 2015, we have provided a valuation allowance reducing the net realizable benefits of these deductible differences to $0 at June 30, 2015.  The amount of the deferred tax asset considered realizable could change in the near term if projected future taxable income is realized.  Due to significant changes in the Company's ownership, the Company's future use of its existing net operating losses may be limited.

NOTE 11: STOCKHOLDERS' EQUITY

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock, par value $0.10 per share.

Series A Preferred Stock

In June, 2002, our Board of Directors authorized the issuance of 100 shares of Series A Preferred Stock. The 100 shares of Series A Preferred Stock, issued to an officer/director as payment for $500,000 in promissory notes, are convertible into the number of shares of common stock sufficient to represent 40 percent (40%) of the fully diluted shares outstanding after their issuance. The Series A Preferred Stock pays an eight percent (8%) dividend. The dividends are cumulative and payable quarterly. The Series A Preferred Stock carries liquidating preference, over all other classes of stock, equal to the amount paid for the stock plus any unpaid dividends. The Series A Preferred Stock provides for voting rights on an "as converted to common stock" basis.

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

As of June 30, 2015, the Company has 100 shares of Series A preferred stock issued and outstanding.

During the three months ended June 30, 2015 and 2014, the Company incurred $10,000 in Series A preferred stock dividends, and paid $13,500 and $19,000 for the three months ended June 30, 2015 and 2014. As of June 30, 2015 and March 31, 2015, the accrued balance due Mr. Rodriguez was $29,450 and $32,950 respectively. The liquidation preference as of June 30, 2015 and March 31, 2015 was $529,450 and $532,950 or $52,945 and $53,295 per share.

Series B Preferred Stock

In March, 2013, our Board of Directors authorized the issuance of 2,000 shares of Series B Preferred Stock, (the "Series B Preferred Stock").  The face amount of share of the Series B Preferred Stock is $1,000.  As of June 30, 2015 and March 31, 2015, the Company has 1,750 and 1,625 shares of Series B preferred stock respectively issued and outstanding.

AVALON OIL & GAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2015

(Unaudited)

NOTE 11: STOCKHOLDERS' EQUITY (continued)

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

During the three month period ended June 30, 2015, the Company issued 125 shares of Series B Preferred Stock, 25 shares in exchange for a $25,000 promissory note and 100 shares for an investment of $100,000.

During the three month periods ended June 30, 2015 and 2014, the Company incurred $38,250 and $30,377 in dividends on Series B preferred stock.  The Company did not pay any dividends for the three month period ended June 30, 2015 and paid $16,000 for the period ended June 30, 2014. The liquidation preference as of June 30, 2015 and March 31, 2015 was $1,788,250 and $1,625,000 or $1,788.25 or $1,625.00 per share, respectively.

Total dividends payable from both A and B preferred shares at June 30, 2015 and March 31, 2015 were $67,700 and $32,950 respectively

Common Stock

During the three month period ended June 30, 2015 the Company issued the following shares:

On April 2, 2015 we issued 300,000 shares of our Common Stock to our directors for their services. The shares were valued at $12,000 or $0.04 per share and were valued based on the midpoint between the closing bid and offer price of the Company's common stock on the date the shares were issued.

On June 25, 2015, the company issued 650,000 shares of Common Stock, paid $5,000 in cash and issued a $5,000 promissory note for settlement of an account payable of $280,972.06. The shares were valued at $26,000 or $0.04 per share. The value of the shares was based on the closing bid price of the Company's common stock on the date the Agreement was executed by the Company. $244,972 was treated as a gain from this transaction.

AVALON OIL & GAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2015

(Unaudited)

Warrants

There are no warrants outstanding as of June 30, 2015 and March 31, 2015.

NOTE 12: TECHNOLOGY LICENSE AGREEMENTS

On December 1, 2014, the Company entered into an exclusive license agreement for anti-corrosion technology from Ronald Knight in exchange for three hundred thousand (300,000) shares of our common stock. This license calls for an earned royalty of three percent (3.00%) on sales of licensed products and services as they may relate to corrosion prevention and maintenance of sump pumps at gasoline and diesel dispensing locations, including, but not limited to gas stations, convenience stores, trucking companies, bus companies, and any other locations where gasoline and/or diesel is dispensed. We did not have any revenue for the period from December 1, 2014 through June 30, 2015.

NOTE 13: EARNINGS (LOSS) PER SHARE

ASC 260-10-45 requires a reconciliation of the numerator and denominator of the basic and diluted earnings per share (EPS) computations. We have included the basic and diluted earnings per share (EPS) computation for the three month period ended June 30, 2015.

Basic and diluted earnings per share for each of the periods presented is calculated as follows:

	For the three months ended June 30,	For the three months ended June 30,
	2015	2014
	(Unaudited)	(Unaudited)
Net income (loss) attributable to Avalon Oil & Gas, Inc.	$138,952	$(102,618)
Preferred stock dividends	(48,250)	(40,377)
Net income (loss) attributable to common shareholders of Avalon Oil & Gas, Inc. (numerator for basic earnings per share)	90,702	(142,995)
Dividend for Series A convertible preferred stock	10,000	—
Net income (loss) attributable to common shareholders of Avalon Oil & Gas, Inc. (numerator for diluted earnings per share)	100,702	(142,995)

Weighted average number of common shares outstanding - Basic	16,877,183	11,805,315
Effect of diluted securities:
Convertible amount of Common Shares	11,665,375	—
Weighted average number of common shares outstanding - Diluted	28,542,558	11,805,315

Earnings (loss) per share- Basic	$0.005	$(0.012)
Earnings (loss) per share- Diluted	$0.004	$(0.012)

For the three months end June 30, 2015, convertible note payable with the principal amount of $164,300 was not included in the calculation of the diluted earnings per share because the effect is anti-dilutive.

For the three months end June 30, 2014, convertible note payable with the principal amount of $489,750 was not included in the calculation of the diluted earnings per share because the effect is anti-dilutive.

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

.

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

On December 15, 2014, the Company renewed its Technology Scouting Agreement with IP TechEx for an additional three (3) years.

GOING CONCERN

The June 30, 2015, financial statements have been prepared assuming the Company will continue as a going concern. However, the Company has incurred a loss of $30,808,171 from inception through June 30, 2015, and has a working capital deficiency of $91,353 and stockholders’ equity of $1,943,854 as of June 30, 2015. The Company currently has minimal revenue generating operations and expects to incur substantial operating expenses in order to expand its business. As a result, the Company expects to incur operating losses for the foreseeable future.  The Company will continue to seek equity and debt financing to meet our operating losses.  The accompanying consolidated financial statements do not include any adjustments that might become necessary should the Company be unable to continue as a going concern.

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

Results of Operations

Results of Operations

Three month periods ended June 30, 2015 compared to the three month period ended June 30, 2014:

Revenues

Revenues for the three months ended June 30, 2015 were $8,531, a decrease of $15,970 or approximately 65% compared to revenue of $24,501 for the three months ended June 30, 2014.  Revenues decreased as a result of the lower market price of oil and natural gas.

Lease Operating Expenses

During the three months ended June 30, 2015, our lease operating expenses were $10,547, a decrease of $9,000 or approximately 46% compared to $19,547 for the three months ended June 30, 2014.  The decrease was due to the completion of workover expense on the Company's properties in Miller County, Arkansas.

Selling, General, and Administrative Expenses

Selling, general and administrative expenses for the three months ended June 30, 2015 were $74,053, an increase of $617 or approximately 1% compared to selling, general and administrative expenses of $73,436 during the three months ended June 30, 2014.   Selling, general and administrative expenses for the three months ended June 30, 2014 consisted primarily of payroll and related costs of $12,000, legal and accounting fees in the amount of $16,400, travel and entertainment expenses of $28,176, facilities costs in the amount of $3,000, and office and miscellaneous expenses of $14,477.

Stock Based Compensation

Non-cash compensation for the three months ended June 30, 2015 was $20,333, compared to non-cash compensation of $14,000 for the three months ended June 30, 2014, or an increase of 6,333 or 45%.  The incense was the result of a the amortization of shares issued to Consultants for services rendered,

Depreciation, Depletion, and Amortization

Depreciation, Depletion, and Amortization was $14,568 for the three months ended June 30, 2015, a decrease of $5,064 or approximately 26% compared to $19,632 for the three months ended June 30, 2014.  The decrease was due to lower depletion costs during the three months ended June 30, 2015.

Interest Income, net of Interest Expense

Interest income was $4,950 for the three months ended June 30, 2015 compared to interest expense of $10,604 for the three months ended June 30, 2014. The interest income was due to the forgiveness of interest on a $25,000 promissory note that was exchanged for 25 shares of the Company’s Series B Preferred Stock.

Net Income (Loss)

Our net income for the three months ended June 30, 2015, was $138,952 an increase of $241,750 or approximately 235% compared to a net loss of $102,618, during the three months ended June 30, 2014. The increase in net income was due to a gain on the settlement of an account payable of $280,972.06 for $5,000 in cash, a $5,000 promissory note and 650,000 shares of the Company’s common stock.

LIQUIDITY AND CAPITAL RESOURCES

The June 30, 2015, financial statements have been prepared assuming the Company will continue as a going concern. However, the Company has incurred a loss of $30,808,171 from inception through June 30, 2015, and has a working capital deficiency of $91,353 and stockholders’ equity of $1,943,854 as of June 30, 2015. The Company currently has minimal revenue generating operations and expects to incur substantial operating expenses in order to expand its business. As a result, the Company expects to incur operating losses for the foreseeable future.  The Company will continue to seek equity and debt financing to meet our operating losses.  The accompanying consolidated financial statements do not include any adjustments that might become necessary should the Company be unable to continue as a going concern.

Our cash and cash equivalents were $128,818 on June 30, 2015, compared to $135,713 on March 31, 2015. We met our liquidity needs through the issuance of our common and preferred stock for cash and the revenue derived from our oil and gas operations.

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

Investing activities

During the three months ended June 30, 2015, we invested $714 a decrease of $4,285 compared $4,999 or 85% during the three months ended June 30, 2014.

Financing Activities

During three months ended June 30, 2015, we received $100,000 from the sale of preferred stock and paid dividends on preferred stock of $13,500. During the three months ended June 30, 2014, we received did not receive any cash from the sale of common stock or preferred stock and paid dividends on preferred stock of $35,000.

Operating activities

Our net income for the three months ended June 30, 2015, was $138,952 an increase of $241,570 or approximately 235% compared to a net loss of $102,618, during the three months ended June 30, 2014. The increase in net income was due to a gain on the settlement of an account payable of 280,972.06, for $5,000 in cash, the issuance of a $5,000 promissory note and the issuance of 650,000 shares of the Company’s common stock. The common stock was valued at $.04 per share, and was based on the closing bid price.

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

PART II

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three month period ended June 30, 2015, The Company issued 125 shares of Series B Preferred Stock, 100 shares to an accredited investor for $100,000 for cash and 25 shares to an accredited investor in exchange of a $25,000 promissory note.

During the three month period ended June 30, 2015, The Company issued 950,000 shares of Common Stock, as follows: .

We issued 650,000 shares of our common stock, paid $5,000 in cash and issued a $5,000 promissory note to settle an account payable of $280,972.06. The common stock was valued at $.04 per share, and was based on the closing bid price.

We issued 300,000 shares of our common stock to our Director’s for services rendered. The 300,000 shares were valued at $0.04 shares or $12,000. The price was based on the closing bid price of the Company’s Common Stock on the date that shares were granted to the Directors.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

N/A

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

Avalon Oil & Gas, Inc.

Date: September 10, 2015	By:	/s/ Kent Rodriguez
Kent Rodriguez
Chief Executive Officer
Chief Financial and Accounting Officer

