Form 10-Q
period 2015-09-30
Avalon Oil & Gas, Inc.
filed 2015-11-23
CIK 918573

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

____________

FORM 10-Q

____________

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

17,498,062 shares of our common stock were issued and outstanding as of November 12, 2015.

1

Avalon Oil & Gas, Inc.
Consolidated Balance Sheets

	September 30,	March 31,
	2015	2015
	(Unaudited)
Assets

Current Assets:
Cash and cash equivalents	$175,488	$135,713
Accounts receivable, net of allowance for doubtful accounts of $0 and $0	28,833	33,344
Notes receivable	10,714	11,429
Deposits and prepaid expenses	352,280	368,946
Receivables from joint interest, net of allowance for doubtful accounts of $131,239 and $131,236	20,000	20,000

Total current assets	587,315	569,432

Property and equipment, net	15,859	18,125
Unproven oil & gas properties	1,867,183	1,867,183
Producing oil & gas properties, net	229,737	239,283
Intellectual property rights, net	31,942	53,234

Total Assets	$2,732,036	$2,747,257

The accompanying notes are an integral part of these financial statements.

Avalon Oil & Gas, Inc.
Consolidated Balance Sheets (Continued)

	September 30,	March 31,
	2015	2015
	(Unaudited)
Liabilities and Equity

Current Liabilities:
Accounts payable and accrued liabilities	163,944	433,751
Accrued payroll - related parties	198,965	211,317
Dividends payable	110,200	32,950
Accrued liabilities to joint interest	10,567	10,567
Notes payable - related party	20,000	20,000
Notes payable	199,300	224,300

Total current liabilities	702,976	932,885

Accrued asset retirement obligation (ARO) liability	130,431	124,220

Total Liabilities	833,407	1,057,105

Equity

Preferred stock, 1,000,000 authorized
Preferred stock, Series A, $.10 par value, 100 shares authorized; 100 shares issued and outstanding as of September 30, 2015 and March 31, 2015, respectively liquidation preference of $531,450 and $ 532,950 as of September 30, 2015 and March 31, 2015, respectively	10	10
Preferred stock, Series B, $.10 par value, 2,000 shares authorized; 1,825 and 1,625 shares issued and outstanding liquidation preference of $1,903,750 and $1,625,000 as of September 30, 2015 and March 31, 2015, .respectively	185	164
AFS Holdings, Inc. (Subsidiary):
Preferred stock, Series A, $.001 par value, 1,000 shares authorized; 50 shares and 0 shares issued and outstanding as of September 30, 2015 and March 31, 2015 respectively liquidation preference of $50,000 and $0 as of September 30, 2015 and March 31, 2015, respectively	—	—
Common stock, $.001 par value: 200,000,000 shares authorized 17,498,062 and 16,548,062 shares issued and outstanding at September 30, 2015 and March 31, 2015, respectively	17,499	16,549
Additional paid in capital	32,859,331	32,572,302
Accumulated deficit	(30,978,796)	(30,898,873)
Total Avalon Oil & Gas Inc. Stockholders' Equity	1,898,229	1,690,152
Non-controlling interest	400	—
Total equity	1,898,629	1,690,152

Total Liabilities and Equity	$2,732,036	$2,747,257

The accompanying notes are an integral part of these financial statements.

Avalon Oil & Gas, Inc.
Consolidated Statements of Operations

	For the Three	For the Three
	Months ended	Months ended
	September 30, 2015	September 30, 2014
	(Unaudited)	(Unaudited)

Oil & Gas Sales	$15,373	$38,433

Operating expenses:
Lease operating expense, severance taxes and ARO accretion	16,359	19,246
Selling, general and administrative expenses	89,702	104,244
Stock based compensation	8,333	—
Depreciation, depletion, and amortization	17,088	20,600

Total operating expenses	131,482	144,090

Operating loss	(116,109)	(105,657)

Other income (expense):

Interest expense, net	(4,016)	(10,717)

Total other expense	(4,016)	(10,717)

Loss before income tax	(120,125)	(116,374)

Provision for income taxes	—	—

Net loss	$(120,125)	$(116,374)

Preferred stock dividends	$(50,500)	$(40,596)

Net loss attributable to common shareholders	$(170,625)	$(156,970)

Net loss per share - basic and diluted	$(0.010)	$(0.013)

Weighted average shares outstanding - basic and diluted	17,498,062	11,858,062

The accompanying notes are an integral part of these financial statements.

Avalon Oil & Gas, Inc.
Consolidated Statements of Operations

	For the Six	For the Six
	Months ended	Months ended
	September 30, 2015	September 30, 2014
	(Unaudited)	(Unaudited)

Oil & Gas Sales	$23,904	$62,934

Operating expenses:
Lease operating expense, severance taxes and ARO accretion	26,906	38,793
Selling, general and administrative expenses	163,755	177,680
Stock based compensation	28,666	14,000
Depreciation, depletion, and amortization	31,656	40,232

Total operating expenses	250,983	270,705

Operating loss	(227,079)	(207,771)

Other income (expense):

Other miscellaneous income	—	10,100
Gain on settlement of trade payables	244,972	—
Interest income (expense), net	934	(21,321)

Total other income (expense)	245,906	(11,221)

Income (loss) before income tax	18,827	(218,992)

Provision for income taxes	—	—

Net income (loss)	$18,827	$(218,992)

Preferred stock dividends	$(98,750)	$(80,973)

Net loss attributable to common shareholders	$(79,923)	$(299,965)

Net loss per share - basic and diluted	$(0.005)	$(0.025)

Weighted average shares outstanding - basic and diluted	17,189,319	11,831,832

The accompanying notes are an integral part of these financial statements.

Avalon Oil & Gas, Inc.
Consolidated Statement of Cash Flows

	For the Six	For the Six
	Months ended	Months ended
	September 30, 2015	September 30, 2014
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net income (loss)	$18,827	$(218,992)
Adjustments to reconcile net loss to net cash used
in operating activities:
Stock issued for services	12,000	14,000
Non-cash consulting services	16,666	—
(Gain) on forgiveness of debt	(244,972)	—
(Gain) on forgiveness of interest payable	(11,375)	—
Depreciation	2,266	2,267
Depletion	8,098	16,673
Depreciation and ARO liability	1,448	1,448
Amortization of intangible assets	21,292	21,294
Net change in operating assets and liabilities:
Accounts receivable	4,511	(7,807)
Accounts payable and other accrued expenses	5,589	26,348
Asset retirement obligation	6,211	5,647

Net cash used in operating activities	(159,439)	(139,122)

Cash flows from investing activities:
Acquisition of oil producing assets		(120,000)
Principal payments received on notes receivable	714	6,428

Net cash provided by (used in ) investing activities	714	(113,572)

Cash flows from financing activities:
Notes payable	(5,000)	60,000
Series B Preferred Stock issued for cash	225,000	175,000
Dividends paid	(21,500)	(41,500)

Net cash provided by financing activities	198,500	193,500

The accompanying notes are an integral part of these financial statements.

Avalon Oil & Gas, Inc.
Consolidated Statement of Cash Flows (Continued)

	For the Six	For the Six
	Months ended	Months ended
	September 30, 2015	September 30, 2014
	(Unaudited)	(Unaudited)
Net increase (decrease) in cash and cash equivalents	39,775	(59,194)

Cash and cash equivalents at beginning of period	135,713	223,914

Cash and cash equivalents at end of period	$175,488	$164,720

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$—	$—
Taxes	$—	$—
Common stock issued in exchange for consulting services	$12,000	$14,000
Common stock issued for payment of accounts payable	$26,000	$—
Note payable issued for payment of accounts payable	$5,000	$—
Preferred stock issued for extinguishment of note payable, accrued interest, and assumption of debt	$25,000	$50,000

The accompanying notes are an integral part of these financial statements.

AVALON OIL & GAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2015

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

On May 9, 2014, the Company formed AFS Holdings, Inc., (“AFS”) a Nevada Corporation. As of September 30, 2015 the Company owns 96.8% of the outstanding common shares of AFS Holding, Inc. AFS was formed to leverage the Company’s relationship with IP TechEx, and market technology licensed from IP TechEx. AFS is consolidated in these financial statements.

On June 1, 2015, AFS entered into a technology license agreement with Avalon Oil & Gas, Inc., a related party majority shareholder of AFS. Under the terms of the agreement, AFS shall pay to Avalon Oil & Gas, Inc. $300,000 no later than December 31, 2015 together with 5% of the gross receipts received by AFS for the use of the licensed technology. The Company consolidates AFS’s assets, liabilities, income and expenses and inter-company transactions were eliminated for purposes of these financial statements. On June 10, 2015, AFS sold 3,000,000 shares of Common Stock to the Company for $10,000 and 100,000 shares to the Directors of the Company for $400.

AVALON OIL & GAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2015

(Unaudited)

On October 5, 2015, the Articles of Incorporation of AFS were amended. Pursuant to the amended articles of incorporation, AFS is authorized to issue 250,000,000 shares of common stock, each having a par value of $0.001, with each share of common stock entitled to one vote for all matters on which a shareholder vote is required or requested. AFS was also authorized to issue 5,000,000 shares of Preferred Stock, par value $0.001, of which 1,000 shares were designated as Series A Preferred Stock.

On October 23, 2015, AFS filed a registration statement on Form S-1 with the Securities and Exchange Commission, in order to register shares to be sold by AFS. AFS has not yet received comments on the registration statement.

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

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (which include only normal recurring adjustments) necessary to present fairly the balance sheets of Avalon Oil and Gas Inc. and subsidiaries as of September 30, 2015 and the results of their operations and cash flows for the three and six months ended September 30, 2015 and 2014, and are not necessarily indicative of the results to be expected for the entire year.

Going Concern

The September 30, 2015, consolidated financial statements have been prepared assuming the Company will continue as a going concern. However, the Company has incurred a loss of $30,978,796 from inception through September 30, 2015, and has a working capital deficiency of $115,661 and stockholders’ equity of $1,898,229 as of September 30, 2015. These conditions raise substantial doubt about the ability of the Company to continue as a going concern. The Company currently has minimal revenue generating operations and expects to incur substantial operating expenses in order to expand its business. As a result, the Company expects to incur operating losses for the foreseeable future.  The Company will continue to seek equity and debt financing to meet our operating losses. The accompanying consolidated financial statements do not include any adjustments that might become necessary should the Company be unable to continue as a going concern.

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

September 30, 2015

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

Accounts Receivable and Receivables from the Joint Interest

Management periodically assesses the collectability of the Company's accounts receivable and receivables from the Joint Interest. Accounts determined to be uncollectible are charged to operations when that determination is made. The Company had an allowance for receivables from the Joint Interest of $131,239 and $131,236 as of September 30, 2015 and March 31, 2015.

Oil and Natural Gas Properties

The Company follows the full cost method of accounting for natural gas and oil properties.  Under the full cost concept, all costs incurred in acquiring, exploring, and developing properties cost center are capitalized when incurred and are amortized as mineral reserves in the cost center are produced, subject to a limitation that the capitalized costs not exceed the value of those reserves.  The unamortized costs relating to a property that is surrendered, abandoned, or otherwise disposed of are accounted for as an adjustment of accumulated amortization, rather than as a gain or loss that enters into the determination of net income, until all of the properties constituting the amortization base are disposed of, at which point gain or loss is recognized. All acquisition, exploration, and development costs are capitalized. The Company capitalizes all internal costs, including: salaries and related fringe benefits of employees directly engaged in the acquisition, exploration and development of natural gas and oil properties, as well as other identifiable general and administrative costs associated with such activities.  During the three month and six month periods ended September 30, 2015, no acquisition costs were capitalized. Oil and natural gas properties are reviewed for recoverability at least annually or when events or changes in circumstances indicate that its carrying value may exceed future undiscounted cash inflows. As of September 30, 2015 and March 31, 2015, the Company had not identified any such impairment.

Property and Equipment, net

Property and equipment is reviewed for recoverability when events or changes in circumstances indicate that its carrying value may exceed future undiscounted cash inflows. As of September 30, 2015 and March 31, 2015, the Company had not identified any such impairment. Repairs and maintenance are charged to operations when incurred and improvements and renewals are capitalized.

AVALON OIL & GAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2015

(Unaudited)

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

There was not any impairment loss for the three and six months ended September 30, 2015 and 2014.

Should the sum of the expected cash flows be less than the carrying amount of assets being evaluated, an impairment loss would be recognized. The impairment loss would be calculated as the amount by which the carrying amount of the assets, exceed fair value. Estimated amortization of intangible assets over the next five years is as follows:

March 31,

2016	$21,292
2017	10,650

$31,942

AVALON OIL & GAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2015

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

Non-controlling interest

The Company accounts for non-controlling interest in accordance with ASC Topic 810-10-45, which requires the Company to present non-controlling interests as a separate component of total shareholders’ equity on the consolidated balance sheet and the consolidated net income attributable to the parent and the non-controlling interest be clearly identified and presented on the face of the consolidated income and comprehensive income statement. ASC Topic 810-10-45 also requires that losses attributable to the parent and the non-controlling interest in a subsidiary be attributed to those interests even if it results in a deficit non-controlling interest balance.

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

September 30, 2015

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

Recently Issued Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective accounting standards if currently adopted could have a material effect on the accompanying financial statements.

NOTE 2: RECEIVABLE FROM JOINT INTERESTS

The Company is the operator of certain wells acquired in the Expanded Bedford Agreement (see note 4).  Pursuant to an operating agreement (the “Operating Agreement”), the Company charges the other owners of the Grace Wells for their pro-rata share of operating and workover expenses.  These receivables are carried on the Company’s balance sheet as Receivable from Joint Interests. At September 30, 2015 and March 31, 2015, the amounts of these receivables are $151,239 and $151,236, respectively. As of September 30, 2015 and March 31, 2015, the Company deemed the collectability of the receivable from joint interests in the amount of $131,239 and $131,236, respectively as unlikely and reserved for $131,239 and $131,236, respectively.

NOTE 3: DEPOSITS AND PREPAID EXPENSES

The Company previously advanced $279,400 toward the purchase of properties.

In 2014 the Company had prepaid consulting fees in the amount of $100,000 which is being amortized over 36 months. Amortization through September 30, 2015 and March 31, 2015 was $27,120 and $10,454, respectively.

	September 30, 2015	March 31, 2015
Deposits on wells	$279,400	$279,400
Prepaid consulting fees	100,000	100,000
	379,400	379,400
Less: Accumulated amortization on prepaid fees	(27,120)	(10,454)
Total	$352,280	$368,946

AVALON OIL & GAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2015

(Unaudited)

NOTE 4: PROPERTY AND EQUIPMENT, NET

A summary of property and equipment at September 30, 2015 and March 31, 2015 is as follows:

	September 30, 2015	March 31, 2015
Office Equipment	$41,778	$41,778
Vehicles	22,657	22,657
	64,435	64,435
Less: Accumulated depreciation	(48,576)	(46,310)
Total	$15,859	$18,125

Depreciation expense for the three months periods ended September 30, 2015 and 2014 was $1,133 and $1,133, respectively.

Depreciation expense for the six months periods ended September 30, 2015 and 2014 was $2,266 and $2,266, respectively.

NOTE 5: INTELLECTUAL PROPERTY RIGHTS, NET

A summary of the intellectual property rights at September 30, 2015 and March 31, 2015, are as follows:

	September 30, 2015	March 31, 2015
	(Unaudited)
Ultrasonic Mitigation Technology	$425,850	$425,850
Less: accumulated amortization	(393,908)	(372,616)
Total	$31,942	$53,234

Amortization expense for the three months periods ended September 30, 2015 and 2014 was $10,646 and $10,646, respectively.

Amortization expense for the six months periods ended September 30, 2015 and 2014 was $21,292 and $21,292, respectively.

NOTE 6: OIL AND GAS PROPERTY ACTIVITY

The table below shows the Company’s working interests in the Grace Wells as of September 30, 2015.  There were not any additional acquisitions during the three and six month periods ended September 30, 2015.

Well	Working Interest
Grace #1	65.25%
Grace #2	55.75%
Grace #3	64.00%
Grace #5A	52.00%
Grace #6	58.00%

AVALON OIL & GAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2015

(Unaudited)

NOTE 6: OIL AND GAS PROPERTY ACTIVITY (Continued)

Producing oil and gas properties consist of the following at September 30, 2015 and March 31, 2015:

	September 30, 2015	March 31, 2015
	(Unaudited)

Lincoln County, Oklahoma	$111,402	$111,402
Lipscomb County, Texas	250,082	250,082
Miller County, Arkansas	132,909	132,909
Ward Petroleum Assets	290,500	290,500
Kensington Energy Assets	120,000	120,000
Other Properties	332,185	332,185
Total Properties	1,237,078	1,237,078

Asset retirement cost, net	36,228	37,676
Property impairments	(481,072)	(481,072)
Less: Depletion	(562,497)	(554,399)
Net	$229,737	$239,283

For the three and six months periods ended September 30, 2015, depletion per Bbl was $6.85 and $6.85, respectively.

For the three and six months periods ended September 30, 2014, depletion per Bbl was $5.12 and $5.12, respectively.

NOTE 7: ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consisted of the following:

	September 30, 2015	March 31, 2015
	(Unaudited)
Accounts payable	$102,709	$371,722
Accrued interest	61,240	62,030
Total	$163,949	$433,752

AVALON OIL & GAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2015

(Unaudited

NOTE 8: NOTES PAYABLE

Notes Payable are summarized as follows:

Note
Amount
March 31, 2015:
Notes payable – long-term portion	$-0-
Notes payable – current portion	224,300
Total	$224,300

Note
Amount
September 30, 2015 (Unaudited):
Notes payable – long-term portion	$-0-
Notes payable – current portion	199,300
Total	$199,300

NOTE 9: RELATED PARTY TRANSACTIONS

Notes Payable

On April 21, 2011, Mr. Rodriguez advanced the Company $35,000. As of September 30, 2015 and March 31, 2015, amount outstanding is $20,000. This note does not accrue interest and is due on demand.

Series A Convertible Preferred Stock

The 100 shares of Series A Convertible Preferred Stock were issued on June 3, 2002 as payment for $500,000 in promissory notes, are convertible into the number of shares of common stock sufficient to represent forty percent (40%) of the fully diluted shares outstanding after their issuance. The holder of these shares of Series A Convertible Preferred Stock is our President, Kent Rodriguez. The Series A Convertible Preferred Stock pays an eight percent (8%) dividend. The dividends are cumulative and payable quarterly. The Series A Convertible Preferred Stock carries liquidating preference, over all other classes of stock, equal to the amount paid for the stock plus any unpaid dividends. The Series A Convertible Preferred Stock provides for voting rights on an "as converted to common stock" basis.

The holders of the Series A Convertible Preferred Stock have the right to convert each share of preferred stock into a sufficient number of shares of common stock to equal 40% of the then fully-diluted shares outstanding. Fully diluted shares outstanding is computed as the sum of the number of shares of common stock outstanding plus the number of shares of common stock issuable upon exercise, conversion or exchange of outstanding options, and warrants. In the event that the Company does not have an adequate number of shares of Common Stock authorized, upon a conversion request, only the maximum allowable number of shares of Series A Convertible Preferred Stock shall convert into Common Stock and the remaining shares of Series A Convertible Preferred Stock shall convert upon lapse of the applicable restrictions.

During the three months ended September 30, 2015 and 2014, the Company incurred $10,000 and $10,000 in Series A Convertible Preferred Stock dividends, paid $8,000 and $6,500 for the three months ended September 30, 2015 and 2014. During the six months ended September 30, 2015 and 2014, the Company incurred $20,000 and $20,000 in Series A Convertible Preferred Stock dividends, and paid $ 21,500 and $25,500 for the six months ended September 30, 2015 and 2014. As of September 30, 2015 and March 31, 2015, the accrued balance due Mr. Rodriguez was $31,450 and $32,950 respectively. The liquidation preference of Series A Convertible Preferred Stock as of September 30, 2015 and March 31, 2015 was $531,450 and $532,950 or $5,315 and $5,330 per share.

AVALON OIL & GAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2015

(Unaudited)

Employment Agreements

In 2009, Mr. Rodriguez, our President, was under an employment agreement dated April 1, 2008 that expires on March 31, 2016, pursuant to which he was compensated at an annual rate of $120,000. On April 1, 2011 Mr. Rodriguez voluntarily reduced his compensation to an annual rate of $48,000, subject to an increase by the Company’s Board of Directors.  The Company charged to operations the amount of $12,000 and $24,000 for the three and six month periods ended September 30, 2015 and 2014, of which $14,470 and $36,352 was paid to him during the three month and six month periods ending September 30, 2015, and $10,950 and $22,450 during the three and six month periods ending September 30, 2014 respectively.  As of September 30, 2015, and March 31, 2015, the balances of accrued and unpaid salaries were $198,965 and $211,317.

NOTE 10: INCOME TAXES

Deferred income taxes result from the temporary difference arising from the use of accelerated depreciation methods for income tax purposes and the straight-line method for financial statement purposes, and an accumulation of Net Operating Loss carry-forwards for income tax purposes with a valuation allowance against the carry-forwards for book purposes.

In assessing the value of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Included in deferred tax assets are Federal and State net operating loss carry forwards of $30,978,396, which will expire beginning in 2028.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon our cumulative losses through September 30, 2015, we have provided a valuation allowance reducing the net realizable benefits of these deductible differences to $0 at September 30, 2015.  The amount of the deferred tax asset considered realizable could change in the near term if projected future taxable income is realized.  Due to significant changes in the Company's ownership, the Company's future use of its existing net operating losses may be limited.

NOTE 11: STOCKHOLDERS' EQUITY

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock, par value $0.10 per share.

Series A Convertible Preferred Stock

The 100 shares of Series A Convertible Preferred Stock were issued on June 3, 2002 as payment for $500,000 in promissory notes, are convertible into the number of shares of common stock sufficient to represent forty percent (40%) of the fully diluted shares outstanding after their issuance. The holder of these shares of Series A Convertible Preferred Stock is our President, Kent Rodriguez. The Series A Convertible Preferred Stock pays an eight percent (8%) dividend. The dividends are cumulative and payable quarterly. The Series A Convertible Preferred Stock carries liquidating preference, over all other classes of stock, equal to the amount paid for the stock plus any unpaid dividends. The Series A Convertible Preferred Stock provides for voting rights on an "as converted to common stock" basis.

The holders of the Series A Convertible Preferred Stock have the right to convert the preferred stock into shares of common stock such that if converted simultaneously, they shall represent forty percent (40%) of the fully diluted shares outstanding after their issuance. Fully diluted shares outstanding is computed as the sum of the number of shares of common stock outstanding plus the number of shares of common stock issuable upon exercise, conversion or exchange of outstanding options, warrants, or convertible securities.

AVALON OIL & GAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2015

(Unaudited)

As of September 30, 2015, the Company has 100 shares of Series A Convertible preferred stock issued and outstanding.

During the three months ended September 30, 2015 and 2014, the Company incurred $10,000 and $10,000 in Series A Convertible Preferred Stock dividends, paid $8,000 and $6,500 for the three months ended September 30, 2015 and 2014. During the six months ended September 30, 2015 and 2014, the Company incurred $20,000 and $20,000 in Series A Convertible Preferred Stock dividends, and paid $ 21,500 and $25,500 for the six months ended September 30, 2015 and 2014. As of September 30, 2015 and March 31, 2015, the accrued balance due Mr. Rodriguez was $31,450 and $32,950 respectively. The liquidation preference of Series A Convertible Preferred Stock as of September 30, 2015 and March 31, 2015 was $531,450 and $532,950 or $5,315 and $5,330 per share.

Series B Preferred Stock

In March, 2013, our Board of Directors authorized the issuance of 2,000 shares of Series B Preferred Stock, (the "Series B Preferred Stock").  The face amount of share of the Series B Preferred Stock is $1,000.  As of September 30, 2015 and March 31, 2015, the Company has 1,825 and 1,625 shares of Series B preferred stock respectively issued and outstanding.

The Series B Preferred Stock accrues dividends at the rate of 9% per annum on the original purchase price for the shares. These dividends are payable annually, beginning in January 2014. We are prohibited from paying any dividends on our Common Stock until all accrued dividends are paid on our Series B Preferred Stock.  The Series B Preferred Stock ranks junior to the Series A Convertible Preferred Stock owned by our President and Chief Executive Officer, as to Dividends and to a distribution of assets in the event of a liquidation of assets.

The Holders of Series B Preferred Stock do not have any voting rights and their consent is not required to take any sort of corporate action.

During the three month period ended September 30, 2015, the Company issued 75 shares of Series B Preferred Stock, for an investment of $75,000.

During the six month period ended September 30, 2015, the Company issued 200 shares of Series B Preferred Stock, 25 shares in exchange for a $25,000 promissory note and 175 shares for an investment of $175,000. During the three month periods ended September 30, 2015 and 2014, the Company incurred $40,500 and $30,596 in dividends on Series B preferred stock.  The Company did not pay any dividends for the three or six months period ended September 30, 2015 and paid $16,000 for the six months period ended September 30, 2014. During the six month periods ended September 30, 2015 and 2014, the Company incurred $78,750 and $69,750 in dividends on Series B preferred stock. The liquidation preference of Series B Preferred Stock as of September 30, 2015 and March 31, 2015 was $1,903,750 and $1,625,000 or $1,043.15 or $1,000 per share, respectively. Dividends payable for Series B Preferred Stock at September 30, 2015 and March 31, 2015 were $78,750 and $0 respectively.

Total dividends payable from both Series A and Series B preferred shares at September 30, 2015 and March 31, 2015 were $110,200 and $32,950 respectively.

AFS Holdings, Inc. Series A Preferred Stock

On October 5, 2015, the Articles of Incorporation of AFS were amended to authorize the issuance of 5,000,000 shares of Preferred Stock, par value $0.001, of which 1,000 shares are designated as Series A Preferred Stock.

AFS Series A Preferred Stock accrues dividends at the rate of 12% per annum on the original purchase price for the shares. These dividends are payable annually in cash or the AFS Common Stock at the discretion of the Board of Directors, beginning in March 2016. AFS is prohibited from paying any dividends on AFS Common Stock until all accrued dividends are paid on our Series A preferred Stock. Upon liquidation, the Series A Preferred Stock shareholders shall be entitled to the stated value of each shares held, in addition to accrued and unpaid dividends, as long as AFS possesses the funds necessary to make payments. AFS may, at any time, redeem the shares of Series A Preferred Stock without the prior written consent of the Series A Preferred Stock shareholders. The Series A Preferred Stock ranks senior to AFS Common Stock in a distribution of assets in the event of a liquidation of assets.

On September 30, 2015, AFS issued 50 shares of its Series A Preferred Stock for $50,000 to an unaffiliated third party. The liquidation preference as of September 30, 2015 was $50,000 or $1,000 per share.

AVALON OIL & GAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2015

(Unaudited)

Common Stock

On June 10, 2015, the Company’s subsidiary AFS Holdings, Inc. issued us 3,000,000 shares of its Common Stock for $10,000 in cash. The shares were valued at $0.0033. The issuance was an isolated transaction not involving a public offering pursuant to Section 4(2) of the Securities Act of 1933.

On June 10, 2015, the Company’s subsidiary AFS Holdings, Inc., issued 100,000 shares of its Common Stock to their directors for their services. The shares were valued at $0.004. The issuance was an isolated transaction not involving a public offering pursuant to Section 4(2) of the Securities Act of 1933.

During the six months period ended September 30, 2015 the Company issued the following shares:

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

Warrants

There are no warrants outstanding as of September 30, 2015 and March 31, 2015.

NOTE 12: TECHNOLOGY LICENSE AGREEMENTS

On December 1, 2014, the Company entered into an exclusive license agreement for anti-corrosion technology from Ronald Knight in exchange for three hundred thousand (300,000) shares of our common stock. This license calls for an earned royalty of three percent (3.00%) on sales of licensed products and services as they may relate to corrosion prevention and maintenance of sump pumps at gasoline and diesel dispensing locations, including, but not limited to gas stations, convenience stores, trucking companies, bus companies, and any other locations where gasoline and/or diesel is dispensed. We did not have any revenue for the period from December 1, 2014 through September 30, 2015.

On June 1, 2015, the Company entered into a technology license agreement with AFS Holdings, Inc related to the anti-corrosion technology mentioned in the paragraph above. Under the terms of the agreement, the AFS shall pay to the Company. $300,000 no later than December 31, 2015 together with 5% of the gross receipts received by the AFS for the use of the licensed technology. As of September 30, 2015, the license fee of $300,000 has not been paid.

NOTE 13: EARNINGS (LOSS) PER SHARE

ASC 260-10-45 requires a reconciliation of the numerator and denominator of the basic and diluted earnings per share (EPS) computations. We have included the basic and diluted earnings per share (EPS) computation for the three and six months periods ended September 30, 2015.

AVALON OIL & GAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2015

(Unaudited)

Basic and diluted earnings per share for each of the periods presented is calculated as follows:

	For the six months ended September 30,	For the six months ended September 30,
	2015	2014
	(Unaudited)	(Unaudited)
Net income (loss) attributable to Avalon Oil & Gas, Inc.	$18,827	$(218,992)
Preferred stock dividends	(98,750)	(80,973)
Net loss attributable to common shareholders of Avalon Oil & Gas, Inc. (numerator for basic earnings per share)	(79,923)	(299,965)
Dividend for Series A convertible preferred stock	—	—
Net loss attributable to common shareholders of Avalon Oil & Gas, Inc. (numerator for diluted earnings per share)	(79,923)	(299,965)

Weighted average number of common shares outstanding - Basic	17,189,319	11,831,832
Effect of diluted securities:
Convertible amount of Common Shares	—	—
Weighted average number of common shares outstanding - Diluted	17,189,319	11,831,832

Loss per share- Basic and Diluted	$(0.005)	$(0.025)

	For the three months ended September 30,	For the three months ended September 30,
	2015	2014
	(Unaudited)	(Unaudited)
Net loss attributable to Avalon Oil & Gas, Inc.	$(120,125)	$(116,374)
Preferred stock dividends	(50,500)	(40,596)
Net loss attributable to common shareholders of Avalon Oil & Gas, Inc. (numerator for basic earnings per share)	(170,625)	(156,970)
Dividend for Series A convertible preferred stock	—	—
Net loss attributable to common shareholders of Avalon Oil & Gas, Inc. (numerator for diluted earnings per share)	(170,625)	(156,970)

Weighted average number of common shares outstanding - Basic	17,498,062	11,858,062
Effect of diluted securities:
Convertible amount of Common Shares	—	—
Weighted average number of common shares outstanding - Diluted	17,498,062	11,858,062

Loss per share- Basic and Diluted	$(0.010)	$(0.013)

AVALON OIL & GAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2015

(Unaudited)

For the three months end September 30, 2015, the diluted earnings per share calculation did not include the effect of the shares resulted from assumed conversion of the Series A convertible preferred stock and the shares convertible from convertible notes payable with the principal amount of $164,300 and the related accrued interest, because the effect is anti-dilutive, as the Company incurred a loss during the periods.

For the three months end September 30, 2014, the diluted earnings per share calculation did not include the effect of the shares resulted from assumed conversion of the Series A convertible preferred stock and the shares convertible from convertible note payable with the principal amount of $489,750 and the related accrued, because the effect is anti-dilutive, as the Company incurred a loss during the periods.

For the six months end September 30, 2015, the diluted earnings per share calculation did not include the effect of the shares resulted from assumed conversion of the Series A convertible preferred stock and the shares convertible from convertible notes payable with the principal amount of $164,300 and the related accrued interest, because the effect is anti-dilutive, as the Company incurred a loss during the periods.

For the six months end September 30, 2014, the diluted earnings per share calculation did not include the effect of the shares resulted from assumed conversion of the Series A convertible preferred stock and the shares convertible from convertible note payable with the principal amount of $489,750 and the related accrued interest, because the effect is anti-dilutive, as the Company incurred a loss during the periods.

NOTE 14: COMMITMENTS AND CONTINGENCIES

Commitments and contingencies through the date of these financial statements were issued have been considered by the Company and none were noted which were required to be disclosed.

NOTE 15: SUBSEQUENT EVENTS

On October 5, 2015, AFS amended its Articles of Incorporation authorizing the issuance of 250,000,000 shares of common stock, par value $0.001.

On October 19, 2015, AFS issued 30,000 common shares for legal services, valued at $120 (based on the estimated fair value of the stock on the date of grant).

On October 23, 2015, AFS Holdings, Inc., a subsidiary of the Company, filed a registration statement on Form S-1 with the Securities and Exchange Commission, in order to register shares to be sold by AFS Holdings, Inc. AFS Holdings, Inc. has not yet received comments on the registration statement.

The Company has evaluated subsequent events through the issuance of the consolidated financial statements and other than as listed above, no subsequent event is identified.

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

On May 9, 2014, the Company formed AFS Holdings, Inc., (“AFS”) a Nevada Corporation. As of September 30, 2015, the Company currently owns 96.8% of the outstanding common shares of AFS Holding, Inc. AFS was formed to leverage the Company’s relationship with IP TechEx, and market technology licensed from IP TechEx. AFS is consolidated in these financial statements.

On October 5, 2015, the Articles of Incorporation of AFS were amended. Pursuant to the amended articles of incorporation, AFS is authorized to issue 250,000,000 shares of common stock, each having a par value of $0.001, with each share of common stock entitled to one vote for all matters on which a shareholder vote is required or requested. AFS was also authorized to issue 5,000,000 shares of Preferred Stock, of which 1,000 shares are designated as Series A Preferred Stock.

On October 23, 2015, AFS filed a registration statement on Form S-1 with the Securities and Exchange Commission, in order to register shares to be sold by AFS. AFS has not yet received comments on the registration statement.

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

On May 9, 2014, the Company formed AFS Holdings, Inc., (“AFS”) a Nevada Corporation. As of September 30, 2015, the Company owns 96.8% of the outstanding common shares of AFS Holding, Inc. AFS was formed to leverage the Company’s relationship with IP TechEx, and market technology licensed from IP TechEx.

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

On December 15, 2014, the Company renewed its Technology Scouting Agreement with IP TechEx for an additional three (3) years.

GOING CONCERN

The September 30, 2015, consolidated financial statements have been prepared assuming the Company will continue as a going concern. However, the Company has incurred a loss of $30,978,796 from inception through September 30, 2015, and has a working capital deficiency of $115,661 and stockholders’ equity of $1,898,229 as of September 30, 2015. These conditions raise substantial doubt about the ability of the Company to continue as a going concern. The Company currently has minimal revenue generating operations and expects to incur substantial operating expenses in order to expand its business. As a result, the Company expects to incur operating losses for the foreseeable future.  The Company will continue to seek equity and debt financing to meet our operating losses. The accompanying consolidated financial statements do not include any adjustments that might become necessary should the Company be unable to continue as a going concern.

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

Results of Operations

Three and six month periods ended September 30, 2015 compared to the three and six month periods ended September 30, 2014:

Revenues

Revenues for the three months ended September 30, 2015 were $15,373, a decrease of $23,060 or approximately 60% compared to revenue of $38,433 for the three months ended September 30, 2014.  Revenues decreased as a result of a lower market price of oil and natural gas.

Revenues for the six months ended September 30, 2015 were $23,904, an decrease of $39,030 or approximately 62% compared to revenue of $62,934 for the six months ended September 30, 2014.  Revenues decreased as a result of a lower market price of oil and natural gas.

Lease Operating Expenses

During the three months ended September 30, 2015, our lease operating expenses were $16,359, a decrease of $2,887 or approximately 15% compared to $19,246 for the three months ended September 30, 2013.  The decrease was due to less operating expenses incurred on the Company's properties in Miller County, Arkansas.

During the six months ended September 30, 2015, our lease operating expenses were $26,906, a decrease of $11,887 or approximately 31% compared to $38,793 for the six months ended September 30, 2014. The decrease was due to less operating expenses incurred on the Company's properties in Miller County, Arkansas.

Selling, General, and Administrative Expenses

Selling, general and administrative expenses for the three months ended September 30, 2015 were $89,702, an decrease of $14,542 or approximately 14% compared to selling, general and administrative expenses of $104,244 during the three months ended September 30, 2014.   Selling, general and administrative expenses for the three months ended September 30, 2015 consisted primarily of payroll and related costs of $12,000; legal and accounting fees in the amount of $40,000; travel and entertainment expenses of $9,884; office expenses of $23,186; facilities costs in the amount of $3,000; and investor relations costs of $1,632.

Selling, general and administrative expenses for the six months ended September 30, 2015 were $163,755, a decrease of $13,925 or approximately 8% compared to selling, general and administrative expenses of $177,680 during the six months ended September 30, 2014.   Selling, general and administrative expenses for the six months ended September 30, 2015 consisted primarily of payroll and related costs of $24,000; legal and accounting fees in the amount of $56,400; travel and entertainment expenses of $38,060; office expenses of $36,555; facilities costs in the amount of $6,000; and investor relations costs of $2,740.

Stock Based Compensation

There was $8,333 non-cash compensation for the three months ended September 30, 2015 compared to $-0- for the three month period ended September 30, 2014.

Non-cash compensation for the six months ended September 30, 2015 was $28,666, compared to non-cash compensation of $14,000 for the six months ended September 30, 2014, or an increase of $14,666 or 105%.  This increase was due to common stock issuances for consulting and director services rendered during the six month period ended September 30, 2015.

Depreciation, Depletion, and Amortization

Depreciation, Depletion, and Amortization was $17,088 for the three months ended September 30, 2015, an decrease of $3,512 or approximately 17% compared to $20,600 for the three months ended September 30, 2014.  Depletion decreased as a result of lower production of oil and natural gas.

Depreciation, Depletion, and Amortization was $31,656 for the six months ended September 30, 2015, a decrease of $8,576 or approximately 21% compared to $40,232 for the six months ended September 30, 2014. Depletion decreased as a result of lower production of oil and natural gas.

Interest Expense, net of Interest Income

Interest expense, net of interest expense was $4,016 for the three months ended September 30, 2015, a decrease of $6,701, or approximately 63% compared to $10,717 for the three months ended September 30, 2014. The decrease was due to a reduction in notes payable.

Interest income, net of interest expense was $934 for the six months ended September 30, 2015, an increase of $22,255 or approximately 104% compared to interest expense of $21,321 for the six months ended September 30, 2013. The increase was due to the forgiveness of interest on a promissory note payable.

Net Income (Loss)

Our net loss for the three months ended September 30, 2015, was $120,125 an increase of $3,751 or approximately 3% compared to a net loss of $116,374, during the three months ended September 30, 2014.

Our net income for the six months ended September 30, 2015, was $18,827 an increase of $237,819 or approximately 109% compared to a net loss of $218,992, during the six months ended September 30, 2014. The increase was due to a gain from the settlement of accounts payable and forgiveness of interest promissory note payable.

LIQUIDITY AND CAPITAL RESOURCES

The September 30, 2015, financial statements have been prepared assuming the Company will continue as a going concern. However, the Company has incurred a loss of $30,978,796 from inception through September 30, 2015, and has a working capital of $115,661 and stockholders’ equity of $1,898,229 as of September 30, 2015. The Company currently has minimal revenue generating operations and expects to incur substantial operating expenses in order to expand its business. As a result, the Company expects to incur operating losses for the foreseeable future.  The Company will continue to seek equity and debt financing to meet our operating losses.  The accompanying consolidated financial statements do not include any adjustments that might become necessary should the Company be unable to continue as a going concern.

Our cash and cash equivalents were $175,488 on September 30, 2015, compared to $135,713 on March 31, 2015. We met our liquidity needs through the issuance of our common and preferred stock for cash and the revenue derived from our oil and gas operations.

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

Investing activities

During the six months ended September 30, 2015, we received $714 in principal payments on a note receivable compared to a net investment of $113,572 during the six months ended September 30, 2014

Financing Activities

During six months ended September 30, 2015, the Company received $175,000 from the sale of preferred stock and our subsidiary AFS, Inc. received $50,000 from the sale of preferred stock totaling $225,000, paid $5,000 of principal on a note payable and paid dividends on preferred stock of $21,500. During six months ended September 30, 2014, we received $175,000 from the sale of preferred stock, received $60,000 from a note payable and paid dividends on preferred stock of $41,500.

Operating activities

Our net loss for the three months ended September 30, 2015, was $120,125 an increase of $3,751 or approximately 3% compared to a net loss of $116,374, during the three months ended September 30, 2014.

Our net income for the six months ended September 30, 2015, was $18,827 an increase of $237,819 or approximately 109% compared to a net loss of $218,992, during the six months ended September 30, 2014. The increase was due to a gain from the settlement of accounts payable and forgiveness of interest promissory note payable.

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

PART II

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the six months period ended September 30, 2015, the Company issued 250 shares of Preferred Stock as follows:

175 shares of Avalon Series B Preferred Stock, to an accredited investor for $175,000 in cash.

25 shares of Avalon Series B Preferred Stock to an accredited investor in exchange of a $25,000 promissory note.

50 Shares of The Company’s subsidiary AFS Holdings, Inc. Series A Preferred Stock, to an accredited investor for $50,000 for cash.

During the six months period ended September 30, 2015, the Company issued 950,000 shares of Common Stock, as follows:

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

Avalon Oil & Gas, Inc.

Date: November 22, 2015	By:	/s/ Kent Rodriguez
Kent Rodriguez
Chief Executive Officer
Chief Financial and Accounting Officer

