Form 10-Q
period 2015-12-31
Avalon Oil & Gas, Inc.
filed 2016-02-23
CIK 918573

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

____________

FORM 10-Q

____________

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2015

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

18,198,062 shares of our common stock were issued and outstanding as of February 16, 2016.

1

Avalon Oil & Gas, Inc.
Consolidated Balance Sheets

	(Unaudited)
	December 31,	March 31,
	2015	2015

Assets

Current Assets:
Cash and cash equivalents	$135,474	$135,713
Accounts receivable, net of allowance for doubtful accounts of $0 and $0	29,817	33,344
Notes receivable	10,000	11,429
Deposits and prepaid expenses	392,269	368,946
Receivables from joint interests, net of allowance for doubtful accounts of $133,209 and $131,236	20,000	20,000

Total current assets	587,560	569,432

Property and equipment, net	14,726	18,125
Unproven oil & gas properties	1,867,183	1,867,183
Producing oil & gas properties, net	221,944	239,283
Intellectual property rights, net	21,296	53,234

Total Assets	$2,712,709	$2,747,257

The accompanying notes are an integral part of these financial statements.

Avalon Oil & Gas, Inc.
Consolidated Balance Sheets (Continued)

	December 31,	March 31,
	2015	2015
	(Unaudited)
Liabilities and Stockholders' Equity

Current Liabilities:
Accounts payable and accrued liabilities	159,781	433,751
Accrued payroll - related parties	200,562	211,317
Dividends payable	160,388	32,950
Accrued liabilities to joint interest	9,965	10,567
Notes payable - related party	20,000	20,000
Notes payable	149,200	224,300

Total current liabilities	699,896	932,885

Accrued asset retirement obligation (ARO) liability	133,537	124,220

Total Liabilities	833,433	1,057,105

Stockholders' Equity

Preferred stock, 1,000,000 authorized
Preferred stock, Series A, $.10 par value, 100 shares authorized; 100 shares issued and outstanding as of December 31, 2015 and March 31, 2015, respectively liquidation preference of $537,950 and $532,950 as of December 31, 2015 and March 31, 2015, respectively	10	10
Preferred stock, Series B, $.10 par value, 2,000 shares authorized; 1,960 and 1,625 shares issued and outstanding liquidation preference of $2,080,938 and $1,625,000 as of December 31, 2015 and March 31, 2015, .respectively	199	164

AFS Holdings, Inc. (Subsidiary):
Preferred stock, Series A, $.001 par value, 1,000 shares authorized; 50 shares and 0 shares issued and outstanding as of December 31, 2015 and March 31, 2015 respectively liquidation preference of $51,500 and $-0- as of December 31, 2015 and March 31, 2015, .respectively	—	—
Common stock, $.001 par value: 200,000,000 shares authorized 18,198,062 and 16,548,062 shares issued and outstanding at December 31, 2015 and March 31, 2015, respectively	18,199	16,549
Additional paid in capital	33,021,617	32,572,302
Accumulated deficit	(31,161,869)	(30,898,873)
Total Avalon Oil & Gas Inc. Stockholders' Equity	1,878,156	1,690,152

Non-controlling interest	1,120	—

Total Liabilities and Equity	$2,712,709	$2,747,257

The accompanying notes are an integral part of these financial statements.

Avalon Oil & Gas, Inc.
Consolidated Statements of Operations

	For the Three	For the Three	For the Nine	For the Nine
	Months ended	Months ended	Months ended	Months ended
	December 31, 2015	December 31, 2014	December 31, 2015	December 31, 2014
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Oil & Gas Sales	$24,743	$46,991	$48,647	$109,925

Operating expenses:
Lease operating expense, severance taxes and ARO accretion	35,075	39,467	61,981	78,260
Selling, general and administrative expenses	102,598	67,469	266,353	245,149
Stock based compensation	10,011	2,121	38,677	16,121
Depreciation, depletion, and amortization	18,848	24,403	50,504	64,635

Total operating expenses	166,532	133,460	417,515	404,165

Operating loss	(141,789)	(86,469)	(368,868)	(294,240)

Other income (expense):

Other miscellaneous income	—	—	—	10,100
Gain on extinquishment of notes payable	12,930	207,500	257,902	207,500
Interest income (expense), net	(526)	(11,054)	409	(32,375)

Total other income (expense)	12,404	196,446	258,311	185,225

Income (loss) before income tax	(129,385)	109,977	(110,557)	(109,015)

Provision for income taxes	—	—	—	—

Net income (loss)	$(129,385)	$109,977	$(110,557)	$(109,015)

Preferred stock dividends	$(53,688)	$(46,938)	$(152,438)	$(127,911)

Net loss attributable to common shareholders	$(183,073)	$63,039	$(262,995)	$(236,926)

Net loss per share - basic	(0.010)	0.005	(0.015)	(0.020)
Net loss per share - diluted	(0.010)	0.005	(0.015)	(0.020)

Weighted average shares outstanding - basic	17,893,714	12,343,932	17,424,971	12,003,153
Weighted average shares outstanding - diluted	17,893,714	22,015,973	17,424,971	12,003,153

The accompanying notes are an integral part of these financial statements.

Avalon Oil & Gas, Inc.
Consolidated Statement of Cash Flows

	(Unaudited)	(Unaudited)
	For the Nine	For the Nine
	Months ended	Months ended
	December 31, 2015	December 31, 2014

Cash flows from operating activities:
Net loss	$(110,557)	$(109,015)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock issued for services	12,720	16,121
Common stock issued for licenses		15,000
Non-cash consulting services	26,677	—
(Gain) on forgiveness of debt	(257,902)	(207,500)
(Gain) on forgiveness of interest payable	(14,246)	—
Stock issued for reduction of interest on note payable	—	90,000
Depreciation	3,399	3,399
Depletion	15,167	29,299
Depreciation and ARO liability	2,172	2,172
Amortization of intangible assets	31,938	31,937
Net change in operating assets and liabilities:
Accounts receivable	3,527	(9,187)
Accounts payable and other accrued expenses	5,724	(43,503)
Asset retirement obligation	9,317	8,470

Net cash (used) in operating activities	(272,064)	(172,807)

Cash flows from investing activities:
Deposit on the purchase of additional assets	—	22,657
Acquisition of oil producing assets	—	(120,000)
Acquisition of property and equipment	—	(22,657)
Principal payments received on notes receivable	1,428	7,142

Net cash provided by (used in ) investing activities	1,428	(112,858)

Cash flows from financing activities:
Notes payable	(15,000)	60,000
Non-Controlling Interest stock sale	400	—
Series B Preferred Stock issued for cash	310,000	175,000
Dividends paid	(25,000)	(55,000)

Net cash provided by financing activities	270,400	180,000

The accompanying notes are an integral part of these financial statements.

Avalon Oil & Gas, Inc.
Consolidated Statement of Cash Flows (Continued)

	(Unaudited)	(Unaudited)
	For the Nine	For the Nine
	Months ended	Months ended
	December 31, 2015	December 31, 2014

Net (decrease) in cash and cash equivalents	(236)	(105,665)

Cash and cash equivalents at beginning of period	135,713	223,914

Cash and cash equivalents at end of period	$135,477	$118,249

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$—	$—
Taxes	$—	$—
Common stock issued in exchange for consulting services	$12,720	$99,000
Preferred stock issued in exchange for consulting services	$—	$15,000
Common stock issued in exchange for licenses	$12,000	$15,000
Common stock issued for extinguishment of note payable,	$28,000	$—
accrued interest, and assumption of debt	$26,000	$32,500
Note payable issued for payment of accounts payable	$5,000	$—
Preferred stock issued for extinguishment of note payable, accrued interest, and assumption of debt	$25,000	$50,000

The accompanying notes are an integral part of these financial statements.

AVALON OIL & GAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015

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

On May 9, 2014, the Company formed AFS Holdings, Inc., (“AFS”) a Nevada Corporation. As of December 31, 2015 the Company owns 91.5% of the outstanding common shares of AFS Holding, Inc. AFS was formed to leverage the Company’s relationship with IP TechEx, and market technology licensed from IP TechEx. AFS is consolidated in these financial statements.

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

December 31, 2015

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

On October 23, 2015, AFS filed a registration statement on Form S-1 with the Securities and Exchange Commission, in order to register shares to be sold by AFS. On December 7, 2015, we received the first set of comments on the Form S-1 that we filed on October 23, 2015. We responded to these comments on December 16, 2015. We received a second set of comments on December 29, 2015. We responded to these comments on January 13, 2016. We received a third set of comments on January 27, 2016 and responded to these comments on January 29, 2016. We have not received any other comments and the registration statement is not yet effective.

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

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (which include only normal recurring adjustments) necessary to present fairly the balance sheets of Avalon Oil and Gas Inc. and subsidiaries as of December 31, 2015 and the results of their operations and cash flows for the three and nine months ended December 31, 2015 and 2014, and are not necessarily indicative of the results to be expected for the entire year.

Going Concern

The December 31, 2015, consolidated financial statements have been prepared assuming the Company will continue as a going concern. However, the Company has incurred a loss of $31,161,869 from inception through December 31, 2015, and has a working capital deficiency of $112,336 and stockholders’ equity of $1,878,156 as of December 31, 2015. These conditions raise substantial doubt about the ability of the Company to continue as a going concern. The Company currently has minimal revenue generating operations and expects to incur substantial operating expenses in order to expand its business. As a result, the Company expects to incur operating losses for the foreseeable future.  The Company will continue to seek equity and debt financing to meet our operating losses. The accompanying consolidated financial statements do not include any adjustments that might become necessary should the Company be unable to continue as a going concern.

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

December 31, 2015

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

Accounts Receivable and Receivables from the Joint Interest

Management periodically assesses the collectability of the Company's accounts receivable and receivables from the Joint Interest. Accounts determined to be uncollectible are charged to operations when that determination is made. The Company had an allowance for receivables from the Joint Interest of $133,209 and $131,236 as of December 31, 2015 and March 31, 2015.

Oil and Natural Gas Properties

The Company follows the full cost method of accounting for natural gas and oil properties.  Under the full cost concept, all costs incurred in acquiring, exploring, and developing properties cost center are capitalized when incurred and are amortized as mineral reserves in the cost center are produced, subject to a limitation that the capitalized costs not exceed the value of those reserves.  The unamortized costs relating to a property that is surrendered, abandoned, or otherwise disposed of are accounted for as an adjustment of accumulated amortization, rather than as a gain or loss that enters into the determination of net income, until all of the properties constituting the amortization base are disposed of, at which point gain or loss is recognized. All acquisition, exploration, and development costs are capitalized. The Company capitalizes all internal costs, including: salaries and related fringe benefits of employees directly engaged in the acquisition, exploration and development of natural gas and oil properties, as well as other identifiable general and administrative costs associated with such activities.  During the three month and nine month periods ended December 31, 2015, no acquisition costs were capitalized. Oil and natural gas properties are reviewed for recoverability at least annually or when events or changes in circumstances indicate that its carrying value may exceed future undiscounted cash inflows. As of December 31, 2015 and March 31, 2015, the Company had not identified any such impairment.

Property and Equipment, net

Property and equipment is reviewed for recoverability when events or changes in circumstances indicate that its carrying value may exceed future undiscounted cash inflows. As of December 31, 2015 and March 31, 2015, the Company had not identified any such impairment. Repairs and maintenance are charged to operations when incurred and improvements and renewals are capitalized.

AVALON OIL & GAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015

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

There was not any impairment loss for the three and nine months ended December 31, 2015 and 2014.

Should the sum of the expected cash flows be less than the carrying amount of assets being evaluated, an impairment loss would be recognized. The impairment loss would be calculated as the amount by which the carrying amount of the assets, exceed fair value. Estimated amortization of intangible assets over the next five years is as follows:

March 31,

2016	$10,646
2017	10,650

$21,296

AVALON OIL & GAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015

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

December 31, 2015

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

NOTE 2: RECEIVABLE FROM JOINT INTERESTS

The Company is the operator of certain wells acquired in the Expanded Bedford Agreement (see note 4).  Pursuant to an operating agreement (the “Operating Agreement”), the Company charges the other owners of the Grace Wells for their pro-rata share of operating and workover expenses.  These receivables are carried on the Company’s balance sheet as Receivable from Joint Interests. At December 31, 2015 and March 31, 2015, the amounts of these receivables are $153,209 and $151,236, respectively. As of December 31, 2015 and March 31, 2015, the Company deemed the collectability of the receivable from joint interests in the amount of $133,209 and $131,236, respectively as unlikely and reserved for $133,209 and $131,236, respectively.

NOTE 3: DEPOSITS AND PREPAID EXPENSES

The Company previously advanced $279,400 toward the purchase of properties.

In 2014 the Company had prepaid consulting fees in the amount of $100,000 which is being amortized over 36 months. And in November 2015 the Company had prepaid consulting fees in the amount of $50,000 which is being amortized over 48 months. Amortization through December 31, 2015 and March 31, 2015 was $37,131 and $10,454, respectively.

	December 31, 2015	March 31, 2015
Deposits on wells	$279,400	$279,400
Prepaid consulting fees	150,000	100,000
	429,400	379,400
Less: Accumulated amortization on prepaid fees	(37,131)	(10,454)
Total	$392,269	$368,946

AVALON OIL & GAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015

(Unaudited)

NOTE 4: PROPERTY AND EQUIPMENT, NET

A summary of property and equipment at December 31, 2015 and March 31, 2015 is as follows:

	December 31, 2015	March 31, 2015
Office Equipment	$41,778	$41,778
Vehicles	22,657	22,657
	64,435	64,435
Less: Accumulated depreciation	(49,709)	(46,310)
Total	$14,726	$18,125

Depreciation expense for the three months periods ended December 31, 2015 and 2014 was $1,133 and $1,133, respectively.

Depreciation expense for the nine months periods ended December 31, 2015 and 2014 was $3,399 and $3,399, respectively.

NOTE 5: INTELLECTUAL PROPERTY RIGHTS, NET

A summary of the intellectual property rights at December 31, 2015 and March 31, 2015, are as follows:

	December 31, 2015	March 31, 2015
	(Unaudited)
Ultrasonic Mitigation Technology	$425,850	$425,850
Less: accumulated amortization	(404,554)	(372,616)
Total	$21,296	$53,234

Amortization expense for the three months periods ended December 31, 2015 and 2014 was $10,646 and $10,646, respectively.

Amortization expense for the nine months periods ended December 31, 2015 and 2014 was $31,938 and $31,938, respectively.

NOTE 6: OIL AND GAS PROPERTY ACTIVITY

The table below shows the Company’s working interests in the Grace Wells as of December 31, 2015.  There were not any additional acquisitions during the three and nine month periods ended December 31, 2015.

Well	Working Interest
Grace #1	65.25%
Grace #2	55.75%
Grace #3	64.00%
Grace #5A	52.00%
Grace #6	58.00%

AVALON OIL & GAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015

(Unaudited)

NOTE 6: OIL AND GAS PROPERTY ACTIVITY (Continued)

Producing oil and gas properties consist of the following at December 31, 2015 and March 31, 2015:

	December 31, 2015	March 31, 2015
	(Unaudited)

Lincoln County, Oklahoma	$111,402	$111,402
Lipscomb County, Texas	250,082	250,082
Miller County, Arkansas	132,909	132,909
Ward Petroleum Assets	290,500	290,500
Kensington Energy Assets	120,000	120,000
Other Properties	332,185	332,185
Total Properties	1,237,078	1,237,078

Asset retirement cost, net	35,504	37,676
Property impairments	(481,072)	(481,072)
Less: Depletion	(569,566)	(554,399)
Net	$221,944	$239,283

For the three and nine months periods ended December 31, 2015, depletion per Bbl was $6.85 and $6.85, respectively.

For the three and nine months periods ended December 31, 2014, depletion per Bbl was $5.12 and $5.12, respectively.

NOTE 7: ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consisted of the following:

	December 31, 2015	March 31, 2015
	(Unaudited)
Accounts payable	$98,769	$371,722
Accrued interest	61,012	62,030
Total	$159,781	$433,752

AVALON OIL & GAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015

(Unaudited

NOTE 8: NOTES PAYABLE

Notes Payable are summarized as follows:

Note
Amount
March 31, 2015:
Notes payable – long-term portion	$-0-
Notes payable – current portion	224,300
Total	$224,300

Note
Amount
December 31, 2015 (Unaudited):
Notes payable – long-term portion	$-0-
Notes payable – current portion	149,200
Total	$149,200

NOTE 9: RELATED PARTY TRANSACTIONS

Notes Payable

On April 21, 2011, Mr. Rodriguez advanced the Company $35,000. As of December 31, 2015 and March 31, 2015, amount outstanding is $20,000. This note does not accrue interest and is due on demand.

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

The holders of the Series A Convertible Preferred Stock have the right to convert each share of preferred stock into a sufficient number of shares of common stock to equal 40% of the then fully-diluted shares outstanding. Fully diluted shares outstanding is computed as the sum of the numberof shares of common stock outstanding plus the number of shares of common stock issuable upon exercise, conversion or exchange of outstanding options, and warrants. In the event that the Company does not have an adequate number of shares of Common Stock authorized, upon a conversion request, only the maximum allowable number of shares of Series A Convertible Preferred Stock shall convert into Common Stock and the remaining shares of Series A Convertible Preferred Stock shall convert upon lapse of the applicable restrictions.

During the three months ended December 31, 2015 and 2014, the Company incurred $10,000 and $10,000 in Series A Convertible Preferred Stock dividends, paid $3,500 and $13,500 for the three months ended December 31, 2015 and 2014. During the nine months ended December 31, 2015 and 2014, the Company incurred $30,000 and $30,000 in Series A Convertible Preferred Stock dividends, and paid $ 25,000 and $39,000 for the nine months ended December 31, 2015 and 2014. As of December 31, 2015 and March 31, 2015, the accrued balance due Mr. Rodriguez was $37,950 and $32,950 respectively. The liquidation preference of Series A Convertible Preferred Stock as of December 31, 2015 and March 31, 2015 was $537,950 and $532,950 or $5,380 and $5,330 per share.

AVALON OIL & GAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015

(Unaudited)

Employment Agreements

In 2009, Mr. Rodriguez, our President, was under an employment agreement dated April 1, 2008 that expires on March 31, 2016, pursuant to which he was compensated at an annual rate of $120,000. On April 1, 2011 Mr. Rodriguez voluntarily reduced his compensation to an annual rate of $48,000, subject to an increase by the Company’s Board of Directors.  The Company charged to operations the amount of $12,000 and $36,000 for the three and nine month periods ended December, 2015 and 2014, of which $10,403 and $14,000 was paid to him during the three month periods ending December 31, 2014 and 2015, and $47,957 and $36,450 during the three and nine month periods ending December 31 2014 and 2015, respectively.  As of December 31, 2015, and March 31, 2015, the balances of accrued and unpaid salaries were $195,962 and $206,717.

NOTE 10: INCOME TAXES

Deferred income taxes result from the temporary difference arising from the use of accelerated depreciation methods for income tax purposes and the straight-line method for financial statement purposes, and an accumulation of Net Operating Loss carry-forwards for income tax purposes with a valuation allowance against the carry-forwards for book purposes.

In assessing the value of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Included in deferred tax assets are Federal and State net operating loss carry forwards of $31,132,781, which will expire beginning in 2028.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon our cumulative losses through December 31, 2015, we have provided a valuation allowance reducing the net realizable benefits of these deductible differences to $0 at December 31, 2015.  The amount of the deferred tax asset considered realizable could change in the near term if projected future taxable income is realized.  Due to significant changes in the Company's ownership, the Company's future use of its existing net operating losses may be limited.

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

AVALON OIL & GAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015

(Unaudited)

As of December 31, 2015, the Company has 100 shares of Series A Convertible preferred stock issued and outstanding.

During the three months ended December 31, 2015 and 2014, the Company incurred $10,000 and $10,000 in Series A Convertible Preferred Stock dividends, paid $3,500 and $13,500 for the three months ended December 31, 2015 and 2014. During the nine months ended December 31, 2015 and 2014, the Company incurred $30,000 and $30,000 in Series A Convertible Preferred Stock dividends, and paid $ 25,000 and $39,000 for the nine months ended December 31, 2015 and 2014. As of December 31, 2015 and March 31, 2015, the accrued balance due Mr. Rodriguez was $37,950 and $32,950 respectively. The liquidation preference of Series A Convertible Preferred Stock as of December 31, 2015 and March 31, 2015 was $537,950 and $532,950 or $5,380 and $5,330 per share.

Series B Preferred Stock

In March, 2013, our Board of Directors authorized the issuance of 2,000 shares of Series B Preferred Stock, (the "Series B Preferred Stock").  The face amount of share of the Series B Preferred Stock is $1,000.  As of December 31, 2015 and March 31, 2015, the Company has 1,960 and 1,625 shares of Series B preferred stock respectively issued and outstanding.

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

During the nine month period ended December 31, 2015, the Company issued 335 shares of Series B Preferred Stock, 25 shares in exchange for a $25,000 promissory note and 260 shares for an investment of $260,000 and. 50 shares for $50,000 of services to be amortized over 48 months During the three month periods ended December 31, 2015 and 2014, the Company incurred $42,188 and $36,938 in dividends on Series B preferred stock.  The Company did not pay any dividends for the three or nine months period ended December 31, 2015 and paid $16,000 for the nine months period ended December 31, 2014. During the nine month periods ended December 31, 2015 and 2014, the Company incurred $120,938 and $97,911 in dividends on Series B preferred stock. The liquidation preference of Series B Preferred Stock as of December 31, 2015 and March 31, 2015 was $2,080,938 and $1,625,000 or $1,062 and $1,000 per share, respectively. Dividends payable for Series B Preferred Stock at December 31, 2015 and March 31, 2015 were $120,938 and $0 respectively.

Total dividends payable from both Series A and Series B preferred shares at December 31, 2015 and March 31, 2015 were $158,888 and $32,950 respectively.

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

On September 30, 2015, AFS issued 50 shares of its Series A Preferred Stock for $50,000 to an unaffiliated third party.

During the three month periods ended December 31, 2015 and 2014, the Company incurred $1,500 and $-0- in dividends on Series A preferred stock.  The Company did not pay any dividends for the three or nine months period ended December 31, 2015. During the nine month periods ended December 31, 2015 and 2014, the Company incurred $1,500 and $-0- in dividends on Series A preferred stock. The liquidation preference of Series APreferred Stock as of December 31, 2015 and March 31, 2015 was $51,500 and $-0- or $1,030 and $-0- per share, respectively. Dividends payable for Series A Preferred Stock at December 31, 2015 and March 31, 2015 were $1,500 and $0 respectively.

AVALON OIL & GAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015

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

On October 19, 2015, the Company’s subsidiary AFS Holdings, Inc., issued to 30,000 shares of $0.001 par value common stock for services rendered valued at $120 or $.004 per share.

On November 5, 2015, the Company’s subsidiary AFS Holdings, Inc., issued to its Directors 100,000 shares of $0.001 par value common stock for services rendered valued at $.004.

On December 18, 2015, the Company’s subsidiary AFS Holdings, Inc., issued 50,000 shares of $0.001 par value common stock for professional services rendered valued at $200 or $.004 per share.

During the nine months period ended December 31, 2015 the Company issued the following shares:

On April 2, 2015 we issued 300,000 shares of our Common Stock to our directors for their services. The shares were valued at $12,000 or $0.04 per share and were valued based on the midpoint between the closing bid and offer price of the Company's common stock on the date the shares were issued.

On June 25, 2015, the Company issued 650,000 shares of Common Stock, paid $5,000 in cash and issued a $5,000 promissory note for settlement of an account payable of $280,972. The shares were valued at $26,000 or $0.04 per share. The value of the shares was based on the closing bid price of the Company's common stock on the date the Agreement was executed by the Company. $244,972 was treated as a gain from this transaction.

On November 9, 2015, the Company issued 700,000 shares of common stock for the conversion of a note payable and assumption of debt.  The fair market value of these shares was $28,000 or $0.04 per share which was based on the current market value on the date of issuance. $100 has been credited to the note payable, $830 to interest payable, and a loss of $27,070 was recognized on this conversion, and was charged to operations.

Warrants

There are no warrants outstanding as of December 31, 2015 and March 31, 2015.

NOTE 12: TECHNOLOGY LICENSE AGREEMENTS

On December 1, 2014, the Company entered into an exclusive license agreement for anti-corrosion technology from Ronald Knight in exchange for three hundred thousand (300,000) shares of our common stock. This license calls for an earned royalty of three percent (3.00%) on sales of licensed products and services as they may relate to corrosion prevention and maintenance of sump pumps at gasoline and diesel dispensing locations, including, but not limited to gas stations, convenience stores, trucking companies, bus companies, and any other locations where gasoline and/or diesel is dispensed. We did not have any revenue for the period from December 1, 2014 through December 31, 2015.

On June 1, 2015, the Company entered into a technology license agreement with AFS Holdings, Inc related to the anti-corrosion technology mentioned in the paragraph above. Under the terms of the agreement, the AFS shall pay to the Company $300,000 no later than December 31, 2015 together with 5% of the gross receipts received by the AFS for the use of the licensed technology. As of December 31, 2015, the license fee of $300,000 has not been paid and we are negotiating an extension of the license agreement with AFS Holdings, Inc, until December 31, 2016.

NOTE 13: EARNINGS (LOSS) PER SHARE

ASC 260-10-45 requires a reconciliation of the numerator and denominator of the basic and diluted earnings per share (EPS) computations. We have included the basic and diluted earnings per share (EPS) computation for the three and nine months periods ended December 31, 2015.

AVALON OIL & GAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015

(Unaudited)

Basic and diluted earnings per share for each of the periods presented is calculated as follows:

	For the nine months ended December 31,	For the nine months ended December 31,
	2015	2014
	(Unaudited)	(Unaudited)
Net loss attributable to Avalon Oil & Gas, Inc.	$(110,560)	$(109,015)
Preferred stock dividends	(152,438)	(127,911)
Net loss attributable to common shareholders of Avalon Oil & Gas, Inc. (numerator for basic earnings per share)	(262,998)	(236,926)
Dividend for Series A convertible preferred stock	—	—
Net loss attributable to common shareholders of Avalon Oil & Gas, Inc. (numerator for diluted earnings per share)	(262,998)	(236,926)

Weighted average number of common shares outstanding - Basic	17,424,971	12,003,153
Effect of diluted securities:
Convertible amount of Common Shares	—	—
Weighted average number of common shares outstanding - Diluted	17,424,971	12,003,153

Loss per share- Basic and Diluted	$(0.015)	$(0.020)

	For the three months ended December 31,	For the three months ended December 31,
	2015	2014
	(Unaudited)	(Unaudited)
Net loss attributable to Avalon Oil & Gas, Inc.	$(129,387)	$109,977
Preferred stock dividends	(53,688)	(46,938)
Net loss attributable to common shareholders of Avalon Oil & Gas, Inc. (numerator for basic earnings per share)	(183,075)	63,039
Dividend for Series A convertible preferred stock	—	—
Net loss attributable to common shareholders of Avalon Oil & Gas, Inc. (numerator for diluted earnings per share)	(183,075)	63,039

Weighted average number of common shares outstanding - Basic	17,893,714	12,343,932
Effect of diluted securities:
Convertible amount of Common Shares	—	—
Weighted average number of common shares outstanding - Diluted	17,893,714	22,015,973

Loss per share- Basic and Diluted	$(0.010)	$0.005

AVALON OIL & GAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015

(Unaudited)

For the three months end December 31, 2015, the diluted earnings per share calculation did not include the effect of the shares resulted from assumed conversion of the Series A convertible preferred stock and the shares convertible from convertible notes payable with the principal amount of $81,800 and the related accrued interest, because the effect is anti-dilutive, as the Company incurred a loss during the periods.

For the nine months end December 31, 2015, the diluted earnings per share calculation did not include the effect of the shares resulted from assumed conversion of the Series A convertible preferred stock and the shares convertible from convertible notes payable with the principal amount of $81,800 and the related accrued interest, because the effect is anti-dilutive, as the Company incurred a loss during the periods.

For the nine months end December 31, 2014, the diluted earnings per share calculation did not include the effect of the shares resulted from assumed conversion of the Series A convertible preferred stock and the shares convertible from convertible note payable with the principal amount of $489,750 and the related accrued interest, because the effect is anti-dilutive, as the Company incurred a loss during the periods.

NOTE 14: COMMITMENTS AND CONTINGENCIES

Commitments and contingencies through the date of these financial statements were issued have been considered by the Company and none were noted which were required to be disclosed.

NOTE 15: SUBSEQUENT EVENTS

On October 23, 2015, AFS Holdings, Inc., a subsidiary of the Company, filed a registration statement on Form S-1 with the Securities and Exchange Commission, in order to register shares to be sold by AFS Holdings, Inc. On December 7, 2015, we received the first set of comments on the Form S-1 that we filed on October 23, 2015. We responded to these comments on December 16, 2015. We received a second set of comments on December 29, 2015. We responded to these comments on January 13, 2016. We received a third set of comments on January 27, 2016 and responded to these comments on January 29, 2016. We have not received any other comments and the registration statement is not yet effective.

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

On May 9, 2014, the Company formed AFS Holdings, Inc., (“AFS”) a Nevada Corporation. As of December 31, 2015, the Company currently owns 91.5% of the outstanding common shares of AFS Holding, Inc. AFS was formed to leverage the Company’s relationship with IP TechEx, and market technology licensed from IP TechEx. AFS is consolidated in these financial statements.

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

On October 23, 2015, AFS filed a registration statement on Form S-1 with the Securities and Exchange Commission, in order to register shares to be sold by AFS. On December 7, 2015, we received the first set of comments on the Form S-1 that we filed on October 23, 2015. We responded to these comments on December 16, 2015. We received a second set of comments on December 29, 2015 and responded to these comments on January 13, 2016. We received a third set of comments on January 27, 2016 and responded to these comments on January 29, 2016. We have not received any other comments and the registration statement is not yet effective.

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

In furtherance of the foregoing strategy, we have engaged in the following transactions during the last three years:

During the year ended March 31, 2013, we advanced $160,000 for the purchase of oil and gas producing properties in

/Western Oklahoma, pending the completion of due diligence by the Company, if the Seller is not able to deliver clear title to these properties these funds will be returned to us.

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

On May 9, 2014, the Company formed AFS Holdings, Inc., (“AFS”) a Nevada Corporation. As of December 31, 2015, the Company owns 91.5% of the outstanding common shares of AFS Holding, Inc. AFS was formed to leverage the Company’s relationship with IP TechEx, and market technology licensed from IP TechEx.

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

On December 15, 2014, the Company renewed its Technology Scouting Agreement with IP TechEx for an additional three (3) years.

GOING CONCERN

The December 31, 2015, consolidated financial statements have been prepared assuming the Company will continue as a going concern. However, the Company has incurred a loss of $31,161,869 from inception through December 31, 2015, and has a working capital deficiency of $112,336 and stockholders’ equity of $1,878,156 as of December 31, 2015. These conditions raise substantial doubt about the ability of the Company to continue as a going concern. The Company currently has minimal revenue generating operations and expects to incur substantial operating expenses in order to expand its business. As a result, the Company expects to incur operating losses for the foreseeable future.  The Company will continue to seek equity and debt financing to meet our operating losses. The accompanying consolidated financial statements do not include any adjustments that might become necessary should the Company be unable to continue as a going concern.

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

Results of Operations

Three and nine month periods ended December 31, 2015 compared to the three and nine month periods ended December 31, 2014:

Revenues

Revenues for the three months ended December 31, 2015 were $24,743, a decrease of $22,248 or approximately 47% compared to revenue of $46,991 for the three months ended December 31, 2014.  Revenues decreased as a result of a lower market price of oil and natural gas.

Revenues for the nine months ended December 31, 2015 were $48,647, an decrease of $61,278 or approximately 56% compared to revenue of $109,925 for the nine months ended December 31, 2014.  Revenues decreased as a result of a lower market price of oil and natural gas.

Lease Operating Expenses

During the three months ended December 31, 2015, our lease operating expenses were $35,075, a decrease of $4,392 or approximately 11% compared to $39,467 for the three months ended December 31, 2014.  The decrease was due to less operating expenses incurred on the Company's properties in Miller County, Arkansas.

During the nine months ended December 31, 2015, our lease operating expenses were $61,981, a decrease of $16,279 or approximately 21% compared to $78,260 for the nine months ended December 31, 2014.  The decrease was due to less operating expenses incurred on the Company's properties in Miller County, Arkansas.

Selling, General, and Administrative Expenses

Selling, general and administrative expenses for the three months ended December 31, 2015 were $102,598, an increase of $35,129 or approximately 52% compared to selling, general and administrative expenses of $67,469 during the three months ended December 31, 2014.   Selling, general and administrative expenses for the three months ended December 31, 2015 consisted primarily of payroll and related costs of $12,000; legal and accounting fees in the amount of $10,612; consulting fees in the amount of $25,930 travel and entertainment expenses of $21,564; office expenses of $28,058; facilities costs in the amount of $3,000; and investor relations costs of $1,434.

Selling, general and administrative expenses for the nine months ended December 31, 2015 were $266,353, an increase of $21,204 or approximately 9% compared to selling, general and administrative expenses of $245,149 during the nine months ended December 31, 2014.   Selling, general and administrative expenses for the nine months ended December 31, 2015 consisted primarily of payroll and related costs of $36,000; legal and accounting fees in the amount of $67,012; consulting fees in the amount of $38,008; travel and entertainment expenses of $59,624; office expenses of $52,534; facilities costs in the amount of $9,000; and investor relations costs of $4,175.

Stock Based Compensation

There was $10,011 non-cash compensation for the three months ended December 31, 2015 compared to $2,121 for the three month period ended December 31, 2014 or an increase of $7,890 or 372%.

Non-cash compensation for the nine months ended December 31, 2015 was $38,677, compared to non-cash compensation of $16,121 for the nine months ended December 31, 2014, or an increase of $22,556 or 140%.  This increase was due to common stock issuances for consulting and director services rendered during the nine month period ended December 31, 2015.

Depreciation, Depletion, and Amortization

Depreciation, Depletion, and Amortization was $18,848 for the three months ended December 31, 2015, an decrease of $5,555 or approximately 23% compared to $24,403 for the three months ended December 31, 2014.  Depletion decreased as a result of lower production of oil and natural gas.

Depreciation, Depletion, and Amortization was $50,504 for the nine months ended December 31, 2015, a decrease of $14,131 or approximately 22% compared to $64,635 for the nine months ended December 31, 2014. Depletion decreased as a result of lower production of oil and natural gas.

Interest Expense, net of Interest Income

Interest expense, net of interest expense was $528 for the three months ended December 31, 2015, a increase of $10,526, or approximately 95% compared to $11,054 for the three months ended December 31, 2014. The increase was due to a reduction in notes payable.

Interest income, net of interest expense was $406 for the nine months ended December 31, 2015, an increase of $32,781 or approximately 101% compared to interest expense of $32,375 for the nine months ended December 31, 2014. The increase was due to the forgiveness of interest on a promissory note payable.

Net Income (Loss)

Our net loss for the three months ended December 31, 2015, was $129,387 an decrease of $239,364 or approximately 218% compared to a net income of $109,977, during the three months ended December, 2014.

Our net loss for the nine months ended December 31, 2015, was $110,560 a increase of $1,545 or approximately 1% compared to a net loss of $109,015, during the nine months ended December 31, 2014. The increase was due to a gain from the settlement of accounts payable and forgiveness of interest promissory note payable.

LIQUIDITY AND CAPITAL RESOURCES

The December 31, 2015, financial statements have been prepared assuming the Company will continue as a going concern. However, the Company has incurred a loss of $31,161,869 from inception through December 30, 2015, negative working capital of $112,336 and stockholders’ equity of $1,878,156, as of December 31, 2015. The Company currently has minimal revenue generating operations and expects to incur substantial operating expenses in order to expand its business. As a result, the Company expects to incur operating losses for the foreseeable future.  The Company will continue to seek equity and debt financing to meet our operating losses.  The accompanying consolidated financial statements do not include any adjustments that might become necessary should the Company be unable to continue as a going concern.

Our cash and cash equivalents were $135,474 on December 31, 2015, compared to $135,713 on March 31, 2015. We met our liquidity needs through the issuance of our common and preferred stock for cash and the revenue derived from our oil and gas operations.

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

Investing activities

During the nine months ended December 31, 2015, we received $1,428 in principal payments on a note receivable compared to a net investment of $112,858 during the nine months ended December 31, 2014

Financing Activities

During nine months ended December 31, 2015, the Company received $260,000 from the sale of preferred stock and our subsidiary AFS, Inc. received $50,000 from the sale of preferred stock totaling $310,000, paid $15,000 of principal on a note payable and paid dividends on preferred stock of $25,000. During nine months ended December 31, 2014, we received $175,000 from the sale of preferred stock, received $60,000 from a note payable and paid dividends on preferred stock of $55,000.

Operating activities

Our net loss for the three months ended December 31, 2015, was $129,387 an decrease of $239,364 or approximately 218% compared to a net income of $109,977, during the three months ended December, 2014.

Our net loss for the nine months ended December 31, 2015, was $110,560 a increase of $1,545 or approximately 1% compared to a net loss of $109,015, during the nine months ended December 31, 2014. The increase was due to a gain from the settlement of accounts payable and forgiveness of interest promissory note payable.

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

PART II

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the nine months period ended December 31, 2015, the Company issued 385 shares of Preferred Stock as follows:

310 shares of Avalon Series B Preferred Stock, to an accredited investor for $310,000 in cash.

25 shares of Avalon Series B Preferred Stock to an accredited investor in exchange of a $25,000 promissory note.

50 Shares of The Company’s subsidiary AFS Holdings, Inc. Series A Preferred Stock, to an accredited investor for $50,000 for cash.

During the nine months period ended December 31, 2015, the Company issued 1,650,000 shares of Common Stock, as follows:

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

On November 9, 2015, we issued 700,000 shares of common stock for the conversion of a note payable and assumption of debt.  The fair market value of these shares was $28,000 or $0.04 per share which was based on the current market value on the date of issuance. $100 has been credited to the note payable, $830 to interest payable, and a loss of $27,070 was recognized on this conversion, and was charged to operations.

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

Avalon Oil & Gas, Inc.

Date: February 22, 2016	By:	/s/ Kent Rodriguez
Kent Rodriguez
Chief Executive Officer
Chief Financial and Accounting Officer

