Form 10-K
period 2016-03-31
GROOVE BOTANICALS INC.
filed 2018-08-28
CIK 918573

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended March 31, 2016

Or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission File Number: 1-12850

GROOVE BOTANICALS INC.

(Exact Name of Small Business Issuer as specified in its charter)

Nevada	84-1168832
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)

310 Fourth Avenue South, Suite 7000
Minneapolis, MN 55415
(Address of principal executive offices) (Zip Code)
Registrant's telephone number, including area code:
(952) 746-9652

Securities registered pursuant to Section 12(b) of the Act: None.

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

☐ Yes  ☐ No

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

☐ Yes  ☒ No

26,543,062 shares of our common stock were issued and outstanding as of August 24, 2018.

1

PART I

References in this document to "us," "we," the "Registrant," or the "Company" refer to Groove Botanicals, Inc. (formerly known as Avalon Oil & Gas, Inc.), and its predecessors.

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

ITEM 1. BUSINESS

Corporate Structure

The Company was originally incorporated in Colorado in April 1991 under the name Snow Runner (USA), Inc. The Company was the general partner of Snow Runner (USA) Ltd.; a Colorado limited partnership to sell proprietary snow skates under the name "Sled Dogs" which was dissolved in August 1992. In late 1993, the Company relocated its operations to Minnesota and in January 1994 changed our name to Snow Runner, Inc. In November 1994 we changed our name to the Sled Dogs Company. On November 5, 1997, we filed for protection under Chapter 11 of the U.S. Bankruptcy Code. In September 1998, we emerged from protection of Chapter 11 of the U.S. Bankruptcy Code. In May, 1999, we changed our state of domicile to Nevada and our name to XDOGS.COM, Inc. On July 22, 2005, the Board of Directors and a majority of the Company's shareholders approved an amendment to our Articles of Incorporation to change the Company's name to Avalon Oil & Gas, Inc., and to increase the authorized number of shares of our common stock from 200,000,000 shares to 1,000,000,000 shares par value of $0.001, and engage in the acquisition of producing oil and gas properties. On November 16, 2011, a majority of the Company's shareholders approved an amendment to our Articles of Incorporation to increase the authorized number of shares of our common stock from 1,000,000,000 shares to 3,000,000,000 shares par value of $0.001.  This amendment was not filed with the Nevada Secretary of State.

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

On March 21, 2018 the Board of Directors and a majority of the Company's shareholders approved an amendment to our Articles of Incorporation to change the Company's name to Groove Botanicals, Inc.  We filed an amendment to our Articles of Incorporation with the State of Nevada on May 18, 2018.

Corporate Strategy

Our Company’s new name reflects our new corporate direction as a consumer health products company dedicated to improving people’s health and well-being. We will assemble a portfolio of assets via royalty agreements, equity investments, and licensing agreements, as well as develop our own proprietary CB3 skin care products. Our products will contain premium hemp extracts with a broad range of cannabinoids, including cannabidiol (CBD). CBD is a cannabinoid compound naturally derived from the hemp plant. It is not a drug and has no intoxicating effects, but has a long history of natural uses. Recent breakthroughs in research have shown the powerful health benefits of CBD on the body. CBD is also rich in vitamins A, B, D, and E, antioxidants, and fatty acids, all of which dramatically improve skin health. When applied topically to the skin, CBD has been shown to reduce inflammation, retain skin moisture levels, reduce cellular damage, inhibit oil production leading to breakouts, and protect skin from free radicals that damage collagen and elastin.

We have partnered with top leaders in CBD research, cultivation, and extraction to create the world’s finest cannabis skincare product line. Our Groove Botanicals, Inc. proprietary CB3 launches with three foundational products: Revita Wash, a gentle yet effective daily wash that removes toxins and smooths skin; Phyto Lotion, a light-weight, long-lasting daily moisturizer that hydrates, softens, and protects; and Eye Matter, a powerfully effective eye cream that diminishes dark circles, puffiness, expression lines, and wrinkles. Together, these products offer a minimalist skincare routine designed to deliver immediate and transformative results to all skin types. We are also proud to say that our products are 100% American made and non-toxic, paraben free, sulfate free, artificial fragrance free, dye free, vegan, animal by-product free, and 100% pet friendly. We look forward to announcing further developments in the coming months as we expand and develop both our CBD skin care line and our other innovative new product lines.

In furtherance of the foregoing strategy, we have engaged in the following transactions during the last three years:

On June 14, 2017, the Company sold its interest in Lipscomb County, Texas.

On July 22, 2017, the Company abandoned its properties in Plaquemines Parish, Louisiana.

On December 28, 2017, the Company sold its properties in Custer County, and Pittsburg County, Oklahoma.

We will continue to evaluate the market value of our oil and gas properties.

On March 21, 2018 the Board of Directors and a majority of the Company's shareholders approved an amendment to our Articles of Incorporation to change the Company's name to Groove Botanicals, Inc. and an amendment to our Articles of Incorporation was filed with the State of Nevada on May 18, 2018 to change the name of our Company.

On May 14, 2018, we changed our stock symbol to GRVE.

We plan to raise additional capital during the coming fiscal year, but currently have not identified additional funding sources. Our ability to continue operations is highly dependent upon our ability to obtain additional financing, or generate revenues from the sale of our CBD skincare products, none of which can be guaranteed.

Ultimately, our success is dependent upon our ability to generate revenues from the sale our CBD skincare products, and to achieve profitability, which is dependent upon a number of factors, including general economic conditions.  There is no assurance that even with adequate financing or combined operations, we will generate revenues and be profitable.

PATENTS, TRADEMARKS, AND PROPRIETARY RIGHTS

On July 18, 2018 the Company filed five trademark applications with the United States Patent and Trademark Office for CB3SKINCARE: U.S. Trademark Application Serial No. 88/040,563, CB3: U.S. Trademark Application Serial No. 88/040,571, EYE MATTER: U.S. Trademark Application Serial No. 88/040,574, REVITA WASH: U.S. Trademark Application Serial No. 88/040,580, and TAKE YOUR SKIN HIGHER: U.S. Trademark Application Serial No. 88/040,584.

ENVIRONMENTAL MATTERS

We are in compliance with environmental laws and regulations did not have a specific impact on the Company's operations. The Company does not anticipate that it will incur any material capital expenditures for environmental control facilities during the next fiscal year.

EMPLOYEES

We have one full time employee, our President, Kent Rodriguez and a part time administrative assistant. The Board retains consultants and advisors on as needed basis.  They are compensated with cash and also with the issuance of the Company’s common stock.

RESEARCH AND DEVELOPMENT

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

During the past several years, we have attempted, without success, to generate revenues and profits. For the year ended March 31, 2016, we incurred a net loss attributable to common shareholders of $2,711,972.  The net loss was primarily due to the impairment of our oil and gas assets. There can be no assurance that we will ever be profitable from our operations.

We need additional capital.

We need additional financing to continue operations. The amount required depends upon our business operations, and the capital needs to develop and market our CBD skincare products. We may be unable to secure this additional required financing on a timely basis, under terms acceptable to us, or at all. To obtain additional financing, we will likely sell additional equity securities, which will further dilute shareholders' ownership in us. Ultimately, if we do not raise the required capital, we may need to cease operations.

We are dependent upon our key personnel.

We are highly dependent upon the services of Kent A. Rodriguez, our President and Chief Executive Officer. If he terminated his services with us, our business would suffer.

There is only a limited trading market for our securities.

Our Common Stock is traded on the OTC Pink Sheets.  The prices quoted may not reflect the price at which you can resell your shares. Because of the low price of our stock, we are subject to particular rules of the U.S. Securities and Exchange Commission that make it difficult for stock brokers to solicit customers to purchase our stock. This reduces the number of potential buyers of our stock and may reduce the value of your shares. There can be no assurance that a trading market for our stock will continue or that you will ever be able to resell your shares at a profit, or at all.

Our management controls us.

Our current officers and directors own approximately 43% of our outstanding stock and are able to affect the election of the members of our Board of Directors and make corporate decisions. Mr. Rodriguez, by his ownership of Class A Preferred Stock, has the right to vote 40% of our voting securities. On January 12, 2018, our Board of Directors agreed to amend Designation of the Series A Convertible Preferred Stock be amended by changing the ratio for conversion, in Article IV, subparagraph (a), from .4% to .51% so that upon conversion the number of shares of common stock to be exchanged shall equal 51% of then issued and outstanding common stock.  Accordingly, even if we issue additional shares to third parties, Mr. Rodriguez will continue to control at least 40% of our voting securities. This voting concentration may also have the effect of delaying or preventing a change in our management or control or otherwise discourage potential acquirers from attempting to gain control of us. If potential acquirers are deterred, you may lose an opportunity to profit from a possible acquisition. See "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters" and "Market for Common Equity and Related Stockholder Matters".

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

ITEM 4.   MINE SAFETY DISCLOSURES

(Not applicable)

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a) Principal Market or Markets

Effective with the close of business on June 19, 1997, our Common Stock was delisted from the NASDAQ Small Cap Market. In June of 1997, our Common Stock began trading on the NASD Over-the-Counter Bulletin Board ("OTCBB").  Beginning in April 2010 our Common Stock began trading on the electronic OTCQB and OTCBB market.  Since August 2016 our Common Stock has traded on the OTC Pink Sheets.  Market makers and other dealers provided bid and ask quotations of our Common Stock. We trade under the symbol "GRVE".

The table below represents the range of high and low bid quotations of our Common Stock as reported during the reporting period herein. The following bid price market quotations represent prices between dealers and do not include retail markup, markdown, or commissions; hence, they may not represent actual transactions.

Per Share Common Stock Bid Prices by Quarter For the Two Most Recent Fiscal Years
	High	Low
Quarter Ended March 31, 2016	$0.04	$0.02
Quarter Ended December 31, 2015	$0.07	$0.02
Quarter Ended September 30, 2015	$0.10	$0.04
Quarter Ended June 30, 2015	$0.06	$0.04
Quarter Ended March 31, 2014	$0.08	$0.04
Quarter Ended December 31, 2014	$0.10	$0.06
Quarter Ended September 30, 2014	$0.10	$0.07
Quarter Ended June 30, 2014	$0.10	$0.06

As of July 10, 2018, 26,543,062 shares of our Common Stock were outstanding and the number of holders of record of our Common Stock at that date was approximately 985. However, we estimate that there are a significantly greater number of shareholders because a substantial number of our shares are held in nominee names by brokerage firms.

(b) Dividends

No dividends on the Common Stock were paid by us during the fiscal year ended March 31, 2016, or the fiscal year ended March 31, 2015, nor do we anticipate paying dividends on Common Stock in the foreseeable future. Holders of Common Stock are entitled to receive such dividends as may be declared by our Board of Directors.

(c) Securities Authorized for Issuance Under Equity Compensation Plans.

We have not established an Equity Compensation Plan and have not authorized the issuance of any securities under such plan.

(d) Preferred Stock.

Our Articles of Incorporation authorize us to issue up to 1,000,000 shares of $0.10 par value preferred stock, with such classes, series and preferences as our Board of Directors may determine from time to time. In June 2002, our Board of Directors authorized the issuance of 100 shares of Series A Convertible Preferred Stock (the "Series A Preferred Stock"). Our Board further agreed to issue all of the Series A Preferred Stock to our Chairman and President, Kent Rodriguez, in satisfaction of $500,000 in loans made by Mr. Rodriguez.  On January 12, 2018,our Board of Directors agreed to amend Designation of the Series A Convertible Preferred Stock be amended by changing the ratio for conversion, in Article IV, subparagraph (a), from .4% to .51% so that upon conversion the number of shares of common stock to be exchanged shall equal 51% of then issued and outstanding common stock.

The Series A Preferred Stock accrues dividends at the rate of 8% per annum on the original purchase price for the shares. If declared by the Board of Directors, these dividends are payable quarterly, beginning in September 2002. We are prohibited from paying any dividends on our Common Stock until all accrued dividends are paid on our Series A Preferred Stock.

If we liquidate or dissolve, and after payment of our debts, the holders of the Series A Preferred Stock are entitled to a preference payment before we make any distributions to our Common Stockholders. The preference amount is equal to the original purchase price for the Series A Preferred shares plus accrued, but unpaid dividends.  As of March 31, 2016, the liquidation preference is $537,450, or $5,374.5 per share.

The Series A Preferred Stock is convertible at any time into 51% of the then outstanding shares of Common Stock and securities convertible into Common Stock on a fully diluted basis. However, conversion is limited to the number of shares of Common Stock available for issuance under our articles of incorporation.

Regardless of whether or not the Series A Preferred Stock has been converted to our Common Stock, the Series A Preferred Stockholder is entitled to vote, at all times, on an as-if converted basis. The Preferred Stockholder, Mr. Rodriguez, has the right to vote the Series A Preferred Stock together with his other holdings in the Company.

In March, 2013, our Board of Directors authorized the issuance of 2,000 shares of Series B Preferred Stock (the "Series B Preferred Stock").  The face amount of share of the Series B Preferred Stock is $1,000. There are currently 1,983 shares of Series B Preferred Stock outstanding. As of March 31, 2016, the liquidation preference is $1,983,000, or $1,000 per share.

On March 14, 2014, we filed an amendment with the Nevada Secretary of State increasing the interest rate on the Series B Preferred Shares to nine percent (9.00%), effective on April 1, 2014 and changing the payment date to from January 15th of each year to April 1st.  The next interest payment on the Series B Preferred Stock will be on April 1, 2018.

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

As of March 31, 2016, the liquidation preference is $53,000, or $1,060 per share.

RECENT SALES OF UNREGISTERED SECURITIES

The Company sold the following unregistered securities between January 1, 2016 and March 31, 2016:

In March 2016 the Company issued 23 shares Series B Preferred Stock to an accredited investor for $23,000.

During the twelve months ended March 31, 2016 and 2015, the Company incurred $165,038 and $135,559 in dividends on Series B preferred stock.

During the twelve months ended March 31, 2016 and 2015, the Company incurred $3,000 and –0– in dividends on AFS Series A Preferred Stock.

All other unregistered securities sold by the Company during the past three years, but prior to January 1, 2016, have been included in the Company's 10-Q filings.

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

For the year ended March 31, 2016 compared to the year ended March 31, 2015

Revenues

Revenues for the year ended March 31, 2016 were $52,933, a decrease of $57,438 or approximately 52% compared to revenue of $110,371 for the year ended March 31, 2015. Revenue from the sale of oil and gas decreased as a result of the lower market price of oil and natural gas.

Concentration of customers

For the year ended March 31, 2016, three customers, KROG Partners, Scissortail Energy and Ward Petroleum, individually accounted for 28%, 20% and 16% of the Company’s revenues, respectively. Except for the aforementioned customers, there was no other single customer who accounted for more than 10% of the Company’s revenues for the year ended March 31, 2016.

Lease Operating Expenses

During the year ended March 31, 2016, our lease operating expenses were $66,081 a decrease of $33,979 or approximately 34% compared to $100,060 for the year ended March 31, 2015.  The decrease was due the completion of the workover costs on the Miller County Arkansas properties

Selling, General, and Administrative Expenses

Selling, general and administrative expenses for the year ended March 31, 2016 were $788,836 an increase of $503,302 compared to selling, general and administrative expenses of $285,534 during the year ended March 31, 2015.   Selling, general and administrative expenses for 2016 consisted primarily non-cash consulting services of $154,546, the write off of $279,400 balance in deposits, payroll and related costs of $48,000; legal and accounting fees in the amount of $112,462; facilities costs in the amount of $11,000; travel and entertainment expenses of $68,970; investor relation expense of $4,176; office expenses of $64,014 and consulting fees in the amount of $46,268.  The increase was due primarily due to non-cash consulting services of $154,546, and write off of the $279,400 balance in deposits year for the ended March 31, 2016.

Bad Debt Expense

Bad debt expense for the year ended March 31, 2016 was 58,741.  We did not have any bad debt expense for the year ended March 31, 2015.

Impairment Expense

Impairment expense for the year ended March 31, 2016 was $1,839,941. We did not have any impairment expense for the year ended March 31, 2015.  The impairment expense was due to the reduction in the market price for oil and natural gas, the loss of economic value of the Company’s non-proven properties and the impairment of the Company’s intellectual properties.

Stock-based Compensation

Stock-based compensation for the year ended March 31, 2016 was $0, a decrease of $24,454 compared to Stock-based compensation of $24,454 for the year ended March 31, 2015.

Depreciation, Depletion, and Amortization

Depreciation, Depletion, and Amortization were $69,579 for the year ended March 31, 2016 a decrease of $4,832 or approximately 6% compared to $74,441 for the year ended March 31, 2015, due to a slight decrease in depletion.

Gain on Sale of Property

During the year ended March 31, 2016, the Company did not sell any oil and gas properties.

Gain on Settlement of Debt, Notes Payable and Accrued Interest and Dividends Payable.

During the year ended March 31, 2016, the Company had a net gain on the settlement of debt in the amount of $283,014, a decrease of $141,610 as compared with $424,624 for the year ended March 31, 2015.

We did not have a gain on the conversion of dividends payable during the year ended March 31, 2016.  During the year ended March 31, 2015, we had a gain on the conversion of dividends payable of $82,779.

Interest Expense, net of Interest Income

Interest expense, net of interest expense of $16,703 for the year ended March 31, 2016, a decrease of $26,398  compared to interest expense, net of $43,101 for the year ended March 31, 2015. This decrease is due to a reduction in the outstanding principal balances of notes payable.

Net Profit (Loss)

For the reasons stated above, our net loss for the year ended March 31, 2016, was $2,503,934, compared to a net profit of $100,314 during the year ended March 31, 2015.

Liquidity and Capital Resources

Going Concern

The Company has minimal revenues from our remaining oil and gas assets. We are in need of additional cash resources to maintain our operations. As of March 31, 2016, the Company had a working capital deficit of $676,586, had incurred losses since inception of $33,610,746, and have not yet received any revenue from the sale our CBD skincare products. These factors raise substantial doubt about its ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent on its ability to raise additional capital or obtain necessary debt financing. The Company is presently dependent on its controlling shareholder to provide us funding for its daily operation and expenses, including professional fees and fees charged by regulators, although he is under no obligation to do so.

The Company intends to meet the cash requirements for the next 12 months from the issuance date of this report through a combination of debt and equity financing by way of private placements, friends, family and business associates. The Company currently does not have any arrangements in place to complete any private placement financings and there is no assurance that the Company will be successful in completing any such financings on terms that will be acceptable to it.

If we do not have sufficient working capital to pay our operating costs for the next 12 months, we will require additional funds to pay our legal, accounting and other fees associated with our Company and our filing obligations under United States federal securities laws, as well as to pay our other accounts payable generated in the ordinary course of our business. Once these costs are accounted for, we will focus on the following the manufacture and sale of our CBD skincare products.

Any failure to raise money will have the effect of delaying the timeframes in the business plan as set forth above, and the Company may have to push back the dates of such activities.

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred losses and further losses are anticipated as a result of the development of business which raises substantial doubt about the Company’s ability to continue as a going concern within the next twelve months from the issuance date of this report.  The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or obtaining financing necessary to meet the Company’s obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and/or private placement of the Company’s common stock.

Our cash and cash equivalents were $108,220 on March 31, 2016, compared to $135,713 on March 31, 2015. We met our liquidity needs through the issuance of our common stock, preferred stock, and notes payable for cash and from the revenue derived from our oil and gas operations.

We need to raise additional capital during the fiscal year, but currently have not acquired sufficient additional funding. Our ability to continue operations as a going concern is highly dependent upon our ability to obtain immediate additional financing, or generate revenues from the sale of our CBD skincare products, and to achieve profitability, none of which can be guaranteed. Unless additional funding is obtained, it is highly unlikely that we can continue to operate. There is no assurance that even with adequate financing or combined operations, we will generate revenues and be profitable.

Ultimately, our success is dependent upon our ability to generate revenues from the sale of our CBD skin care products.

Operating activities

Net cash used by operating activities for the year ended March 31, 2016 was $348,922, compared to $230,343 used in the year ended March 31, 2015.

The Company had a net loss of $2,503,934 for the year ended March 31, 2016, compared to a net profit of $100,314 for the year ended March 31, 2015.

Net accounts receivable for the year ended March 31, 2016 were $- 0 - compared to $33,344 for the year ended March 31, 2015.

Investing activities

For the year ended March 31, 2016 we received note repayments of $1,429.  During the year ended March 31, 2015 we invested $120,000 for the purchase of the Kensington Energy Assets, and repayments on notes receivable of $7,142.

Financing activities

Our financing activities for the year ended March 31, 2016 provided cash of $320,000 as compared to $255,000 for the year ended March 31, 2015. We plan to raise additional capital during the coming fiscal year.  Cash generated by financing activities primarily consisted of $330,000 from the issuance of Avalon Series B Preferred Stock and AFS Series A Preferred Stock.

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

Recently enacted accounting standards

In August 2014, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2014-15, Presentation of Financial Statements – Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”). ASU 2014-15 provides guidance about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and sets rules for how this information should be disclosed in the financial statements. ASU 2014-15 is effective for annual periods ending after December 15, 2016 and interim periods thereafter. The Company adopted ASU 2014-15 prospectively for the annual period ending December 31, 2016. Pursuant to ASU 2014-15, the Company is required to consider whether there are adverse conditions or events that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued and the probability that management’s plans will mitigate the adverse conditions or events (if any). Adverse conditions or events would include, but not be limited to, negative financial trends (such as recurring operating losses, working capital deficiencies, or insufficient liquidity), a need to restructure outstanding debt to avoid default, and industry developments (for example commodity price declines and regulatory changes).

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Material Commitments

We have no material commitments during the next twelve (12) months.

Purchase of Significant Equipment

During the twelve months ended March 31, 2016 and March 31, 2015, we used $0 for the purchase of equipment.

ITEM 8.   FINANCIAL STATEMENTS.

Our audited Financial Statements begin on page F-1.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Management’s Annual Report on Internal Control over Financing Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934). Management has assessed the effectiveness of our internal control over financial reporting under COSO Framework 2013 as of March 31, 2016 based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management concluded that, as of March 31, 2016, our internal control over financial reporting was not effective. The material weaknesses identified related to (i) a lack of accounting staff and resources with appropriate knowledge of U.S. GAAP and SEC reporting and compliance requirements; (ii) a lack of sufficient documented financial closing policies and procedures; and (iii) a lack of independent directors and an audit committee.

We plan to take steps to enhance and improve the design of our internal control over financial reporting. During the period covered by this annual report on Form 10-K, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we hope to implement the following changes during our fiscal year ending March 31, 2019: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; (ii) adopt sufficient written policies and procedures for accounting and financial reporting, and (iii) strengthen our financial team by employing more qualified accountant(s) conversant with US GAAP to enhance the quality of our financial reporting function. The remediation efforts set out in (i), (ii) and (iii) are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to an exemption for non-accelerated filers set forth in Section 989G of the Dodd-Frank Wall Street Reform and Consumer Protection Act.

Changes in Internal Controls over Financial Reporting

We regularly review our system of internal control over financial reporting and make changes to our processes and systems to improve controls and increase efficiency, while ensuring that we maintain an effective internal control environment. Changes may include such activities as implementing new, more efficient systems, consolidating activities, and migrating processes.

During the last fiscal quarter’ assessment, we noted the material weaknesses as stated above.

Limitations on Controls

Management does not expect that the Company’s disclosure controls and procedures or the Company’s internal control over financial reporting will prevent or detect all error and fraud. Any control system, no matter how well designed and operated, is based upon certain assumptions and can provide only reasonable, not absolute, assurance that its objectives will be met. Further, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected. The Company’s disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives and the Company’s Chief Executive Officer (who is also our Chief Financial Officer) has concluded that the Company’s disclosure controls and procedures are effective at that reasonable assurance level.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our Directors and Executive Officers are shown below:

Name	Age	Position
Kent Rodriguez	56	Chief Executive Officer, President, Secretary, and Principal Financial Officer
Jill Allison	52	Director
Douglas Barton	76	Director
Rene Haeusler	61	Director

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

The Company's Directors will serve in such capacity until the next annual meeting of the Company's shareholders and until their successors have been elected and qualified. There are no family relationships among the Company's officers and directors, nor are there any arrangements or understanding between any of the directors or officers of the Company or any other person pursuant to which any officer or director was or is to be selected as an officer or director. The Directors took action six (6) times by written consent during the fiscal year ended March 31, 2016.

In 2009, the Board of Directors established a Compensation Committee. It is currently comprised of Messrs. Barton and Häusler. The Compensation Committee held one (1) meeting in fiscal 2016.

In May 2009, the Board of Directors established an Audit Committee. It is currently comprised of Messrs. Barton and Häusler.  The Audit Committee held one (1) meeting in fiscal 2016.

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

ITEM 11.  EXECUTIVE COMPENSATION

The following table sets forth information concerning the compensation for services in all capacities rendered to us for the year ended March 31, 2016, of our Chief Executive Officer and our other executive officers.  We did not have any corporate officers whose annual compensation exceeded $100,000 in the fiscal year ended March 31, 2016.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($) (2)	Total ($)
Kent Rodriguez	2016	$48,000	$—	$—	$—	$—	$—	$40,000	$88,000	(2)(1)
CEO and President	2015	$48,000	$—	$—	$—	$—	$—	$40,000	$88,000	(2)(1)
	2014	$48,000	$—	$—	$—	$—	$—	$40,000	$88,000	(2)(1)

(1)Mr. Rodriguez owns the 100 shares of Preferred Stock outstanding.  These shares pay an 8% dividend.  We paid Mr. Rodriguez $35,500 in 2016 and $65,000 in 2015.  The balance due Mr. Rodriguez as of March 31, 2016 is $37,450.

(2)In 2016, Mr. Rodriguez was under an employment agreement dated April 1, 2014 that expired on March 31, 2016, pursuant to which he was compensated at an annual rate of 48,000. The Company extended the agreement for another year. During the fiscal year ending March 31, 2016, we paid Mr. Rodriguez $50,457, and accrued $49,202. During the fiscal year ending March 31, 2015, we paid Mr. Rodriguez $44,500 and accrued $48,000, The balance due Mr. Rodriguez as of March 31, 2016 is $205,463.

Outstanding Equity Awards at Fiscal Year-End as of March 31, 2016

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
None	—	—	—	—	—	—	—	—	—

 Director Compensation

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Kent Rodriguez	$—	$—	$—	$—	$—	$—	$—
Jill Allison	$—	$4,000	$—	$—	$—	$—	$4,000
Douglas Barton	$—	$4,000	$—	$—	$—	$—	$4,000
Rene Häusler	$—	$4,000	$—	$—	$—	$—	$4,000

EMPLOYMENT AGREEMENTS

The Company has an employment agreement with its President.  The employment agreement provides for salaries and benefits.  In addition to salary and benefits provisions, the agreement includes defined commitments should the employer terminate the employee with or without cause.

KENT RODRIGUEZ

In 2016, Mr. Rodriguez was under an employment agreement dated April 1, 2011 that expired on March 31, 2016, pursuant to which he was compensated at an annual rate of $48,000. We extended this agreement for another year.  During the fiscal year ended March 31, 2016, we paid Mr. Rodriguez $50,457, and accrued $48,000.  During the fiscal year ended March 31, 2015, we paid Mr. Rodriguez $44,500, and accrued $48,000. The balance due to Mr. Rodriguez as of March 31, 2016 is $205,462.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding ownership of our Common Stock as of March 31, 2016 by (i) each person known by us to be the beneficial owner of more than five (5%) percent of our outstanding Common Stock; (ii) each director of our Company; and (iii) all executive officers and directors of our Company as a group. As of March 31, 2016, we had a total of 18,198,062 common shares issued and outstanding.

Name of Beneficial Owner	Amount of and Nature Beneficial ownership	% of Outstanding Common stock
Kent Rodriguez (1)
310 Fourth Avenue South, Suite 7000
Minneapolis, MN 55415	12,136,408	40.02%
Douglas Barton
310 Fourth Avenue South, Suite 7000
Minneapolis, MN 55415	160,667	0.88%
Jill Allison
310 Fourth Avenue South, Suite 7000
Minneapolis, MN 55415	160,000	0.88%
Rene Häusler (2)
310 Fourth Avenue South, Suite 7000
Minneapolis, MN 55415	293,665	1.61%
IP Technology Exchange, Inc. (3)
3802 Spectrum Blvd, Suite 128E
Tampa, FL 33612	1,920,000	10.55%
Recon Technology, Inc
9 Fulin Road
Bejing, 100107 China	2,800,000	15.39%
CEDE & Co.
P.O. Box 222
Bowling Green Station
New York, NY 10274	4,974,172	27.33%

(1)	Includes 12,132,041 shares of Common Stock issuable upon the conversion of 100 shares of Series A Preferred Stock.
(2)	Includes 46,501 shares owned by L’Avenir Finanz an affiliate of Mr. Häusler
(3)	These shares were cancelled in March 2018.

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

During the years ended March 31, 2016 and 2015, the Company incurred $40,000 in Class A preferred stock dividends, respectively.  As of March 31, 2016, there is $37,450 in accrued preferred stock dividends payable.

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

On January 12, 2018, our Board of Directors agreed to amend Designation of the Series A Convertible Preferred Stock be amended by changing the ratio for conversion, in Article IV, subparagraph (a), from .4% to .51% so that upon conversion the number of shares of common stock to be exchanged shall equal 51% of then issued and outstanding common stock.

Employment Agreements

KENT RODRIGUEZ

In 2016, Mr. Rodriguez was under an employment agreement dated April 1, 2011 that expired on March 31, 2016, pursuant to which he was compensated at an annual rate of $48,000. We extended this agreement for another year.  During the fiscal year ended March 31, 2016, we paid Mr. Rodriguez $50,547, and accrued $49,202.  During the fiscal year ending March 31, 2015, we paid Mr. Rodriguez $44,500, and accrued $48,000. The balance due Mr. Rodriguez as of March 31, 2016 is $205,462.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

1. AUDIT FEES.

Our audit fees for the years ended March 31, 2016 and 2015 were as follows:

2016	2015
$32,500	$52,500

2. TAX FEES.

Our tax return fees for the years ended March 31, 2016 and 2015 were as follows:

2016	2015
$—	$—

3. ALL OTHER FEES.

2016	2015
$—	$—

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibit Number	Description
3.1	Restated Articles of Incorporation (Incorporated by reference to Exhibit 3.1 to Registration Statement on Form SB-2, Registration No. 33-74240C).*
3.2	Restated Bylaws (Incorporated by reference to Exhibit 3.2 to Registration Statement on Form SB-2, Registration No. 33-74240C). *
3.3	Articles of Incorporation for the State of Nevada. (Incorporated by reference to Exhibit 2.2 to Form 10-KSB filed February 2000) *
3.4	Articles of Merger for the Colorado Corporation and the Nevada Corporation (Incorporated by reference to Exhibit 3.4 to Form 10-KSB filed February 2000) *
3.5	Bylaws of the Nevada Corporation (Incorporated by reference to Exhibit 3.5 to Form 10-KSB filed February 2000) *
4.1	Specimen of Common Stock (Incorporated by reference to Exhibit to Registration Statement on Form SB-2, Registration No. 33-74240C).*
10.1	Employment Agreement between the Company and Kent Rodriguez dated April 1, 2011 *
10.2	Promissory Note between the Company and Peter Messerli dated January 6, 2011, in the amount of $200.000 *
10.3	Promissory Note between the Company and Maerki Baumann & Company AG dated January 11, 2011, in the amount of $250,000*
10.4	Promissory Note between the Company and Maerki Baumann & Company AG dated January 27, 2012, in the amount of $200,000*
10.5	Certificate of Designation Series B Preferred Stock*
10.6	Certificate of Designation AFS Series A Preferred Stock
10.7	Promissory Note between the Company and Carebourn Capital, LLC dated January 29, 2018 in the amount of $230,000
31.1	Certification
32.1	Certification

* Incorporated by reference to a previously filed exhibit or report.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Groove Botanicals, Inc.

Date: August 28, 2018	By:	/s/ Kent Rodriguez
Kent Rodriguez
Chief Executive Officer, President, Secretary and Principal Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Company in the capacities and on the dates indicated.

Date: August 28, 2018	By:	/s/ Kent Rodriguez
Kent Rodriguez
Chief Executive Officer, President, Secretary and Principal Financial Officer

Date: August 28, 2018	By:	/s/ Jill Allison
Jill Allison
Director

Date: August 28, 2018	By:	/s/ Douglas Barton
Douglas Barton
Director

Date: August 28, 2018	By:	/s/ Rene Häusler
Rene Häusler
Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Groove Botanicals Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Groove Botanicals Inc. (formerly known as Avalon Oil & Gas, Inc.) (the “Company”) as of March 31, 2016 and 2015, the related consolidated statements of operations, changes in equity and cash flows for each of the two years in the period ended March 31, 2016, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2016 and 2015, and the results of its operations and its cash flows for each of the two years in the period ended March 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1, the Company has a significant working capital deficiency, has incurred significant losses and needs to raise additional funds to meet its obligations and sustain its operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Bernstein & Pinchuk LLP
Bernstein & Pinchuk LLP

We have served as the Company’s auditor since 2007.

New York, New York
August 28, 2018

Groove Botanicals, Inc.
Consolidated Balance Sheets

	March 31, 2016	March 31, 2015
Assets
Current Assets:
Cash and cash equivalents	$108,220	$135,713
Accounts receivable, net of allowance for doubtful accounts of $28,741 and $0	—	33,344
Notes receivable	—	11,429
Deposits and prepaid expenses	—	368,946
Receivables from joint interests, net of allowance for doubtful accounts of $153,209 and $131,236	—	20,000
Total current assets	108,220	569,432

Property and equipment, net	13,592	18,125
Unproven oil & gas properties	177,000	1,867,183
Producing oil & gas properties, net	74,816	239,283
Intellectual property rights, net	—	53,234
Total Assets	$373,628	$2,747,257

The accompanying notes are an integral part of these financial statements.

Groove Botanicals, Inc.
Consolidated Balance Sheets (Continued)

	March 31, 2016	March 31, 2015
Liabilities and Equity
Current Liabilities:
Accounts payable and accrued liabilities	194,691	433,751
Accrued payroll - related parties	205,462	211,317
Dividends payable	205,488	32,950
Accrued liabilities to joint interest	9,965	10,567
Notes payable - related party	20,000	20,000
Notes payable, net of discount	149,200	224,300
Total current liabilities	784,806	932,885

Accrued asset retirement obligation (ARO) liability	136,642	124,220
Total Liabilities	921,448	1,057,105

Commitments and contingencies

Equity
Preferred stock, Series A, $.10 par value, 1,000,000 shares authorized; 100 shares issued and outstanding stated at redemption value, as of March 31, 2016 and March 31, 2015, liquidation preference of $537,450 and 532,950 as of March 31, 2016 and 2015	10	10
Preferred stock, Series B, $.10 par value, 2,000 shares authorized; 1,983 shares issued and 1,625 shares issued and outstanding stated at redemption value as of March 31, 2016 and March 31, 2015, liquidation preference of $1,983,000 and 1,625,000 as of March 31, 2016 and 2015	198	163
Common stock, $.001 par value: 200,000,000 shares authorized 18,198,062 and 16,548,062 shares issued and outstanding at March 31, 2016 and March 31, 2015, respectively	18,198	16,548
Additional paid in capital	32,993,499	32,572,304
Accumulated deficit	(33,610,746)	(30,898,873)
Total Stockholders (Deficit) Equity	(598,841)	1,690,152
Non-controlling interest	51,021	—
Total (Deficit) Equity	(547,820)	1,690,152
Total Liabilities and Equity	$373,628	$2,747,257

The accompanying notes are an integral part of these financial statements.

Groove Botanicals, Inc.
Consolidated Statements of Operations

	For the year ended	For the year ended
	March 31, 2016	March 31, 2015
Oil & Gas Sales	$52,933	$110,371

Operating expenses:
Lease operating expense, severance taxes and ARO accretion	66,081	100,060
Selling, general and administrative expenses	788,836	285,534
Bad debt expense	58,741	—
Impairment expense	1,839,941	—
Stock based compensation	—	24,454
Depreciation, depletion, and amortization	69,579	74,411
Total operating expenses	2,823,178	484,459
Operating loss	(2,770,245)	(374,088)

Other income (expense):
Gain on settlement of debt	283,014	424,624
Gain on conversion of dividends payable	—	82,779
Other miscellaneous income	—	10,100
Interest expense, net	(16,703)	(43,101)
Total other income	266,311	474,402
Income (Loss) before income tax	(2,503,934)	100,314
Provision for income taxes	—	—
Net (loss) Income	$(2,503,934)	$100,314
Less net loss attributable to noncontrolling interests	99	—
Net income (loss) attributable to the Company	$(2,503,835)	$100,314
Preferred stock dividends	(208,038)	(175,599)
Net income (loss) attributable to common shareholders	$(2,711,873)	$(75,285)

Net loss per share - basic & diluted	(0.154)	(0.006)
Weighted average shares outstanding - basic & diluted	17,620,117	12,722,363

The accompanying notes are an integral part of these financial statements.

Groove Botanicals, Inc.
Consolidated Statement of Cash Flows

	For the year ended	For the year ended
	March 31, 2016	March 31, 2015
Cash flows from operating activities:
Net (loss) income	$(2,503,934)	$100,314
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock issued for services	—	24,454
Non-cash consulting services	433,946
Provision for allowances for doubtful accounts	58,741
(Gain) on extinguishment of debt	(283,014)	(424,624)
(Gain) on the reduction of dividends payable	—	(82,779)
Impairment of assets	1,839,941	—
Stock issued for reduction of interest on notes payable	—	176,959
Stock issued for licensing fees	—	15,000
Depreciation, depletion, and amortization	69,579	74,411
Depreciation and ARO liability	2,896	2,896
Net change in operating assets and liabilities:
Accounts receivable	4,603	20,882
Accounts payable and other accrued expenses	21,753	(143,149)
Due to related party	(5,855)	(6,000)
Asset retirement obligation accretion	12,422	11,293
Net cash (used) in operating activities	(348,922)	(230,343)

Cash flows from investing activities:
Deposit on the purchase of additional assets	—	22,657
Purchase of property and equipment	—	(22,657)
Acquisition of oil producing properties	—	(120,000)
Principle payments received on notes receivable	1,429	7,142
Net cash provided by (used in) investing activities	1,429	(112,858)

Cash flows from financing activities:
Proceeds from advances from related party	—	—
Payments on notes payable	—	—
Payments on notes payable	(10,000)	—
Proceeds from notes payable	—	60,000
Non-controlling interest stock sale	—	—
Preferred stock B issued for cash	330,000	260,000
Dividends paid on preferred stock	—	(65,000)
Net cash provided by financing activities	320,000	255,000

The accompanying notes are an integral part of these financial statements.

Groove Botancials, Inc.
Consolidated Statement of Cash Flows (Continued)

	For the year ended	For the year ended
	March 31, 2016	March 31, 2015
Net decrease in cash and cash equivalents	(27,493)	(88,201)

Cash and cash equivalents at beginning of period	135,713	223,914

Cash and cash equivalents at end of period	108,220	$135,713

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$—	$8,500
Taxes	$—	$—
Common stock issued in exchange for consulting services	$—	$99,000
Common stock issued in exchange for licenses	$—	$15,000
Common stock issued for the conversion of dividends payable	$—	$61,600
Common stock issued for conversion of note payable, accrued interest, and assumption of debt	$28,000	$52,500
Gain (Loss) on extinguishment of debt	$283,014	$424,624
Preferred stock issued in exchange for consulting services	$—	$15,000
Preferred stock issued for conversion of note payable, accrued interest, and assumption of debt	$25,000	$50,000

The accompanying notes are an integral part of these financial statements.

GROOVE BOTANCALS, INC.
Consolidated Statements of Changes in Equity

	Preferred Stock, Series A		Preferred Stock, Series B		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Non-Controlling Interest	Equity
Balance at March 31, 2014	100	$10	1,300	$130	11,658,062	$11,658	$32,024,126	$(30,823,588)	$—	$1,212
Preferred shares issued in exchange for notes payable			50	5			49,995			50,000
Common stock issued for consulting services					200,000	200	13,800			14,000
Preferred stock issued for cash			260	26			259,975			260,001
Preferred stock issued in exchange for consulting services			15	2			14,998			15,000
Common stock issued for licenses					300,000	300	14,700			15,000
Common stock issued for consulting services					1,700,000	1,700	83,300			85,000
Common stock issued in exchange for notes payable					1,150,000	1,150	51,350			52,500
Common stock issued in exchange for dividends payable					1,540,000	1,540	60,060			61,600
Preferred Dividends								(175,599)		(175,599)
Net income	—							100,314		$100,314
Balance at March 31, 2015	100	$10	1,625	$163	16,548,062	$16,548	$32,572,304	$(30,898,873)	$—	$1,690,152
Preferred shares issued in exchange for notes payable			25	2			24,998			25,000
Common stock issued for consulting services
Preferred stock issued for cash			280	28			279,972			280,000
Preferred stock issued for cash (AFS Holdings, Inc.)							50,000			50,000
Preferred stock issued in exchange for consulting services			53	5			52,995			53,000
Common stock issued to pay accounts payable					650,000	650	25,350			26,000
Common stock issued for consulting services					300,000	300	11,700			12,000
Common stock issued in exchange for notes payable					700,000	700	27,300			28,000
Common stock issued in exchange for dividends payable
Non-controlling interest							(1,120)		1,120	—
Preferred Dividends								(208,038)		(208,038)
Net loss	—							(2,503,835)	(99)	$(2,503,934)
Balance at March 31, 2016	100	$10	1,983	$198	18,198,062	$18,198	$32,993,499	$(33,610,746)	$51,021	$(547,820)

The accompanying notes are an integral part of these financial statements.

GROOVE BOTANICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MARCH 31, 2016 AND 2015

NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

Groove Botanicals, Inc. (the "Company") (formally known as Avalon Oil & Gas, Inc.), was originally incorporated in Colorado in April 1991 under the name Snow Runner (USA), Inc. The Company was the general partner of Snow Runner (USA) Ltd.; a Colorado limited partnership to sell proprietary snow skates under the name "Sled Dogs" which was dissolved in August 1992. In late 1993, the Company relocated its operations to Minnesota and in January 1994 changed our name to Snow Runner, Inc. In November 1994 we changed our name to the Sled Dogs Company. On November 5, 1997, we filed for protection under Chapter 11 of the U.S. Bankruptcy Code. In September 1998, we emerged from protection of Chapter 11 of the U.S. Bankruptcy Code. In May, 1999, we changed our state of domicile to Nevada and our name to XDOGS.COM, Inc. On July 22, 2005, the Board of Directors and a majority of the Company's shareholders approved an amendment to our Articles of Incorporation to change the Company's name to Avalon Oil & Gas, Inc., and to increase the authorized number of shares of our common stock from 200,000,000 shares to 1,000,000,000 shares par value of $0.001, and engage in the acquisition of producing oil and gas properties.  On November 16, 2011, a majority of the Company's shareholders approved an amendment to our Articles of Incorporation to increase the authorized number of shares of our common stock from 1,000,000,000 shares to 3,000,000,000 shares par value of $0.001.

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

On March 21, 2018 the Board of Directors and a majority of the Company's shareholders approved an amendment to our Articles of Incorporation to change the Company's name to Groove Botanicals, Inc.  We filed an amendment to our Articles of Incorporation with the State of Nevada on May 18, 2018.

The Company is currently in the process of raising funds to manufacture and sell our CBD skincare products.

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

GROOVE BOTANICAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MARCH 31, 2016 AND 2015

Principles of consolidation

The consolidated financial statements include the accounts of the Company and the Company’s subsidiary’s Oiltek, Inc., AFS Holdings, Inc., and Weyer Partners, LLC.  All significant inter-company items have been eliminated in consolidation.

Going Concern

The Company has minimal revenues from our remaining oil and gas assets. We are in need of additional cash resources to maintain our operations. As of March 31, 2016, the Company had a working capital deficit of $676,586, had incurred losses since inception of $33,610,746, and have not yet received any revenue from the sale our CBD skincare products. These factors raise substantial doubt about its ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent on its ability to raise additional capital or obtain necessary debt financing. The Company is presently dependent on its controlling shareholder to provide us funding for its daily operation and expenses, including professional fee and fees charged by regulators, although he is under no obligation to do so.

The Company intends to meet the cash requirements for the next 12 months from the issuance date of this report through a combination of debt and equity financing by way of private placements, friends, family and business associates. The Company currently did not have any arrangements in place to complete any private placement financings and there is no assurance that the Company will be successful in completing any such financings on terms that will be acceptable to it.

If we do not have sufficient working capital to pay our operating costs for the next 12 months, we will require additional funds to pay our legal, accounting and other fees associated with our Company and our filing obligations under United States federal securities laws, as well as to pay our other accounts payable generated in the ordinary course of our business. Once these costs are accounted for, we will focus on the following the manufacture and sale of our CBD skincare products.

Any failure to raise money will have the effect of delaying the timeframes in the business plan as set forth above, and the Company may have to push back the dates of such activities.

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred losses and further losses are anticipated as a result of the development of business which raises substantial doubt about the Company’s ability to continue as a going concern within the next twelve months from the issuance date of this report. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or obtaining financing necessary to meet the Company’s obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and/or private placement of the Company’s common stock.

Our cash and cash equivalents were $108,220 on March 31, 2016, compared to $135,713 on March 31, 2015. We met our liquidity needs through the issuance of our common stock, preferred stock, and notes payable for cash and from the revenue derived from our oil and gas operations.

We need to raise additional capital during the fiscal year, but currently have not acquired sufficient additional funding. Our ability to continue operations as a going concern is highly dependent upon our ability to obtain immediate additional financing, or generate revenues from the sale of our CBD skincare products, and to achieve profitability, none of which can be guaranteed. Unless additional funding is obtained, it is highly unlikely that we can continue to operate. There is no assurance that even with adequate financing or combined operations, we will generate revenues and be profitable.

Ultimately, our success is dependent upon our ability to generate revenues from the sale of our CBD skin care products.

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

GROOVE BOTANICAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MARCH 31, 2016 AND 2015

Cash and Cash Equivalents

Cash and cash equivalents consist primarily of cash on deposit.  The Company maintains its cash balances at several financial institutions. Accounts at the institutions are insured by the Federal Deposit Insurance Corporation up to $250,000.

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

Accounts Receivable and Receivables from the Joint Interest

Management periodically assesses the collectability of the Company's accounts receivable and receivables from the Joint Interest. Accounts determined to be uncollectible are charged to operations when that determination is made. The Company determined that the accounts receivable from the Joint Interest accounts were uncollectable for the year ended March 31, 2016.

Oil and Natural Gas Properties

The Company follows the full cost method of accounting for natural gas and oil properties.  Under the full cost concept, all costs incurred in acquiring, exploring, and developing properties cost center are capitalized when incurred and are amortized as mineral reserves in the cost center are produced, subject to a limitation that the capitalized costs not exceed the value of those reserves.  The unamortized costs relating to a property that is surrendered, abandoned, or otherwise disposed of are accounted for as an adjustment of accumulated amortization, rather than as a gain or loss that enters into the determination of net income, until all of the properties constituting the amortization base are disposed of, at which point gain or loss is recognized. The Company capitalizes all internal costs, including: salaries and related fringe benefits of employees directly engaged in the acquisition, exploration and development of natural gas and oil properties, as well as other identifiable general and administrative costs associated with such activities. During the year ended March 31, 2016 no acquisition costs were capitalized.  During the year ended March 31, 2015, we capitalized $120,000 for the purchase of the Kensington Energy Assets.  Oil and natural gas properties are reviewed for recoverability at least annually or when events or changes in circumstances indicate that its carrying value may exceed future undiscounted cash inflows. Under the full cost method of accounting, a ceiling test is performed on a quarterly basis. The full cost ceiling test is an impairment test prescribed by SEC Regulation S-X Rule 4-10. The ceiling test determines a limit on the book value of oil and natural gas properties. The capitalized costs of proved oil and natural gas properties, net of accumulated depletion in the Company’s Consolidated Balance Sheets, may not exceed the estimated future net cash flows from proved oil and natural gas reserves, excluding future cash outflows associated with settling asset retirement obligations that have been accrued in the Company’s Consolidated Balance Sheets, using the unweighted average first day of the month commodity sales prices for the previous twelve months (adjusted for quality and basis differentials), held constant for the life of production, discounted at 10%, plus the cost of unevaluated properties and major development projects excluded from the costs being amortized. If capitalized costs exceed this limit, the excess is charged to expense. As of March 31, 2016 and 2015, the Company impaired $128,462 in Proven Oil and Gas Properties and $1,690,183 in Unproved Oil and Gas Properties and - 0- respectively.

GROOVE BOTANICAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MARCH 31, 2016 AND 2015

Property and Equipment

Other property and equipment is reviewed on an annual basis for impairment and as of March 31, 2016 the Company had not identified any such impairment.  Repairs and maintenance are charged to operations when incurred and improvements and renewals are capitalized.

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

The Company impaired $21,292 for the year ended March 31, 2016.  There were not any impairment loss for the fiscal year ended March 31, 2015.

Should the sum of the expected cash flows be less than the carrying amount of assets being evaluated, an impairment loss would be recognized. The impairment loss would be calculated as the amount by which the carrying amount of the assets, exceed fair value. Estimated amortization of intangible assets over the next five years is as follows:

March 31,
2017 and thereafter	$-

GROOVE BOTANICAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MARCH 31, 2016 AND 2015

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

GROOVE BOTANICAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MARCH 31, 2016 AND 2015

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

Recent Accounting Standards

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements – Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”). ASU 2014-15 provides guidance about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and sets rules for how this information should be disclosed in the financial statements. ASU 2014-15 is effective for annual periods ending after December 15, 2016 and interim periods thereafter. The Company adopted ASU 2014-15 prospectively for the annual period ending December 31, 2016. Pursuant to ASU 2014-15, the Company is required to consider whether there are adverse conditions or events that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued and the probability that management’s plans will mitigate the adverse conditions or events (if any). Adverse conditions or events would include, but not be limited to, negative financial trends (such as recurring operating losses, working capital deficiencies, or insufficient liquidity), a need to restructure outstanding debt to avoid default, and industry developments (for example commodity price declines and regulatory changes).

GROOVE BOTANICAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MARCH 31, 2016 AND 2015

NOTE 2:   RECEIVABLE FROM JOINT INTERESTS

The Company is the operator of certain wells acquired in the Expanded Bedford Agreement.  Pursuant to a joint interest operating agreement (the “Joint Interest Agreement”), the Company charges the other owners of the Grace Wells for their pro-rata share of operating and workover expenses.  These receivables are carried on the Company’s balance sheet as Receivable from Joint Interests. At March 31, 2016 and 2015, the amount of these receivables is $153,209 and $151,236, respectively.  During the year ended March 31, 2016, the Company deemed the collectability of the receivable from joint interests in the amount of $153,209, as unlikely.

NOTE 3:  DEPOSITS AND PREPAID EXPENSES

During the years ended March 31, 2016 and 2015 the Company has advanced $- 0- and $279,400 toward the purchase of properties.

We wrote off the $279,000 in deposits of $279,400 on March 31, 2016.

During the year ended March 31, 2015 the Company incurred prepaid consulting fees in the amount of $100,000 which was being amortized over 36 months. In November 2015 the Company incurred prepaid consulting fees to Rene Haeusler, a director of the company, in the amount of $50,000 which is being amortized over 48 months. Amortization through March 31, 2016 was $37,131.

We wrote off the remaining balance of our prepaid consulting fees in the on March 31, 2016.

	March 31, 2016	March 31, 2015
Deposits on wells	$279,400	$279,400
Prepaid consulting fees	150,000	100,000
	429,400	379,400

Less: Accumulated Amortization on Prepaid Consulting Fees	(37,131)	(10,454)
Less: Impairment of Well Deposits and Consulting Fees	(392,269)	—
	$0	$368,946

NOTE 4: PROPERTY AND EQUIPMENT

A summary of property and equipment at March 31, 2016 and 2015 is as follows:

	March 31, 2016	March 31, 2015
Office Equipment	$41,778	$41,778
Vehicles	22,657	22,657
	64,435	64,435
Less: Accumulated depreciation	(50,843)	(46,310)
Total	$13,592	$18,125

Depreciation expense for the years ended March 31, 2016 and 2015 was $4,533 and $4,532 respectively.

GROOVE BOTANICAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MARCH 31, 2016 AND 2015

NOTE 5: INTELLECTUAL PROPERTY RIGHTS

A summary of the intellectual property rights at March 31, 2016 and 2015, are as follows:

	March 31, 2016	March 31, 2015
Intelli-well	$425,850	$425,850
Less: accumulated amortization	(404,558)	(372,616)
Less: impairment	(21,292)	—
Total	$-0-	$53,234

Amortization expense for the years ended March 31, 2016 and 2015 was $31,938 and $42,851.

We impaired the remaining $21,292 for the year ended March 31, 2016.

GROOVE BOTANICAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MARCH 31, 2016 AND 2015

NOTE 6: OIL AND GAS PROPERTY ACTIVITY

Producing oil and gas properties consist of the following:

	March 31, 2016	March 31, 2015
Lincoln County, Oklahoma	$111,402	$111,402
Lipscomb County, Texas	250,082	250,082
Miller County, Arkansas	139,909	139,909
Ward Petroleum Assets	290,500	290,500
Kensington Energy Assets	120,000	120,000
Other Properties	325,185	325,185
Total Properties	1,237,078	1,237,078

Asset retirement cost, net	34,780	37,676
Property impairments	(609,534)	(481,072)
Less: Depletion	(587,508)	(554,399)
Net	$74,816	$239,283

For the year ended March 31, 2016 and 2015, depletion per Bbl was $6.85 and $6.85 respectively.

GROOVE BOTANICAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MARCH 31, 2016 AND 2015

NOTE 7: ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consisted of the following:

	March 31, 2016	March 31, 2015
Accounts payable	$130,747	$371,721
Accrued interest	63,944	62,030
Total	$194,691	$433,751

NOTE 8: NOTES PAYABLE

	March 31, 2016	March 31, 2015
On May 8, 2006, the Company entered into a convertible note payable agreement with a shareholder in the amount of $100,000. The note carries an interest rate of 10% per annum and matures of November 8, 2006. The note holder has the right to convert the note and accrued interest at a rate of $0.01 per share. The value of this conversion feature was treated as a loan discount for the full $100,000 of the loan and was amortized to interest expense over the life of the loan. During the year ended March 31, 2016, the Company issued 700,000 shares of common stock for the conversion of $100 of principal. Interest in the amount of $175 and $180 was accrued on this note during the year ended March 31, 2016 and 2015, respectively. The maturity of this note has been extended until April 1, 2018. The outstanding principal balance and all outstanding interest was converted into 500,000 shares on June 15, 2018.	$1,700	$1,800
On November 11, 2008, the Company issued a convertible promissory note to an investor in the amount of $50,000. The current balance of the note is $30,000. The note carries an interest rate of 10% per annum and a maturity date of October 1, 2009. The note holder has the right to convert the note and accrued interest into shares of the Company’s common stock at a rate of $3.00 per share. The discount is being amortized to interest expense over the life of the note via the effective interest method. Interest in the amount of $3,000 and $3,000 was accrued on this note during the year ended March 31, 2015 and 2014, respectively. Accrued interest was $17,884 and $14,877 respectively at March 31, 2016 and 2015. This remaining balance of $30,000 on this promissory note and the promissory note issued in the amount of $50,000 on January 27, 2009 and accrued interest, was settled on March 9, 2018 for $2,500 plus the issuance of 600,000 shares of Common Stock	30,000	30,000
On January 27, 2009, the Company issued a promissory note to an investor in the amount of $50,000. The note carries an interest rate of 10% per annum and matures on December 15, 2009. In addition to the note payable, the Company issued 1,000,000 shares of common stock to the note holder. The shares are considered a discount to the note payable. The shares are value using the closing market price on the date the note was signed and have a value of $25,000. The discount will be amortized over the life of the note via the effective interest method. Accrued interest was $35,877 and $30,863 at March 31, 2016 and 2015 respectively. This note and the promissory note issued in the amount of $50,000 on November 11, 2008, with a remaining balance of $30,000 plus accrued interest was settled on March 9, 2018 for $2,500 plus the issuance of 600,000 shares of Common Stock.	50,000	50,000
On November 28, 2006, Oiltek, of which the Company has a majority interest in, issued a convertible note payable in the amount of $2,500. This note bears interest at a rate of 8% per annum and matures on October 1, 2007. The principal amount of the note and accrued interest are convertible into shares of the Company’s common stock at a price of $0.01 per share. A beneficial conversion feature in the amount of $2,500 was recorded as a discount to the note and was amortized to interest expense during the period ended December 31, 2006. Interest in the amount of $200 and $200 was accrued on this note during the twelve months ended March 31, 2016 and 2015, respectively. The maturity date of this note has been extended until Apri1 1, 2018. The outstanding principal balance and all accrued interest was converted into 950,000 shares on April 19, 2018.	2,500	2,500
On November 28, 2006, Oiltek, of which the Company has a majority interest in, issued a convertible note payable in the amount of $5,000. This note bears interest at a rate of 8% per annum and matured on October 1, 2007. The principal amount of the note and accrued interest are convertible into shares of the Company’s common stock at a price of $0.01 per share. A beneficial conversion feature in the amount of $5,000 was recorded as a discount to the note and was amortized to interest expense during the period ended December 31, 2006. Interest in the amount of $400 and $400 was accrued on this note during the twelve months ended March 31, 2016 and 2015, respectively. The maturity date of this note has been extended until Apri1 1, 2018. The outstanding principal balance and all accrued interest was converted into 400,000 shares on April 19, 2018.	5,000	5,000
On September 29, 2014, the Company issued two promissory notes note payable in the total amount of $60,000. These notes bear interest at a rate of 5% per annum, matured on January 1, 2014, and were extended until December 1, 2016. Accrued interest as of March 31, 2015 and March 31, 2016 was $1,504 and 4,512. The principal and accrued interest on these notes were settled in March 2018 for $5,000.	60,000	60,000
On January 1, 2011 the Company issued a promissory note payable in the amount of $250,000. This note bears interest at a rate of 8% per annum and matured on January 1, 2014, and were extended until April 1, 2015. The principal amount of the note and accrued interest are convertible into shares of the Company’s common stock at a price of $0.01 per share. A beneficial conversion feature in the amount of $95,000 was recorded as a discount to the note and is being amortized to interest expense. A discount of $-0- and $94,050 was deducted for the years ended March 31, 2015 and 2014 respectively. Interest in the amount of $4,010 and $17,945 was accrued on this note during the twelve months ended March 31, 2015 and 2014, respectively. Accrued interest was $5,858 and $1,847 at March 31, 2015. During the year ended March 31, 2016, we settled $50,000 of this note plus accrued interest for $10,000 and issued 25 shares of our Series B Preferred Stock for the remaining $25,000 plus accrued interest	0	75,000
Total outstanding	$149,200	$224,300

GROOVE BOTANICAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MARCH 31, 2016 AND 2015

	Note	Unamortized	Net of
March 31, 2016:	Amount	Discounts	Discount
Notes payable – long-term portion	$—	$—	$—
Notes payable – current portion	149,200	—	149,200
Total	$149,200	$—	$149,200

	Note	Unamortized	Net of
March 31, 2015:	Amount	Discounts	Discount
Notes payable – long-term portion	$224,300	$—	$224,300
Notes payable – current portion	—	—	—
Total	$224,300	$—	$224,300

Minimum future principal payments under the note payable are due as follows during the year ended March 31:

2017	$149,200

GROOVE BOTANICAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MARCH 31, 2016 AND 2015

NOTE 9: RELATED PARTY TRANSACTIONS

During the fiscal year ended March 31, 2016 and 2015, the president advanced the Company $0 and $0, respectively. The balance as of March 31, 2016 and 2015 were $20,000 and $20,000, respectively.

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

During the years ended March 31, 2016 and 2015, the Company incurred $40,000 in Class A preferred stock dividends.

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

On January 12, 2018, our Board of Directors agreed to amend Designation of the Series A Convertible Preferred Stock be amended by changing the ratio for conversion, in Article IV, subparagraph (a), from .4% to .51% so that upon conversion the number of shares of common stock to be exchanged shall equal 51% of then issued and outstanding common stock.

Employment Agreements

KENT RODRIGUEZ

During the years ended March 31, 2016 and 2015, the Company charged to operations the amount of $49,202 and $48,000 in annual salary for Mr. Rodriguez, of which $50,457 and $49,202 was paid to him during the years ended March 31, 2016 and 2015, respectively.  As of March 31, 2016 and 2015, the balances of accrued and unpaid salaries were $205,462 and $211,317.

In March, 2013, our Board of Directors authorized the issuance of 2,000 shares of Series B Preferred Stock, par value $0.10 per share (the "Series B Preferred Stock").  The face amount of share of the Series B Preferred Stock is $1,000.  As of March 31, 2016 and 2015, the Company has 1,983 and 1,625 shares of Series B preferred stock respectively issued and outstanding. The liquidation preference as of March 31, 2016 and 2015 was $1,983,000 and $1,625,000 or $1,000.00 per share.

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

In November 2015 we issued 50 shares Series B Preferred Stock for consulting services to Rene Haeusler, a director of the Company, for $50,000. As of March 31, 2016, the balances of related party was $0. For details, please refer to Note 3.

NOTE 10: INCOME TAXES

Deferred income taxes result from the temporary difference arising from the use of accelerated depreciation methods for income tax purposes and the straight-line method for financial statement purposes, and an accumulation of Net Operating Loss carryforwards for income tax purposes with a valuation allowance against the carryforwards for book purposes.

GROOVE BOTANICAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MARCH 31, 2016 AND 2015

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Included in deferred tax assets are Federal and State net operating loss carryforwards of $31,770,841 which will expire beginning in 2029.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon our cumulative losses through March 31, 2016, we have provided a valuation allowance reducing the net realizable benefits of these deductible differences to $0 at March 31, 2016.  The amount of the deferred tax asset considered realizable could change in the near term if projected future taxable income is realized.  Due to significant changes in the Company's ownership, the Company's future use of its existing net operating losses may be limited.

A reconciliation between the actual income tax expense and income taxes computed by applying the statutory Federal and state income tax rates to income from continuing operations before income taxes is as follows:

	Twelve Months Ended March 31, 2016	Twelve Months Ended March 31, 2015
Computed “expected” income tax benefit at approximately 34%	$(10,802,086)	$(10,471,510)
Change in valuation allowance	$10,802,086	$10,471,510

NOTE 11: STOCKHOLDERS’ EQUITY

Preferred Stock

Series A Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock, par value $0.10 per share.  As of March 31, 2016 and 2015, the Company has 100 shares of Series A preferred stock issued and outstanding.

During the twelve months ended March 31, 2016 and 2015, the Company incurred $40,000 respectively in Series A preferred stock dividends, and paid $35,500 and $49,000 for the twelve months ended March 31, 2016 and 2015 respectively. As of March 31, 2016 and 2015, the accrued balance due Mr. Rodriguez was $37,450 and $32,950 respectively. The liquidation preference as of March 31, 2016 and March 31, 2015 was $537,450 or $5,374.5 per share and $532,950 or $5,329.5 per share.

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

On January 12, 2018, our Board of Directors agreed to amend Designation of the Series A Convertible Preferred Stock be amended by changing the ratio for conversion, in Article IV, subparagraph (a), from .4% to .51% so that upon conversion the number of shares of common stock to be exchanged shall equal 51% of then issued and outstanding common stock.

The holders of the Series A Preferred Stock have the right to convert the preferred stock into shares of common stock such that if converted simultaneously, they shall represent fifty-one percent (51%) of the fully diluted shares outstanding after their issuance. Fully diluted shares outstanding is computed as the sum of the number of shares of common stock outstanding plus the number of shares of common stock issuable upon exercise, conversion or exchange of outstanding options, warrants, or convertible securities.

GROOVE BOTANICAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MARCH 31, 2016 AND 2015

Series B Preferred Stock

In March, 2013, our Board of Directors authorized the issuance of 2,000 shares of Series B Preferred Stock, par value $0.10 per share (the "Series B Preferred Stock").  The face amount of share of the Series B Preferred Stock is $1,000.  As of March 31, 2016 and 2015, the Company has 1,983 and 1,625 shares of Series B preferred stock respectively issued and outstanding.  The liquidation preference as of March 31, 2016 and 2015 was $1,983,000 and $1,625,000 or $1,000.00 per share.

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

Series B Preferred Stock Issuances during the year ended March 31, 2016:

In June 2015 we exchanged 25 shares Series B Preferred Stock for $25,000 of notes payable.

In June 2015 we issued 100 Shares of Series B Preferred Stock to an accredited investor for $100,000.

In September 2015 we issued 75 Shares of Series B Preferred Stock to an accredited investor for $75,000.

In November 2015 we issued 50 shares Series B Preferred Stock for consulting services for $50,000.

In December 2015 we issued 85 Shares of Series B Preferred Stock to an accredited investor for $85,000.

In March 2016 we issued 23 Shares of Series B Preferred Stock to an accredited investor for $23,000.

In March 2018 we issued 2,015000 Shares of Common Stock for all accrued interest as of March 31, 2018, on the outstanding 1,625 shares of our Series B Preferred Stock.

During the twelve months ended March 31, 2016 and 2015, the Company incurred $165,038 and $135,599 in dividends on Series B preferred stock.

Total dividends payable from both A and B preferred shares at March 31, 2016 and 2015 is $205,488 and $32,950 respectively.

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

There are currently 50 shares of AFS Series A Preferred Stock outstanding. As of March 31, 2016, the liquidation preference is $53,000 or $1,060 per share.  Accrued interest as of March 31, 2016 is $3,000.

The Holders of AFS Series A Preferred Stock do not have any voting rights and their consent is not required to take any sort of corporate action.

AFS Series A Preferred Stock Issuances during the year ended March 31, 2016:

On October 13, 2015 we issued 50 shares of AFS Series A Preferred Stock to an unaffiliated accredited investor for $50,000.

GROOVE BOTANICAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MARCH 31, 2016 AND 2015

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

The Company has authorized 200,000,000 shares of common stock with a par value of $0.001 per share.  As of March 31, 2016 and 2015, the Company has 18,198,062 and 16,548,062 shares of common stock issued and outstanding.

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

On March 25, 2015, the Company issued 1,540,000 shares of common stock to the holders of Series B Preferred Stock to pay all accrued interest as of March 31, 2015. The value of these shares in the amount of $61,600, or $.04 per share.

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

Common stock issuances during the year ended March 31, 2016:

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

Options

There are no stock options outstanding.

GROOVE BOTANICAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MARCH 31, 2016 AND 2015

Warrants

None

NOTE 12: TECHNOLOGY LICENSE AGREEMENTS

On December 1, 2014, the Company entered into an exclusive license agreement for anti-corrosion technology from Ronald Knight in exchange for three hundred thousand (300,000) shares of our common stock.  This license calls for an earned royalty of three percent (3.00%) on sales of licensed products and services as they may relate to corrosion prevention and maintenance of sump pumps at gasoline and diesel dispensing locations, including, but not limited to gas stations, convenience stores, trucking companies, bus companies, and any other locations where gasoline and/or diesel is dispensed. We did not have any revenue for the period ended March 31, 2015. The Company terminated this agreement on August 7, 2017

GROOVE BOTANICAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MARCH 31, 2016 AND 2015

NOTE 13: LOSS PER SHARE

ASC 260-10-45 requires a reconciliation of the numerator and denominator of the basic and diluted earnings per share (EPS) computations. We compute basic EPS by dividing net income (loss) attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period. The calculation of income (loss) available to common stockholders and EPS is based on the underlying premise that all income after payment of dividends on preferred shares is available to and will be distributed to the common stockholders. As the Company is in a loss position during the year ended March 31, 2016 and 2015, there is no dilutive effect included. The net loss per share was $0.154 and $0.006 for March 31, 2016 and 2015.

NOTE 14: COMMITMENTS AND CONTINGENCIES

Commitments and contingencies through the date of these financial statements were issued have been considered by the Company and none were noted which were required to be disclosed.

NOTE 15: ASC 932-235-55 SUPPLEMENTAL DISCLOSURES

Net Capitalized Costs

The Company's aggregate capitalized costs related to natural gas and oil producing activities are summarized as follows:

	March 31, 2016	March 31, 2015
Natural gas and oil properties and related equipment:
Proven	$1,271,858	$1,274,754
Unproven	1,867,183	1,867,183
Accumulated depreciation, depletion, and impairment	(2,887,225)	(1,035,471)
Net capitalized costs	$251,816	$2,016,466

Costs Incurred

Costs incurred in natural gas and oil property acquisition, exploration and development activities that have been capitalized are summarized as follows:

	March 31, 2016	March 31, 2015
Acquisition of properties	$—	$120,000
Development costs	—	-0-
Total costs incurred	$—	$120,000

GROOVE BOTANICAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MARCH 31, 2016 AND 2015

Results of Operations for Natural Gas and Oil Producing Activities

The Company's results of operations from natural gas and oil producing activities are presented below for the fiscal years ended March 31, 2016 and 2015. The following table includes revenues and expenses associated directly with the Company's natural gas and oil producing activities. It does not include any interest costs and general and administrative costs and, therefore, is not necessarily indicative of the contribution to consolidated net operating results of the Company's natural gas and oil operations.

	March 31, 2016	March 31, 2015
Production revenues	$52,933	$110,371
Production costs	(66,081)	(100,060)
Depreciation and depletion expense	(69,579)	(74,411)
	$(82,727)	$(64,100)
Imputed income tax provision (1)	—	—
Results of operation for natural gas / oil producing activity	$(82, 727)	$(64,100)

(1)  Concentration of customers

For the year ended March 31, 2016, three customers, KROG Partners, Scissortail Energy and Ward Petroleum, individually accounted for 28%, 20% and 16% of the Company’s revenues, respectively. For the year ended March 31, 2015, four customers, Scissortail Energy, KROG Partners, Rockwell Energy and Swift Energy, individually accounted for 33%, 14%, 11% and 11% of the Company’s revenues, respectively. Except for the aforementioned customers, there was no other single customer who accounted for more than 10% of the Company’s revenues for the year ended March 31, 2016 and 2015.

(2)  The imputed income tax provision is hypothetical (at the statutory rate) and determined without regard to the Company's deduction for general and administrative expenses, interest costs and other income tax credits and deductions, nor whether the hypothetical tax provision will be payable.

GROOVE BOTANICAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MARCH 31, 2016 AND 2015

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

Oil - bbls
Proved reserves:
Balance as of March 31, 2014	6,883
Production	(567)
Purchase of reserves-in-place	3,414
Technical Revision	338
Economic Revision	(80)
Balance as of March 31, 2015	9,988
Production	(1,136)
Purchase of reserves-in-place	—
Technical Revisions	(1,039)
Economic Revision	(3,616)
Balance as of March 31, 2016	5,275

Gas - mcf
Proved reserves:
Balance as of March 31, 2014	133,136
Production	(9,470)
Purchase of reserves-in-place	8,071
Technical Revision	17,957
Economic Revision	—
Balance as of March 31, 2015	149,694
Production	(15,744)
Purchase of reserves-in-place	—
Technical Revisions	4,270
Economic Revision	(29,387)
Balance as of March 31, 2016	108,833

GROOVE BOTANICAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MARCH 31, 2016 AND 2015

Standardized Measure of Discounted Future Net Cash Flows

The following schedule presents the standardized measure of estimated discounted future net cash flows from the Company's proved reserves for the fiscal years ended March 31, 2016 and 2015. Estimated future cash flows are based on independent reserve data. Because the standardized measure of future net cash flows was prepared using the prevailing economic conditions existing at March 31, 2016 and 2015, it should be emphasized that such conditions continually change. Accordingly, such information should not serve as a basis in making any judgment on the potential value of the Company's recoverable reserves or in estimating future results of operations.

	March 31, 2016	March 31, 2015
Future production revenue	$428,105	$1,317,165
Future production costs	(317,887)	(675,670)
Future development costs	—	—
Future cash flows before income taxes	110,218	641,495
Future income tax	—	—
Future net cash flows	110,218	641,495
Effect of discounting future annual cash flows at 10%	(35,402	(253,043)
Standard measure of discounted net cash flows	$74,816	$388,452

(1)  The weighted average oil wellhead price used in computing the Company's reserves were $42.10 per bbl and $80.60 per bbl at March 31, 2016 and 2015, respectively. The weighted average gas wellhead price used in computing the Company's reserves were $1.824 and $3.34/mmbtu at March 31, 2016 and 2015, respectively. The oil and gas pricing were calculated using the arithmetic average of the price on the first day of each month that was received for each property during the previous fiscal year.  These prices were held constant throughout the economic life of the properties.  Previous year run checks were used to determine the actual prices received.

The following schedule contains a comparison of the standardized measure of discounted future net cash flows to the net carrying value of proved natural gas and oil properties at March 31, 2016 and 2015:

	March 31, 2016	March 31, 2015
Standardized measure of discount future net cash flows	$74,816	$388,452
Proved natural oil and gas property, net of accumulated depreciation, depletion, and amortization, including impairment	74,816	239,283
Standardized measure of discount future net cash flows in excess of net carrying value of proved natural oil and gas properties	$—	$149,169

GROOVE BOTANICAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MARCH 31, 2016 AND 2015

NOTE 16:  SUBSEQUENT EVENTS

The Company has reviewed the subsequent event through the date of this report. Below are our subsequent events:

On January 29, 2018 the Company executed a Promissory Note between the Company and Carebourn Capital, LLC in the amount of $230,000.

On March 21, 2018 the Board of Directors and a majority of the Company's shareholders approved an amendment to our Articles of Incorporation to change the Company's name to Groove Botanicals, Inc. We filed an amendment to our Articles of Incorporation with the State of Nevada on May 18, 2018. Our Company’s new name reflects our new corporate direction as a consumer health products company dedicated to improving people’s health and well-being. We will assemble a portfolio of assets via royalty agreements, equity investments, and licensing agreements, as well as develop our own proprietary CB3 skin care products. Our products will contain premium hemp extracts with a broad range of cannabinoids, including cannabidiol (CBD). CBD is a cannabinoid compound naturally derived from the hemp plant. It is not a drug and has no intoxicating effects, but has a long history of natural uses. Recent breakthroughs in research have shown the powerful health benefits of CBD on the body. CBD is also rich in vitamins A, B, D, and E, antioxidants, and fatty acids, all of which dramatically improve skin health. When applied topically to the skin, CBD has been shown to reduce inflammation, retain skin moisture levels, reduce cellular damage, inhibit oil production leading to breakouts, and protect skin from free radicals that damage collagen and elastin.

