Form 10-Q
period 2016-06-30
GROOVE BOTANICALS INC.
filed 2019-01-11
CIK 918573

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

____________

FORM 10-Q

____________

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

Or

☐  TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission File Number: 1-12850

GROOVE BOTANICALS, INC.

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

28,293,062 shares of our common stock were issued and outstanding as of January 11, 2019.

1

ITEM 1. FINANCIAL STATEMENTS

Groove Botanicals, Inc.
Condensed Consolidated Balance Sheets

	June 30, 2016 (Unaudited)	March 31, 2016
Assets
Current Assets:
Cash and cash equivalents	$107,302	$108,220
Total current assets	107,302	108,220
Property and equipment, net	12,459	13,592
Unproven oil & gas properties	177,000	177,000
Producing oil & gas properties, net	68,972	74,816
Total Assets	$365,733	$373,628
Liabilities and Equity
Current Liabilities:
Accounts payable and accrued liabilities	210,290	194,691
Accrued payroll - related parties	210,962	205,462
Dividends payable	260,606	205,488
Accrued liabilities to joint interest	11,140	9,965
Notes payable - related party	20,000	20,000
Notes payable	149,200	149,200
Total current liabilities	862,198	784,806
Accrued asset retirement obligation (ARO) liability	139,748	136,642
Total Liabilities	1,001,946	921,448

Equity
Preferred Stock, 1,000,000 authorized;
Preferred stock, Series A, $.10 par value, 100 shares authorized; 100 shares issued and outstanding stated at redemption value, as of June 30, 2016 and March 31, 2016, liquidation preference of $546,450 and $537,450 as of June 30, 2016 and March 31, 2016, respectively.	10	10
Preferred stock, Series B, $.10 par value 2,000 shares authorized; 1,983 and 1,983 shares issued and outstanding stated at redemption value, as of June 30, 2016 and March 31, 2016 liquidation preference of $2,192,660 and $2,148,038 as of June 30, 2016 and March 31, 2016.	198	198
Common Stock, $0.001 par value: 200,000,000 shares authorized, 18,198,062 and 18,198,062 shares issued and outstanding as of June 30, 2016 and March 31, 2016	18,198	18,198
Additional paid in capital	32,993,499	32,993,499
Accumulated deficit	(33,699,087)	(33,610,746)
Total Stockholders' (Deficit)	(687,182)	(598,841)
Non-Controlling Interest	50,969	51,021
Total (Deficit)	(636,213)	(547,820)
Total Liabilities and Stockholders’ Deficit	365,733	373,628

The accompanying notes are an integral part of these financial statements.

Groove Botanicals, Inc.
Condensed Consolidated Statements of Operations

	For the three Months ended June 30, 2016 (Unaudited)	For the three Months ended June 30, 2015 (Unaudited)
Oil & Gas Sales	$17,898	$8,531
Operating expenses:
Lease operating expense, severance taxes and ARO accretion	19,115	10,547
Selling, general and administrative expenses	21,937	74,053
Stock based compensation	—	20,333
Depreciation, depletion, and amortization	6,253	14,568
Total operating expenses	47,305	119,501
Operating loss	(29,407)	(110,970)

Other income (expense):
Gain on settlement of trade payables	—	(244,972)
Interest income (expense), net	(2,868)	4,950
Total other income (expense)	(2,868)	249,922

Income (loss) before income tax	(32,275)	138,952
Provision for income taxes	—	—
Net income (loss)	$(32,275)	$138,952
Less net loss attributable to non-controlling interests	$52	—
Net income (loss) attributable to the Company	$(32,223)	138,952
Preferred stock dividends	$(56,118)	$(48,250)
Net income (loss) attributable to common shareholders	$(88,341)	$90,702

Net income (loss) per share - basic	(0.005)	0.005
Net income (loss) per share - diluted	(0.005)	0.003

Weighted average shares outstanding - basic	18,198,062	16,877,183
Weighted average shares outstanding - diluted	18,198,062	28,542,558

The accompanying notes are an integral part of these financial statements.

Groove Botanicals, Inc.
Condensed Consolidated Statement of Cash Flows

	For the three Months ended June 30, 2016 (Unaudited)	For the three Months ended June 30, 2015 (Unaudited)
Cash flows from operating activities:
Net income (loss)	$(32,275)	$138,952
Adjustments to reconcile net loss to net cash used in operating activities:
Stock issued for services	—	12,000
Non-cash consulting services	—	8,333
(Gain) on forgiveness of debt	—	(244,972)
(Gain) on forgiveness of interest payable	—	(11,375)
Depreciation	1,133	1,133
Depletion	5,120	2,789
Depreciation and ARO liability	724	724
Amortization of intangible assets	—	10,646
Net change in operating assets and liabilities:
Accounts receivable	—	4,386
Accounts payable and other accrued expenses	21,274	(19,831)
Asset retirement obligation	3,106	3,106
Net cash (used in) operating activities	(918)	(94,109)

Cash flows from investing activities:
Principal payments received on notes receivable	—	714
Net cash provided by investing activities	—	714

Cash flows from financing activities:
Series B Preferred Stock issued for cash	—	100,000
Dividends paid	—	(13,500)
Net cash provided by financing activities	—	86,500
Net (decrease) in cash and cash equivalents	(918)	(6,895)

Cash and cash equivalents at beginning of period	108,220	135,713
Cash and cash equivalents at end of period	$107,302	$128,818

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$—	$—
Taxes	$—	$—
Common stock issued in exchange for consulting services	$—	$12,000
Common stock issued for payment of accounts payable	$—	$26,000
Note payable issued for payment of accounts payable	$—	$5,000
Preferred stock issued for extinguishment of note payable, accrued interest, and assumption of debt	$—	$25,000

The accompanying notes are an integral part of these financial statements.

GROOVE BOTANICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016
(Unaudited)

NOTE 1: DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Corporate Structure

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

Principles of consolidation

The condensed consolidated financial statements include the accounts of the Company and the Company’s subsidiary’s Oiltek, Inc., AFS Holdings, Inc., and Weyer Partners, LLC. All significant inter-company items have been eliminated in consolidation.

Basis of Preparation of Financial Statements

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q.  They do not include all of the information and footnotes required by Accounting Principles generally accepted accounting principles in United States America (“US GAAP”) for complete financial statements and related notes. The accompanying unaudited condensed consolidated financial statements and related notes should be read in conjunction with the audited consolidated financial statements of the Company and notes thereto for the year ended March 31, 2016.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (which include only normal recurring adjustments) necessary to present fairly the balance sheets of Groove Botanicals, Inc. and subsidiaries as of June 30, 2016 and the results of their operations and cash flows for the three months ended June 30, 2016 and 2015, and are not necessarily indicative of the results to be expected for the entire year.

GROOVE BOTANICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016
(Unaudited)

Going Concern

The June 30, 2016, financial statements have been prepared assuming the Company will continue as a going concern. However, the Company has incurred a loss of $33,699,087, from inception through June 30, 2016, and has a working capital deficiency of $754,896 and stockholders’ deficit of $687,182, respectively, at June 30, 2016.

The Company has minimal revenues from our remaining oil and gas assets. We are in need additional cash resources to maintain our operations. The Company has a working capital deficit of $754,896, has incurred losses since inception of $33,699,087, and have not yet received any revenue from the sale our CBD skincare products. These factors raise substantial doubt about its ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent on its ability to raise additional capital or obtain necessary debt financing. The Company is presently dependent on its controlling shareholder to provide us funding for its daily operation and expenses, including professional fee and fees charged by regulators, although he is under no obligation to do so.

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

If we do not have sufficient working capital to pay our operating costs for the next 12 months, we will require additional funds to pay our legal, accounting and other fees associated with our Company and our filing obligations under United States federal securities laws, as well as to pay our other accounts payable generated in the ordinary course of our business. Once these costs are accounted for, we will focus on the manufacture and sale of our CBD skincare products.

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

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates and assumptions.

Basis of Accounting

The Company's financial statements are prepared using the accrual method of accounting. Revenues are recognized when earned and expenses when incurred.

GROOVE BOTANICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016
(Unaudited)

Cash and Cash Equivalents

Cash and cash equivalents consist of cash on deposit. The Company maintains its cash balances at several financial institutions. Accounts at the institutions are insured by the Federal Deposit Insurance Corporation up to $250,000.

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

Oil and Natural Gas Properties

The Company follows the full cost method of accounting for natural gas and oil properties.  Under the full cost concept, all costs incurred in acquiring, exploring, and developing properties cost center are capitalized when incurred and are amortized as mineral reserves in the cost center are produced, subject to a limitation that the capitalized costs not exceed the value of those reserves.  The unamortized costs relating to a property that is surrendered, abandoned, or otherwise disposed of are accounted for as an adjustment of accumulated amortization, rather than as a gain or loss that enters into the determination of net income, until all of the properties constituting the amortization base are disposed of, at which point gain or loss is recognized. All acquisition, exploration, and development costs are capitalized. The Company capitalizes all internal costs, including: salaries and related fringe benefits of employees directly engaged in the acquisition, exploration and development of natural gas and oil properties, as well as other identifiable general and administrative costs associated with such activities.  During the three month period ended June 30, 2016, no acquisition costs were capitalized. Oil and natural gas properties are reviewed for recoverability at least annually or when events or changes in circumstances indicate that its carrying value may exceed future undiscounted cash inflows. As of June 30, 2016 and March 31, 2016 the Company impaired $-0- and $128,462 in Proven Oil and Gas Properties and $-0- and $1,690,183 in Unproved Oil and Gas Properties.

Property and Equipment, net

Property and equipment is reviewed for recoverability when events or changes in circumstances indicate that its carrying value may exceed future undiscounted cash inflows. As of June 30, 2016 and March 31, 2016, the Company had not identified any such impairment. Repairs and maintenance are charged to operations when incurred and improvements and renewals are capitalized.

Property and equipment are stated at cost. Depreciation is calculated using the straight-line method for financial reporting purposes and accelerated methods for tax purposes.

Their estimated useful lives are as follows:

Office Equipment:	5-7 Years
Vehicles	5 Years

GROOVE BOTANICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016
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

GROOVE BOTANICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016
(Unaudited)

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

Recently Issued Accounting Policies

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

In May 2014, the FASB issued ASU 2014-9, "Revenue from Contracts with Customers (Topic 606)," which supersedes the revenue recognition requirements in ASC Topic 605, "Revenue Recognition," and most industry-specific guidance. ASU 2014-9 is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-9 also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts. ASU 2014-9 applies to all contracts with customers except those that are within the scope of other topics in the FASB ASC. The new guidance is effective for interim and annual reporting periods beginning after December 15, 2017 for public companies. Early adoption is not permitted. Entities have the option of using either a full retrospective or modified retrospective approach to adopt ASU 2014-9.

GROOVE BOTANICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016
(Unaudited)

Additionally, in March 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus agent considerations (reporting revenue gross versus net), which clarifies the implementation guidance on principal versus agent considerations on such matters. In April 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying performance obligations and licensing, which clarifies guidance related to identifying performance obligations and licensing implementation guidance contained in the new revenue recognition standard. In May 2016, the FASB issued ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-scope improvements and practical expedients, which addresses narrow-scope improvements to the guidance on collectability, non-cash consideration, and completed contracts at transition. Additionally, the amendments in this update provide a practical expedient for contract modifications at transition and an accounting policy election related to the presentation of sales taxes and other similar taxes collected from customers. In December 2016, the FASB issued ASU No. 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers, which clarifies the guidance or corrects unintended application of guidance.

The Company completed its assessment of the new accounting standard and does not expect the adoption of this standard to have a material impact to our revenue recognition based on our existing contracts with customers. We adopted the new standard during the first quarter of 2018 using the modified retrospective approach and there will be no material impact to our previously recorded revenue under the new standard.

NOTE 2: PROPERTY AND EQUIPMENT, NET

A summary of property and equipment at June 30, 2016 and March 31, 2016 is as follows:

	June 30, 2016	March 31, 2016
Office Equipment	$41,778	$41,778
Vehicles	22,657	22,657
	64,435	64,435
Less: Accumulated depreciation	(51,976)	(50,843)
Total	$12,459	$13,592

Depreciation expense for the three month periods ended June 30, 2016 and 2015 was $1,133 and $1,133, respectively.

NOTE 3: OIL AND GAS PROPERTY ACTIVITY

Producing oil and gas properties consist of the following at June 30, 2016 and March 31, 2016:

	June 30, 2016 (Unaudited)	March 31, 2016
Lincoln County, Oklahoma	$111,402	$111,402

Lipscomb County, Texas	250,082	250,082
Miller County, Arkansas	139,909	139,909
Ward Petroleum Assets	290,500	290,500
Kensington Energy Assets	120,000	120,000
Other Properties	325,185	325,185
Total Properties	1,237,078	1,237,078

Asset retirement cost, net	34,056	34,870
Property impairments	(609,534)	(609,534)
Less: Depletion	(592,628)	(587,508)
Net	$68,972	$74,816

For the three month period ended June 30, 2016 and 2015, depletion per Bbl was $8.81 and $6.85.

GROOVE BOTANICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016
(Unaudited)

NOTE 4: ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consisted of the following:

	June 30, 2016	March 31, 2016
	(Unaudited)
Accounts payable	$143,412	$130,747
Accrued interest	66,878	63,944
Total	$210,290	$194,691

NOTE 5: NOTES PAYABLE

Notes Payable are summarized as follows:

Note
Amount
March 31, 2016:
Notes payable – long-term portion	$—
Notes payable – current portion	149,200
Total	$149,200

Note
Amount
June 30, 2016 (Unaudited):
Notes payable – long-term portion	$—
Notes payable – current portion	149,200
Total	$149,200

NOTE 6: RELATED PARTY TRANSACTIONS

Notes Payable

On April 21, 2011, Mr. Rodriguez advanced the Company $35,000. As of June 30, 2016 and March 31, 2016, amount outstanding is $20,000. This note does not accrue interest and is due on demand.

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

During the years ended March 31, 2016 and 2015, the Company incurred $40,000 in Series A preferred stock dividends, respectively.

During the three months ended June30, 2015 and 2016, the Company incurred $10,000 in Series A Preferred Stock dividends.

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

GROOVE BOTANICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016
(Unaudited)

On January 12, 2018, our Board of Directors agreed to amend Designation of the Series A Convertible Preferred Stock be amended by changing the ratio for conversion, in Article IV, subparagraph (a), from .4% to .51% so that upon conversion the number of shares of common stock to be exchanged shall equal 51% of then issued and outstanding common stock.

During the three months ended June 30, 2016 and 2015, the Company incurred $10,000 in Series A preferred stock dividends, and paid $1,000 and $13,500 for the three months ended June 30, 2016 and 2015. As of June 30, 2016 and March 31, 2016, the accrued balance due Mr. Rodriguez was $46,450 and $37,450 respectively. The liquidation preference as of June 30, 2016 and March 31, 2016 was $546,450 and $537,450 or $5,464.50 and $5,374.50 per share.

Employment Agreements

In 2009, Mr. Rodriguez, our President, was under an employment agreement dated April 1, 2008 that expires on March 31, 2016, pursuant to which he was compensated at an annual rate of $120,000. On April 1, 2011 Mr. Rodriguez voluntarily reduced his compensation to an annual rate of $48,000, subject to an increase by the Company’s Board of Directors.  The Company charged to operations the amount of $12,000 for the three month periods ended June 30, 2016 and 2015, of which $6,500 and $21,882 was paid to him during the three month periods ending June 30, 2016 and 2015, respectively.  As of June 30, 2016, and March 31, 2016, the balances of accrued and unpaid salaries were $210,962 and $205,462.

NOTE 7: INCOME TAXES

Deferred income taxes result from the temporary difference arising from the use of accelerated depreciation methods for income tax purposes and the straight-line method for financial statement purposes, and an accumulation of Net Operating Loss carry-forwards for income tax purposes with a valuation allowance against the carry-forwards for book purposes.

In assessing the value of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Included in deferred tax assets are Federal and State net operating loss carry forwards of $33,699,087, which will expire beginning in 2028.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon our cumulative losses through June 30, 2016, we have provided a valuation allowance reducing the net realizable benefits of these deductible differences to $0 at June 30, 2016.  The amount of the deferred tax asset considered realizable could change in the near term if projected future taxable income is realized.  Due to significant changes in the Company's ownership, the Company's future use of its existing net operating losses may be limited.

NOTE 8: STOCKHOLDERS' EQUITY

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

GROOVE BOTANICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016
(Unaudited)

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

As of June 30, 2016, the Company has 100 shares of Series A preferred stock issued and outstanding.

During the three months ended June 30, 2016 and 2015, the Company incurred $10,000 in Series A preferred stock dividends, and paid $1,000 and $13,500 for the three months ended June 30, 2016 and 2015. As of June 30, 2016 and March 31, 2016, the accrued balance due Mr. Rodriguez was $46,450 and $37,450 respectively. The liquidation preference as of June 30, 2016 and March 31, 2016 was $546,450 and $537,450 or $5,464.50 and $5,374.50 per share.

Series B Preferred Stock

In March, 2013, our Board of Directors authorized the issuance of 2,000 shares of Series B Preferred Stock, (the "Series B Preferred Stock").  The face amount of share of the Series B Preferred Stock is $1,000.  As of June 30, 2016 and March 31, 2016, the Company has 1,983 shares of Series B preferred stock respectively issued and outstanding.

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

During the three month period ended June 30, 2016, the Company did not issue any shares of Series B Preferred Stock.

During the three month period ended June 30, 2015, the Company issued 125 shares of Series B Preferred Stock, 25 shares in exchange for a $25,000 promissory note and 100 shares for an investment of $100,000.

During the three month periods ended June 30, 2016 and 2015, the Company incurred $44,618 and $38,250 in dividends on Series B preferred stock.  The Company did not pay any dividends for the three month periods ended June 30, 2016 and ended June 30, 2015. The accrued dividends as of June 30, 2016 and March 31, 2016 were 209,660 and 165,038, respectively. The liquidation preference as of June 30, 2016 and March 31, 2016 was $2,192,660 and $2,148,038 or $1,105.73or $1,083.23 per share, respectively.

Total dividends payable from both A and B preferred shares at June 30, 2016 and March 31, 2016 were $256,106 and $205,488 respectively.

GROOVE BOTANICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016
(Unaudited)

AFS Holdings, Inc. Series A Preferred Stock

On October 5, 2015, the Articles of Incorporation of AFS were amended to authorize the issuance of 5,000,000 shares of Preferred Stock, par value $0.001, of which 1,000 shares are designated as Series A Preferred Stock.

AFS Series A Preferred Stock accrues dividends at the rate of 12% per annum on the original purchase price for the shares. These dividends are payable annually in cash or the AFS Common Stock at the discretion of the Board of Directors, beginning in March 2016. AFS is prohibited from paying any dividends on AFS Common Stock until all accrued dividends are paid on our Series A preferred Stock. Upon liquidation, the Series A Preferred Stock shareholders shall be entitled to the stated value of each shares held, in addition to accrued and unpaid dividends, as long as AFS possesses the funds necessary to make payments. AFS may, at any time, redeem the shares of Series A Preferred Stock without the prior written consent of the Series A Preferred Stock shareholders. The Series A Preferred Stock ranks senior to AFS Common Stock in a distribution of assets in the event of a liquidation of assets. As of June 30, 2016 and March 31, 2016, the Company has 50 shares of Series A preferred stock issued and outstanding.

During the ended June 30, 2016 we did not issue any AFS Series A Preferred Stock.

During the three month periods ended June 30, 2016 and 2015, the Company incurred – 0- and $1,500 in dividends on Series A preferred stock.  The Company did not pay any dividends for the three months periods ended June 30, 2015 and June 30, 2016. Dividends payable for Series A Preferred Stock at June 30, 2016 and March 31, 2016 were $4,500 and $3,000 respectively. The liquidation preference of Series A Preferred Stock as of June 30, 2016 and March 31, 2016 was $54,500 and $53,000 or $1,090.00 and $1,060 per share, respectively.

Common Stock

During the three month period ended June 30, 2016, the Company did not issue and shares.

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

NOTE 9: TECHNOLOGY LICENSE AGREEMENTS

On December 1, 2014, the Company entered into an exclusive license agreement for anti-corrosion technology from Ronald Knight in exchange for three hundred thousand (300,000) shares of our common stock. This license calls for an earned royalty of three percent (3.00%) on sales of licensed products and services as they may relate to corrosion prevention and maintenance of sump pumps at gasoline and diesel dispensing locations, including, but not limited to gas stations, convenience stores, trucking companies, bus companies, and any other locations where gasoline and/or diesel is dispensed. We did not have any revenue for the period from December 1, 2014 through June 30, 2016. The Company terminated this agreement on May 9, 2017.

GROOVE BOTANICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016
(Unaudited)

NOTE 10: EARNINGS (LOSS) PER SHARE

ASC 260-10-45 requires a reconciliation of the numerator and denominator of the basic and diluted earnings per share (EPS) computations. We have included the basic and diluted earnings per share (EPS) computation for the three month period ended June 30, 2016.

Basic and diluted earnings per share for each of the periods presented is calculated as follows:

	For the three months ended June 30, 2016 (Unaudited)	For the three months ended June 30, 2015 (Unaudited)
Net income (loss) attributable to Avalon Oil & Gas, Inc.	$(32,223)	$138,952
Preferred stock dividends	(56,118)	(48,250)
Net income (loss) attributable to common shareholders of Avalon Oil & Gas, Inc. (numerator for basic earnings per share)	(88,341)	90,702
Dividend for Series A convertible preferred stock	10,000	10,000
Net income (loss) attributable to common shareholders of Avalon Oil & Gas, Inc. (numerator for diluted earnings per share)	(88,341)	100,702

Weighted average number of common shares outstanding - Basic	18,198,062	16,877,183
Effect of diluted securities:
Convertible amount of Common Shares	—	11,665,375
Weighted average number of common shares outstanding - Diluted	—	28,542,558

Earnings (loss) per share- Basic	$(0.005)	$0.005
Earnings (loss) per share- Diluted	$(0.005)	$0.003

For the three months end June 30, 2016, convertible notes payable with the principal amount of $149,200 were not included in the calculation of the diluted earnings per share because the effect is anti-dilutive.

For the three months end June 30, 2015, convertible notes payable with the principal amount of $164,300 were not included in the calculation of the diluted earnings per share because the effect is anti-dilutive.

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

Corporate Structure

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

Ultimately, our success is dependent upon our ability to generate revenues from the sale our CBD skincare products, and to achieve profitability, which is dependent upon a number of factors, including general economic conditions and the sustained profitability resulting from the sale of our CBD skincare products. There is no assurance that even with adequate financing or combined operations, we will generate revenues and be profitable.

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

Results of Operations

Results of Operations

Three month periods ended June 30, 2016 compared to the three month period ended June 30, 2015:

Revenues

Revenues for the three months ended June 30, 2016 were $17,898, an increase of $9,367 or approximately 110% compared to revenue of $8,531 for the three months ended June 30, 2015.  Revenues increased as a result of consulting income.

Lease Operating Expenses

During the three months ended June 30, 2016, our lease operating expenses were $19,115, an increase of $8,568 or approximately 81% compared to $10,547 for the three months ended June 30, 2015.  The increase was due to the workover expense on the Company's properties in Miller County, Arkansas.

Selling, General, and Administrative Expenses

Selling, general and administrative expenses for the three months ended June 30, 2016 were $21,937, a decrease of $52,116 or approximately 70% compared to selling, general and administrative expenses of $74,053 during the three months ended June 30, 2016.   Selling, general and administrative expenses for the three months ended June 30, 2015 consisted primarily of payroll and related costs of $12,000, legal and accounting fees in the amount of $500, travel and entertainment expenses of $1,549, facilities costs in the amount of $3,000, and office and miscellaneous expenses of $7,888.

Stock Based Compensation

We did not have any stock based compensation for the three months ended June 30, 2016, compared to stock based compensation of $20,333 for the three months ended June 30, 2015.

Depreciation, Depletion, and Amortization

Depreciation, Depletion, and Amortization was $6,253 for the three months ended June 30, 2016, a decrease of $8,315 or approximately 57% compared to $14,568 for the three months ended June 30, 2015.  The decrease was due to no amortization and lower depletion costs during the three months ended June 30, 2016.

Interest Income, net of Interest Expense

Interest expense was $2,868 for the three months ended June 30, 2016 compared to interest income of $4,950 for the three months ended June 30, 2015. The interest income for the three months ended June 30, 2015 was due to the forgiveness of interest on a $25,000 promissory note that was exchanged for 25 shares of the Company’s Series B Preferred Stock.

Net Income (Loss)

Our net loss for the three months ended June 30, 2016, was $32,275. We had net income of $138,952 for the three months ended June 30, 2015 due to a gain on the settlement of an account payable of $280,972.06 for $5,000 in cash, a $5,000 promissory note and the issuance of 650,000 shares of the Company’s common stock.

LIQUIDITY AND CAPITAL RESOURCES

The Company has minimal revenues from our remaining oil and gas assets. We are in need of additional cash resources to maintain our operations. Our cash and cash equivalents were $107,302 on June 30, 2016, compared to $108,220 on March 31, 2015. We met our liquidity needs through the issuance of our common and preferred stock for cash and the revenue derived from our oil and gas operations.

As of June 30, 2016, the Company had a working capital deficit of $754,896, had incurred losses since inception of $33,699,087, and have not yet received any revenue from the sale our CBD skincare products. These factors raise substantial doubt about its ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent on its ability to raise additional capital or obtain necessary debt financing. The Company is presently dependent on its controlling shareholder to provide us funding for its daily operation and expenses, including professional fee and fees charged by regulators, although he is under no obligation to do so.

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

If we do not have sufficient working capital to pay our operating costs for the next 12 months, we will require additional funds to pay our legal, accounting and other fees associated with our Company and our filing obligations under United States federal securities laws, as well as to pay our other accounts payable generated in the ordinary course of our business. Once these costs are accounted for, we will focus on the manufacture and sale of our CBD skincare products.

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

Ultimately, our success is dependent upon our ability to generate revenues from the sale of our CBD skincare products.

Investing activities

We did not invest any funds during the three months ended June 30, 2016, we invested $714 during the three months ended June 30, 2015.

Financing Activities

We did not receive any funds from investing activities during the three months ended June 30, 2016. During the three months ended June 30, 2015, we received $100,000 from the sale of preferred stock and paid dividends on preferred stock of $13,500.

Operating activities

Our net loss for the three months ended June 30, 2016, was $32,275 compared to net income of $138,952, during the three months ended June 30, 2015. The net income for the three months ended June 30, 2015 was due to a gain on the settlement of an account payable of 280,972.06, for $5,000 in cash, the issuance of a $5,000 promissory note and the issuance of 650,000 shares of the Company’s common stock. The common stock was valued at $.04 per share, and was based on the closing bid price.

Critical Accounting Policies

The condensed consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America. As such, we are required to make certain estimates, judgments and assumptions that we believe are reasonable based on information available. These estimates and assumptions affect the reporting amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. A summary of the significant accounting policies is described in Note 1 to the financial statements.

Recently Issued Accounting Policies

For a discussion of recent accounting pronouncements, see Note 1 to our Financial Statements – “DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES.”

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934). Management has assessed the effectiveness of our internal control over financial reporting under COSO Framework 2013 as of June 30, 2016 based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management concluded that, as of June 30, 2016, our internal control over financial reporting was not effective. The material weaknesses identified related to (i) a lack of accounting staff and resources with appropriate knowledge of U.S. GAAP and SEC reporting and compliance requirements; (ii) a lack of sufficient documented financial closing policies and procedures; and (iii) a lack of independent directors and an audit committee.

We plan to take steps to enhance and improve the design of our internal control over financial reporting. During the period covered by this quarterly report on Form 10-Q, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we hope to implement the following changes during our fiscal year ending March 31, 2019: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; (ii) adopt sufficient written policies and procedures for accounting and financial reporting, and (iii) strengthen our financial team by employing more qualified accountant(s) conversant with US GAAP to enhance the quality of our financial reporting function. The remediation efforts set out in (i), (ii) and (iii) are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

Changes in Internal Control

There have been no changes in our internal control over financial reporting identified during this quarter ended June 30, 2016, which have materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

N/A

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Form 8-K

NONE

(b) Exhibits

Exhibit Number	Description
3.1	Restated Articles of Incorporation (Incorporated by reference to Exhibit 3.1 to Registration Statement on Form SB-2, Registration No. 33-74240C).*
3.2	Restated Bylaws (Incorporated by reference to Exhibit 3.2 to Registration Statement on Form SB-2, Registration No. 33-74240C). *
3.3	Articles of Incorporation for the State of Nevada. (Incorporated by reference to Exhibit 2.2 to Form 10-KSB filed February 2000) *
3.4	Articles of Merger for the Colorado Corporation and the Nevada Corporation (Incorporated by reference to Exhibit 3.4 to Form 10-KSB filed February 2000) *
3.5	Bylaws of the Nevada Corporation (Incorporated by reference to Exhibit 3.5 to Form 10-KSB filed February 2000) *
4.1	Specimen of Common Stock (Incorporated by reference to Exhibit to Registration Statement on Form SB-2, Registration No. 33-74240C).*
10.1	Employment Agreement between the Company and Kent Rodriguez dated April 1, 2011 *
10.2	Promissory Note between the Company and Peter Messerli dated January 6, 2011, in the amount of $200.000 *
10.3	Promissory Note between the Company and Maerki Baumann & Company AG dated January 11, 2011, in the amount of $250,000*
10.4	Promissory Note between the Company and Maerki Baumann & Company AG dated January 27, 2012, in the amount of $200,000*
10.5	Certificate of Designation Series B Preferred Stock*
10.6	Certificate of Designation AFS Series A Preferred Stock*
10.7	Promissory Note between the Company and Carebourn Capital, LLC dated January 29, 2018 in the amount of $230,000*
31.1	Certification
32.1	Certification

 ____________

* Incorporated by reference to a previously filed exhibit or report.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Avalon Oil & Gas, Inc.

Date: January 11, 2019	By:	/s/ Kent Rodriguez
Kent Rodriguez
Chief Executive Officer
Chief Financial and Accounting Officer

