Form 10-Q
period 2016-09-30
GROOVE BOTANICALS INC.
filed 2019-01-11
CIK 918573

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

____________

FORM 10-Q

____________

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

1

Groove Botanicals, Inc.
Condensed Consolidated Balance Sheets

	September 30, 2016 (Unaudited)	March 31, 2016
Assets
Current Assets:
Cash	$106,697	$108,220
Total current assets	106,697	108,220
Property and equipment, net	11,326	13,592
Unproven oil & gas properties	177,000	177,000
Producing oil & gas properties, net	63,909	74,816
Total Assets	$358,932	$373,628

Liabilities and Equity
Current Liabilities:
Accounts payable and accrued liabilities	219,003	194,691
Accrued payroll - related parties	220,712	205,462
Dividends payable	316,724	205,488
Accrued liabilities to joint interest	11,140	9,965
Notes payable - related party	20,000	20,000
Notes payable	149,200	149,200
Total current liabilities	936,779	784,806
Accrued asset retirement obligation (ARO) liability	142,853	136,642
Total Liabilities	1,079,632	921,448

Equity
Preferred stock, 1,000,000 authorized
Preferred stock, Series A, $.10 par value, 100 shares authorized; 100 shares issued and outstanding as of September 30, 2016 and March 31, 2016, respectively liquidation preference of $556,450 and $ 537,450 as of September 30, 2016 and March 31, 2016, respectively	10	10
Preferred stock, Series B, $.10 par value, 2,000 shares authorized; 1,983 and 1,983 shares issued and outstanding liquidation preference of $2,237,274 and $2,148,038 as of September 30, 2016 and March 31, 2016, respectively	198	198
Common stock, $.001 par value: 200,000,000 shares authorized 18,198,062 and 18,198,062 shares issued and outstanding at September 30, 2016 and March 31, 2016, respectively	18,198	18,198
Additional paid in capital	32,993,499	32,993,499
Accumulated deficit	(33,783,568)	(33,610,746)
Total Stockholders’ (deficit)	(771,663)	(598,841)
Non-controlling interest	50,963	51,021
Total (Deficit)	(720,700)	(547,820)
Total Liabilities and Deficit	$358,932	$373,628

The accompanying notes are an integral part of these financial statements.

Groove Botanicals, Inc.
Condensed Consolidated Statements of Operations

	For the Three Months Ended September 30, 2016 (Unaudited)	For the Three Months ended September 30, 2015 (Unaudited)
Oil & Gas Sales	$8,218	$15,373

Operating expenses:
Lease operating expense, severance taxes and ARO accretion	12,110	16,359
Selling, general and administrative expenses	16,106	89,702
Stock based compensation	—	8,333
Depreciation, depletion, and amortization	5,472	17,088
Total operating expenses	33,688	131,482
Operating loss	(25,470)	(116,109)

Other income (expense):
Interest income (expense), net	(2,899)	(4,016)
Total other income(expense)	(2,899)	(4,016)

Loss before income tax	(28,369)	(120,125)
Provision for income taxes	—	—
Net loss	$(28,369)	$(120,125)
Less net loss attributable to non controlling interest	$6	$—

Net loss attributable to the Company	$(28,363)	$(120,125)
Preferred Stock Dividends	$(56,118)	$(50,500)
Net loss attributable to common shareholders	$(84,481)	$(170,625)

Net loss per share - basic and diluted	$(0.005)	$(0.010)

Weighted average shares outstanding - basic and diluted	18,198,062	17,498,062

The accompanying notes are an integral part of these financial statements.

Groove Botanicals, Inc.
Condensed Consolidated Statements of Operations

	For the Six Months ended September 30, 2016 (Unaudited)	For the Six Months ended September 30, 2015 (Unaudited)
Oil & Gas Sales	$26,116	$23,904

Operating expenses:
Lease operating expense, severance taxes and ARO accretion	31,225	26,906
Selling, general and administrative expenses	38,043	163,755
Stock based compensation	—	28,666
Depreciation, depletion, and amortization	11,725	31,656
Total operating expenses	80,993	250,983
Operating loss	(54,877)	(227,079)

Other income (expense):
Gain on settlement of trade payables	—	244,972
Interest income (expense), net	(5,767)	934
Total other income (expense)	(5,767)	245,906
Income (loss) before income tax	(60,644)	18,827
Provision for income taxes	—	—
Net income (loss)	$(60,644)	$18,827
Less net loss attributable to noncontrolling interests	$58	$—
Net income (loss) attributable to the Company	$(60,586)	$18,827
Preferred stock dividends	$(112,236)	$(98,750)
Net loss attributable to common shareholders	$(172,822)	$(79,923)

Net loss per share - basic and diluted	$(0.009)	$(0.005)

Weighted average shares outstanding - basic and diluted	18,198,062	17,189,319

The accompanying notes are an integral part of these financial statements.

Groove Botanicals, Inc.
Condensed Consolidated Statement of Cash Flows

	For the Six Months ended September 30, 2016 (Unaudited)	For the Six Months ended September 15, 2015 (Unaudited)
Cash flows from operating activities:
Net income (loss)	(60,644)	18,827
Adjustments to reconcile net loss to net cash used
in operating activities:
Stock issued for services	—	12,000
Non-cash consulting services	—	16,666
(Gain) on forgiveness of debt	—	(244,972)
(Gain) on forgiveness of interest payable	—	(11,375)
Depreciation	2,266	2,266
Depletion	9,459	8,098
ARO Depreciation	1,448	1,448
Amortization of intangible assets	—	21,292
Net change in operating assets and liabilities:
Accounts receivable	—	4,511
Accounts payable and other accrued expenses	39,737	5,589
Asset retirement obligation	6,211	6,211
Net cash used in operating activities	(1,523)	(159,439)

Cash flows from investing activities:
Principal payments received on notes receivable	—	714
Net cash provided by investing activities	—	714

Cash flows from financing activities:
Notes payable	—	(5,000)
Series B Preferred Stock issued for cash	—	225,000
Dividends paid	—	(21,500)
Net cash provided by financing activities	—	198,500
Net increase (decrease) in cash and cash equivalents	(1,523)	39,775

Cash and cash equivalents at beginning of period	108,220	135,713
Cash and cash equivalents at end of period	$106,697	175,488

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$—	$—
Taxes	$—	$—
Common stock issued in exchange for consulting services	$—	$12,000
Common stock issued for payment of accounts payable	$—	$26,000
Note payable issued for payment of accounts payable	$—	$5,000
Preferred stock issued for extinguishment of note payable, accrued interest, and assumption of debt	$—	$25,000

The accompanying notes are an integral part of these financial statements.

GROOVE BOTANICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016
(Unaudited)

NOTE 1: DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Corporate Structure

Groove Botanicals, Inc. (the "Company"), (formerly known as Avalon Oil & Gas, Inc.), and its predessors was originally incorporated in Colorado in April 1991 under the name Snow Runner (USA), Inc. The Company was the general partner of Snow Runner (USA) Ltd.; a Colorado limited partnership to sell proprietary snow skates under the name "Sled Dogs" which was dissolved in August 1992. In late 1993, the Company relocated its operations to Minnesota and in January 1994 changed our name to Snow Runner, Inc. In November 1994 we changed our name to the Sled Dogs Company. On November 5, 1997, we filed for protection under Chapter 11 of the U.S. Bankruptcy Code. In September 1998, we emerged from protection of Chapter 11 of the U.S. Bankruptcy Code. In May, 1999, we changed our state of domicile to Nevada and our name to XDOGS.COM, Inc. On July 22, 2005, the Board of Directors and a majority of the Company's shareholders approved an amendment to our Articles of Incorporation to change the Company's name to Avalon Oil & Gas, Inc., and to increase the authorized number of shares of our common stock from 200,000,000 shares to 1,000,000,000 shares par value of $0.001, and engage in the acquisition of producing oil and gas properties. On November 16, 2011, a majority of the Company's shareholders approved an amendment to our Articles of Incorporation to increase the authorized number of shares of our common stock from 1,000,000,000 shares to 3,000,000,000 shares par value of $0.001.  This amendment was not filed with the Nevada Secretary of State.

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (which include only normal recurring adjustments) necessary to present fairly the balance sheets of Avalon Oil and Gas Inc. and subsidiaries as of September 30, 2016 and the results of their operations and cash flows for the three and six months ended September 30, 2016 and 2015, and are not necessarily indicative of the results to be expected for the entire year.

GROOVE BOTANICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016
(Unaudited)

Going Concern

The Company has minimal revenues from our remaining oil and gas assets. We are in need additional cash resources to maintain our operations. The Company has a working capital deficit of $830,082, stockholders’ deficit of $771,663 and has incurred losses since inception of $33,783,568, and have not yet received any revenue from the sale our CBD skincare products. These factors raise substantial doubt about its ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent on its ability to raise additional capital or obtain necessary debt financing. The Company is presently dependent on its controlling shareholder to provide us funding for its daily operation and expenses, including professional fee and fees charged by regulators, although he is under no obligation to do so.

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

GROOVE BOTANICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016
(Unaudited)

Fair Value of Financial Instruments

The Company's financial instruments are cash and cash equivalents accounts payable, notes payable, and long-term debt. The recorded values of cash and cash equivalents, and accounts payable approximate their fair values based on their short-term nature. The recorded values of notes payable, and long-term debt approximate their fair values, as interest approximates market rates.

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

During the three and six month periods ended September 30, 2016, no acquisition costs were capitalized. Oil and natural gas properties are reviewed for recoverability at least annually or when events or changes in circumstances indicate that its carrying value may exceed future undiscounted cash inflows. As of September 30, 2016 and March 31, 2016 the Company impaired $-0- and $128,462 in Proven Oil and Gas Properties and $-0- and $1,690,183 in Unproved Oil and Gas Properties.

Property and Equipment, net

Property and equipment is reviewed for recoverability when events or changes in circumstances indicate that its carrying value may exceed future undiscounted cash inflows. As of September 30, 2016 and March 31, 2016, the Company had not identified any such impairment. Repairs and maintenance are charged to operations when incurred and improvements and renewals are capitalized.

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

GROOVE BOTANICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016
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

GROOVE BOTANICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016
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

GROOVE BOTANICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016
(Unaudited)

NOTE 2: PROPERTY AND EQUIPMENT, NET

A summary of property and equipment at September 30, 2016 and March 31, 2016 is as follows:

	September 30, 2016 (Unaudited)	March 31, 2016
Office Equipment	$41,778	$41,778
Vehicles	22,657	22,657
	64,435	64,435
Less: Accumulated depreciation	(53,109)	(50,843)
Total	$11,326	$13,592

Depreciation expense for the three months periods ended September 30, 2016 and 2015 was $1,133 and $1,133, respectively.

Depreciation expense for the six months periods ended September 30, 2016 and 2015 was $2,266 and $2,266, respectively.

NOTE 3: OIL AND GAS PROPERTY ACTIVITY

Producing oil and gas properties consist of the following at September 30, 2016 and March 31, 2016:

	September 30, 2016 (Unaudited)	March 31, 2016
Lincoln County, Oklahoma	$111,402	$111,402
Lipscomb County, Texas	250,082	250,082
Miller County, Arkansas	139,909	139,909
Ward Petroleum Assets	290,500	290,500
Kensington Energy Assets	120,000	120,000
Other Properties	325,185	325,185
Total Properties	1,237,078	1,237,078

Asset retirement cost, net	33,332	34,780
Property impairments	(609,534)	(609,534)
Less: Depletion	(596,967)	(587,508)
Net	$63,909	$74,816

For the three and six months periods ended September 30, 2016, depletion per Bbl was $8.81and $8.81, respectively.

For the three and six months periods ended September 30, 2015, depletion per Bbl was $6.85 and $6.85, respectively.

GROOVE BOTANICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016
(Unaudited)

NOTE 4: ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consisted of the following:

	September 30, 2016 (Unaudited)	March 31, 2016
Accounts payable	$149,160	$130,747
Accrued interest	69,843	63,944
Total	$219,003	$194,691

NOTE 5: NOTES PAYABLE

Notes Payable are summarized as follows:

Note
Amount
March 31, 2016:
Notes payable – long-term portion	$—
Notes payable – current portion	149,200
Total	$149,200

Note
Amount
September 30, 2016 (Unaudited):
Notes payable – long-term portion	$—
Notes payable – current portion	149,200
Total	$149,200

NOTE 6: RELATED PARTY TRANSACTIONS

Notes Payable

On April 21, 2011, Mr. Rodriguez advanced the Company $35,000. As of September 30, 2016 and March 31, 2016, amount outstanding is $20,000. This note does not accrue interest and is due on demand.

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

During the three months ended September 30, 2016 and 2015, the Company incurred $10,000 and $10,000 in Series A Convertible Preferred Stock dividends, we did not pay any dividends on the Series A Preferred Stock for the three months ended September 30, 2016 and paid $8,000 for the three months ended September 30, 2015. During the six months ended September 30, 2016 and 2015, the Company incurred $20,000 and $20,000 in Series A Convertible Preferred Stock dividends, and paid $1,000 and $21,500 for the six months ended September 30, 2016 and 2015. As of September 30, 2016 and March 31, 2016, the accrued balance due Mr. Rodriguez was $56,450 and $37,450 respectively. The liquidation preference of Series A Convertible Preferred Stock as of September 30, 2016 and March 31, 2016 was $556,450 and $537,450 or $5,564.50 and $5,374.50 per share.

GROOVE BOTANICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016
(Unaudited)

Employment Agreements

In 2009, Mr. Rodriguez, our President, was under an employment agreement dated April 1, 2008 that expires on March 31, 2016, pursuant to which he was compensated at an annual rate of $120,000. On April 1, 2011 Mr. Rodriguez voluntarily reduced his compensation to an annual rate of $48,000, subject to an increase by the Company’s Board of Directors.  The Company charged to operations the amount of $12,550 and $24,000 for the three and six month periods ended September 30, 2016 and 2015, of which $2,800 and $9,300 was paid to him during the three month and six month periods ending September 30, 2016, and $14,470 and $36,352 during the three and six month periods ending September 30, 2015 respectively.  As of September 30, 2016, and March 31, 2016, the balances of accrued and unpaid salaries were $220,712 and $205,462.

NOTE 7: INCOME TAXES

Deferred income taxes result from the temporary difference arising from the use of accelerated depreciation methods for income tax purposes and the straight-line method for financial statement purposes, and an accumulation of Net Operating Loss carry-forwards for income tax purposes with a valuation allowance against the carry-forwards for book purposes.

In assessing the value of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Included in deferred tax assets are Federal and State net operating loss carry forwards of $33,783,568, which will expire beginning in 2028.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon our cumulative losses through September 30, 2016, we have provided a valuation allowance reducing the net realizable benefits of these deductible differences to $0 at September 30, 2016.  The amount of the deferred tax asset considered realizable could change in the near term if projected future taxable income is realized.  Due to significant changes in the Company's ownership, the Company's future use of its existing net operating losses may be limited.

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

GROOVE BOTANICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016
(Unaudited)

As of September 30, 2016, the Company has 100 shares of Series A Convertible preferred stock issued and outstanding.

During the three months ended September 30, 2016 and 2015, the Company incurred $10,000 and $10,000 in Series A Convertible Preferred Stock dividends, we did not pay any dividends on Series A Preferred stock for the three months ended September 30, 2016 and paid $8,000 for the three months ended September 30, 2016 and 2015. During the six months ended September 30, 2016 and 2015, the Company incurred $20,000 and $20,000 in Series A Convertible Preferred Stock dividends, and paid $1,000 and $21,500 for the six months ended September 30, 2016 and 2015. As of September 30, 2016 and March 31, 2016, the accrued balance due Mr. Rodriguez was $56,450 and $37,450 respectively. The liquidation preference of Series A Convertible Preferred Stock as of September 30, 2016 and March 31, 2016 was $556,450 and $537,450 or $5,564.50 and $5,374.50 per share.

Series B Preferred Stock

In March, 2013, our Board of Directors authorized the issuance of 2,000 shares of Series B Preferred Stock, (the "Series B Preferred Stock").  The face amount of share of the Series B Preferred Stock is $1,000.  As of September 30, 2016 and March 31, 2016, the Company has 1,983 and 1,983 shares of Series B preferred stock respectively issued and outstanding.

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

During the three month period ended September 30, 2015, the Company issued 75 shares of Series B Preferred Stock, for an investment of $75,000. We did not issue any shares of Series B Preferred Stock for the three month period ended September 30, 2016.

During the six month period ended September 30, 2015, the Company issued 200 shares of Series B Preferred Stock, 25 shares in exchange for a $25,000 promissory note and 175 shares for an investment of $175,000. During the three month periods ended September 30, 2016 and 2015, the Company incurred $44,618 and $40,500 in dividends on Series B preferred stock.  The Company did not pay any dividends for the three or six months period ended September 30, 2016 or September 30, 2015. During the six month periods ended September 30, 2016 and 2015, the Company incurred $89,236 and $78,750 in dividends on Series B preferred stock. Dividends payable for Series B Preferred Stock at September 30, 2016 and March 31, 2016 were $254,274 and $165,038 respectively. The liquidation preference of Series B Preferred Stock as of September 30, 2016 and March 31, 2016 was $2,237,274 and $2,148,038 or $1,128.23 or $1,083.23 per share, respectively.

Total dividends payable from both Series A and Series B preferred shares at September 30, 2016 and March 31, 2016 were $310,724 and $205,488 respectively.

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

During the six month period ended September 30, 2015, AFS issued 50 shares of its Series A Preferred Stock for $50,000 to an unaffiliated third party.

We did not issue and AFS Series A Preferred Stock for the three and six month periods ended September 30, 2016. We did not pay any dividends for the three and six month periods ended September 30, 2016. During the six month periods ended September 30, 2016 and 2015, the Company incurred $3,000 and 0 in dividends on Series A preferred stock. Dividends payable for Series A Preferred Stock at September 30, 2016 and March 31, 2016 were $6,000 and $3,000 respectively. The liquidation preference of Series A Preferred Stock as of September 30, 2016 and March 31, 2016 was $56,000 and $53,000 and $1,120 or $1,060 per share, respectively.

GROOVE BOTANICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016
(Unaudited)

Common Stock

We did not issue any common stock during the six month period ended September 30, 2016.

NOTE 9: TECHNOLOGY LICENSE AGREEMENTS

On December 1, 2014, the Company entered into an exclusive license agreement for anti-corrosion technology from Ronald Knight in exchange for three hundred thousand (300,000) shares of our common stock. This license calls for an earned royalty of three percent (3.00%) on sales of licensed products and services as they may relate to corrosion prevention and maintenance of sump pumps at gasoline and diesel dispensing locations, including, but not limited to gas stations, convenience stores, trucking companies, bus companies, and any other locations where gasoline and/or diesel is dispensed. We did not have any revenue for the period from December 1, 2014 through September 30, 2016.

This agreement was terminated on May 9, 2017.

NOTE 10: EARNINGS (LOSS) PER SHARE

ASC 260-10-45 requires a reconciliation of the numerator and denominator of the basic and diluted earnings per share (EPS) computations. We have included the basic and diluted earnings per share (EPS) computation for the three and six months periods ended September 30, 2016.

Basic and diluted earnings per share for each of the periods presented is calculated as follows:

	For the six months ended September 30, 2016 (Unaudited)	For the six months ended September 30, 2015 (Unaudited)
Net income (loss) attributable to Avalon Oil & Gas, Inc.	$(60,586)	$18,827
Preferred stock dividends	(112,236)	(98,750)
Net loss attributable to common shareholders of Avalon Oil & Gas, Inc. (numerator for basic earnings per share)	(172,822)	(79,923)
Dividend for Series A convertible preferred stock	—	—
Net loss attributable to common shareholders of Avalon Oil & Gas, Inc. (numerator for diluted earnings per share)	(172,822)	(79,923)

Weighted average number of common shares outstanding - Basic	18,198,062	17,189 ,319
Effect of diluted securities:
Convertible amount of Common Shares	—	—
Weighted average number of common shares outstanding - Diluted	18,198,062	17,189,319

Loss per share- Basic and Diluted	$(0.009)	$(0.005)

	For the three months ended September 30, 2016 (Unaudited)	For the three months ended September 30, 2015 (Unaudited)
Net loss attributable to Avalon Oil & Gas, Inc.	$(28,363)	$(120,125)
Preferred stock dividends	(56,118)	(50,500)
Net loss attributable to common shareholders of Avalon Oil & Gas, Inc. (numerator for basic earnings per share)	(84,481)	(170,625)
Dividend for Series A convertible preferred stock	—	—
Net loss attributable to common shareholders of Avalon Oil & Gas, Inc. (numerator for diluted earnings per share)	(84,481)	(170,625)

Weighted average number of common shares outstanding - Basic	18,198,062	17,498,062
Effect of diluted securities:
Convertible amount of Common Shares	—	—
Weighted average number of common shares outstanding - Diluted	18,198,062	17,498,062

Loss per share- Basic and Diluted	$(0.005)	$(0.010)

GROOVE BOTANICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016
(Unaudited)

For the three months ended September 30, 2016, the diluted earnings per share calculation did not include the effect of the shares resulted from assumed conversion of the Series A convertible preferred stock and the shares convertible from convertible notes payable with the principal amount of $149,200 and the related accrued interest, because the effect is anti-dilutive, as the Company incurred a loss during the periods.

For the three months ended September 30, 2015, the diluted earnings per share calculation did not include the effect of the shares resulted from assumed conversion of the Series A convertible preferred stock and the shares convertible from convertible note payable with the principal amount of $164,300 and the related accrued, because the effect is anti-dilutive, as the Company incurred a loss during the periods.

For the six months ended September 30, 2016, the diluted earnings per share calculation did not include the effect of the shares resulted from assumed conversion of the Series A convertible preferred stock and the shares convertible from convertible notes payable with the principal amount of $149,200 and the related accrued interest, because the effect is anti-dilutive, as the Company incurred a loss during the periods.

For the six months ended September 30, 2015, the diluted earnings per share calculation did not include the effect of the shares resulted from assumed conversion of the Series A convertible preferred stock and the shares convertible from convertible note payable with the principal amount of $164,300 and the related accrued interest, because the effect is anti-dilutive, as the Company incurred a loss during the periods.

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

GOING CONCERN

The Company has minimal revenues from our remaining oil and gas assets. We are in need additional cash resources to maintain our operations. The Company has a working capital deficit of $830,082, stockholders’ deficit of $771,663 and has incurred losses since inception of $33,783,568, and have not yet received any revenue from the sale our CBD skincare products. These factors raise substantial doubt about its ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent on its ability to raise additional capital or obtain necessary debt financing. The Company is presently dependent on its controlling shareholder to provide us funding for its daily operation and expenses, including professional fee and fees charged by regulators, although he is under no obligation to do so.

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

Results of Operations

Three and six month periods ended September 30, 2016 compared to the three and six month periods ended September 30, 2015:

Revenues

Revenues for the three months ended September 30, 2016 were $8,218, a decrease of $7,155 compared to revenue of $15,373 for the three months ended September 30, 2015.  Revenues decreased as a result our lack of income from our properites in Miller County, Arkansas.

Revenues for the six months ended September 30, 2016 were $26,116, an increase of $2,112 compared to revenue of $23,904 for the six months ended September 30, 2015.  Revenues increased as a result of consulting income received.

Lease Operating Expenses

During the three months ended September 30, 2016, our lease operating expenses were $12,110, a decrease of $4,249 compared to $16,359 for the three months ended September 30, 2015.  The decrease was due to less operating expenses incurred on the Company's properties in Miller County, Arkansas.

During the six months ended September 30, 2016, our lease operating expenses were $31,225, an increase of $4,319 compared to $26,906 for the six months ended September 30, 2015. The increase was due to operating expenses incurred on the Company's properties in Lincoln County, Oklahoma.

Selling, General, and Administrative Expenses

Selling, general and administrative expenses for the three months ended September 30, 2016 were $16,106, an decrease of $73,596 compared to selling, general and administrative expenses of $89,702 during the three months ended September 30, 2015.   Selling, general and administrative expenses for the three months ended September 30, 2016 consisted primarily of payroll and related costs of $12,000 and facilities costs in the amount of $3,000. The decrease was due to a reduction in legal and accouting fees, travel expenses and office expenses.

Selling, general and administrative expenses for the six months ended September 30, 2015 were $38,043, a decrease of $125,692 compared to selling, general and administrative expenses of $163,755 during the six months ended September 30, 2015.   Selling, general and administrative expenses for the six months ended September 30, 2016 consisted primarily of payroll and related costs of $24,000; legal and accounting fees in the amount of $1,000; travel and entertainment expenses of $2,929; and office expenses of $34,114. The decrease was due to a reduction of in legal and accouting fees, travel expenses and office expenses

Stock Based Compensation

There was not any stock-based compensation for the three months ended September 30, 2016 compared to $8,333 stock-based compensation for the three months ended September 30, 2015.

There was not any stock-based compensation for the six months ended September 30, 2016 compared to $28,666 stock-based compensation for the six months ended September 30, 2015.

Depreciation, Depletion, and Amortization

Depreciation, Depletion, and Amortization was $5,472 for the three months ended September 30, 2016, an decrease of $11,616 compared to $17,088 for the three months ended September 30, 2015.  Depreciation, Depletion and Amortization decreased due the impairment of our oil and gas properties and our technology licensing agreements.

Depreciation, Depletion, and Amortization was $11,725 for the six months ended September 30, 2016, a decrease of $19,931 compared to $31,656 for the six months ended September 30, 2015. Depreciation, Depletion and Amortization decreased due the impairment of our oil and gas properties and our technology licensing agreements.

Interest Expense, net of Interest Income

Interest expense, net of interest expense was $2,899 for the three months ended September 30, 2016, a decrease of $1,117, compared to $4,016 for the three months ended September 30, 2015. The decrease was due to a reduction in notes payable.

Interest expense expense was $5,767 for the six months ended September 30, 2016, an increase of $6,701 compared to interest expense of $934 for the six months ended September 30, 2015. The increase was the result not having any forgiveness of of interest due on promissory notes payable during the six months ended September 30, 2016.

Net Income (Loss)

Our net loss for the three months ended September 30, 2016, was $28,369 a decrease of $91,756 compared to a net loss of $120,125, during the three months ended September 30, 2015. The decrease was due to a reduction in selling, general and administrative expenses, stock based compensation, and in depreciation, depletion and amortization.

Our net loss for the six months ended September 30, 2016, was $60,644 a decrease of $79,471 compared to net income of $18,827, during the six months ended September 30, 2015. The decrease was due to a gain of $244,972 from the settlement of accounts payable and forgiveness of interest promissory note payable during the six months ended September 30, 2015.

LIQUIDITY AND CAPITAL RESOURCES

The Company has minimal revenues from our remaining oil and gas assets. We are in need of additional cash resources to maintain our operations. Our cash and cash equivalents were $106,697 on September 30, 2016, compared to $108,220 on March 31, 2016. We met our liquidity needs through the issuance of our common and preferred stock for cash and the revenue derived from our oil and gas operations.

As of September 30, 2016, the Company had a working capital deficit of $830,082, had incurred losses since inception of $33,783,568, and have not yet received any revenue from the sale our CBD skincare products. These factors raise substantial doubt about its ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent on its ability to raise additional capital or obtain necessary debt financing. The Company is presently dependent on its controlling shareholder to provide us funding for its daily operation and expenses, including professional fee and fees charged by regulators, although he is under no obligation to do so.

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

Investing activities

During the six months ended September 30, 2016, we did not receive any principal payments on a note receivable. During the six month ended September 30, 2015 we received $714 in principal payments on a note receivable.

Financing Activities

During the six months ended September 30, 2016 we did not receive any funds from financing activities. During six months ended September 30, 2015, the Company received $198,500 in financing activities, $175,000 from the sale of preferred stock and our subsidiary AFS, Inc. received $50,000 from the sale of preferred stock totaling $225,000, paid $5,000 of principal on a note payable and paid dividends on preferred stock of $21,500.

Operating activities

Our net loss for the three months ended September 30, 2016, was $28,369 a decrease of $91,756 compared to a net loss of $120,125, during the three months ended September 30, 2015. The decrease was due to lower selling, general and administrative expenses and no stock-based compensation.

Our net loss for the six months ended September 30, 2016, was $60,644 a decrease of $79,741 compared to net income of $18,827, during the six months ended September 30, 2015. The decrease in net income was due to a gain from the settlement of accounts payable and forgiveness of interest promissory note payable of $244,972 during the six months ended September 30, 2015.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934). Management has assessed the effectiveness of our internal control over financial reporting under COSO Framework 2013 as of September 30, 2016 based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management concluded that, as of September 30, 2016, our internal control over financial reporting was not effective. The material weaknesses identified related to (i) a lack of accounting staff and resources with appropriate knowledge of U.S. GAAP and SEC reporting and compliance requirements; (ii) a lack of sufficient documented financial closing policies and procedures; and (iii) a lack of independent directors and an audit committee.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting identified during this quarter ended September 30, 2016, which have materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

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

