Form 10-Q
period 2016-12-31
GROOVE BOTANICALS INC.
filed 2019-01-11
CIK 918573

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

____________

FORM 10-Q

____________

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2016

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

1

Groove Botanicals, Inc.
Condensed Consolidated Balance Sheets

	December 31, 2016 (Unaudited)	March 31, 2016
Assets
Current Assets:
Cash and cash equivalents	$126,854	$108,220
Total current assets	126,854	108,220
Property and equipment, net	10,193	13,592
Unproven oil & gas properties	177,000	177,000
Producing oil & gas properties, net	57,795	74,816
Total Assets	$371,842	$373,628
Liabilities and Equity
Current Liabilities:
Accounts payable and accrued liabilities	200,801	194,691
Accrued payroll - related parties	219,712	205,462
Dividends payable	373,379	205,488
Accrued liabilities to joint interest	11,140	9,965
Notes payable - related party	20,000	20,000
Notes payable	149,200	149,200
Total current liabilities	974,232	784,806
Accrued asset retirement obligation (ARO) liability	145,959	136,642
Total Liabilities	1,120,191	921,448

Equity
Preferred stock, 1,000,000 authorized
Preferred stock, Series A, $.10 par value, 100 shares authorized; 100 shares issued and outstanding as of December 31, 2016 and March 31, 2016, respectively liquidation preference of $566,450 and $537,450 as of December 31, 2016 and March 31, 2016, respectively	10	10
Preferred stock, Series B, $.10 par value, 2,000 shares authorized; 1,983 and 1,983 shares issued and outstanding liquidation preference of $2,281,904 and $2,148,038 as of December 31, 2016 and March 31, 2016, respectively	198	198
Common stock, $.001 par value: 200,000,000 shares authorized 18,198,062 and 18,198,062 shares issued and outstanding at December 31, 2016 and March 31, 2016, respectively	18,198	18,198
Additional paid in capital	32,993,499	32,993,499
Accumulated deficit	(33,932,928))	(33,610,746))
Total Avalon Oil & Gas Inc. Stockholders' Deficit	(921,023)	(598,841)
Non-controlling interest	172,674	51,021
Total (Deficit)	(748,349)	(547,820)
Total Liabilities and Deficit	$371,842	$373,628

The accompanying notes are an integral part of these financial statements.

Groove Botanicals, Inc.
Condensed Consolidated Statements of Operations

	For the Three Months ended December 31, 2016 (Unaudited)	For the Three Months ended December 31, 2015 (Unaudited)	For the Nine Months ended December 31, 2016 (Unaudited)	For the Nine Months ended December 31, 2015 (Unaudited)
Oil & Gas Sales	$19,600	$24,743	$45,716	$48,647
Operating expenses:
Lease operating expense, severance taxes and ARO accretion	8,676	35,075	39,901	61,981
Selling, general and administrative expenses	125,795	102,598	163,838	266,353
Stock based compensation	—	10,011	—	38,677
Depreciation, depletion, and amortization	6,523	18,848	18,248	50,504
Total operating expenses	140,994	166,532	221,987	417,515
Operating loss	(121,394)	(141,789)	(176,271)	(368,868)

Other income (expense):
Other miscellaneous income	—	—	—
Gain on settlement of trades payables	—	12,930	—	257,902
Interest income (expense), net	(2,900)	(526)	(8,667)	409
Total other income (expense)	(2,900)	12,404	(8,667)	258,311
Income (loss) before income tax	(124,294)	(129,385)	(184,938)	(110,557)
Provision for income taxes	—	—	—	—
Net income (loss)	(124,294)	(129,385)	(184,938)	(110,557)
Less net loss attributable to noncontrolling interests	$31,589	$—	$31,647	$—
Net loss attributable to the Company	$(92,705)	$(129,385)	$(153,291)	$(110,557)

Preferred stock dividends	$(56,655)	$(53,688)	$(168,891)	$(152,438)

Net loss attributable to common shareholders	$(149,360)	$(183,073)	$(322,182)	$(262,995)

Net loss per share – basic and diluted	(0.008)	(0.010)	(0.018)	(0.015)

Weighted average shares outstanding - basic	18,198,062	17,893,714	18,198,062	17,424,971

The accompanying notes are an integral part of these financial statements.

Groove Botanicals, Inc.
Condensed Consolidated Statement of Cash Flows

	For the Nine Months ended December 31, 2016 (Unaudited)	For the Nine Months ended December 31, 2015 (Unaudited)
Cash flows from operating activities:
Net loss	$(184,938)	$(110,557)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock issued for services	53,300	12,720
Non-cash consulting services	—	26,677
(Gain) on forgiveness of debt	—	(257,902)
(Gain) on forgiveness of interest payable	—	(14,246)
Depreciation	3,399	3,399
Depletion	14,849	15,167
ARO Depreciation	2,172	2,172
Amortization of intangible assets	—	31,938
Net change in operating assets and liabilities:
Accounts receivable	—	3,527
Accounts payable and other accrued expenses	20,535	5,724
Asset retirement obligation	9,317	9,317
Net cash (used in) operating activities	(81,366)	(272,064)

Cash flows from investing activities:
Principal payments received on notes receivable	—	1,428
Net cash provided by investing activities	—	1,428

Cash flows from financing activities:
Notes payable	—	(15,000)
Non-Controlling Interest stock sale	—	400
Series B Preferred Stock issued for cash	100,000	310,000
Dividends paid	—	(25,000)
Net cash provided by financing activities	100,000	270,400
Net increase (decrease) in cash and cash equivalents	18,634	(236)

Cash and cash equivalents at beginning of period	108,220	135,713
Cash and cash equivalents at end of period	$126,854	$135,477

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$—	$—
Taxes	$—	$—
Common stock issued in exchange for consulting services	$3,300	$12,720
Preferred stock issued in exchange for consulting services	$50,000	$—
Common Stock issued for payment of accounts payable	$—	$26,000
Note Payable issued for extinguishment of account payable	—	5,000
Common stock issued for extinguishment of note payable, accrued interest, and assumption of debt	$—	$28,000
Preferred stock issued for extinguishment of note payable, accrued interest, and assumption of debt	$—	$25,000
Common stock issued in exchange for licenses	$—	$12,000

The accompanying notes are an integral part of these financial statements.

GROOVE BOTANICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016
(Unaudited)

NOTE 1: DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Corporate Structure

Groove Botanicals, Inc. (the "Company"), (formerly known as Avalon Oil & Gas, Inc.), was originally incorporated in Colorado in April 1991 under the name Snow Runner (USA), Inc. The Company was the general partner of Snow Runner (USA) Ltd.; a Colorado limited partnership to sell proprietary snow skates under the name "Sled Dogs" which was dissolved in August 1992. In late 1993, the Company relocated its operations to Minnesota and in January 1994 changed our name to Snow Runner, Inc. In November 1994 we changed our name to the Sled Dogs Company. On November 5, 1997, we filed for protection under Chapter 11 of the U.S. Bankruptcy Code. In September 1998, we emerged from protection of Chapter 11 of the U.S. Bankruptcy Code. In May, 1999, we changed our state of domicile to Nevada and our name to XDOGS.COM, Inc. On July 22, 2005, the Board of Directors and a majority of the Company's shareholders approved an amendment to our Articles of Incorporation to change the Company's name to Avalon Oil & Gas, Inc., and to increase the authorized number of shares of our common stock from 200,000,000 shares to 1,000,000,000 shares par value of $0.001, and engage in the acquisition of producing oil and gas properties. On November 16, 2011, a majority of the Company's shareholders approved an amendment to our Articles of Incorporation to increase the authorized number of shares of our common stock from 1,000,000,000 shares to 3,000,000,000 shares par value of $0.001.  This amendment was not filed with the Nevada Secretary of State.

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (which include only normal recurring adjustments) necessary to present fairly the balance sheets of Groove Botanicals, Inc. and subsidiaries as of December31, 2016 and the results of their operations and cash flows for the three months and nine months ended December 31, 2016 and 2015, and are not necessarily indicative of the results to be expected for the entire year.

GROOVE BOTANICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016
(Unaudited)

Going Concern

The Company has minimal revenues from our remaining oil and gas assets. We are in need additional cash resources to maintain our operations. The Company has a working capital deficit of $847,378, stockholders’ deficit of $921,023 and has incurred losses since inception of $33,932,928, and have not yet received any revenue from the sale our CBD skincare products. These factors raise substantial doubt about its ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent on its ability to raise additional capital or obtain necessary debt financing. The Company is presently dependent on its controlling shareholder to provide us funding for its daily operation and expenses, including professional fee and fees charged by regulators, although he is under no obligation to do so.

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

Cash and Cash Equivalents

Cash and cash equivalents consist of cash. The Company maintains its cash balances at several financial institutions. Accounts at the institutions are insured by the Federal Deposit Insurance Corporation up to $250,000.

GROOVE BOTANICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016
(Unaudited)

Fair Value of Financial Instruments

The Company's financial instruments are cash and cash equivalents, accounts payable, notes payableand long-term debt. The recorded values of cash and cash equivalents, and accounts payable approximate their fair values based on their short-term nature. The recorded values of notes payable and long-term debt approximate their fair values, as interest approximates market rates.

Oil and Natural Gas Properties

The Company follows the full cost method of accounting for natural gas and oil properties.  Under the full cost concept, all costs incurred in acquiring, exploring, and developing properties cost center are capitalized when incurred and are amortized as mineral reserves in the cost center are produced, subject to a limitation that the capitalized costs not exceed the value of those reserves.  The unamortized costs relating to a property that is surrendered, abandoned, or otherwise disposed of are accounted for as an adjustment of accumulated amortization, rather than as a gain or loss that enters into the determination of net income, until all of the properties constituting the amortization base are disposed of, at which point gain or loss is recognized. All acquisition, exploration, and development costs are capitalized. The Company capitalizes all internal costs, including: salaries and related fringe benefits of employees directly engaged in the acquisition, exploration and development of natural gas and oil properties, as well as other identifiable general and administrative costs associated with such activities.  During the three month period ended December 31, 2016, no acquisition costs were capitalized. Oil and natural gas properties are reviewed for recoverability at least annually or when events or changes in circumstances indicate that its carrying value may exceed future undiscounted cash inflows. As of December 31, 2016 and March 31, 2016 the Company impaired $-0- and $128,462 in Proven Oil and Gas Properties and $-0- and $1,690,183 in Unproved Oil and Gas Properties..

Property and Equipment, net

Property and equipment is reviewed for recoverability when events or changes in circumstances indicate that its carrying value may exceed future undiscounted cash inflows. As of December 31, 2016 and March 31, 2015, the Company had not identified any such impairment. Repairs and maintenance are charged to operations when incurred and improvements and renewals are capitalized.

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
December 31, 2016
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
December 31, 2016
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

GROOVE BOTANICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016
(Unaudited)

NOTE 2: PROPERTY AND EQUIPMENT, NET

A summary of property and equipment at December 31, 2016 and March 31, 2016 is as follows:

	December 31, 2016	March 31, 2016
Office Equipment	$41,778	$41,778
Vehicles	22,657	22,657
	64,435	64,435
Less: Accumulated depreciation	(54,242)	(50,843)
Total	$10,193	$13,592

Depreciation expense for the three months periods ended December 31, 2016 and 2015 was $1,133 and $1,133, respectively.

Depreciation expense for the nine months periods ended December 31, 2016 and 2015 was $3,399 and $3,399, respectively.

NOTE 3: OIL AND GAS PROPERTY ACTIVITY

Producing oil and gas properties consist of the following at December 31, 2016 and March 31, 2016:

	December 31, 2016 (Unaudited)	March 31, 2016
Lincoln County, Oklahoma	$111,402	$111,402
Lipscomb County, Texas	250,082	250,082
Miller County, Arkansas	139,909	139,909
Ward Petroleum Assets	290,500	290,500
Kensington Energy Assets	120,000	120,000
Other Properties	325,185	325,185
Total Properties	1,237,078	1,237,078

Asset retirement cost, net	32,608	34,780
Property impairments	(609,534)	(609,534)
Less: Depletion	(602,357)	(587,508)
Net	$57,795	$74,816

For the three month periods ended December 31, 2016 and 2015, depletion per Bbl was $8.81 and $6.85.

For the nine month periods ended December 31, 2016 and 2015, depletion per Bbl was $8.81 and $6.85.

GROOVE BOTANICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016
(Unaudited)

NOTE 4: ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consisted of the following:

	December 31, 2016 (Unaudited)	March 31, 2016
Accounts payable	$127,993	$130,747
Accrued interest	72,808	63,944
Total	$200,801	$194,691

NOTE 5: NOTES PAYABLE

Notes Payable are summarized as follows:

Note
Amount
March 31, 2016:
Notes payable – long-term portion	$—
Notes payable – current portion	149,200
Total	$149,200

Note
Amount
December 31, 2016 (Unaudited):
Notes payable – long-term portion	$—
Notes payable – current portion	149,200
Total	$149,200

NOTE 6: RELATED PARTY TRANSACTIONS

Notes Payable

On April 21, 2011, Mr. Rodriguez advanced the Company $35,000. As of December 31, 2016 and March 31, 2016, amount outstanding is $20,000. This note does not accrue interest and is due on demand.

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
December 31, 2016
(Unaudited)

On January 12, 2018, our Board of Directors agreed to amend Designation of the Series A Convertible Preferred Stock be amended by changing the ratio for conversion, in Article IV, subparagraph (a), from .4% to .51% so that upon conversion the number of shares of common stock to be exchanged shall equal 51% of then issued and outstanding common stock.

During the three months ended December 31, 2016 and 2015, the Company incurred $10,000 and $10,000 in Series A Convertible Preferred Stock dividends, paid $0 and $3,500 for the three months ended December 31, 2016 and 2015.

During the nine months ended December 31, 2016 and 2015, the Company incurred $30,000 and $30,000 in Series A Convertible Preferred Stock dividends, and paid $1,000 and $25,000 for the nine months ended December 31, 2016 and 2015. As of December 31, 2016 and March 31, 2016, the accrued balance due Mr. Rodriguez was $66,450 and $37,450 respectively. The liquidation preference of Series A Convertible Preferred Stock as of December 31, 2016 and March 31, 2016 was $566,450 and $537,450 or $5,664.50 and $5,374.50 per share.

Employment Agreements

In 2009, Mr. Rodriguez, our President, was under an employment agreement dated April 1, 2008 that expires on March 31, 2016, pursuant to which he was compensated at an annual rate of $120,000. On April 1, 2011 Mr. Rodriguez voluntarily reduced his compensation to an annual rate of $48,000, subject to an increase by the Company’s Board of Directors.  The Company charged to operations the amount of $12,000 and $36,000 for the three and nine month periods ended December 31, 2016 and 2015, of which $13,000 and $22,300 was paid to him during the three month and nine month periods ending December 31, 2016, and $10,403 and $47,957 during the three and nine month periods ending December 31 2015 respectively.  As of December 31, 2016, and March 31, 2016, the balances of accrued and unpaid salaries were $219,712 and $205,462.

NOTE 7: INCOME TAXES

Deferred income taxes result from the temporary difference arising from the use of accelerated depreciation methods for income tax purposes and the straight-line method for financial statement purposes, and an accumulation of Net Operating Loss carry-forwards for income tax purposes with a valuation allowance against the carry-forwards for book purposes.

In assessing the value of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Included in deferred tax assets are Federal and State net operating loss carry forwards of $33,932,928, which will expire beginning in 2028.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon our cumulative losses through December 31, 2016, we have provided a valuation allowance reducing the net realizable benefits of these deductible differences to $0 at December 31, 2016.  The amount of the deferred tax asset considered realizable could change in the near term if projected future taxable income is realized.  Due to significant changes in the Company's ownership, the Company's future use of its existing net operating losses may be limited.

GROOVE BOTANICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016
(Unaudited)

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

As of December 31, 2016, the Company has 100 shares of Series A Convertible preferred stock issued and outstanding.

During the three months ended December 31, 2016 and 2015, the Company incurred $10,000 and $10,000 in Series A Convertible Preferred Stock dividends, paid $0 and $3,500 for the three months ended December 31, 2016 and 2015. During the nine months ended December 31, 2016 and 2015, the Company incurred $30,000 and $30,000 in Series A Convertible Preferred Stock dividends, and paid $1,000 and $25,000 for the nine months ended December 31, 2016 and 2015. As of December 31, 2016 and March 31, 2016, the accrued balance due Mr. Rodriguez was $66,450 and $37,450 respectively. The liquidation preference of Series A Convertible Preferred Stock as of December 31, 2016 and March 31, 2016 was $ 566,450 and $537,500 or $5,664.50 and $5,374.50 per share.

Series B Preferred Stock

In March, 2013, our Board of Directors authorized the issuance of 2,000 shares of Series B Preferred Stock, (the "Series B Preferred Stock").  The face amount of share of the Series B Preferred Stock is $1,000.  As of December 31, 2016 and March 31, 2016, the Company has 1,983 and 1,983 shares of Series B preferred stock respectively issued and outstanding.

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

During the nine month period ended December 31, 2016 we did not issue any Series B Preferred Stock. During the nine month period ended December 31,2015 the Company issued 335 shares of Series B Preferred Stock, 25 shares in exchange for a $25,000 promissory note and 260 shares for an investment of $260,000 and. 50 shares for $50,000 of services to be amortized over 48 months.

GROOVE BOTANICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016
(Unaudited)

During the three month periods ended December 31, 2016 and 2015, the Company incurred $44,622 and $42,188 in dividends on Series B preferred stock.  The Company did not pay any dividends for the three or nine months period ended December 31, 2016 and December 31, 2015. During the nine month periods ended December 31, 2016 and 2015, the Company incurred $133,866 and $120,938 in dividends on Series B preferred stock. Dividends payable for Series B Preferred Stock at December 31, 2016 and March 31, 2016 were $298,904 and $165,038 respectively. The liquidation preference of Series B Preferred Stock as of December 31, 2016 and March 31, 2016 was $2,281,904 and $2,148,038 or $1,150.73 and $1,083.23 per share, respectively.

Total dividends payable from both Series A and Series B preferred shares at December 31, 2016 and March 31, 2016 were $365,354 and $203,488 respectively.

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

During the quarter ended December 31, 2016, AFS issued issued 50 shares of its Series A Preferred Stock for consulting services and 100 shares for $100,000 in cash to an unaffiliated third parties.

During the three month periods ended December 31, 2016 and 2015, the Company incurred $2,037 and $1,500 in dividends on Series A preferred stock.  The Company did not pay any dividends for the three or nine months periods ended December 31, 2015 and December 31, 2016. During the nine month periods ended December 31, 2016 and 2015, the Company incurred $5,037 and $1,500 in dividends on Series A preferred stock. Dividends payable for Series A Preferred Stock at December 31, 2016 and March 31, 2016 were $8,037 and $3,000 respectively. The liquidation preference of Series A Preferred Stock as of December 31, 2016 and March 31, 2016 was $58,037 and $53,000 or $290.19 and $1,060 per share, respectively.

Common Stock

We did not issue any common stock for the three and nine month periods ended December 31, 2016. Our subsidiary AFS, Inc.,issued 825,000 Shares of common stock to 100,000 to our President,25,000 shares to each of our directors, 50,000 shares to a holder of our Series A Preferred Stock for consulting services rendered, 100,000 shares for consulting services rendered and 500,000 shares to a consultant for services rendered..

Warrants

There are no warrants outstanding as of December 31, 2016 and March 31, 2016.

GROOVE BOTANICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016
(Unaudited)

NOTE 9: TECHNOLOGY LICENSE AGREEMENTS

On December 1, 2014, the Company entered into an exclusive license agreement for anti-corrosion technology from Ronald Knight in exchange for three hundred thousand (300,000) shares of our common stock. This license calls for an earned royalty of three percent (3.00%) on sales of licensed products and services as they may relate to corrosion prevention and maintenance of sump pumps at gasoline and diesel dispensing locations, including, but not limited to gas stations, convenience stores, trucking companies, bus companies, and any other locations where gasoline and/or diesel is dispensed. We did not have any revenue for the period from December 1, 2014 through December 31, 2016.

This agreement was terminated on May 9, 2017.

NOTE 10: EARNINGS (LOSS) PER SHARE

ASC 260-10-45 requires a reconciliation of the numerator and denominator of the basic and diluted earnings per share (EPS) computations. We have included the basic and diluted earnings per share (EPS) computation for the three and nine months periods ended December 31, 2016.

Basic and diluted earnings per share for each of the periods presented is calculated as follows:

	For the Nine months ended December 31, 2016 (Unaudited)	For the Nine months ended December 31, 2015 (Unaudited)
Net loss attributable to Avalon Oil & Gas, Inc.	$(153,291)	$(110,557)
Preferred stock dividends	(168,891)	(152,438)
Net loss attributable to common shareholders of Avalon Oil & Gas, Inc. (numerator for basic earnings per share)	(322,182)	(262,995)
Dividend for Series A convertible preferred stock	—	—
Weighted average number of common shares outstanding - Basic	18,198,062	17,424,971
Effect of diluted securities:
Convertible amount of Common Shares	—	—
Weighted average number of common shares outstanding - Diluted	18,198,062	17,424,971

Loss per share- Basic and Diluted	$(0.018)	$(0.015)

	For the Three months ended December 31, 2016 (Unaudited)	For the Three months ended December 31, 2015 (Unaudited)
Net loss attributable to Avalon Oil & Gas, Inc.	$(92,705)	$(129,385)
Preferred stock dividends	(56,655)	(53,688)
Net loss attributable to common shareholders of Avalon Oil & Gas, Inc. (numerator for basic earnings per share)	(149,360)	(183,073)
Dividend for Series A convertible preferred stock	—	—
Weighted average number of common shares outstanding - Basic	18,198,062	17,893,714
Effect of diluted securities:
Convertible amount of Common Shares	—	—
Weighted average number of common shares outstanding Diluted	18,198,062	17,893,714

Loss per share- Basic and Diluted	$(0.008)	$(0.010)

GROOVE BOTANICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016
(Unaudited)

For the three months end December 31, 2015 and December 31, 2016, the diluted earnings per share calculation did not include the effect of the shares resulted from assumed conversion of the Series A convertible preferred stock and the shares convertible from convertible notes payable with the principal amount of $149,200 and the related accrued interest, because the effect is anti-dilutive, as the Company incurred a loss during the periods.

For the nine months end December 31, 2015 and December 31, 2016, the diluted earnings per share calculation did not include the effect of the shares resulted from assumed conversion of the Series A convertible preferred stock and the shares convertible from convertible notes payable with the principal amount of $149,200 and the related accrued interest, because the effect is anti-dilutive, as the Company incurred a loss during the periods.

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

Corporate Structure

Groove Botanicals, Inc. (the "Company") (formerly known as Avalon Oil & Gas, Inc.), was originally incorporated in Colorado in April 1991 under the name Snow Runner (USA), Inc. The Company was the general partner of Snow Runner (USA) Ltd.; a Colorado limited partnership to sell proprietary snow skates under the name "Sled Dogs" which was dissolved in August 1992. In late 1993, the Company relocated its operations to Minnesota and in January 1994 changed our name to Snow Runner, Inc. In November 1994 we changed our name to the Sled Dogs Company. On November 5, 1997, we filed for protection under Chapter 11 of the U.S. Bankruptcy Code. In September 1998, we emerged from protection of Chapter 11 of the U.S. Bankruptcy Code. In May, 1999, we changed our state of domicile to Nevada and our name to XDOGS.COM, Inc. On July 22, 2005, the Board of Directors and a majority of the Company's shareholders approved an amendment to our Articles of Incorporation to change the Company's name to Avalon Oil & Gas, Inc., and to increase the authorized number of shares of our common stock from 200,000,000 shares to 1,000,000,000 shares par value of $0.001, and engage in the acquisition of producing oil and gas properties. On November 16, 2011, a majority of the Company's shareholders approved an amendment to our Articles of Incorporation to increase the authorized number of shares of our common stock from 1,000,000,000 shares to 3,000,000,000 shares par value of $0.001.  This amendment was not filed with the Nevada Secretary of State.

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

GOING CONCERN

The Company has minimal revenues from our remaining oil and gas assets. We are in need additional cash resources to maintain our operations. The Company has a working capital deficit of $847,378, stockholders’ deficit of $921,023 and has incurred losses since inception of $33,932,928, and have not yet received any revenue from the sale our CBD skincare products. These factors raise substantial doubt about its ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent on its ability to raise additional capital or obtain necessary debt financing. The Company is presently dependent on its controlling shareholder to provide us funding for its daily operation and expenses, including professional fee and fees charged by regulators, although he is under no obligation to do so.

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

Results of Operations

Three and nine month periods ended December 31, 2016 compared to the three and nine month periods ended December 31, 2015:

Revenues

Revenues for the three months ended December 31, 2016 were $19,600, a decrease of $5,143 compared to revenue of $24,743 for the three months ended December 31, 2015.  Revenues decreased as a result of a lower market price of oil and natural gas.

Revenues for the nine months ended December 31, 2015 were $45,716, an decrease of $2,931 compared to revenue of $48,647 for the nine months ended December 31, 2015.  Revenues decreased as a result of a lower market price of oil and natural gas.

Lease Operating Expenses

During the three months ended December 31, 2016, our lease operating expenses were $8,676, a decrease of $26,399 compared to $35,075 for the three months ended December 31, 2015.  The decrease was due to the completion of workover costs incurred during the three months ended December 31, 2015 on the Company's properties in Miller County, Arkansas.

During the nine months ended December 31, 2016, our lease operating expenses were $39,901, a decrease of $22,080 compared to $61,981 for the nine months ended December 31, 2015.  The decrease was due to the completion of workover costs incurred during the three months ended December31, 2015 on the Company's properties in Miller County, Arkansas.

Selling, General, and Administrative Expenses

Selling, general and administrative expenses for the three months ended December 31, 2016 were $125,795, an increase of $23,197 compared to selling, general and administrative expenses of $102,598 during the three months ended December 31, 2015.   Selling, general and administrative expenses for the three months ended December 31, 2016 consisted primarily of payroll and related costs of $12,000; legal and accounting fees in the amount of $7,950; consulting fees in the amount of $84,800 travel and entertainment expenses of $2,940. The increase was due to a increase in consulting fees.

Selling, general and administrative expenses for the nine months ended December 31, 2016 were $163,838, a decrease of $102,515 compared to selling, general and administrative expenses of $266,353 during the nine months ended December 31, 2015.   Selling, general and administrative expenses for the nine months ended December 31, 2016 consisted primarily of payroll and related costs of $36,000; legal and accounting fees in the amount of $8,950; consulting fees in the amount of $88,670; travel and entertainment expenses of $14,662. The decrease was due to a reduction of legal and accounting fee, travel expenses, office expense and entertainment expense.

Stock Based Compensation

There was not any stock based compensation for the three month period ended December 31, 2016 compared to $10,011 non-cash compensation for the three months ended December 31, 2015.

There was not any stock based compensation for the nine month period ended December 31, 2016, compared to non-cash compensation of $38,677 for the nine months ended December 31, 2015.

Depreciation, Depletion, and Amortization

Depreciation, Depletion, and Amortization was 6,523 for the three months ended December 31, 2016, an decrease of $12,325 or compared to $18,848 for the three months ended December 31, 2015.  Depletion and Amorization decreased due the impairment of our oil and gas properites and the impairment of our technology licensing agreements

Depreciation, Depletion, and Amortization was $18,248 for the nine months ended December 31, 2016, a decrease of $32,256 compared to $50,504 for the nine months ended December 31, 2015. Depletion and Amorization decreased due the impairment of our oil and gas properites and the impairment our technology licensing agreements .

Interest Expense, net of Interest Income

Interest expense, net of interest expense was $2,900 for the three months ended December 31, 2016, an increase of $2,374 compared to interest expense, net of interest income of $526 for the three months ended December 31, 2015. The increase was due to the forgiveness of interest on a promissory note payable for the nine months ended December 31, 2015

Interest expense was $8,667 for the nine months ended December 31, 2016, a decrease of $9,076 compared to interest income, net of interest expense of $409 for the nine months ended December 31, 2015. The increase was due to the forgiveness of interest on a promissory note payable for the nine months ended December 31, 2015.

Net Income (Loss)

Our net loss for the three months ended December 31, 2016, was $124,294 a decrease of $5,091 compared to a net loss of $129,385 during the three months ended December, 2015.

Our net loss for the nine months ended December 31, 2016, was $184,938 an increase of $74,381 or acompared to a net loss of $110,557, during the nine months ended December 31, 2015. The increase was due to a gain during the nine month period ended December 31, 2015 from the settlement of accounts payable.

LIQUIDITY AND CAPITAL RESOURCES

The Company has minimal revenues from our remaining oil and gas assets. We are in need of additional cash resources to maintain our operations. Our cash and cash equivalents were $126,854 on Decmber 31, 2016, compared to $108,220 on March 31, 2016. We met our liquidity needs through the issuance of our common and preferred stock for cash and the revenue derived from our oil and gas operations.

As of December 31, 2016, the Company had a working capital deficit of $847,378, had incurred losses since inception of $33,932,928 and have not yet received any revenue from the sale our CBD skincare products. These factors raise substantial doubt about its ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent on its ability to raise additional capital or obtain necessary debt financing. The Company is presently dependent on its controlling shareholder to provide us funding for its daily operation and expenses, including professional fee and fees charged by regulators, although he is under no obligation to do so.

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

Investing activities

During the three months ended December 31, 2015, we received $1,428 in principal payments on a note receivable. We did not receive any principal payments on a note receivable during the three months ended December 31, 2016.

Financing Activities

During the three months ended December 31, 2016, the Company received $100,000 from the sale of preferred stock.

During nine months ended December 31, 2015, the Company received $310,000 from the sale of preferred stock , paid $15,000 of principal on a note payable and paid dividends on preferred stock of $25,000.

Operating activities

Our net loss for the three months ended December 31, 2016, was $124,294 a decrease of $5,091compared to a net loss of $129,385, during the three months ended December 31, 2015.

Our net loss for the nine months ended December 31, 2016, was $184,938 an increase of $74,381 compared to a net loss of $110,557, during the nine months ended December 31, 2015. The increase was due to a gain from the settlement of accounts payable during the nine months ended December 31, 2015.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934). Management has assessed the effectiveness of our internal control over financial reporting under COSO Framework 2013 as of December 31, 2016 based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management concluded that, as of December 31, 2016, our internal control over financial reporting was not effective. The material weaknesses identified related to (i) a lack of accounting staff and resources with appropriate knowledge of U.S. GAAP and SEC reporting and compliance requirements; (ii) a lack of sufficient documented financial closing policies and procedures; and (iii) a lack of independent directors and an audit committee.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting identified during this quarter ended December 31, 2016, which have materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the nine months period ended December 31, 2016, the Company issued 100 shares of Preferred Stock as for $100,000 in cash.

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

