Form 10-K
period 2017-03-31
GROOVE BOTANICALS INC.
filed 2019-01-11
CIK 918573

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended March 31, 2017

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

On December 28, 2017, the Company sold its properties in Custer County, Oklahoma.

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

During the past several years, we have attempted, without success, to generate revenues and profits. For the year ended March 31, 2017, we incurred a net loss attributable to common shareholders of $472,718.  The net loss was primarily due to the impairment of our oil and gas assets. There can be no assurance that we will ever be profitable from our operations.

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

We have going concern issue.

The Company has minimal revenues from our remaining oil and gas assets. We are in need of additional cash resources to maintain our operations. We have not yet received any revenue from the sale our CBD skincare products. These factors raise substantial doubt about its ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent on its ability to raise additional capital or obtain necessary debt financing. The Company is presently dependent on its controlling shareholder to provide us funding for its daily operation and expenses, including professional fees and fees charged by regulators, although he is under no obligation to do so.

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

We have material weaknesses on internal control.

Management has assessed the effectiveness of our internal control over financial reporting under COSO Framework 2013 as of March 31, 2017 based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management concluded that, as of March 31, 2017, our internal control over financial reporting was not effective. The material weaknesses identified related to (i) lack of segregation of duties due to a lack of accounting staff and resources with appropriate knowledge of U.S. GAAP and SEC reporting and compliance requirements; (ii) a lack of sufficient documented financial closing policies and procedures; and (iii) a lack of independent directors and an audit committee.

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

Per Share Common Stock Bid Prices by Quarter For the Two Most Recent Fiscal Years
	High	Low
Quarter Ended March 31, 2017	$0.04	$0.02
Quarter Ended December 31, 2016	$0.06	$0.03
Quarter Ended September 30, 2016	$0.05	$0.04
Quarter Ended June 30, 2016	$0.06	$0.04
Quarter Ended March 31, 2015	$0.04	$0.02
Quarter Ended December 31, 2015	$0.07	$0.02
Quarter Ended September 30, 2015	$0.10	$0.04
Quarter Ended June 30, 2015	$0.06	$0.04

As of December 17, 2018, 28,293,062 shares of our Common Stock were outstanding and the number of holders of record of our Common Stock at that date was approximately 985. However, we estimate that there are a significantly greater number of shareholders because a substantial number of our shares are held in nominee names by brokerage firms.

(b) Dividends

No dividends on the Common Stock were paid by us during the fiscal year ended March 31, 2017, or the fiscal year ended March 31, 2016, nor do we anticipate paying dividends on Common Stock in the foreseeable future. Holders of Common Stock are entitled to receive such dividends as may be declared by our Board of Directors.

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

If we liquidate or dissolve, and after payment of our debts, the holders of the Series A Preferred Stock are entitled to a preference payment before we make any distributions to our Common Stockholders. The preference amount is equal to the original purchase price for the Series A Preferred shares plus accrued, but unpaid dividends.  As of March 31, 2017, the liquidation preference is $576,450, or $5,764.50 per share.

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

In March, 2013, our Board of Directors authorized the issuance of 2,000 shares of Series B Preferred Stock (the "Series B Preferred Stock").  The face amount of share of the Series B Preferred Stock is $1,000. There are currently 1,983 shares of Series B Preferred Stock outstanding. As of March 31, 2017, the liquidation preference is $2,326,526, or $1,173.24 per share.

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

As of March 31, 2017, the liquidation preference is $214,037, or $1,070.19 per share.

RECENT SALES OF UNREGISTERED SECURITIES

The Company did not sell any unregistered securities between January 1, 2017 and March 31, 2017:

During the twelve months ended March 31, 2017 and 2016, the Company incurred $178,488 and $165,038 in dividends on Series B preferred stock.

During the twelve months ended March 31, 2017 and 2016, the Company incurred $11,037 and $3,000 in dividends on AFS Series A Preferred Stock.

All other unregistered securities sold by the Company during the past three years, but prior to January 1, 2017, have been included in the Company's 10-Q filings.

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

For the year ended March 31, 2017 compared to the year ended March 31, 2016

Revenues

Revenues for the year ended March 31, 2017 were $57,021, an increase of $4,088 compared to revenue of $52,933 for the year ended March 31, 2016.  Revenue from the sale of oil and gas increased as a result of a consulting income received.

Concentration of customers

For the year ended March 31, 2017, four customers, Scissortail Energy, Avalon 2015-1 LP, Lexinta SA and Ward Petroleum, individually accounted for 23%, 18%, 18% and 12% of the Company’s revenues, respectively. Except for the aforementioned customers, there was no other single customer who accounted for more than 10% of the Company’s revenues for the year ended March 31, 2017. For the year ended March 31, 2016, three customers, KROG Partners, Scissortail Energy and Ward Petroleum, individually accounted for 28%, 20% and 16% of the Company’s revenues, respectively. Except for the aforementioned customers, there was no other single customer who accounted for more than 10% of the Company’s revenues for the year ended March 31, 2016.

Lease Operating Expenses

During the year ended March 31, 2017, our lease operating expenses were $51,996 an increase of $1,233 compared to $50,763 for the year ended March 31, 2016.  The increase was due to workover costs on the Lincoln County, Oklahoma properties.

Selling, General, and Administrative Expenses

Selling, general and administrative expenses for the year ended March 31, 2017 were $183,774 a decrease of $605,062 compared to selling, general and administrative expenses of $788,836 during the year ended March 31, 2016.   Selling, general and administrative expenses for 2017 consisted primarily non-cash consulting services of payroll and related costs of $48,000; travel and entertainment expenses of $16,546; office expenses of $70,848 and consulting fees in the amount of $94,970.  The decrease was primarily due to non-cash consulting services of $154,546, $12,450 in legal and accounting fees and the write off of the $279,400 balance in deposits year for the ended March 31, 2016.

Bad Debt Expense

We did not have any bad debt expese for the year ended March 31, 2017. Bad debt expense for the year ended March 31, 2016 was 58,741.

Impairment Expense

Impairment expense for the year ended March 31, 2017 was $25,620. Impairment expense for the year ended March 31, 2016 was $1,839,941.  The impairment expense was due to the reduction in the market price for oil and natural gas, the loss of economic value of the Company’s non-proven properties and the impairment of the Company’s intellectual properties.

Stock-based Compensation

The stock-based compensation for the years ended March 31, 2017 and March 31, 2016 were $53,300 and $0, respectively.

Depreciation, Depletion, and Amortization

Depreciation, Depletion, and Amortization were $32,807 for the year ended March 31, 2017 a decrease of $52,090 compared to $84,897 for the year ended March 31, 2016. The decrease was due to the impairment of $1,839,941 in oil and gas and intellectual property assets for the year ended March 31, 2016.

Gain on Settlement of Debt, Notes Payable and Accrued Interest, and Miscellaneous Income

During the year ended March 31, 2017, the Company did not have a gain on the settlement of debt. During the year ended March 31, 2016, we had a net gain on the settlement of debt in the amount of $283,014.

We had $5,489 in miscellaneous income for the year ended March 31, 2017. We did not have any miscellaneous income for the year ended March 31, 2016.

Interest Expense, net of Interest Income

Interest expense, net of interest expense of $11,506 for the year ended March 31, 2017, a decrease of $5,197  compared to interest expense, net of $16,703 for the year ended March 31, 2016. This decrease is due to a reduction in the outstanding principal balances of notes payable.

Net (Loss)

For the reasons stated above, our net loss for the year ended March 31, 2017, was $243,193, compared to a net loss of $2,503,934 during the year ended March 31, 2016.

Liquidity and Capital Resources

Going Concern

The Company has minimal revenues from our remaining oil and gas assets. We are in need of additional cash resources to maintain our operations. As of March 31, 2017, the Company had a working capital deficit of $937,578, had incurred losses since inception of $34,047,136, and have not yet received any revenue from the sale our CBD skincare products. These factors raise substantial doubt about its ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent on its ability to raise additional capital or obtain necessary debt financing. The Company is presently dependent on its controlling shareholder to provide us funding for its daily operation and expenses, including professional fees and fees charged by regulators, although he is under no obligation to do so.

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

Our cash and cash equivalents were $104,574 on March 31, 2017, compared to $108,220 on March 31, 2016. We met our liquidity needs through the issuance of our common stock, preferred stock, and notes payable for cash and from the revenue derived from our oil and gas operations.

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

Operating activities

Net cash used by operating activities for the year ended March 31, 2017 was $103,646, compared to $348,922 used in the year ended March 31, 2016.

The Company had a net loss of $243,193 for the year ended March 31, 2017, compared to a net loss of $2,503,934 for the year ended March 31, 2016.

Investing activities

We did not receive any note payments for the year ended March 31, 2017. We received note repayments of $1,429 during the year ended March 31, 2016.

Financing activities

Our financing activities for the year ended March 31, 2017 provided cash of $100,000 as compared to $320,000 for the year ended March 31, 2016. We plan to raise additional capital during the coming fiscal year.  Cash generated by financing activities consisted of $100,000 from the issuance of AFS Series A Preferred Stock.

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

Recently enacted accounting standards

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers, which was subsequently modified in August 2015 by ASU No. 2015-14, Revenue from Contracts with Customers: Deferral of the Effective Date. The core principle of ASU No. 2014-09 is that companies should recognize revenue when the transfer of promised goods or services to customers occurs in an amount that reflects what the company expects to receive. It requires additional disclosures to describe the nature, amount, timing and uncertainty of revenue and cash flows from contracts with customers. In 2016, the FASB issued additional ASUs that clarify the implementation guidance on principal versus agent considerations (ASU 2016-08), on identifying performance obligations and licensing (ASU 2016-10), and on narrow-scope improvements and practical expedients (ASU 2016-12) as well as on the revenue recognition criteria and other technical corrections (ASU 2016-20). These new standards will identify performance obligations and narrow aspects on achieving core principle. The Company is currently evaluating the impact the adoption of this guidance may have on its financial statements. The Company is an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). Under the JOBS Act, emerging growth companies (“EGCs”) can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act until such time as those standards apply to private companies. Therefore, the Company will not be subject to the same new or revised accounting standards as public companies that are not EGCs. The Company anticipates adopting this new guidance on January 1, 2019 with the modified retrospective approach and plans on giving additional updates on its progress and further conclusions.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, which requires that equity investments, except for those accounted for under the equity method or those that result in consolidation of the investee, be measured at fair value, with subsequent changes in fair value recognized in net income. However, an entity may choose to measure equity investments that do not have readily determinable fair values at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. It also impacts the presentation and disclosure requirements for financial instruments. It is effective for public business entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2017, while for EGCs the amendment will become effective for fiscal years beginning after December 15, 2018. Early adoption is permitted only for certain provisions. The Company is in the process of evaluating the impact of adoption of this guidance on the Company’s consolidated financial statements and will adopt this guidance since January 1, 2019.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Material Commitments

We have no material commitments during the next twelve (12) months.

Purchase of Significant Equipment

During the twelve months ended March 31, 2017 and March 31, 2016, we used $0 for the purchase of equipment.

ITEM 8.   FINANCIAL STATEMENTS.

Our audited Financial Statements begin on page F-1.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Management’s Annual Report on Internal Control over Financing Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934). Management has assessed the effectiveness of our internal control over financial reporting under COSO Framework 2013 as of March 31, 2017 based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management concluded that, as of March 31, 2017, our internal control over financial reporting was not effective. The material weaknesses identified related to (i) lack of segregation of duties due to a lack of accounting staff; (ii) a lack of sufficient documented financial closing policies and procedures; and (iii) a lack of independent directors and an audit committee.

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

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our Directors and Executive Officers are shown below:

Name	Age	Position
Kent Rodriguez	57	Chief Executive Officer, President, Secretary, and Principal Financial Officer
Jill Allison	54	Director
Douglas Barton	77	Director
Rene Haeusler	62	Director

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

The Company's Directors will serve in such capacity until the next annual meeting of the Company's shareholders and until their successors have been elected and qualified. There are no family relationships among the Company's officers and directors, nor are there any arrangements or understanding between any of the directors or officers of the Company or any other person pursuant to which any officer or director was or is to be selected as an officer or director. The Directors took action two (2) times by written consent during the fiscal year ended March 31, 2017.

In 2009, the Board of Directors established a Compensation Committee. It is currently comprised of Messrs. Barton and Häusler. The Compensation Committee held one (1) meeting in fiscal 2017.

In May 2009, the Board of Directors established an Audit Committee. It is currently comprised of Messrs. Barton and Häusler.  The Audit Committee held one (1) meeting in fiscal 2017.

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

ITEM 11.  EXECUTIVE COMPENSATION

The following table sets forth information concerning the compensation for services in all capacities rendered to us for the year ended March 31, 2017, of our Chief Executive Officer and our other executive officers.  We did not have any corporate officers whose annual compensation exceeded $100,000 in the fiscal year ended March 31, 2017.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($) (2)	Total ($)
Kent Rodriguez	2017	$48,000	$—	$—	$—	$—	$—	$40,000	$88,000	(2)(1)
CEO and President	2016	$48,000	$—	$—	$—	$—	$—	$40,000	$88,000	(2)(1)
	2015	$48,000	$—	$—	$—	$—	$—	$40,000	$88,000	(2)(1)

(1)Mr. Rodriguez owns the 100 shares of Preferred Stock outstanding. These shares pay an 8% dividend. We paid Mr. Rodriguez $1,000 in 2017 and $35,500 in 2016. The balance due Mr. Rodriguez as of March 31, 2017 is $76,450.

(2)In 2017, Mr. Rodriguez was under an employment agreement dated April 1, 2015 that expires on March 31, 2019, pursuant to which he was compensated at an annual rate of $48,000. The Company extended the agreement for another year. During the fiscal year ended March 31, 2017, we paid Mr. Rodriguez $35,700, and accrued $49,800. During the fiscal year ended March 31, 2016, we paid Mr. Rodriguez $50,457 and accrued $49,202, The balance due Mr. Rodriguez as of March 31, 2017 is $219,562.

Outstanding Equity Awards at Fiscal Year-End as of March 31, 2017

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
None	—	—	—	—	—	—	—	—	—

 Director Compensation

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Kent Rodriguez	$—	$—	$—	$—	$—	$—	$—
Jill Allison	$—	$—	$—	$—	$—	$—	$—
Douglas Barton	$—	$—	$—	$—	$—	$—	$—
Rene Häusler	$—	$—	$—	$—	$—	$—	$—

EMPLOYMENT AGREEMENTS

The Company has an employment agreement with its President.  The employment agreement provides for salaries and benefits.  In addition to salary and benefits provisions, the agreement includes defined commitments should the employer terminate the employee with or without cause.

KENT RODRIGUEZ

In 2017, Mr. Rodriguez was under an employment agreement dated April 1, 2015 that expires on March 31, 2019, pursuant to which he was compensated at an annual rate of $48,000. We extended this agreement for another year.  During the fiscal year ended March 31, 2017, we paid Mr. Rodriguez $35,700, and accrued $49,800.  During the fiscal year ended March 31, 2016, we paid Mr. Rodriguez $50,457, and accrued $49,202. The balance due to Mr. Rodriguez as of March 31, 2017 is $219,562.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding ownership of our Common Stock as of March 31, 2017 by (i) each person known by us to be the beneficial owner of more than five (5%) percent of our outstanding Common Stock; (ii) each director of our Company; and (iii) all executive officers and directors of our Company as a group. As of March 31, 2017, we had a total of 18,198,062 common shares issued and outstanding.

Name of Beneficial Owner	Amount of and Nature Beneficial ownership	% of Outstanding Common stock
Kent Rodriguez (1)
310 Fourth Avenue South, Suite 7000
Minneapolis, MN 55415	12,136,408	40.02%
Douglas Barton
310 Fourth Avenue South, Suite 7000
Minneapolis, MN 55415	160,667	0.88%
Jill Allison
310 Fourth Avenue South, Suite 7000
Minneapolis, MN 55415	160,000	0.88%
Rene Häusler (2)
310 Fourth Avenue South, Suite 7000
Minneapolis, MN 55415	293,665	1.61%
IP Technology Exchange, Inc. (3)
3802 Spectrum Blvd, Suite 128E
Tampa, FL 33612	1,920,000	10.55%
Recon Technology, Inc
9 Fulin Road
Bejing, 100107 China	2,800,000	15.39%
CEDE & Co.
P.O. Box 222
Bowling Green Station
New York, NY 10274	4,967,508	27.30%

(1)	Includes 12,132,041 shares of Common Stock issuable upon the conversion of 100 shares of Series A Preferred Stock.
(2)	Includes 46,501 shares owned by L’Avenir Finanz an affiliate of Mr. Häusler
(3)	These shares were cancelled in March 2018.

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

During the twelve months ended March 31, 2017 and 2016, the Company incurred $40,000 respectively in Series A preferred stock dividends, and paid $1,000 and $35,500 for the twelve months ended March 31, 2017 and 2016 respectively. As of March 31, 2017 and 2016, the accrued balance due Mr. Rodriguez was $76,450 and $37,450 respectively. The liquidation preference as of March 31, 2017 and March 31, 2016 was $576,450 or $5,764.50 per share and $537,450 or $5,374.50 per share.

Employment Agreements

KENT RODRIGUEZ

In 2017, Mr. Rodriguez was under an employment agreement dated April 1, 2015 that expires on March 31, 2019, pursuant to which he was compensated at an annual rate of $48,000.   During the fiscal year ended March 31, 2017, we paid Mr. Rodriguez $35,700, and accrued $49,800.  During the fiscal year ending March 31, 2016, we paid Mr. Rodriguez $50,457, and accrued $49,202. The balance due Mr. Rodriguez as of March 31, 2017 is $219,562.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

1. AUDIT FEES.

Our audit fees for the years ended March 31, 2017 and 2016 were as follows:

2017	2016
$	$32,500

2. TAX FEES.

Our tax return fees for the years ended March 31, 2017 and 2016 were as follows:

2017	2016
$—	$—

3. ALL OTHER FEES.

2017	2016
$—	$—

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibit Number	Description
3.1	Restated Articles of Incorporation (Incorporated by reference to Exhibit 3.1 to Registration Statement on Form SB-2, Registration No. 33-74240C).*
3.2	Restated Bylaws (Incorporated by reference to Exhibit 3.2 to Registration Statement on Form SB-2, Registration No. 33-74240C). *
3.3	Articles of Incorporation for the State of Nevada. (Incorporated by reference to Exhibit 2.2 to Form 10-KSB filed February 2000) *
3.4	Articles of Merger for the Colorado Corporation and the Nevada Corporation (Incorporated by reference to Exhibit 3.4 to Form 10-KSB filed February 2000) *
3.5	Bylaws of the Nevada Corporation (Incorporated by reference to Exhibit 3.5 to Form 10-KSB filed February 2000) *
4.1	Specimen of Common Stock (Incorporated by reference to Exhibit to Registration Statement on Form SB-2, Registration No. 33-74240C).*
10.1	Employment Agreement between the Company and Kent Rodriguez dated April 1, 2011 *
10.2	Promissory Note between the Company and Peter Messerli dated January 6, 2011, in the amount of $200.000 *
10.3	Promissory Note between the Company and Maerki Baumann & Company AG dated January 11, 2011, in the amount of $250,000*
10.4	Promissory Note between the Company and Maerki Baumann & Company AG dated January 27, 2012, in the amount of $200,000*
10.5	Certificate of Designation Series B Preferred Stock*
10.6	Certificate of Designation AFS Series A Preferred Stock*
10.7	Promissory Note between the Company and Carebourn Capital, LLC dated January 29, 2018 in the amount of $230,000*
31.1	Certification
32.1	Certification

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

Date: January 11, 2019	By:	/s/ Kent Rodriguez
Kent Rodriguez
Chief Executive Officer, President, Secretary and Principal Financial Officer

Date: January 11, 2019	By:	/s/ Jill Allison
Jill Allison
Director

Date: January 11, 2019	By:	/s/ Douglas Barton
Douglas Barton
Director

Date: January 11, 2019	By:	/s/ Rene Häusler
Rene Häusler
Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Groove Botanicals Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Groove Botanicals Inc. (formerly known as Avalon Oil & Gas, Inc.) (the “Company”) as of March 31, 2017 and 2016, the related consolidated statements of operations, changes in equity and cash flows for each of the two years in the period ended March 31, 2017, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2017 and 2016, and the results of its operations and its cash flows for each of the two years in the period ended March 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

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

New York, New York

January 11, 2019

F-1

Groove Botanicals, Inc.
Consolidated Balance Sheets (Continued)

	March 31, 2017	March 31, 2016
Assets

Current Assets:
Cash and cash equivalents	$104,574	$108,220
Total current assets	104,574	108,220
Property and equipment, net	9,061	13,592
Unproven oil & gas properties	177,000	177,000
Producing oil & gas properties, net	34,585	74,816
Total Assets	$325,220	$373,628

Liabilities and Equity

Current Liabilities:
Accounts payable and accrued liabilities	$208,459	$194,691
Accrued payroll - related parties	219,562	205,462
Dividends payable	357,563	168,038
Dividends payable - related parties	76,450	37,450
Accrued liabilities to joint interest	10,918	9,965
Notes payable - related party	20,000	20,000
Notes payable, net of discount	149,200	149,200
Total current liabilities	1,042,152	784,806
Accrued asset retirement obligation (ARO) liability	150,306	136,642
Total Liabilities	1,192,458	921,448

Commitments and contingencies

Equity
Preferred stock, Series A, $.10 par value, 1,000,000 shares authorized; 100 shares issued and outstanding stated at redemption value, as of March 31, 2017 and and March 31, 2016, respectively, liquidation preference of $576,450 And $537,450	10	10
Preferred stock, Series B, $.10 par value, 2,000 shares authorized; 1,983 and 1,983 shares issued and outstanding stated at redemption value as of March 31, 2017 and and March 31, 2016, respectively, liquidation preference of $2,326,526 and $1,983,000	198	198
Common stock, $.001 par value: 200,000,000 shares authorized 18,198,062 and 18,198,062 shares issued and outstanding at March 31, 2017 and March 31, 2016, respectively	18,198	18,198
Additional paid in capital	32,993,499	32,993,499
Accumulated deficit	(34,012,256)	(33,610,746)
Total stockholders' deficit	(1,000,351)	(598,841)
Non-controlling interest	133,113	51,021
Total deficit	(867,238)	(547,820)
Total Liabilities and Equity	$325,220	$373,628

The accompanying notes are an integral part of these financial statements.

Groove Botanicals, Inc.
Consolidated Statements of Operations

	For the year ended	For the year ended
	March 31, 2017	March 31, 2016
Oil & Gas Sales	$57,021	$52,933

Operating expenses:
Lease operating expense, severance taxes	51,996	50,763
Selling, general and administrative expenses	183,774	788,836
Bad debt expense	—	58,741
Impairment expense	25,620	1,839,941
Depreciation, depletion and amortization	32,807	84,897
Total operating expenses	294,197	2,823,178
Operating loss	(237,176)	(2,770,245)

Other income (expense):
Gain on settlement of debt	—	283,014
Other miscellaneous income	5,489	—
Interest expense, net	(11,506)	(16,703)
Total other income (expense)	(6,017)	266,311
Loss before income tax	(243,193)	(2,503,934)

Provision for income taxes	—	—

Net loss	(243,193)	(2,503,934)

Less net loss attributable to noncontrolling interests	8,410	99

Net loss attributable to the Company	$(234,783)	$(2,503,835)

Preferred stock dividends	$(229,525)	$(208,038)

Net loss attributable to common shareholders	$(464,308)	$(2,711,873)

Net loss per share - basic & diluted	$(0.026)	$(0.154)

Weighted average shares outstanding - basic & diluted	18,198,062	17,620,117

The accompanying notes are an integral part of these financial statements.

Groove Botanicals, Inc.
Consolidated Statements of Cash Flows

	For the year ended	For the year ended
	March 31, 2017	March 31, 2016
Cash flows from operating activities:
Net loss	$(243,193)	$(2,503,934)
Adjustments to reconcile net loss to net cash used
in operating activities:
Non-cash consulting services	—	433,946
Preferred stock issued for services services	53,300	—
Provision for allowance for doubtful accounts	—	58,741
(Gain) on extinguishment of debt	—	(283,014)
Impairment of assets	25,620	1,839,941
Depreciation, depletion, and amortization	32,807	84,897
Net change in operating assets and liabilities:
Accounts receivable	—	4,603
Accounts payable and other accrued expenses	13,720	21,753
Accounts payable - related party	14,100	(5,855)
Net cash used in operating activities	(103,646)	(348,922)

Cash flows from investing activities:
Principle payments received on notes receivable	—	1,429

Net cash provided by investing activities	—	1,429

Cash flows from financing activities:
Payments on notes payable	—	(10,000)
Preferred stock B issued for cash	100,000	330,000

Net cash provided by financing activities	100,000	320,000

The accompanying notes are an integral part of these financial statements.

Groove Botanicals, Inc.
Consolidated Statements of Cash Flows (Continued)

	For the year ended	For the year ended
	March 31, 2017	March 31, 2016
Net decrease in cash and cash equivalents	(3,646)	(27,493)
Cash and cash equivalents at beginning of year	108,220	135,713
Cash and cash equivalents at end of year	$104,574	$108,220

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$—	$—
Taxes	$—	$—

Common stock issued in exchange for consulting services	$3,300	$12,000
Common stock issued for conversion of note payable, accrued interest, and assumption of debt	$—	$28,000
Gain (Loss) on extinguishment of debt	$—	$283,014
Preferred stock issued in exchange for consulting services	$50,000	$—
Preferred stock issued for conversion of note payable, accrued interest, and assumption of debt	$—	$25,000

The accompanying notes are an integral part of these financial statements.

GROOVE BOTANCALS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

	Preferred Stock, Series A		Preferred Stock, Series B		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Retained (Deficit)	Non-Controlling Interest	Equity
Balance at March 31, 2015	100	$10	1,625	$163	16,548,062	$16,548	$32,572,304	$(30,898,873)	$—	$1,690,152
Preferred shares issued in exchange for notes payable			25	2			24,998			25,000
Preferred stock issued for cash			280	28			279,972			280,000
Preferred stock issued for cash (AFS Holdings, Inc.)			—	—			—		50,000	50,000
Preferred stock issued in exchange for consulting services			53	5			52,995			53,000
Common stock issued to pay accounts payable					650,000	650	25,350			26,000
Common stock issued for consulting services					300,000	300	11,700			12,000
Common stock issued in exchange for notes payable					700,000	700	27,300			28,000
Common stock issued in exchange for dividends payable
Non-controlling interest							(1,120)		1,120	—
Preferred Dividends								(208,038)		(208,038)
Net loss	—							(2,503,835)	(99)	$(2,503,934)
Balance at March 31, 2016	100	$10	1,983	$198	18,198,062	$18,198	$32,993,499	$(33,610,746)	$51,021	$(547,820)
Preferred stock issued for cash (AFS Holdings, Inc.)									100,000	100,000
Preferred stock issued for consulting service (AFS Holdings, Inc.)									50,000	50,000
Common stock issued for consulting service (AFS Holdings, Inc.)									3,300	3,300
Preferred Dividends								(166,727)	(62,798)	(229,525)
Net loss	—							(234,783)	(8,410)	$(243,193)
Balance at March 31, 2017	100	$10	1,983	$198	18,198,062	$18,198	$32,993,499	$(34,012,256)	$133,113	$(867,238)

The accompanying notes are an integral part of these financial statements.

GROOVE BOTANICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MARCH 31, 2017 AND 2016

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

FOR THE YEARS ENDED MARCH 31, 2017 AND 2016

Principles of consolidation

The consolidated financial statements include the accounts of the Company and the Company’s subsidiary’s Oiltek, Inc., AFS Holdings, Inc., and Weyer Partners, LLC.  All significant inter-company items have been eliminated in consolidation.

Going Concern

The Company has minimal revenues from our remaining oil and gas assets. We are in need of additional cash resources to maintain our operations. As of March 31, 2017, the Company had a working capital deficit of $937,578, had incurred losses since inception of $34,047,136, and have not yet received any revenue from the sale our CBD skincare products. These factors raise substantial doubt about its ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent on its ability to raise additional capital or obtain necessary debt financing. The Company is presently dependent on its controlling shareholder to provide us funding for its daily operation and expenses, including professional fee and fees charged by regulators, although he is under no obligation to do so.

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

Our cash and cash equivalents were $104,574 on March 31, 2017, compared to $108,220 on March 31, 2016. We met our liquidity needs through the issuance of our common stock, preferred stock, and notes payable for cash and from the revenue derived from our oil and gas operations.

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

Reclassifications

Certain prior year amounts have been reclassified to conform with current year presentation, specifically the classification of asset retirement obligation accretion and depreciation expenses which were included in Lease operating expense, severance taxes as of March 31, 2016 and in depreciation, depletion and amortization as of March 31, 2017.

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

FOR THE YEARS ENDED MARCH 31, 2017 AND 2016

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

Oil and Natural Gas Properties

The Company follows the full cost method of accounting for natural gas and oil properties.  Under the full cost concept, all costs incurred in acquiring, exploring, and developing properties cost center are capitalized when incurred and are amortized as mineral reserves in the cost center are produced, subject to a limitation that the capitalized costs not exceed the value of those reserves.  The unamortized costs relating to a property that is surrendered, abandoned, or otherwise disposed of are accounted for as an adjustment of accumulated amortization, rather than as a gain or loss that enters into the determination of net income, until all of the properties constituting the amortization base are disposed of, at which point gain or loss is recognized. The Company capitalizes all internal costs, including: salaries and related fringe benefits of employees directly engaged in the acquisition, exploration and development of natural gas and oil properties, as well as other identifiable general and administrative costs associated with such activities. During the years ended March 31, 2017 and March 31, 2016 no acquisition costs were capitalized.   Oil and natural gas properties are reviewed for recoverability at least annually or when events or changes in circumstances indicate that its carrying value may exceed future undiscounted cash inflows. Under the full cost method of accounting, a ceiling test is performed on a quarterly basis. The full cost ceiling test is an impairment test prescribed by SEC Regulation S-X Rule 4-10. The ceiling test determines a limit on the book value of oil and natural gas properties. The capitalized costs of proved oil and natural gas properties, net of accumulated depletion in the Company’s Consolidated Balance Sheets, may not exceed the estimated future net cash flows from proved oil and natural gas reserves, excluding future cash outflows associated with settling asset retirement obligations that have been accrued in the Company’s Consolidated Balance Sheets, using the unweighted average first day of the month commodity sales prices for the previous twelve months (adjusted for quality and basis differentials), held constant for the life of production, discounted at 10%, plus the cost of unevaluated properties and major development projects excluded from the costs being amortized. If capitalized costs exceed this limit, the excess is charged to expense. As of March 31, 2017 and 2016, the Company impaired $128,462 in Proven Oil and Gas Properties and $1,690,183 in Unproven Oil and Gas Properties.

GROOVE BOTANICAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MARCH 31, 2017 AND 2016

Property and Equipment

Other property and equipment is reviewed on an annual basis for impairment and as of March 31, 2017 the Company had not identified any such impairment.  Repairs and maintenance are charged to operations when incurred and improvements and renewals are capitalized.

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

The Company impaired $21,292 for the year ended March 31, 2016.  There were noimpairment loss for the fiscal year ended March 31, 2017.

Should the sum of the expected cash flows be less than the carrying amount of assets being evaluated, an impairment loss would be recognized. The impairment loss would be calculated as the amount by which the carrying amount of the assets, exceed fair value. Estimated amortization of intangible assets over the next five years is as follows:

March 31,
2017 and thereafter	$—

GROOVE BOTANICAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MARCH 31, 2017 AND 2016

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

FOR THE YEARS ENDED MARCH 31, 2017 AND 2016

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

Recent Accounting Standards

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers, which was subsequently modified in August 2015 by ASU No. 2015-14, Revenue from Contracts with Customers: Deferral of the Effective Date. The core principle of ASU No. 2014-09 is that companies should recognize revenue when the transfer of promised goods or services to customers occurs in an amount that reflects what the company expects to receive. It requires additional disclosures to describe the nature, amount, timing and uncertainty of revenue and cash flows from contracts with customers. In 2016, the FASB issued additional ASUs that clarify the implementation guidance on principal versus agent considerations (ASU 2016-08), on identifying performance obligations and licensing (ASU 2016-10), and on narrow-scope improvements and practical expedients (ASU 2016-12) as well as on the revenue recognition criteria and other technical corrections (ASU 2016-20). These new standards will identify performance obligations and narrow aspects on achieving core principle. The Company is currently evaluating the impact the adoption of this guidance may have on its financial statements. The Company is an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). Under the JOBS Act, emerging growth companies (“EGCs”) can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act until such time as those standards apply to private companies. Therefore, the Company will not be subject to the same new or revised accounting standards as public companies that are not EGCs. The Company anticipates adopting this new guidance on January 1, 2019 with the modified retrospective approach and plans on giving additional updates on its progress and further conclusions.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, which requires that equity investments, except for those accounted for under the equity method or those that result in consolidation of the investee, be measured at fair value, with subsequent changes in fair value recognized in net income. However, an entity may choose to measure equity investments that do not have readily determinable fair values at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. It also impacts the presentation and disclosure requirements for financial instruments. It is effective for public business entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2017, while for EGCs the amendment will become effective for fiscal years beginning after December 15, 2018. Early adoption is permitted only for certain provisions. The Company is in the process of evaluating the impact of adoption of this guidance on the Company’s consolidated financial statements and will adopt this guidance since January 1, 2019.

GROOVE BOTANICAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MARCH 31, 2017 AND 2016

NOTE 2:   RECEIVABLE FROM JOINT INTERESTS

The Company is the operator of certain wells acquired in the Expanded Bedford Agreement.  Pursuant to a joint interest operating agreement (the “Joint Interest Agreement”), the Company charges the other owners of the Grace Wells for their pro-rata share of operating and workover expenses.  These receivables are carried on the Company’s balance sheet as Receivable from Joint Interests. At March 31, 2016 and March 31, 2017 the amount of these receivables is $153,209. During the year ended March 31, 2016 and March 31, 2017, the Company deemed the collectability of the receivable from joint interests in the amount of $153,209, as unlikely.

NOTE 3:  DEPOSITS AND PREPAID EXPENSES

During the years ended March 31, 2017 and 2016 the Company advanced $- 0- toward the purchase of properties.

We wrote off $279,400 in deposits of $279,400 on March 31, 2016.

During the year ended March 31, 2015 the Company incurred prepaid consulting fees in the amount of $100,000 which was being amortized over 36 months. In November 2015 the Company incurred prepaid consulting fees to Rene Haeusler, a director of the company, in the amount of $50,000 which is being amortized over 48 months. Amortization through March 31, 2016 was $37,131.

We wrote off the remaining balance of our prepaid consulting fees in the on March 31, 2016.

	March 31, 2017	March 31, 2016
Deposits on wells	$—	$279,400
Prepaid consulting fees	—	150,000
	—	429,400

Less: Accumulated Amortization on Prepaid Consulting Fees	—	(37.131)
Less: Impairment of Well Deposits and Consulting Fees	—	(392,269)
	$—	$—

NOTE 4: PROPERTY AND EQUIPMENT

A summary of property and equipment at March 31, 2017 and 2016 is as follows:

	March 31, 2017	March 31, 2016
Office Equipment	$41,778	$41,778
Vehicles	22,657	22,657
	64,435	64,435
Less: Accumulated depreciation	(55,374)	(50,843)
Total	$9,061	$13,592

Depreciation expense for the years ended March 31, 2017 and 2016 was $4,531 and $4,532 respectively.

GROOVE BOTANICAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MARCH 31, 2017 AND 2016

NOTE 5: INTELLECTUAL PROPERTY RIGHTS

A summary of the intellectual property rights at March 31, 2017 and 2016, are as follows:

	March 31, 2017	March 31, 2016
Intelli-well	$—	$425,850
Less: accumulated amortization	—	(404,558)
Less: impairment	—	$(21,292)
Total	$—	$0

Amortization expense for the years ended March 31, 2016 $31,938. We impaired the remaining $21,292 for the year ended March 31, 2016.

GROOVE BOTANICAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MARCH 31, 2017 AND 2016

NOTE 6: OIL AND GAS PROPERTY ACTIVITY

Producing oil and gas properties consist of the following:

	March 31, 2017	March 31, 2016
Lincoln County, Oklahoma	$111,402	$111,402
Lipscomb County, Texas	250,082	250,082
Miller County, Arkansas	139,909	139,909
Ward Petroleum Assets	290,500	290,500
Kensington Energy Assets	120,000	120,000
Other Properties	325,185	325,185
Total Properties	1,237,078	1,237,078

Asset retirement cost, net	31,884	34,870
Property impairments	(635,154)	(609,534)
Less: Depletion	(599,223)	(587,508)
Net	$34,585	$74,816

For the year ended March 31, 2017 and 2016, depletion per Bbl was $4.95 and $6.85 respectively.

GROOVE BOTANICAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MARCH 31, 2017 AND 2016

NOTE 7: ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consisted of the following:

	March 31, 2017	March 31, 2016
Accounts payable	$132,746	$130,747
Accrued interest	75,713	63,944
Total	$208,459	$194,691

NOTE 8: NOTES PAYABLE

	March 31, 2017	March 31, 2016
On May 8, 2006, the Company entered into a convertible note payable agreement with a shareholder in the amount of $100,000. The note carries an interest rate of 10% per annum and matures of November 8, 2006. The note holder has the right to convert the note and accrued interest at a rate of $0.01 per share. The value of this conversion feature was treated as a loan discount for the full $100,000 of the loan and was amortized to interest expense over the life of the loan. During the year ended March 31, 2016, the Company issued 700,000 shares of common stock for the conversion of $100 of principal. Interest in the amount of of $170 and $175 were accrued on this note during the year ended March 31, 2017 and 2016, respectively. The maturity of this note has been extended until April 1, 2018. The outstanding principal balance and all outstanding interest was converted into 500,000 shares on June 15, 2018.	$1,700	$1,700
On November 11, 2008, the Company issued a convertible promissory note to an investor in the amount of $50,000. The current balance of the note is $30,000. The note carries an interest rate of 10% per annum and a maturity date of October 1, 2009. The note holder has the right to convert the note and accrued interest into shares of the Company’s common stock at a rate of $3.00 per share. The discount is being amortized to interest expense over the life of the note via the effective interest method. Interest in the amount of $3,000 and $3,000 was accrued on this note during the year ended March 31, 2015 and 2014, respectively. Accrued interest was $20,884 and $17,884 respectively at March 31, 2017 and 2016. This remaining balance of $30,000 on this promissory note and the promissory note issued in the amount of $50,000 on January 27, 2009 and accrued interest, was settled on March 9, 2018 for $2,500 plus the issuance of 600,000 shares of Common Stock	30,000	30,000
On January 27, 2009, the Company issued a promissory note to an investor in the amount of $50,000. The note carries an interest rate of 10% per annum and matures on December 15, 2009. In addition to the note payable, the Company issued 1,000,000 shares of common stock to the note holder. The shares are considered a discount to the note payable. The shares are value using the closing market price on the date the note was signed and have a value of $25,000. The discount will be amortized over the life of the note via the effective interest method. Accrued interest was $40,877 and $35,877 at March 31, 2017 and 2016 respectively. This note and the promissory note issued in the amount of $50,000 on November 11, 2008, with a remaining balance of $30,000 plus accrued interest was settled on March 9, 2018 for $2,500 plus the issuance of 600,000 shares of Common Stock.	50,000	50,000
On November 28, 2006, Oiltek, of which the Company has a majority interest in, issued a convertible note payable in the amount of $2,500. This note bears interest at a rate of 8% per annum and matures on October 1, 2007. The principal amount of the note and accrued interest are convertible into shares of the Company’s common stock at a price of $0.01 per share. A beneficial conversion feature in the amount of $2,500 was recorded as a discount to the note and was amortized to interest expense during the period ended December 31, 2006. Interest in the amount of $200 and $200 was accrued on this note during the twelve months ended March 31, 2017 and 2016, respectively. The maturity date of this note has been extended until Apri1 1, 2018. The outstanding principal balance and all accrued interest was converted into 950,000 shares on April 19, 2018.	2,500	2,500
On November 28, 2006, Oiltek, of which the Company has a majority interest in, issued a convertible note payable in the amount of $5,000. This note bears interest at a rate of 8% per annum and matured on October 1, 2007. The principal amount of the note and accrued interest are convertible into shares of the Company’s common stock at a price of $0.01 per share. A beneficial conversion feature in the amount of $5,000 was recorded as a discount to the note and was amortized to interest expense during the period ended December 31, 2006. Interest in the amount of $400 and $400 was accrued on this note during the twelve months ended March 31, 2017 and 2016, respectively. The maturity date of this note has been extended until Apri1 1, 2018. The outstanding principal balance and all accrued interest was converted into 400,000 shares on April 19, 2018.	5,000	5,000
On September 29, 2014, the Company issued two promissory notes note payable in the total amount of $60,000. These notes bear interest at a rate of 5% per annum, matured on January 1, 2014, and were extended until December 1, 2016. Accrued interest as of March 31, 2016 and March 31, 2017 was $4,512 and 7,512. The principal and accrued interest on these notes were settled in March 2018 for $5,000.	60,000	60,000
Total outstanding	$149,200	$149,200

GROOVE BOTANICAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MARCH 31, 2017 AND 2016

	Note	Unamortized	Net of
March 31, 2017:	Amount	Discounts	Discount
Notes payable – long-term portion	$—	$—	$—
Notes payable – current portion	149,200	—	149,200
Total	$149,200	$—	$149,200

	Note	Unamortized	Net of
March 31, 2016:	Amount	Discounts	Discount
Notes payable – long-term portion	$149,200	$—	$149,200
Notes payable – current portion	—	—	—
Total	$149,200	$—	$149,200

Minimum future principal payments under the note payable are due as follows during the year ended March 31:

2018	$149,200

GROOVE BOTANICAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MARCH 31, 2017 AND 2016

NOTE 9: RELATED PARTY TRANSACTIONS

During the fiscal year ended March 31, 2017 and 2016, the president advanced the Company $0 and $0, respectively. The balance as of March 31, 2017 and 2016 were $20,000 and $20,000, respectively.

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

During the years ended March 31, 2016 and March 31, 2017, the Company incurred $40,000 in Series A preferred stock dividends, and paid $1,000 and $35,500 for years ended March 31, 2017 and March 31, 2016, respectively. As of March 31, 2017 and March 31, 2016, the accrued balance due Mr. Rodriguez was $76,450 and $37,450 respectively. The liquidation preference as of March 31, 2016 and March 31, 2017 was $576,450 and $537,450 or $5,764.50 and $5,374.50 per share respectively.

Employment Agreements

KENT RODRIGUEZ

During the years ended March 31, 2017 and 2016, the Company charged to operations the amount of $49,800 and $49,202 in annual salary for Mr. Rodriguez, of which $35,700 and $50,457 was paid to him during the years ended March 31, 2017 and 2016, respectively.  As of March 31, 2017 and 2016, the balances of accrued and unpaid salaries were $219,562 and $205,462.

In March, 2013, our Board of Directors authorized the issuance of 2,000 shares of Series B Preferred Stock, par value $0.10 per share (the "Series B Preferred Stock").  The face amount of share of the Series B Preferred Stock is $1,000.  As of March 31, 2017 and 2016, the Company has 1,983 and 1,983 shares of Series B preferred stock respectively issued and outstanding. The liquidation preference as of March 31, 2017 was $2,326,526 or $1,173.24 per share.

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

GROOVE BOTANICAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MARCH 31, 2017 AND 2016

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Included in deferred tax assets are Federal and State net operating loss carryforwards of $34,047,136 which will expire beginning in 2029.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon our cumulative losses through March 31, 2017, we have provided a valuation allowance reducing the net realizable benefits of these deductible differences to $0 at March 31, 2017.  The amount of the deferred tax asset considered realizable could change in the near term if projected future taxable income is realized.  Due to significant changes in the Company's ownership, the Company's future use of its existing net operating losses may be limited.

Deferred income taxes arise from the temporary differences between financial statement and income tax recognition of net operating losses. These loss carryovers are limited under the Internal Revenue Code should a significant change in ownership occur.

	March 31, 2017		March 31, 2016
	Temporary Difference	Tax Effect	Temporary Difference	Tax Effect
Deferred tax assets:
Net operating (loss) income	243,193	100,852	2,503,934	1,038,381
Valuation allowance	(243,193)	(100,852)	(2,503,934)	(1,038,381)
Total deferred tax asset	—	—	—	—
Net deferred tax asset	—	—	—	—

Deferred income taxes arise from the temporary differences between financial statement and income tax recognition of net operating losses. These loss carryovers are limited under the Internal Revenue Code should a significant change in ownership occur.

At March 31, 2017 and March 31, 2016, the Company had approximately $34,047,136 and income of $33,610,746 respectively, in unused federal net operating loss carryforwards, which begin to expire principally in the year 2029. A deferred tax asset at each date of approximately $14,119,347 and $13,938,376 resulting from the loss carryforwards has been offset by a 100% valuation allowance. The change in the valuation allowance for the period ended March 31, 2017 and 2016 was approximately $180,971 and $336,107.

	March 31,
	2017	2016
U.S. Federal statutory graduated rate	35.00%	35.00%
State income tax rate, net of federal benefit	6.47%	6.47%
Net rate	41.47%	41.47%
Net operating loss used	0.00%	0.00%
Net operating loss for which no tax benefits is currently available	(41.47)%	(41.47)%
	0.00%	0.00%

NOTE 11: STOCKHOLDERS’ EQUITY

Preferred Stock

Series A Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock, par value $0.10 per share.  As of March 31, 2017 and 2016, the Company has 100 shares of Series A preferred stock issued and outstanding.

During the twelve months ended March 31, 2017 and 2016, the Company incurred $40,000 respectively in Series A preferred stock dividends, and paid $1,000 and $35,500 for the twelve months ended March 31, 2017 and 2016 respectively. As of March 31, 2016 and 2015, the accrued balance due Mr. Rodriguez was $76,450 and $37,450 respectively. The liquidation preference as of March 31, 2017 and March 31, 2016 was $576,450 or $5,764.50 per share and $537,450 or $5,374.50 per share.

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

GROOVE BOTANICAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MARCH 31, 2017 AND 2016

Series B Preferred Stock

In March, 2013, our Board of Directors authorized the issuance of 2,000 shares of Series B Preferred Stock, par value $0.10 per share (the "Series B Preferred Stock").  The face amount of share of the Series B Preferred Stock is $1,000.  As of March 31, 2017 and 2016, the Company has 1,983 and 1,983 shares of Series B preferred stock respectively issued and outstanding.  The liquidation preference as of March 31, 2017 and 2016 were $2,326,526 or $1,173.24 per share and 1,983,000 or $1,000.00 per share, respectively.

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

Series B Preferred Stock Issuances during the year ended March 31, 2017:

We did not issue any Series B Preferred Shares during the year ended March 31, 2017.

In March 2018 we issued 2,015000 Shares of Common Stock for all accrued interest as of March 31, 2018, on the outstanding 1,625 shares of our Series B Preferred Stock.

During the twelve months ended March 31, 2017 and 2016, the Company incurred $178,488 and $165,038 in dividends on Series B preferred stock.

Total dividends payable from both A and B preferred shares at March 31, 2017 and 2016 is $419,976 and $205,488 respectively.

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

There are currently 200 shares of AFS Series A Preferred Stock outstanding. Accrued interest as of March 31, 2017 is $14,037. As of March 31, 2017, the liquidation preference is $214,037 or $1070.19 per share.

The Holders of AFS Series A Preferred Stock do not have any voting rights and their consent is not required to take any sort of corporate action.

AFS Series A Preferred Stock Issuances during the year ended March 31, 2017:

In December 2016, the Company issued 100 shares of AFS Series A Preferred Stock for $100,000 in cash to a non-affiliated accredited investor, and 50 shares to a non affiliated accredited investor for Consulting Services.

GROOVE BOTANICAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MARCH 31, 2017 AND 2016

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

The Company has authorized 200,000,000 shares of common stock with a par value of $0.001 per share.  As of March 31, 2017 and 2016, the Company has 18,198,062 and 18,198,062 shares of common stock issued and outstanding.

The Company did not issue any Common stock during the year ended March 31, 2017.

Options

There are no stock options outstanding.

GROOVE BOTANICAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MARCH 31, 2017 AND 2016

Warrants

None

NOTE 12: TECHNOLOGY LICENSE AGREEMENTS

On December 1, 2014, the Company entered into an exclusive license agreement for anti-corrosion technology from Ronald Knight in exchange for three hundred thousand (300,000) shares of our common stock.  This license calls for an earned royalty of three percent (3.00%) on sales of licensed products and services as they may relate to corrosion prevention and maintenance of sump pumps at gasoline and diesel dispensing locations, including, but not limited to gas stations, convenience stores, trucking companies, bus companies, and any other locations where gasoline and/or diesel is dispensed. We did not have any revenue for the period ended March 31, 2015. The Company terminated this agreement on August 7, 2017.

GROOVE BOTANICAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MARCH 31, 2017 AND 2016

NOTE 13: LOSS PER SHARE

ASC 260-10-45 requires a reconciliation of the numerator and denominator of the basic and diluted earnings per share (EPS) computations. We compute basic EPS by dividing net income (loss) attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period. The calculation of income (loss) available to common stockholders and EPS is based on the underlying premise that all income after payment of dividends on preferred shares is available to and will be distributed to the common stockholders. As the Company is in a loss position during the year ended March 31, 2017 and 2016, there is no dilutive effect included. The net loss per share was $0.024 and $0.154 for March 31, 2017 and 2016.

NOTE 14: COMMITMENTS AND CONTINGENCIES

Commitments and contingencies through the date of these financial statements were issued have been considered by the Company and none were noted which were required to be disclosed.

NOTE 15: ASC 932-235-55 SUPPLEMENTAL DISCLOSURES

Net Capitalized Costs

The Company's aggregate capitalized costs related to natural gas and oil producing activities are summarized as follows:

	March 31, 2017	March 31, 2016
Natural gas and oil properties and related equipment:
Proven	$1,268,962	$1,271,858
Unproven	1,867,183	1,867,183
Accumulated depreciation, depletion, and impairment	(2,924,560)	(2,887,225)
Net capitalized costs	$211,585	$251,816

Costs Incurred

Costs incurred in natural gas and oil property acquisition, exploration and development activities that have been capitalized are summarized as follows:

	March 31, 2017	March 31, 2016
Acquisition of properties	$—	$—
Development costs	—	—
Total costs incurred	$—	$—

GROOVE BOTANICAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MARCH 31, 2017 AND 2016

Results of Operations for Natural Gas and Oil Producing Activities

The Company's results of operations from natural gas and oil producing activities are presented below for the fiscal years ended March 31, 2017 and 2016. The following table includes revenues and expenses associated directly with the Company's natural gas and oil producing activities. It does not include any interest costs and general and administrative costs and, therefore, is not necessarily indicative of the contribution to consolidated net operating results of the Company's natural gas and oil operations.

	March 31, 2017	March 31, 2016
Production revenues	$57,021	$52,933
Production costs	(54,892)	(53,659)
Depreciation and depletion expense	(32,807)	(84,897)
	$(30,678)	$(85,623)
Imputed income tax provision (1)	—	—
Results of operation for natural gas / oil producing activity	$(30,678)	$(85,623)

(1)  Concentration of customers

For the year ended March 31, 2017, four customers, Scissortail Energy, Avalon 2015-1 LP, Lexinta SA and Ward Petroleum, individually accounted for 23%, 18%, 18% and 12% of the Company’s revenues, respectively. Except for the aforementioned customers, there was no other single customer who accounted for more than 10% of the Company’s revenues for the year ended March 31, 2017.

(2)  The imputed income tax provision is hypothetical (at the statutory rate) and determined without regard to the Company's deduction for general and administrative expenses, interest costs and other income tax credits and deductions, nor whether the hypothetical tax provision will be payable.

GROOVE BOTANICAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MARCH 31, 2017 AND 2016

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

Oil - bbls
Proved reserves:
Balance as of March 31, 2014	6,883
Production	(567)
Purchase of reserves-in-place	3,414
Technical Revision	338
Economic Revision	(80)
Balance as of March 31, 2015	9,988
Production	(1,136)
Purchase of reserves-in-place	—
Technical Revisions	39
Economic Revision	(3,616)
Balance as of March 31, 2016	5,275

Production	(568)
Purchase of reserves-in-place	—
Technical Revisons	(4,200)
Balance as of March 31, 2017	507

Gas - mcf
Proved reserves:
Balance as of March 31, 2014	133,136
Production	(9,470)
Purchase of reserves-in-place	8,071
Technical Revision	17,957
Economic Revision	—
Balance as of March 31, 2015	149,694
Production	(15,744)
Purchase of reserves-in-place	—
Technical Revisions	4,270
Economic Revision	(29,387)
Balance as of March 31, 2016	108,833
Production	(10,793)
Purchase of reserves-in-place	—
Technical Revisions	(28,100)
Economic Revision	—
Balance as of March 31, 2017	69,940

GROOVE BOTANICAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MARCH 31, 2017 AND 2016

Standardized Measure of Discounted Future Net Cash Flows

The following schedule presents the standardized measure of estimated discounted future net cash flows from the Company's proved reserves for the fiscal years ended March 31, 2017 and 2016. Estimated future cash flows are based on independent reserve data. Because the standardized measure of future net cash flows was prepared using the prevailing economic conditions existing at March 31, 2017 and 2016, it should be emphasized that such conditions continually change. Accordingly, such information should not serve as a basis in making any judgment on the potential value of the Company's recoverable reserves or in estimating future results of operations.

	March 31, 2017	March 31, 2016
Future production revenue	$171,741	$428,105
Future production costs	(120,868)	(317,887)
Future development costs	—	—
Future cash flows before income taxes	50,873	110,218
Future income tax	—	—
Future net cash flows	50,873	110,218
Effect of discounting future annual cash flows at 10%	(16,288)	(35,402)
Standard measure of discounted net cash flows	$34,585	$74.816

(1)  The weighted average oil wellhead price used in computing the Company's reserves were $42.36 per bbl and $42.10 per bbl at March 31, 2017 and 2016, respectively. The weighted average gas wellhead price used in computing the Company's reserves were $2.06 and $1.824 /mmbtu at March 31, 2017 and 2016, respectively. The oil and gas pricing were calculated using the arithmetic average of the price on the first day of each month that was received for each property during the previous fiscal year.  These prices were held constant throughout the economic life of the properties.  Previous year run checks were used to determine the actual prices received.

The following schedule contains a comparison of the standardized measure of discounted future net cash flows to the net carrying value of proved natural gas and oil properties at March 31, 2017 and 2016:

	March 31, 2017	March 31, 2016
Standardized measure of discount future net cash flows	$34,585	$74,816
Proved natural oil and gas property, net of accumulated depreciation, depletion, and amortization, including impairment	34,585	74,816
Standardized measure of discount future net cash flows in excess of net carrying value of proved natural oil and gas properties	$—	$-0-

GROOVE BOTANICAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MARCH 31, 2017 AND 2016

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

