Form 10-Q
period 2017-06-30
GROOVE BOTANICALS INC.
filed 2019-04-25
CIK 918573

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

____________

FORM 10-Q

____________

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

Yes ☐  No ☒

28,293,062 shares of our common stock were issued and outstanding as of April 24, 2019.

1

2

ITEM 1. FINANCIAL STATEMENTS

Groove Botanicals, Inc.
Condensed Consolidated Balance Sheets

	June 30, 2017 (Unaudited)	March 31, 2017
Assets
Current Assets:
Cash and cash equivalents	$102,024	$104,574
Total current assets	102,024	104,574
Property and equipment, net	7,927	9,061
Unproven oil & gas properties	177,000	177,000
Producing oil & gas properties, net	15,582	34,585
Total Assets	$302,533	$325,220

The accompanying notes are an integral part of these financial statements.

Groove Botanicals, Inc.
Condensed Consolidated Balance Sheets (Continued)

	June 30,	March 31,
	2017	2017
	(Unaudited)
Liabilities and Deficit
Current Liabilities:
Accounts payable and accrued liabilities	$212,740	$208,459
Accrued payroll - related parties	219,387	219,562
Dividends payable	408,185	357,563
Dividends payable – related party	86,450	76,450
Accrued liabilities to joint interest	10,918	10,918
Notes payable - related party	20,000	20,000
Notes payable	149,200	149,200
Total current liabilities	1,106,880	1,042,152
Accrued asset retirement obligation (ARO) liability	154,064	150,306
Total Liabilities	1,260,944	1,192,458
Deficit
Convertible Preferred stock Issued to Related Party, Series A, $.10 par value, 1,000,000 shares authorized; 100 shares issued and outstanding, as of June 30, 2017 and March 31, 2017, liquidation preference of $586,450 and $576,450 as of June 30, 2017 and March 31, 2017, respectively.	10	10
Preferred stock, Series B, $.10 par value 2,000 shares authorized; 1,983 and 1,983 shares issued and outstanding as of June 30, 2017 and March 31, 2017, liquidation preference of $2,371,148 and $2,326,526 as of June 30, 2017 and March 31, 2017, respectively.	198	198
Common Stock, $0.001 par value: 200,000,000 shares authorized, 18,198,062 and 18,198,062 shares issued and outstanding as of June 30, 2017 and March 31, 2017, respectively.	18,198	18,198
Additional paid in capital	32,993,499	32,993,499
Accumulated deficit	(34,161,557)	(34,012,256)
Total Stockholders' (Deficit)	(1,149,652)	(1,000,351)
Non-Controlling Interest	191,241	133,113
Total (Deficit)	(958,411)	(867,238)
Total Liabilities and Deficit	$302,533	$325,220

The accompanying notes are an integral part of these financial statements.

Groove Botanicals, Inc.
Condensed Consolidated Statements of Operations

	For the three Months Ended
	June 30, 2017	June 30, 2016
	(Unaudited)	(Unaudited)
Oil & Gas Sales	$11,731	$17,898

Operating expenses:
Lease operating expense, severance taxes and ARO accretion	12,973	19,115
Selling, general and administrative expenses	20,026	21,937
Depreciation, depletion, and amortization	2,849	6,253
Total operating expenses	35,848	47,305
Operating loss	(24,117)	(29,407)
Other expense:
Other miscellaneous loss	(3,564)	—
Interest expense, net	(2,870)	(2,868)
Total other expense	(6,434)	(2,868)

Loss before income tax	(30,551)	(32,275)
Provision for income taxes	—	—
Net loss	(30,551)	(32,275)
Less net loss attributable to non-controlling interests	8	52
Net loss attributable to the Company	$(30,543)	$(32,223)
Preferred stock dividends	(60,622)	(56,118)
Net loss attributable to common shareholders	$(91,165)	$(88,341)
Net loss per share basic and diluted	$(0.005)	$(0.005)
Weighted average shares outstanding basic and dilutive	18,198,062	18,198,062

The accompanying notes are an integral part of these financial statements.

Groove Botanicals, Inc.
Condensed Consolidated Statement of Cash Flows

	For the Three Months ended
	June 30, 2017 (Unaudited)	June 30, 2016 (Unaudited)
Cash flows from operating activities:
Net loss	$(30,551)	$(32,275)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,134	1,133
Depletion	1,715	5,120
Depreciation and ARO liability	724	724
Loss on sale of property	3,564	—
Net change in operating assets and liabilities:
Accounts payable and other accrued expenses	4,281	15,274
Accrued payroll - related parties	(175)	5,500
Asset retirement obligation	3,758	3,106
Net cash used in operating activities	(15,550)	(918)

Cash flows from investing activities:
Cash received on sale of property	13,000	—
Net cash provided by investing activities	13,000	—
Cash flows from financing activities:
Net cash provided by financing activities	—	—

The accompanying notes are an integral part of these financial statements.

Groove Botanicals, Inc.
Condensed Consolidated Statement of Cash Flows (Continued)

	For the three Months ended
	June 30, 2017 (Unaudited)	June 30, 2016 (Unaudited)
Net (decrease) in cash and cash equivalents	(2,550)	(918)
Cash and cash equivalents at beginning of period	104,574	108,220
Cash and cash equivalents at end of period	$102,024	$107,302
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$—	$—
Taxes	$—	$—

The accompanying notes are an integral part of these financial statements.

GROOVE BOTANICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2017

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

GROOVE BOTANICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2017

(Unaudited)

Principles of consolidation

The condensed consolidated financial statements include the accounts of the Company and the Company’s subsidiary’s Oiltek, Inc., AFS Holdings, Inc., and Weyer Partners, LLC. All significant inter-company items have been eliminated in consolidation.

Basis of Preparation of Financial Statements

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q.  They do not include all of the information and footnotes required by Accounting Principles generally accepted accounting principles in United States America (“US GAAP”) for complete financial statements and related notes. The accompanying unaudited condensed consolidated financial statements and related notes should be read in conjunction with the audited consolidated financial statements of the Company and notes thereto for the year ended March 31, 2017.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (which include only normal recurring adjustments) necessary to present fairly the balance sheets of Groove Botanicals, Inc. and subsidiaries as of June 30, 2017 and the results of their operations and cash flows for the three months ended June 30, 2017 and 2016, and are not necessarily indicative of the results to be expected for the entire year.

Going Concern

The Company has minimal revenues from our remaining oil and gas assets. We are in need additional cash resources to maintain our operations. The Company has incurred a loss of $34,161,557 from inception through June 30, 2017. The Company has a working capital deficiency of $1,004,856 and total deficit of 958,411 at June 30, 2017. The Company has not yet received any revenue from the sale our CBD skincare products. These factors raise substantial doubt about its ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent on its ability to raise additional capital or obtain necessary debt financing. The Company is presently dependent on its controlling shareholder to provide us funding for its daily operation and expenses, including professional fee and fees charged by regulators, although he is under no obligation to do so.

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

GROOVE BOTANICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2017

(Unaudited)

Cash and Cash Equivalents

Cash and cash equivalents consist of cash on deposit. The Company maintains its cash balances at several financial institutions. Accounts at the institutions are insured by the Federal Deposit Insurance Corporation up to $250,000.

Fair Value of Financial Instruments

The Company's financial instruments are cash and cash equivalents, accounts payable, notes payable and long-term debt. The recorded values of cash and cash equivalents and accounts payable approximate their fair values based on their short-term nature. The recorded values of notes payable and long-term debt approximate their fair values, as interest approximates market rates.

Oil and Natural Gas Properties

The Company follows the full cost method of accounting for natural gas and oil properties.  Under the full cost concept, all costs incurred in acquiring, exploring, and developing properties cost center are capitalized when incurred and are amortized as mineral reserves in the cost center are produced, subject to a limitation that the capitalized costs not exceed the value of those reserves.  The unamortized costs relating to a property that is surrendered, abandoned, or otherwise disposed of are accounted for as an adjustment of accumulated amortization, rather than as a gain or loss that enters into the determination of net income, until all of the properties constituting the amortization base are disposed of, at which point gain or loss is recognized. All acquisition, exploration, and development costs are capitalized. The Company capitalizes all internal costs, including: salaries and related fringe benefits of employees directly engaged in the acquisition, exploration and development of natural gas and oil properties, as well as other identifiable general and administrative costs associated with such activities.  During the three month period ended June 30, 2017, no acquisition costs were capitalized. Oil and natural gas properties are reviewed for recoverability at least annually or when events or changes in circumstances indicate that its carrying value may exceed future undiscounted cash inflows. For the three months ended June 30, 2017 and 2016, the Company impaired $0 and $0 in Oil and Gas Properties.

GROOVE BOTANICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2017

(Unaudited)

Property and Equipment, net

Property and equipment is reviewed for recoverability when events or changes in circumstances indicate that its carrying value may exceed future undiscounted cash inflows. As of June 30, 2017 and March 31, 2017, the Company had not identified any such impairment. Repairs and maintenance are charged to operations when incurred and improvements and renewals are capitalized.

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

June 30, 2017

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

GROOVE BOTANICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2017

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

GROOVE BOTANICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2017

(Unaudited)

NOTE 2: PROPERTY AND EQUIPMENT, NET

A summary of property and equipment at June 30, 2017 and March 31, 2017 is as follows:

	June 30, 2017 (Unaudited)	March 31, 2017
Office Equipment	$41,778	$41,778
Vehicles	22,657	22,657
	64,435	64,435
Less: Accumulated depreciation	(56,508)	(55,374)
Total	$7,927	$9,061

Depreciation expense for the three months periods ended June 30, 2017 and 2016 was $1,134 and $1,133, respectively.

NOTE 3: OIL AND GAS PROPERTY ACTIVITY

Producing oil and gas properties consist of the following at June 30, 2017 and March 31, 2017:

	June 30,	March 31,
	2017	2017
	(Unaudited)
Lincoln County, Oklahoma	$111,402	$111,402
Lipscomb County, Texas	—	250,082
Miller County, Arkansas	139,909	139,909
Ward Petroleum Assets	290,500	290,500
Kensington Energy Assets	120,000	120,000
Other Properties	325,185	325,185
Total Properties	986,996	1,237,078

Asset retirement cost, net	31,160	31,884
Property impairments	(401,636)	(635,154)
Less: Depletion	(600,938)	(599,223)
Net	$15,582	$34,585

For the three months period ended June 30, 2017 and 2016, depletion per Bbl was $2.84 and $8.81.

On June 14, 2017, the Company sold its property in Lipscomb County, Texas, for $13,000.

NOTE 4: ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consisted of the following:

	June 30, 2017	March 31, 2017
	(Unaudited)
Accounts payable	$134,092	$132,746
Accrued interest	78,648	75,713
Total	$212,740	$208,459

NOTE 5: NOTES PAYABLE

Notes Payable are summarized as follows:

	June 30, 2017	March 31, 2017
	(Unaudited)
Notes payable – current portion	149,200	149,200
Total	$149,200	$149,200

The maturity of notes payable, amount of $9,200, has been extended until April 1, 2018. The outstanding principal balance and all outstanding interest was converted into 1,850,000 shares in subsequent three months.

The note payable in the amount of $50,000, issued on November 11, 2008, and its accrued interest, and the $30,000 note payable, issued in the amount of $50,000 on January 27, 2009, and its accrued interest, were settled on March 9, 2018 for $2,500 plus the issuance of 600,000 shares of Common Stock

The principal and accrued interest on $60,000 notes payables were settled in March 20, 2018 for $5,000.

GROOVE BOTANICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2017

(Unaudited)

NOTE 6: RELATED PARTY TRANSACTIONS

Notes Payable

On April 21, 2011, Mr. Rodriguez advanced the Company $35,000. As of June 30, 2017 and March 31, 2017, amount outstanding is $20,000. This note is non-interest bearing and is due on demand.

Series A Convertible Preferred Stock Issued to Related Party

Refer to Note 8, STOCKHOLDERS' EQUITY, for details of series A convertible preferred stock issued to related party transactions.

Employment Agreements

In 2017, Mr. Rodriguez, our President, was under an employment agreement dated April 1, 2015 that expires on March 31, 2019.  The Company charged to operations the amount of $12,000 for the three month periods ended June 30, 2017 and 2016, of which $12,175 and $6,500 was paid to him during the three month periods ended June 30, 2017 and 2016, respectively.  As of June 30, 2017, and March 31, 2017, the balances of accrued and unpaid salaries were $219,387 and $219,562.

NOTE 7: INCOME TAXES

Deferred income taxes result from the temporary difference arising from the use of accelerated depreciation methods for income tax purposes and the straight-line method for financial statement purposes, and an accumulation of Net Operating Loss carry-forwards for income tax purposes with a valuation allowance against the carry-forwards for book purposes.

In assessing the value of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Included in deferred tax assets are Federal and State net operating loss carry forwards of $34,161,557 which will expire beginning in 2028.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon our cumulative losses through June 30, 2017, we have provided a valuation allowance reducing the net realizable benefits of these deductible differences to $0 at June 30, 2017.  The amount of the deferred tax asset considered realizable could change in the near term if projected future taxable income is realized.  Due to significant changes in the Company's ownership, the Company's future use of its existing net operating losses may be limited.

	June 30, 2017	March 31, 2017
	(Unaudited)
U.S. Federal statutory graduated rate	35.00%	35.00%
State income tax rate, net of federal benefit	6.47%	6.47%
Net rate	41.47%	41.47%
Net operating loss used	0.00%	0.00%
Net operating loss for which no tax benefits is currently available	(41.47)%	(41.47)%
	0.00%	0.00%

NOTE 8: STOCKHOLDERS' DEFICIT

Preferred Stock

Series A Convertible Preferred Stock Issued to Related Party

The Company is authorized to issue 1,000,000 shares of preferred stock, par value $0.10 per share. The 100 shares of Series A Convertible Preferred Stock Issued to Related Party (“Series A Convertible Preferred Stock”) were issued on June 3, 2002 as payment for $500,000 in promissory notes, are convertible into the number of shares of common stock sufficient to represent forty percent (40%) of the fully diluted shares outstanding after their issuance The holder of these shares of Series A Convertible Preferred Stock is our President, Kent Rodriguez. The Series A Convertible Preferred Stock pays an eight percent (8%) dividend. The dividends are cumulative and payable quarterly. The Series A Convertible Preferred Stock carries liquidating preference, over all other classes of stock, equal to the amount paid for the stock plus any unpaid dividends. The Series A Convertible Preferred Stock provides for voting rights on an "as converted to common stock" basis.

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

As of June 30, 2017, the Company has 100 shares of Series A convertible preferred stock issued and outstanding.

During the three months ended June 30, 2017 and 2016, the Company incurred $10,000 in Series A convertible preferred stock dividends, and paid $-0- and $1,000 for the three months ended June 30, 2017 and 2016. As of June 30, 2017 and March 31, 2017, the accrued balance due Mr. Rodriguez was $86,450 and $76,450 respectively. The liquidation preference as of June 30, 2017 and March 31, 2017 was $586,450 and $576,450 or $5,864.50 and $5,764.50 per share.

Dividends payable for Series A convertible preferred stock at June 30, 2017 and March 31, 2017 were $86,450 and $76,450, respectively.

Series B Preferred Stock

In March, 2013, our Board of Directors authorized the issuance of 2,000 shares of Series B Preferred Stock, (the "Series B Preferred Stock").  The face amount of share of the Series B Preferred Stock is $1,000.  As of June 30, 2017 and March 31, 2017, the Company has 1,983 shares of Series B preferred stock respectively issued and outstanding.

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

During the three month periods ended June 30, 2017 and 2016, the Company did not issue any shares of Series B Preferred Stock.

During the three month periods ended June 30, 2017 and 2016, the Company incurred $$44,622 and $44,618 in dividends on Series B preferred stock.  The Company did not pay any dividends for the three month periods ended June 30, 2017 and 2016. The accrued dividends as of June 30, 2017 and March 31, 2017 were $388,148 and $343,526, respectively. The liquidation preference as of June 30, 2017 and March 31, 2017 was $2,371,148 and $2,326,526 or $1,195.74 and $1,173.24 per share, respectively.

AFS Holdings, Inc. Series A Preferred Stock

On October 5, 2015, the Articles of Incorporation of AFS were amended to authorize the issuance of 5,000,000 shares of Preferred Stock, par value $0.001, of which 1,000 shares are designated as Series A Preferred Stock.

AFS Series A Preferred Stock accrues dividends at the rate of 12% per annum on the original purchase price for the shares. These dividends are payable annually in cash or the AFS Common Stock at the discretion of the Board of Directors, beginning in March 2016. AFS is prohibited from paying any dividends on AFS Common Stock until all accrued dividends are paid on our Series A preferred Stock. Upon liquidation, the Series A Preferred Stock shareholders shall be entitled to the stated value of each shares held, in addition to accrued and unpaid dividends, as long as AFS possesses the funds necessary to make payments. AFS may, at any time, redeem the shares of Series A Preferred Stock without the prior written consent of the Series A Preferred Stock shareholders. The Series A Preferred Stock ranks senior to AFS Common Stock in a distribution of assets in the event of a liquidation of assets. As of June 30, 2017 and March 31, 2017, the Company has 200 shares of Series A preferred stock issued and outstanding.

During the three months ended June 30, 2017 and June 30, 2016 we did not issue any AFS Series A Preferred Stock.

During the three month periods ended June 30, 2017 and 2016, the Company incurred $6,000 and $6,000 in dividends on Series A preferred stock.  The Company did not pay any dividends for the three months periods ended June 30, 2017 and June 30, 2016. Dividends payable for Series A Preferred Stock at June 30, 2017 and March 31, 2017 were $20,037 and $14,037 respectively. The liquidation preference of Series A Preferred Stock as of June 30, 2017 and March 31, 2017 was $220,037 and $214,037 or $1,100.19 and $1,070.19 per share, respectively.

Common Stock

During the three month periods ended June 30, 2017 and June 30, 2016, the Company did not issue and shares.

GROOVE BOTANICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2017

(Unaudited)

NOTE 9: TECHNOLOGY LICENSE AGREEMENTS

On December 1, 2014, the Company entered into an exclusive license agreement for anti-corrosion technology from Ronald Knight in exchange for three hundred thousand (300,000) shares of our common stock. This license calls for an earned royalty of three percent (3.00%) on sales of licensed products and services as they may relate to corrosion prevention and maintenance of sump pumps at gasoline and diesel dispensing locations, including, but not limited to gas stations, convenience stores, trucking companies, bus companies, and any other locations where gasoline and/or diesel is dispensed. We did not have any revenue for the period from December 1, 2014 through June 30, 2017. The Company terminated this agreement on August 7, 2017.

NOTE 10: LOSS PER SHARE

ASC 260-10-45 requires a reconciliation of the numerator and denominator of the basic and diluted earnings per share (EPS) computations. We have included the basic and diluted earnings per share (EPS) computation for the three month period ended June 30, 2017 and 2016.

Basic and diluted earnings per share for each of the periods presented is calculated as follows:

	For the three months ended June 30,	For the three months ended June 30,
	2017	2016
	(Unaudited)	(Unaudited)
Net loss	$(13,979)	$(32,223)
Less: Preferred stock dividends	(60,622)	(56,118)
Net loss attributable to common shareholders (numerator for basic loss per share)	(74,601)	(88,341)

Weighted average number of common shares outstanding - Basic	18,198,062	18,198,062
Weighted average number of common shares outstanding - Diluted	18,198,062	18,198,062
Loss per share - Basic	$(0.004)	$(0.005)
Loss per share - Diluted	$(0.004)	$(0.005)

For the three months end June 30, 2017 and 2016, convertible notes payable with the principal amount of $149,200 were not included in the calculation of the diluted earnings per share because the effect is anti-dilutive.

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

On January 29, 2018 the Company executed a Promissory Note between the Company and Carebourn Capital, LLC in the amount of $230,000. On December 18, 2018, the maturity date on this note was extended to July 31, 2019.

On March 9, 2018, we issued 600,000 shares of Common Stock and $2,500 in cash for settlement of two promissory notes payable in the amount of $80,000, plus $69,279 in accrued interest. The shares were valued at $12,000 or $0.02 per share. The value of the shares was based on the closing bid price of the Company's common stock on the date the Agreement was executed by the Company.

On March 19, 2018 we issued 2,015,000 shares of Common Stock to our Series B Preferred Stock shareholder’s for all accrued interest from the date of issuance to March 31, 2018 on their Series B Preferred Stock. The shares were valued at $43,300 or $0.02 per share and were valued based on the closing bid price of the Company's common stock on the date the shares were issued. $481,714 was treated as a gain from this transaction.

The principal and accrued interest on $60,000 notes payables were settled on March 20, 2018 for $5,000.

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

On March 26, 2018 we issued 300,000 shares of our Common Stock to our directors for their services. The shares were valued at $6,000 or $0.02 per share and were valued based on the closing bid price of the Company's common stock on the date the shares were issued.

On March 26, 2018 we issued 4,800,000 to seven Consultants for services rendered. The shares were valued at $96,000 or $0.02 per share and were valued based on the closing bid price of the Company's common stock on the date the shares were issued.

The maturity of notes payable, amount of $9,200, has been extended until April 1, 2018. The outstanding principal balance and all outstanding interest was converted into 1,850,000 shares in subsequent three months.

On July 7, 2018, we issued 700,000 shares of our common stock to a consultant. We valued the shares at $14,000 or $0.02 per share. The value of the shares was based on the closing bid price of the Company's common stock on the date the Agreement was executed by the Company.

On August 29, 2018, we issued 1,000,000 shares of our common stock to a consultant. We valued the shares at $30,000 or $0.03 per share. The value of the shares was based on the closing bid price of the Company's common stock on the date the Agreement was executed by the Company.

On October 4, 2018, we issued 1,100,000 shares of our common stock to a holder of 368 shares of our Series B Preferred Stock for accrued interest for the period from April 1, 2018 to March 31, 2019. We valued the shares at $66,000 or $0.06 per shares. The value of the shares was based on the closing bid price of the Company's common stock on the date the Agreement was executed by the Company.

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

The note payable in the amount of $50,000, issued on November 11, 2008, and its accrued interest, and the $30,000 note payable, issued in the amount of $50,000 on January 27, 2009, and its accrued interest, were settled on March 9, 2018 for $2,500 plus the issuance of 600,000 shares of Common Stock

The principal and accrued interest on $60,000 notes payables were settled on March 20, 2018 for $5,000.

On March 21, 2018 the Board of Directors and a majority of the Company's shareholders approved an amendment to our Articles of Incorporation to change the Company's name to Groove Botanicals, Inc. We filed an amendment to our Articles of Incorporation with the State of Nevada on May 18, 2018.

The maturity of notes payable, amount of $9,200, has been extended until April 1, 2018. The outstanding principal balance and all outstanding interest was converted into 1,850,000 shares in subsequent three months.

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

Results of Operations

Results of Operations

Three month periods ended June 30, 2017 compared to the three month period ended June 30, 2016:

Revenues

Revenues for the three months ended June 30, 2017 were $11,731, a decrease of $6,167 compared to revenue of $17,898 for the three months ended June 30, 2016.  Revenues decreased due to no consulting income earned during the three months ended June 30, 2017.

Lease Operating Expenses

During the three months ended June 30, 2017, our lease operating expenses were $12,973, a decrease of $6,142 compared to $19,115 for the three months ended June 30, 2016.  The decrease was due to the workover expense on the Company's properties in Miller County, Arkansas and Lincoln County, Oklahoma during the three months ended June 30, 2016, which was not incurred in the three months ended June 30, 2017.

Selling, General, and Administrative Expenses

Selling, general and administrative expenses for the three months ended June 30, 2017 were $20,026, a decrease of $1,911 compared to selling, general and administrative expenses of $21,937 during the three months ended June 30, 2016.   Selling, general and administrative expenses for the three months ended June 30, 2017 consisted primarily of payroll and related costs of $12,000, travel and entertainment expenses of $334, facilities costs in the amount of $1,200, and office and miscellaneous expenses of $6,492.

Depreciation, Depletion, and Amortization

Depreciation, Depletion, and Amortization was $2,849 for the three months ended June 30, 2017, a decrease of $3,404 compared to $6,253 for the three months ended June 30, 2016.  The decrease was due to lower depletion costs during the three months ended June 30, 2017.

Other Miscellaneous Loss

We sold the property in Lipscomb County, Texas, for $13,000, with a $3,564 loss in sale of the property during the three month periods ended June 30, 2017. We did not have any other miscellaneous loss for the three months ended June 30, 2016.

Interest Income, net of Interest Expense

Interest expense was $2,870 for the three months ended June 30, 2017 compared to interest expense of $2,868 for the three months ended June 30, 2016.

Net Loss

Our net loss for the three months ended June 30, 2017, was $30,551, a decrease of $1,724 compared to a net loss of $32,275 for the three months ended June 20, 2016. The decrease was due to lower operating costs, selling, general, and administrative expenses, and depreciation, depletion, and amortization expenses for the three months ended June 30, 2017.

LIQUIDITY AND CAPITAL RESOURCES

The Company has minimal revenues from our remaining oil and gas assets. We are in need of additional cash resources to maintain our operations. Our cash and cash equivalents were $102,024 on June 30, 2017, compared to $104,574 on March 31, 2017. We met our liquidity needs through the revenue derived from our oil and gas operations and advances from our President.

As of June 30, 2017, the Company had a working capital deficit of $1,004,856, had incurred losses since inception of $34,161,557, and have not yet received any revenue from the sale our CBD skincare products. These factors raise substantial doubt about its ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent on its ability to raise additional capital or obtain necessary debt financing. The Company is presently dependent on its controlling shareholder to provide us funding for its daily operation and expenses, including professional fee and fees charged by regulators, although he is under no obligation to do so.

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

Investing activities

We sold the property in Lipscomb County, Texas, for $13,000, with $3,564 loss in sale of the property during the three month periods ended June 30, 2017.

We did not invest any funds during the three months ended June 30, 2016.

Financing Activities

We did not receive any funds from financing activities during the three months ended June 30, 2017 and June 30, 2016.

Operating activities

Our net loss for the three months ended June 30, 2017, was $30,551 compared to net loss of $32,275, during the three months ended June 30, 2016. The decrease was due to lower operating costs, selling, general, and administrative expenses, and depreciation, depletion, and amortization expenses for the three months ended June 30, 2017.

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

Changes in Internal Control

There have been no changes in our internal control over financial reporting identified during this quarter ended June 30, 2017, which have materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

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

Groove Botanicals, Inc.

Date:April 25, 2019	By:	/s/ Kent Rodriguez
Kent Rodriguez
Chief Executive Officer
Chief Financial and Accounting Officer

