Form 10-Q
period 2017-09-30
GROOVE BOTANICALS INC.
filed 2019-04-25
CIK 918573

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

____________

FORM 10-Q

____________

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

1

2

Groove Botanicals, Inc.
Condensed Consolidated Balance Sheets

	September 30, 2017	March 31, 2017
	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$99,629	$104,574
Total current assets	99,629	104,574
Property and equipment, net	6,795	9,061
Unproven oil & gas properties	177,000	177,000
Producing oil & gas properties, net	14,997	34,585
Total Assets	$298,421	$325,220

The accompanying notes are an integral part of these financial statements.

Groove Botanicals, Inc.
Condensed Consolidated Balance Sheets (Continued)

	September 30, 2017	March 31, 2017
	(Unaudited)
Liabilities and Deficit
Current Liabilities:
Accounts payable and accrued liabilities	$229,223	$208,459
Accrued payroll - related party	227,537	219,562
Dividends payable	458,807	357,563
Dividends payable – related party	96,450	76,450
Accrued liabilities to joint interest	10,918	10,918
Notes payable - related party	20,000	20,000
Notes payable	149,200	149,200
Total current liabilities	1,192,135	1,042,152
Accrued asset retirement obligation (ARO) liability	157,822	150,306
Total Liabilities	1,349,957	1,192,458
Deficit
Preferred stock
Convertible Preferred stock Issued to Related Party, Series A, $.10 par value, 1,000,000 shares authorized; 100 shares issued and outstanding as of September 30, 2017 and March 31, 2017, respectively liquidation preference of $596,450 and $ 576,450 as of September 30, 2017 and March 31, 2017, respectively	10	10
Preferred stock, Series B, $.10 par value, 2,000 shares authorized; 1,983 and 1,983 shares issued and outstanding liquidation preference of $2,415,770 and $2,326,526 as of September 30, 2017 and March 31, 2017, respectively	198	198
Common stock, $.001 par value: 200,000,000 shares authorized 18,198,062 and 18,198,062 shares issued and outstanding at September 30, 2017 and March 31, 2017, respectively	18,198	18,198
Additional paid in capital	32,993,499	32,993,499
Accumulated deficit	(34,253,032)	(34,012,256)
Total Stockholders’ (defcit)	(1,241,127)	(1,000,351)
Non-controlling interest	189,591	133,113
Total (Deficit)	(1,051,536)	(867,238)
Total Liabilities and Deficit	$298,421	$325,220

The accompanying notes are an integral part of these financial statements.

Groove Botanicals, Inc.
Condensed Consolidated Statements of Operations

	For the Three Months ended
	September 30, 2017	September 30, 2016
	(Unaudited)	(Unaudited)
Oil & Gas Sales	$10,755	$8,218
Operating expenses:
Lease operating expense, severance taxes and ARO accretion	26,386	12,110
Selling, general and administrative expenses	13,008	16,106
Depreciation, depletion, and amortization	933	5,472
Total operating expenses	40,387	33,688
Operating loss	(29,632)	(25,470)
Other expense:
Interest expense, net	(2,871)	(2,899)
Total other expense	(2,871)	(2,899)
Loss before income tax	(32,503)	(28,369)
Provision for income taxes	-	-
Net loss	(32,503)	(28,369)

Less net loss attributable to non controlling interest	8	6
Net loss attributable to the Company	$(32,495)	$(28,363)
Preferred Stock Dividends	$(60,622)	$(56,118)

Net loss attributable to common shareholders	$(93,117)	$(84,481)
Net loss per share - basic and diluted	$(0.005)	$(0.005)
Weighted average shares outstanding - basic and diluted	18,198,062	18,198,062

The accompanying notes are an integral part of these financial statements.

Groove Botanicals, Inc.
Condensed Consolidated Statements of Operations

	For the Six Months ended
	September 30, 2017	September 30, 2016
	(Unaudited)	(Unaudited)
Oil & Gas Sales	$22,487	$26,116
Operating expenses:
Lease operating expense, severance taxes and ARO accretion	39,359	31,225
Selling, general and administrative expenses	33,035	38,043
Depreciation, depletion, and amortization	3,842	11,725
Total operating expenses	76,236	80,993
Operating loss	(53,749)	(54,877)

Other expense:
Other Miscellaneous loss	(3,564)	-
Interest expense, net	(5,741)	(5,767)
Total other expense	(9,305)	(5,767)

Loss before income tax	(63,054)	(60,644)
Provision for income taxes	-	-
Net loss	(63,054)	(60,644)
Less net loss attributable to noncontrolling interests	16	58
Net loss attributable to the Company	$(63,038)	$(60,586)
Preferred stock dividends	$(121,244)	$(112,236)
Net loss attributable to common shareholders	$(184,282)	$(172,822)
Net loss per share - basic and diluted	$(0.010)	$(0.009)
Weighted average shares outstanding - basic and diluted	18,198,062	18,198,062

The accompanying notes are an integral part of these financial statements.

Groove Botanicals, Inc.
Condensed Consolidated Statement of Cash Flows

	For the Six Months ended
	September 30, 2017	September 30, 2016
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	$(63,054)	$(60,644)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	2,266	2,266
Depletion	1,576	9,459
ARO Depreciation	1,448	1,448
Loss on sale of property	3,564	—
Net change in operating assets and liabilities:
Accounts payable and other accrued expenses	20,764	25,037
Accrued payroll - related parties	7,975	14,700
Asset retirement obligation	7,516	6,211

Net cash (used in) operating activities	(17,945)	(1,523)

Cash flows from investing activities:
Cash received on sale of property	13,000	—
Net cash provided by investing activities	13,000	—
Cash flows from financing activities:
Net cash provided by financing activities	—	—

The accompanying notes are an integral part of these financial statements.

Groove Botanicals, Inc.
Condensed Consolidated Statement of Cash Flows (Continued)

	For the Six Months ended
	September 30, 2017	September 30, 2016
	(Unaudited)	(Unaudited)
Net (decrease) in cash and cash equivalents	(4,945)	(1,523)
Cash and cash equivalents at beginning of period	104,574	108,220
Cash and cash equivalents at end of period	$99,629	$106,697

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$-	$-
Taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

GROOVE BOTANICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2017

(Unaudited)

NOTE 1: DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Corporate Structure

Groove Botanicals, Inc. (the "Company") (formerly known as Avalon Oil & Gas, Inc.), and its predessors was originally incorporated in Colorado in April 1991 under the name Snow Runner (USA), Inc. The Company was the general partner of Snow Runner (USA) Ltd.; a Colorado limited partnership to sell proprietary snow skates under the name "Sled Dogs" which was dissolved in August 1992. In late 1993, the Company relocated its operations to Minnesota and in January 1994 changed our name to Snow Runner, Inc. In November 1994 we changed our name to the Sled Dogs Company. On November 5, 1997, we filed for protection under Chapter 11 of the U.S. Bankruptcy Code. In September 1998, we emerged from protection of Chapter 11 of the U.S. Bankruptcy Code. In May, 1999, we changed our state of domicile to Nevada and our name to XDOGS.COM, Inc. On July 22, 2005, the Board of Directors and a majority of the Company's shareholders approved an amendment to our Articles of Incorporation to change the Company's name to Avalon Oil & Gas, Inc., and to increase the authorized number of shares of our common stock from 200,000,000 shares to 1,000,000,000 shares par value of $0.001, and engage in the acquisition of producing oil and gas properties. On November 16, 2011, a majority of the Company's shareholders approved an amendment to our Articles of Incorporation to increase the authorized number of shares of our common stock from 1,000,000,000 shares to 3,000,000,000 shares par value of $0.001.  This amendment was not filed with the Nevada Secretary of State.

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

September 30, 2017

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (which include only normal recurring adjustments) necessary to present fairly the balance sheets of Groove Botanicals, Inc.. and subsidiaries as of September 30, 2017, the results of their operations for the three and six months ended September 30, 2017 and 2016, and cash flows for the six months ended September 30, 2017 and 2016, and are not necessarily indicative of the results to be expected for the entire year.

Going Concern

The Company has minimal revenues from our remaining oil and gas assets. We are in need additional cash resources to maintain our operations. The Company has incurred a loss of $34,253,032 from inception through September 30, 2017. The Company has a working capital deficiency of $1,092,506 and total deficit of $1,051,536 at September 30, 2017. The Company has not yet received any revenue from the sale our CBD skincare products. These factors raise substantial doubt about its ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent on its ability to raise additional capital or obtain necessary debt financing. The Company is presently dependent on its controlling shareholder to provide us funding for its daily operation and expenses, including professional fee and fees charged by regulators, although he is under no obligation to do so.

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

September 30, 2017

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

During the three and six month periods ended September 30, 2017, no acquisition costs were capitalized. Oil and natural gas properties are reviewed for recoverability at least annually or when events or changes in circumstances indicate that its carrying value may exceed future undiscounted cash inflows. For the three and six months ended September 30, 2017 and 2016, the Company impaired $0 and $0 in Oil and Gas Properties.

Property and Equipment, net

Property and equipment is reviewed for recoverability when events or changes in circumstances indicate that its carrying value may exceed future undiscounted cash inflows. As of September 30, 2017 and March 31, 2017, the Company had not identified any such impairment. Repairs and maintenance are charged to operations when incurred and improvements and renewals are capitalized.

GROOVE BOTANICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2017

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

September 30, 2017

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

GROOVE BOTANICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2017

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

GROOVE BOTANICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2017

(Unaudited)

NOTE 2: PROPERTY AND EQUIPMENT, NET

A summary of property and equipment at September 30, 2017 and March 31, 2017 is as follows:

	September 30, 2017 (Unaudited)	March 31, 2017
Office Equipment	$41,778	$41,778
Vehicles	22,657	22,657
	64,435	64,435
Less: Accumulated depreciation	(57,640)	(55,374)
Total	$6,795	$9,061

Depreciation expense for the three months periods ended September 30, 2017 and 2016 was $1,132 and $1,133, respectively.

Depreciation expense for the six months periods ended September 30, 2017 and 2016 was $2,266 and $2,266, respectively.

NOTE 3: OIL AND GAS PROPERTY ACTIVITY

Producing oil and gas properties consist of the following at September 30, 2017 and March 31, 2017:

	September 30, 2017	March 31, 2017
	(Unaudited)
Lincoln County, Oklahoma	$111,402	$111,402
Lipscomb County, Texas	—	250,082
Miller County, Arkansas	139,909	139,909
Ward Petroleum Assets	290,500	290,500
Kensington Energy Assets	120,000	120,000
Other Properties	325,185	325,185
Total Properties	986,996	1,237,078

Asset retirement cost, net	30,436	31,884
Property impairments	(401,636)	(635,154)
Less: Depletion	(600,799)	(599,223)
Net	$14,997	$34,585

For the three and six months periods ended September 30, 2017, depletion per Bbl was $1.36 and $1.36, respectively.

For the three and six months periods ended September 30, 2016, depletion per Bbl was $8.81 and $8.81, respectively.

NOTE 4: ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consisted of the following:

	September 30, 2017	March 31, 2017
	(Unaudited)
Accounts payable	$154,144	$132,746
Accrued interest	75,079	75,713
Total	$229,223	$208,459

GROOVE BOTANICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2017

(Unaudited)

NOTE 5: NOTES PAYABLE

Notes Payable are summarized as follows:

	September 30, 2017	March 31, 2017
	(Unaudited)
Notes payable – current portion	149,200	149,200
Total	$149,200	$149,200

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

NOTE 6: RELATED PARTY TRANSACTIONS

Notes Payable

On April 21, 2011, Mr. Rodriguez advanced the Company $35,000. As of September 30, 2017 and March 31, 2017, amount outstanding is $20,000. This note does not accrue interest and is due on demand.

Series A Convertible Preferred Stock Issued to Related Party

Refer to Note 8, STOCKHOLDERS' EQUITY, for details of series A convertible preferred stock issued to related party transactions.

GROOVE BOTANICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2017

(Unaudited)

Employment Agreements

In 2017, Mr. Rodriguez, our President, was under an employment agreement dated April 1, 2015 that expires on March 31, 2019. The Company charged to operations the amount of $12,000 and $12,000 for the three month periods ended September 30, 2017 and 2016, and 24,000 and $24,000 for the six month periods ended September 30, 2017 and 2016, of which $3,850 and $16,025 was paid to him during the three month and six month periods ending September 30, 2017, and $2,800 and $9,300 was paid to him during the three month and six month periods ending September 30, 2016.  As of September 30, 2017, and March 31, 2017, the balances of accrued and unpaid salaries were $227,537 and $219,562.

NOTE 7: INCOME TAXES

Deferred income taxes result from the temporary difference arising from the use of accelerated depreciation methods for income tax purposes and the straight-line method for financial statement purposes, and an accumulation of Net Operating Loss carry-forwards for income tax purposes with a valuation allowance against the carry-forwards for book purposes.

In assessing the value of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Included in deferred tax assets are Federal and State net operating loss carry forwards of $34,253,032, which will expire beginning in 2028.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon our cumulative losses through September 30, 2017, we have provided a valuation allowance reducing the net realizable benefits of these deductible differences to $0 at September 30, 2017.  The amount of the deferred tax asset considered realizable could change in the near term if projected future taxable income is realized.  Due to significant changes in the Company's ownership, the Company's future use of its existing net operating losses may be limited.

	September 30, 2017	March 31, 2017
	(Unaudited)
U.S. Federal statutory graduated rate	35.00%	35.00%
State income tax rate, net of federal benefit	6.47%	6.47%
Net rate	41.47%	41.47%
Net operating loss used	0.00%	0.00%
Net operating loss for which no tax benefits is currently available	(41.47)%	(41.47)%
	0.00%	0.00%

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

During the years ended March 31, 2017 and 2016, the Company incurred $40,000 in Series A Convertible Preferred stock dividends, respectively.

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

AVALON OIL & GAS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2017

(Unaudited)

As of September 30, 2017, the Company has 100 shares of Series A onvertible preferred stock issued and outstanding.

During the three months ended September 30, 2017 and 2016, the Company incurred $10,000 and $10,000 in Series A Convertible Preferred Stock dividends, we did not pay any dividends on Series A Convertible Preferred Stock for the three months ended September 30, 2017 and September 30, 2016. During the six months ended September 30, 2017 and 2016, the Company incurred $20,000 and $20,000 in Series A Convertible Preferred Stock dividends, and paid $0 and $1,000 for the six months ended September 30, 2017 and 2016. As of September 30, 2017 and March 31, 2017, the accrued balance due Mr. Rodriguez was $96,450 and $76,450 respectively. The liquidation preference of Series A Convertible Preferred Stock as of September 30, 2017 and March 31, 2017 was $596,450 and $576,450 or $5,964.50 and $5,764.50 per share.

Dividends payable for Series A convertible preferred stock at September 30, 2017 and March 31, 2017 were $96,450 and $76,450, respectively.

Series B Preferred Stock

In March, 2013, our Board of Directors authorized the issuance of 2,000 shares of Series B Preferred Stock, (the "Series B Preferred Stock").  The face amount of share of the Series B Preferred Stock is $1,000.  As of September 30, 2017 and March 31, 2017, the Company has 1,983 and 1,983 shares of Series B preferred stock respectively issued and outstanding.

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

During the three month periods ended September 30, 2017 and September 30, 2016, the Company did not issue any shares of Series B Preferred Stock.

During the six month period endeds September 30, 2017 and September 30, 2016, the Company did not issue any shares of Series B Preferred Stock.

The Company did not pay any dividends for the three or six months period ended September 30, 2017 or September 30, 2016.

During the six month periods ended September 30, 2017 and 2016, the Company incurred $89,244 and $89,236 in dividends on Series B preferred stock. Dividends payable for Series B Preferred Stock at September 30, 2017 and March 31, 2017 were $432,770 and $343,526, respectively. The liquidation preference of Series B Preferred Stock as of September 30, 2017 and March 31, 2017 was $2,415,770 and $2,326,526 or $1,218.24 or $1,173.24 per share, respectively.

Total dividends payable from both Series A and Series B preferred shares at September 30, 2017 and March 31, 2017 were $529,220 and $419,976 respectively.

AFS Holdings, Inc. Series A Preferred Stock

On October 5, 2015, the Articles of Incorporation of AFS were amended to authorize the issuance of 5,000,000 shares of Preferred Stock, par value $0.001, of which 1,000 shares are designated as Series A Preferred Stock. As of September 30, 2017 and March 31, 2017, the Company has 200 and 200 shares of Series A Preferred Stock respectively issued and outstanding.

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

We did not issue and AFS Series A Preferred Stock for the three and six month periods ended September 30, 2017 and 2016. We did not pay any dividends for the three and six month periods ended September 30, 2017 and 2016. During the six month periods ended September 30, 2017 and 2016, the Company incurred $12,000 and $3,000 in dividends on Series A preferred stock. Dividends payable for Series A Preferred Stock at September 30, 2017 and March 31, 2017 were $26,037 and $14,037 respectively. The liquidation preference of Series A Preferred Stock as of September 30, 2017and March 31, 2017 was $226,037 and $214,037 and $1,130.19 or $1,070.19 per share, respectively.

GROOVE BOTANICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2017

(Unaudited)

Common Stock

We did not issue any common stock during the six month period ended September 30, 2017 and September 30, 2016.

NOTE 9: TECHNOLOGY LICENSE AGREEMENTS

On December 1, 2014, the Company entered into an exclusive license agreement for anti-corrosion technology from Ronald Knight in exchange for three hundred thousand (300,000) shares of our common stock. This license calls for an earned royalty of three percent (3.00%) on sales of licensed products and services as they may relate to corrosion prevention and maintenance of sump pumps at gasoline and diesel dispensing locations, including, but not limited to gas stations, convenience stores, trucking companies, bus companies, and any other locations where gasoline and/or diesel is dispensed. We did not have any revenue for the period from December 1, 2014 through September 30, 2017.

This agreement was terminated on August 7, 2017.

NOTE 10: LOSS PER SHARE

ASC 260-10-45 requires a reconciliation of the numerator and denominator of the basic and diluted earnings per share (EPS) computations. We have included the basic and diluted earnings per share (EPS) computation for the three and six months periods ended September 30, 2017.

Basic and diluted earnings per share for each of the periods presented is calculated as follows:

	For the six months ended September 30,	For the six months ended September 30,
	2017	2016
	(Unaudited)	(Unaudited)
Net loss	$(63,038)	$(60,586)
Less: Preferred stock dividends	(121,244)	(112,236)
Net loss attributable to common shareholders (numerator for basic loss per share)	(184,282)	(172,822)

Weighted average number of common shares outstanding – Basic	18,198,062	18,198,062
Weighted average number of common shares outstanding – Diluted	18,198,062	18,198,062
Loss per share - Basic	$(0.010)	$(0.009)
Loss per share - Diluted	$(0.010)	$(0.009)

	For the three months ended September 30,	For the three months ended September 30,
	2017	2016
	(Unaudited)	(Unaudited)
Net loss	$(32,495)	$(28,363)
Less: Preferred stock dividends	(60,622)	(56,118)
Net loss attributable to common (numerator for basic loss per share)	(93,117)	(84,481)

Weighted average number of common shares outstanding - Basic	18,198,062	18,198,062
Effect of diluted securities:
Series A Convertible Preferred Stock Issued to Related Party	—	—
Weighted average number of common shares outstanding - Diluted	18,198,062	18,198,062
Loss per share - Basic	$(0.005)	$(0.005)
Loss per share - Diluted	$(0.005)	$(0.005)

GROOVE BOTANICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2017

(Unaudited)

For the three months ended September 30, 2017, and September 30, 2016 the diluted earnings per share calculation did not include the effect of the shares resulted from assumed conversion of the Series A Convertible Preferred Stock and the shares convertible from convertible notes payable with the principal amount of $149,200 and the related accrued interest, because the effect is anti-dilutive, as the Company incurred a loss during the periods.

For the six months ended September 30, 2017 and September 30,2016, the diluted earnings per share calculation did not include the effect of the shares resulted from assumed conversion of the Series A Convertible Preferred Stock and the shares convertible from convertible notes payable with the principal amount of $149,200 and the related accrued interest, because the effect is anti-dilutive, as the Company incurred a loss during the periods.

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

On March 19, 2018 we issued 2,015,000 to our Series B Preferred Stock shareholder’s for all accrued interest from the date of issuance to March 31, 2018 on their Series B Preferred Stock. The shares were valued at $43,300 or $0.02 per share and were valued based on the closing bid price of the Company's common stock on the date the shares were issued. $481,714 was treated as a gain from this transaction.

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

Corporate Structure

Groove Botanicals, Inc. (the "Company") (formerly known as Avalon Oil & Gas, Inc. ) was originally incorporated in Colorado in April 1991 under the name Snow Runner (USA), Inc. The Company was the general partner of Snow Runner (USA) Ltd.; a Colorado limited partnership to sell proprietary snow skates under the name "Sled Dogs" which was dissolved in August 1992. In late 1993, the Company relocated its operations to Minnesota and in January 1994 changed our name to Snow Runner, Inc. In November 1994 we changed our name to the Sled Dogs Company. On November 5, 1997, we filed for protection under Chapter 11 of the U.S. Bankruptcy Code. In September 1998, we emerged from protection of Chapter 11 of the U.S. Bankruptcy Code. In May, 1999, we changed our state of domicile to Nevada and our name to XDOGS.COM, Inc. On July 22, 2005, the Board of Directors and a majority of the Company's shareholders approved an amendment to our Articles of Incorporation to change the Company's name to Avalon Oil & Gas, Inc., and to increase the authorized number of shares of our common stock from 200,000,000 shares to 1,000,000,000 shares par value of $0.001, and engage in the acquisition of producing oil and gas properties. On November 16, 2011, a majority of the Company's shareholders approved an amendment to our Articles of Incorporation to increase the authorized number of shares of our common stock from 1,000,000,000 shares to 3,000,000,000 shares par value of $0.001.  This amendment was not filed with the Nevada Secretary of State.

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

GOING CONCERN

The Company has minimal revenues from our remaining oil and gas assets. We are in need additional cash resources to maintain our operations. The Company has incurred a loss of $34,253,032 from inception through September 30, 2017. The Company has a working capital deficiency of $1,092,506 and total deficit of $1,051,536 at September 30, 2017. The Company has not yet received any revenue from the sale our CBD skincare products. These factors raise substantial doubt about its ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent on its ability to raise additional capital or obtain necessary debt financing. The Company is presently dependent on its controlling shareholder to provide us funding for its daily operation and expenses, including professional fee and fees charged by regulators, although he is under no obligation to do so.

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

Results of Operations

Three and six month periods ended September 30, 2017 compared to the three and six month periods ended September 30, 2016:

Revenues

Revenues for the three months ended September 30, 2017 were $10,755, an increase of $2,537 compared to revenue of $8,218 for the three months ended September 30, 2016.  Revenues increased as a result of higher market prices for oil and natural gas, and an increase in income from our properites in Miller County, Arkansas.

Revenues for the six months ended September 30, 2017 were $22,487, a decrease of $3,629 compared to revenue of $26,116 for the six months ended September 30, 2016.  Revenues decreased due to no consulting income received during the six months ended September 30, 2017.

Lease Operating Expenses

During the three months ended September 30, 2017, our lease operating expenses were $26,386, an increase of $14,276 compared to $12,110 for the three months ended September 30, 2016.  The increase was due to higher operating expenses incurred on the Company's properties in Miller County, Arkansas and Lincoln County, Oklahoma.

During the six months ended September 30, 2017, our lease operating expenses were $39,359, an increase of $8,134 compared to $31,225 for the six months ended September 30, 2016. The increase was due to operating expenses incurred on the Company's properties in Miller County, Arkansas and Lincoln County, Oklahoma.

Selling, General, and Administrative Expenses

Selling, general and administrative expenses for the three months ended September 30, 2017 were $13,008, a decrease of $3,098 compared to selling, general and administrative expenses of $16,106 during the three months ended September 30, 2016.   Selling, general and administrative expenses for the three months ended September 30, 2017 consisted primarily of payroll and related costs of $12,000 and office expense in the amount of $1,008.

Selling, general and administrative expenses for the six months ended September 30, 2017 were $33,035, a decrease of $5,008 compared to selling, general and administrative expenses of $38,043 during the six months ended September 30, 2016.   Selling, general and administrative expenses for the six months ended September 30, 2017 consisted primarily of payroll and related costs of $24,000, and office expenses of $9,035 The decrease was due to a reduction in office expenses.

Depreciation, Depletion, and Amortization

Depreciation, Depletion, and Amortization was $993 for the three months ended September 30, 2017, a decrease of $4,479 compared to $5,472 for the three months ended September 30, 2016.  Depreciaton, Depletion and Amorization decreased due the drop in the value of depletable oil and gas properties.

Depreciation, Depletion, and Amortization was $3,842 for the six months ended September 30, 2017, a decrease of $7,883 compared to $11,725 for the six months ended September 30, 2016. Depreciaton, Depletion and Amorization decreased due the a drop in the value of depletable oil and gas properties.

Interest Expense, net of Interest Income

Interest expense, net of interest income was $2,871 for the three months ended September 30, 2017, a decrease of $28 compared to $2,899 for the three months ended September 30, 2016.

Interest expense, net of interest income was $5,741 for the six months ended September 30, 2017, a decrease of $26 compared to interest expense of $5,767 for the six months ended September 30, 2016.

Net Loss

Our net loss for the three months ended September 30, 2017, was $32,503 an increase of $4,134 compared to net loss of $28,369, during the six months ended September 30, 2016. The increase was due to higher lease operating expenses.

Our net loss for the six months ended September 30, 2017, was $63,054 a increase of $2,410 compared to net loss of $60,644, during the six months ended September 30, 2016. The increase was due to higher lease operating expenses.

LIQUIDITY AND CAPITAL RESOURCES

The Company has minimal revenues from our remaining oil and gas assets. We are in need of additional cash resources to maintain our operations. Our cash and cash equivalents were $99,629 on September 30, 2017, compared to $104,574 on March 31, 2017. We met our liquidity needs through the issuance of our common and preferred stock for cash and the revenue derived from our oil and gas operations.

As of September 30, 2017, the Company had a working capital deficit of $1,092,506, had incurred losses since inception of $34,253,032, and have not yet received any revenue from the sale our CBD skincare products. These factors raise substantial doubt about its ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent on its ability to raise additional capital or obtain necessary debt financing. The Company is presently dependent on its controlling shareholder to provide us funding for its daily operation and expenses, including professional fee and fees charged by regulators, although he is under no obligation to do so.

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

Investing activities

We sold the property in Lipscomb County, Texas, for $13,000, with $3,564 loss in sale of the property during the six month periods ended September 30, 2017.

We did not invest any funds during the six month periods ended September 30, 2016.

Financing Activities

We did not receive any funds from financing activities during the six month periods ended September 30, 2017 and September 30, 2016.

Operating activities

Our net loss for the three months ended September 30, 2017, was $32,503 an increase of $4,134 compared to net loss of $28,369, during the six months ended September 30, 2016. The increase was due to higher lease operating expenses.

Our net loss for the six months ended September 30, 2017, was $63,054 a increase of $2,410 compared to net loss of $60,644, during the six months ended September 30, 2016. The increase was due to higher lease operating expenses.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934). Management has assessed the effectiveness of our internal control over financial reporting under COSO Framework 2013 as of September 30, 2017 based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management concluded that, as of September 30, 2017, our internal control over financial reporting was not effective. The material weaknesses identified related to (i) a lack of accounting staff and resources with appropriate knowledge of U.S. GAAP and SEC reporting and compliance requirements; (ii) a lack of sufficient documented financial closing policies and procedures; and (iii) a lack of independent directors and an audit committee.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting identified during this quarter ended September 30, 2017, which have materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

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

Groove Botanicals, Inc.

Date: April 25, 2019	By:	/s/ Kent Rodriguez
Kent Rodriguez
Chief Executive Officer
Chief Financial and Accounting Officer

