Form 10-Q
period 2017-12-31
GROOVE BOTANICALS INC.
filed 2019-04-25
CIK 918573

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

____________

FORM 10-Q

____________

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2017

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

1

2

Groove Botanicals, Inc.
Condensed Consolidated Balance Sheets

	December 31, 2017 (Unaudited)	March 31, 2017
Assets
Current Assets:
Cash and cash equivalents	$99,380	$104,574
Total current assets	99,380	104,574
Property and equipment, net	5,662	9,061
Unproven oil & gas properties	177,000	177,000
Producing oil & gas properties, net	13,775	34,585
Total Assets	$295,817	$325,220

The accompanying notes are an integral part of these financial statements.

Groove Botanicals, Inc.
Condensed Consolidated Balance Sheets (Continued)

	December 31, 2017 (Unaudited)	March 31, 2017
Liabilities and Equity
Current Liabilities:
Accounts payable and accrued liabilities	$234,955	$208,459
Accrued payroll - related parties	232,017	219,562
Dividends payable	509,429	357,563
Dividends payable – related party	106,450	76,450
Accrued liabilities to joint interest	10,918	10,918
Notes payable - related party	20,000	20,000
Notes payable	149,200	149,200
Total current liabilities	1,262,969	1,042,152
Accrued asset retirement obligation (ARO) liability	161,579	150,306
Total Liabilities	1,424,548	1,192,458
Deficit
Preferred stock
Convertible Preferred stock Issued to Related Party, Series A, $0.10 par value, 1,000,000 shares authorized; 100 shares issued and outstanding as of December 31, 2017 and March 31, 2017, liquidation preference of $606,450 and $576,450 as of December 31, 2017 and March 31, 2017, respectively	10	10
Preferred stock, Series B, $.10 par value, 2,000 shares authorized; 1,983 and 1,983 shares issued and outstanding as of December 31, 2017 and March 31, 2017, liquidation preference of $2,460,392 and $2,326,526 as of December 31, 2017 and March 31, 2017, respectively	198	198
Common stock, $.001 par value: 200,000,000 shares authorized 18,198,062 and 18,198,062 shares issued and outstanding at December 31, 2017 and March 31, 2017, respectively	18,198	18,198
Additional paid in capital	32,993,499	32,993,499
Accumulated deficit	(34,328,577)	(34,012,256
Total Stockholders' (Deficit)	(1,316,672)	(1,000,351)
Non-controlling Interest	187,941	133,113
Total (Deficit)	(1,128,731)	(867,238)
Total Liabilities and Deficit	$295,817	$325,220

The accompanying notes are an integral part of these financial statements.

Groove Botanicals, Inc.
Condensed Consolidated Statements of Operations

	For the Three Months Ended		For the Nine Months Ended
	December 31, 2017	December 31, 2016	December 31, 2017	December 31, 2016
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Oil & Gas Sales	$28,634	$19,600	$51,121	$45,716
Operating expenses:
Lease operating expense, severance taxes and ARO accretion	12,159	8,676	51,518	39,901
Selling, general and administrative expenses	28,544	125,795	61,579	163,838
Depreciation, depletion, and amortization	1,631	6,523	5,473	18,248
Total operating expenses	42,334	140,994	118,570	221,987
Operating loss	(13,700)	(121,394)	(67,449)	(176,271)
Other expense:
Other miscellaneous loss	—	—	(3,564)
Interest expense, net	(2,873)	(2,900)	(8,614)	(8,667)
Total other expense	(2,873)	(2,900)	(12,178)	(8,667)
Loss before income tax	(16,573)	(124,294)	(79,627)	(184,938)
Provision for income taxes	—	—	—	—
Net loss	(16,573)	(124,294)	(79,627)	(184,938)
Less net loss attributable to noncontrolling interests	8	$31,589	24	31,647
Net loss attributable to the Company	$(16,565)	$(92,705)	$(79,603)	$(153,291)
Preferred stock dividends	$(60,622)	$(56,655)	$(181,866)	$(168,891)
Net loss attributable to common shareholders	$(77,187)	$(149,360)	$(261,469)	$(322,182)
Net loss per share – basic and diluted	(0.004)	(0.008)	(0.014)	(0.018)
Weighted average shares outstanding basic and diluted	18,198,062	18,198,062	18,198,062	18,198,062

The accompanying notes are an integral part of these financial statements.

Groove Botanicals, Inc.
Condensed Consolidated Statement of Cash Flows

	For the Nine Months ended
	December 31, 2017	December 31, 2016
	Unaudited	Unaudited
Cash flows from operating activities:
Net loss	$(79,627)	$(184,938)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock issued for services	—	53,300
Depreciation	3,399	3,399
Depletion	2,074	14,849
ARO Depreciation	2,172	2,172
Loss on sale of property	3,564	—
Net change in operating assets and liabilities:
Accounts payable and other accrued expenses	26,496	6,285
Accrued payroll – related parties	12,455	14,250
Asset retirement obligation	11,273	9,317
Net cash (used in) operating activities	(18,194)	(81,366)
Cash flows from investing activities:
Cash received on sale of property	13,000	—
Net cash provided by investing activities	13,000	—
Cash flows from financing activities:
Non-Controlling Interest stock sale	—	100,000
Net cash provided by financing activities	—	100,000

The accompanying notes are an integral part of these financial statements.

Groove Botanicals, Inc.
Condensed Consolidated Statement of Cash Flows (Continued)

	For the Nine Months ended
	December 31, 2017	December 31, 2016
	(Unaudited)	(Unaudited)
Net (decrease) in cash and cash equivalents	(5,194)	18,634
Cash and cash equivalents at beginning of period	104,574	108,220
Cash and cash equivalents at end of period	$99,380	$126,854
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$—	$—
Taxes	$—	$—
Common stock issued in exchange for consulting services	$—	$3,300
Preferred stock issued in exchange for consulting services	$—	$50,000

The accompanying notes are an integral part of these financial statements.

GROOVE BOTANICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (which include only normal recurring adjustments) necessary to present fairly the balance sheets of Groove Botanicals, Inc. and subsidiaries as of December31, 2017 and the results of their operations for the three months and nine months ended December 31, 2017 and 2016, and cash flows for the nine months ended December 31, 2017 and 2016, and are not necessarily indicative of the results to be expected for the entire year.

GROOVE BOTANICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017

(Unaudited)

Going Concern

The Company has minimal revenues from our remaining oil and gas assets. We are in need additional cash resources to maintain our operations. The company has incurred a loss of $34,328,577 from inception through December 31, 2017. The Company has a working capital deficit of $1,163,589 and total deficit of $1,128,731 at December 31, 2017. The company has not yet received any revenue from the sale our CBD skincare products. These factors raise substantial doubt about its ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent on its ability to raise additional capital or obtain necessary debt financing. The Company is presently dependent on its controlling shareholder to provide us funding for its daily operation and expenses, including professional fee and fees charged by regulators, although he is under no obligation to do so.

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

December 31, 2017

(Unaudited)

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

Oil and Natural Gas Properties

The Company follows the full cost method of accounting for natural gas and oil properties.  Under the full cost concept, all costs incurred in acquiring, exploring, and developing properties cost center are capitalized when incurred and are amortized as mineral reserves in the cost center are produced, subject to a limitation that the capitalized costs not exceed the value of those reserves.  The unamortized costs relating to a property that is surrendered, abandoned, or otherwise disposed of are accounted for as an adjustment of accumulated amortization, rather than as a gain or loss that enters into the determination of net income, until all of the properties constituting the amortization base are disposed of, at which point gain or loss is recognized. All acquisition, exploration, and development costs are capitalized. The Company capitalizes all internal costs, including: salaries and related fringe benefits of employees directly engaged in the acquisition, exploration and development of natural gas and oil properties, as well as other identifiable general and administrative costs associated with such activities.  During the three and nine month period ended December 31, 2017, no acquisition costs were capitalized. Oil and natural gas properties are reviewed for recoverability at least annually or when events or changes in circumstances indicate that its carrying value may exceed future undiscounted cash inflows. For the three and nine months ended December 31, 2017 and 2016, the company impaired $0 and $0 in Oil and Gas Properties.

Property and Equipment, net

Property and equipment is reviewed for recoverability when events or changes in circumstances indicate that its carrying value may exceed future undiscounted cash inflows. As of December 31, 2017 and March 31, 2017, the Company had not identified any such impairment. Repairs and maintenance are charged to operations when incurred and improvements and renewals are capitalized.

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

December 31, 2017

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

December 31, 2017

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

GROOVE BOTANICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017

(Unaudited)

NOTE 2: PROPERTY AND EQUIPMENT, NET

A summary of property and equipment at December 31, 2017 and March 31, 2017 is as follows:

	December 31, 2017	March 31, 2017
Office Equipment	$41,778	$41,778
Vehicles	22,657	22,657
	64,435	64,435
Less: Accumulated depreciation	(58,773)	(55,374)
Total	$5,662	$9,061

Depreciation expense for the three months periods ended December 31, 2017 and 2016 was $1,133 and $1,133, respectively.

Depreciation expense for the nine months periods ended December 31, 2017 and 2016 was $3,399 and $3,399, respectively.

NOTE 3: OIL AND GAS PROPERTY ACTIVITY

Producing oil and gas properties consist of the following at December 31, 2017 and March 31, 2017:

	December 31, 2017	March 31, 2017
	(Unaudited)
Lincoln County, Oklahoma	$111,402	$111,402
Lipscomb County, Texas	—	250,082
Miller County, Arkansas	139,909	139,909
Ward Petroleum Assets	290,500	290,500
Kensington Energy Assets	120,000	120,000
Other Properties	325,185	325,185
Total Properties	986,996	1,237,078

Asset retirement cost, net	29,712	31,884
Property impairments	(401,636)	(635,154)
Less: Depletion	(601,297)	(599,223)
Net	$13,775	$34,585

For the three month periods ended December 31, 2017 and 2016, depletion per Bbl was $1.30 and $8.81.

For the nine month periods ended December 31, 2017 and 2016, depletion per Bbl was $1.30 and $8.81.

NOTE 4: ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consisted of the following:

	December 31, 2017	March 31, 2017
	(Unaudited)
Accounts payable	$157,091	$132,746
Accrued interest	77,864	75,713
Total	$234,955	$208,459

GROOVE BOTANICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017

(Unaudited)

NOTE 5: NOTES PAYABLE

Notes Payable are summarized as follows:

	December 31, 2017	March 31, 2017
	(Unaudited)
Notes payable – long-term portion	$—	$—
Notes payable – current portion	149,200	149,200
Total	$149,200	$149,200

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

 NOTE 6: RELATED PARTY TRANSACTIONS

Notes Payable

On April 21, 2011, Mr. Rodriguez advanced the Company $35,000. As of December 31, 2017 and March 31, 2017, amount outstanding is $20,000. This note is non-interest bearing and is due on demand.

Series A Convertible Preferred Stock issued to Related Party

Refer to Notes 8, STOCKHOLDERS’ EQUITY, for details of series A convertible preferred stock issued to related party transactions.

GROOVE BOTANCALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017

(Unaudited)

Employment Agreements

In 2017, Mr. Rodriguez, our President, was under an employment agreement dated April 1, 2015 that expires on March 31, 2019,  The Company charged to operations the amount of $12,000 and $36,000 for the three and nine month periods ended December 31, 2017 and December 31, 2016, of which $7,520 and $23,545 was paid to him during the three month and nine month periods ending December 31, 2017, and $12,450 and $21,750 during the three and nine month periods ending December 31 2016, respectively.  As of December 31, 2017, and March 31, 2017, the balances of accrued and unpaid salaries were $232,017 and $219,562.

NOTE 7: INCOME TAXES

Deferred income taxes result from the temporary difference arising from the use of accelerated depreciation methods for income tax purposes and the straight-line method for financial statement purposes, and an accumulation of Net Operating Loss carry-forwards for income tax purposes with a valuation allowance against the carry-forwards for book purposes.

In assessing the value of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Included in deferred tax assets are Federal and State net operating loss carry forwards of $34,328,577, which will expire beginning in 2028.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon our cumulative losses through December 31, 2017, we have provided a valuation allowance reducing the net realizable benefits of these deductible differences to $0 at December 31, 2017.  The amount of the deferred tax asset considered realizable could change in the near term if projected future taxable income is realized.  Due to significant changes in the Company's ownership, the Company's future use of its existing net operating losses may be limited.

	December 31, 2017	March 31, 2017
	(Unaudited)
U.S. Federal statutory graduated rate	35.00%	35.00%
State income tax rate, net of federal benefit	6.47%	6.47%
Net rate	41.47%	41.47%
Net operating loss used	0.00%	0.00%
Net operating loss for which no tax benefits is currently available	(41.47)%	(41.47)%
	0.00%	0.00%

NOTE 8: STOCKHOLDERS' DEFICIT

Preferred Stock

Series A Convertible Preferred Stock Issued to Related Party

The company is authorized 1,000,000 shares of preferred stock, par value of $0.10 per share. The 100 shares of Series A Convertible Preferred Stock Issued to Related Party (“Series A Convertible Preferred Stock”) were issued on June 3, 2002 as payment for $500,000 in promissory notes, are convertible into the number of shares of common stock sufficient to represent forty percent (40%) of the fully diluted shares outstanding after their issuance The holder of these shares of Series A Convertible Preferred Stock is our President, Kent Rodriguez. The Series A Convertible Preferred Stock pays an eight percent (8%) dividend. The dividends are cumulative and payable quarterly. The Series A Convertible Preferred Stock carries liquidating preference, over all other classes of stock, equal to the amount paid for the stock plus any unpaid dividends. The Series A Convertible Preferred Stock provides for voting rights on an "as converted to common stock" basis.

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

GROOVE BOTANCIALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017

(Unaudited)

As of December 31, 2017, the Company has 100 shares of Series A convertible preferred stock issued and outstanding.

During the three months ended December 31, 2017 and 2016, the Company incurred $10,000 and $10,000 in Series A Convertible Preferred Stock dividends, paid $0 and $0 for the three months ended December 31, 2017 and 2016. During the nine months ended December 31, 2017 and 2016, the Company incurred $30,000 and $30,000 in Series A Convertible Preferred Stock dividends, and paid $0 and $1,000 for the nine months ended December 31, 2017 and 2016. As of December 31, 2017 and March 31, 2017, the accrued balance due Mr. Rodriguez was $106,450 and $76,450 respectively. The liquidation preference of Series A Convertible Preferred Stock as of December 31, 2017 and March 31, 2017 was $606,450 and $576,450 or $6,064.50 and $5,764.50 per share.

Dividends payable for Series A convertible preferred stock at December 31, 2017 and March 31, 2017 were $106,450 and $76,450, respectively.

Series B Preferred Stock

In March, 2013, our Board of Directors authorized the issuance of 2,000 shares of Series B Preferred Stock, (the "Series B Preferred Stock").  The face amount of share of the Series B Preferred Stock is $1,000.  As of December 31, 2017 and March 31, 2017, the Company has 1,983 and 1,983 shares of Series B preferred stock respectively issued and outstanding.

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

During the nine month periods ended December 31, 2017 and December 31, 2016, the Company did not issue any Series B Preferred Stock.

During the three month periods ended December 31, 2017 and 2016, the Company incurred $44,622 and $44,622 in dividends on Series B preferred stock.  The Company did not pay any dividends for the three or nine months period ended December 31, 2017 and December 31, 2016.

During the nine month periods ended December 31, 2017 and 2016, the Company incurred $133,866 and $133,866 in dividends on Series B preferred stock. Dividends payable for Series B Preferred Stock at December 31, 2017 and March 31, 2017 were $477,392 and $343,526 respectively. The liquidation preference of Series B Preferred Stock as of December 31, 2017 and March 31, 2017 was $2,460,392 and $2,326,526 or $1,240,74 and $1,173.24 per share, respectively.

Total dividends payable from both Series A and Series B preferred shares at December 31, 2017 and March 31, 2017 were $583,842 and $419,976 respectively.

AFS Holdings, Inc. Series A Preferred Stock

On October 5, 2015, the Articles of Incorporation of AFS were amended to authorize the issuance of 5,000,000 shares of Preferred Stock, par value $0.001, of which 1,000 shares are designated as Series A Preferred Stock. As of December 31, 2017 and March 31, 2017, the Company has 200 shares of Series A preferred stock respectively, issued and outstanding.

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

During the three months ended December 31, 2017, the Company did not issue any Series A Preferred Stock. During the three months ended December 31, 2016, AFS issued issued 50 shares of its Series A Preferred Stock for consulting services and 100 shares for $100,000 in cash to an unaffiliated third parties.

During the three month periods ended December 31, 2017 and 2016, the Company incurred $6,000 and $2,037 in dividends on Series A preferred stock.  The Company did not pay any dividends for the three or nine months periods ended December 31, 2017 and December 31, 2016.

During the nine month periods ended December 31, 2017 and 2016, the Company incurred $18,000 and $5,037 in dividends on Series A preferred stock. Dividends payable for Series A Preferred Stock at December 31, 2017 and March 31, 2017 were $32,037 and $14,037 respectively. The liquidation preference of Series A Preferred Stock as of December 31, 2017 and March 31, 2017 was $232,037 and $214,037 or $1,160.19 and $1,070.19 per share, respectively.

GROOVE BOTANCIALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017

(Unaudited)

Common Stock

We did not issue any common stock for the three and nine month periods ended December 31, 2017 and December 31, 2016.

Our subsidiary AFS, Inc., issued 825,000 Shares of common stock to 100,000 to our President, 25,000 shares to each of our directors, 50,000 shares to a holder of our Series A Preferred Stock for consulting services rendered, 100,000 shares for consulting services rendered and 500,000 shares to a consultant for services rendered., during the three month period ending December 31, 2016.

Warrants

There are no warrants outstanding as of December 31, 2017 and March 31, 2017.

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

NOTE 10: LOSS PER SHARE

ASC 260-10-45 requires a reconciliation of the numerator and denominator of the basic and diluted earnings per share (EPS) computations. We have included the basic and diluted earnings per share (EPS) computation for the three and nine months periods ended December 31, 2017 and 2016.

Basic and diluted earnings per share for each of the periods presented is calculated as follows:

	For the nine months ended December 31,	For the nine months ended December 31,
	2017	2016
	(Unaudited)	(Unaudited)
Net loss	$(79,603)	$(153,291))
Less: Preferred stock dividends	(181,866)	(168,891)
Net loss attributable to common shareholders (numerator for basic loss per share)	(261,469)	(322,182)
Weighted average number of common shares outstanding - Basic	18,198,062	18,198,062
Effect of diluted securities:
Series A Convertible Preferred Stock Issued to Related Party	—	—
Weighted average number of common shares outstanding - Diluted	18,198,062	18,198,062
Loss per share- Basic	$(0.014)	$(0.018)
Loss per share- Diluted	$(0.014)	$(0.018)

	For the three months ended December 31,	For the three months ended December 31,
	2017	2016
	(Unaudited)	(Unaudited)
Net loss	$(16,565)	$(92,705)
Less: Preferred stock dividends	(60,622)	(56,655)
Net loss attributable to common shareholders (numerator for basic earnings per share)	(77,187)	(149,360)
Weighted average number of common shares outstanding - Basic	18,198,062	18,198,062
Effect of diluted securities:
Series A Convertible Preferred Stock Issued to Related Party	—	—
Weighted average number of common shares outstanding Diluted	18,198,062	18,198,062
Loss per share- Basic	$(0.004)	$(0.008)
Loss per share- Diluted	$(0.004)	$(0.008)

GROOVE BOTANICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017

(Unaudited)

For the three months ending December 31, 2017 and December 31, 2016, the diluted earnings per share calculation did not include the effect of the shares resulted from assumed conversion of the Series A convertible preferred stock and the shares convertible from convertible notes payable with the principal amount of $149,200 and the related accrued interest, because the effect is anti-dilutive, as the Company incurred a loss during the periods.

For the nine months ending December 31, 2017 and December 31, 2016, the diluted earnings per share calculation did not include the effect of the shares resulted from assumed conversion of the Series A convertible preferred stock and the shares convertible from convertible notes payable with the principal amount of $149,200 and the related accrued interest, because the effect is anti-dilutive, as the Company incurred a loss during the periods.

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

On January 29, 2018 the Company executed a Promissory Note between the Company and Carebourn Capital, LLC in the amount of $230,000. On December 18, 2018, the maturity date of this note was extended until July 31, 2019.

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

GOING CONCERN

The Company has minimal revenues from our remaining oil and gas assets. We are in need additional cash resources to maintain our operations. The Company has a working capital deficiency of $1,163,589, total deficit of $1,128,731 and has incurred losses since inception of $34,328,577, and have not yet received any revenue from the sale our CBD skincare products. These factors raise substantial doubt about its ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent on its ability to raise additional capital or obtain necessary debt financing. The Company is presently dependent on its controlling shareholder to provide us funding for its daily operation and expenses, including professional fee and fees charged by regulators, although he is under no obligation to do so.

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

Results of Operations

Three and nine month periods ended December 31, 2017 compared to the three and nine month periods ended December 31, 2016:

Revenues

Revenues for the three months ended December 31, 2017 were $28,634, an increase of $9,034 compared to revenue of $19,600 for the three months ended December 31, 2016.  Revenues increased due to the receipt of $28,365 in unclaimed royalties from the State of Oklahoma compared to unclaimed royalties in the amount of $9,600 for the three months ended December 31, 2016, and no consulting income in the three months ended December 31, 2017.

Revenues for the nine months ended December 31, 2017 were $51,121, an increase of $5,405 compared to revenue of $45,716 for the nine months ended December 31, 2016.  Revenues increased due to the receipt of $50,851 in unclaimed royalties from the State of Oklahoma compared to unclaimed royalties in the amount of $25,716 for the nine months ended December 31, 2016, and no consulting income in the nine months ended December 31, 2017.

Lease Operating Expenses

During the three months ended December 31, 2017, our lease operating expenses were $12,159, an increase of $3,483 compared to $8,676 for the three months ended December 31, 2016.  The increase was due to operating costs on the Company's properties purchased from Kensington Energy.

During the nine months ended December 31, 2017, our lease operating expenses were $51,518, an increase of $11,617 compared to $39,901 for the nine months ended December 31, 2016.  The increase was due to operating costs on the Company's properties purchased from Kensington Energy and an increase in operating costs on our properties in Lincoln County, Oklahoma.

Selling, General, and Administrative Expenses

Selling, general and administrative expenses for the three months ended December 31, 2017 were $28,544, a decrease of $97,251 compared to selling, general and administrative expenses of $125,795 during the three months ended December 31, 2016.   Selling, general and administrative expenses for the three months ended December 31, 2017 consisted primarily of payroll and related costs of $12,000 and office expense of $16,544. The decrease was due to a reduction in legal, accounting and consulting fees.

Selling, general and administrative expenses for the nine months ended December 31, 2017 were $61,579, a decrease of $102,259 compared to selling, general and administrative expenses of $163,838 during the nine months ended December 31, 2016.   Selling, general and administrative expenses for the nine months ended December 31, 2017 consisted primarily of payroll and related costs of $36,000; travel and entertainment expenses of $2,431, and $23,148 in office expenses. The decrease was due to a reduction in legal, accounting and consulting fees.

Depreciation, Depletion, and Amortization

Depreciation, Depletion, and Amortization was $1,631 for the three months ended December 31, 2017, an decrease of $4,892 or compared to $6,523 for the three months ended December 31, 2016.  Depreciation, Depletion and Amorization decreased due to the drop in the value of depletable oil and gas properties.

Depreciation, Depletion, and Amortization was $5,473 for the nine months ended December 31, 2017, a decrease of $12,775 compared to $18,248 for the nine months ended December 31, 2016. Depreciation, Depletion and Amorization decreased due to the drop in the value of depletable oil and gas properties.

Interest Expense, net of Interest Income

Interest expense, net of interest income was $2,873 for the three months ended December 31, 2017, a decrease of $27 compared to interest expense, net of interest income of $2,900 for the three months ended December 31, 2016.

Interest expense, net of interest income was $8,614 for the nine months ended December 31, 2017, a decrease of $53 compared to interest expense, net of interest income of $8,667 for the nine months ended December 31, 2016.

Net Loss

Our net loss for the three months ended December 31, 2017, was $16,573 a decrease of $107,721 compared to a net loss of $124,294 during the three months ended December, 2016. The decrease was due to an increase in revenue and a decrease in operating expenses during the three months ended December 31,2017.

Our net loss for the nine months ended December 31, 2017, was $79,627 a decrease of $105,311 or acompared to a net loss of $184,938, during the nine months ended December 31, 2016. The decrease was due to an increase in revenue and a decrease in operating expenses during the nine months ended December 31,2017.

LIQUIDITY AND CAPITAL RESOURCES

The Company has minimal revenues from our remaining oil and gas assets. We are in need of additional cash resources to maintain our operations. Our cash and cash equivalents were $99,380 on Decmber 31, 2017, compared to $104,574 on March 31, 2017. We met our liquidity needs through the issuance of our common and preferred stock for cash and the revenue derived from our oil and gas operations.

As of December 31, 2017, the Company had a working capital deficit of $1,163,589, has incurred losses since inception of $34,328,577 and have not yet received any revenue from the sale our CBD skincare products. These factors raise substantial doubt about its ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent on its ability to raise additional capital or obtain necessary debt financing. The Company is presently dependent on its controlling shareholder to provide us funding for its daily operation and expenses, including professional fee and fees charged by regulators, although he is under no obligation to do so.

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

Investing activities

We sold the property in Lipscomb County, Texas, for $13,000, with $3,564 loss in sale of the property during the nine month period ended on December 31, 2017.

We did not invest any funds during the nine month period ended December 31, 2017.

Financing Activities

During the three month period ended December 30, 2017 we did not receive any funds from financing activities. During the three months ended December 31, 2016, the Company received $100,000 from the sale of preferred stock.

Operating activities

Our net loss for the three months ended December 31, 2017, was $16,573 a decrease of $107,721 compared to a net loss of $124,294 during the three months ended December 31, 2016. The decrease was due to an increase in revenue and a decrease in operating expenses during the three months ended December 31,2017.

Our net loss for the nine months ended December 31, 2017, was $79,627 a decrease of $105,311 or acompared to a net loss of $184,938, during the nine months ended December 31, 2016. The decrease was due to an increase in revenue and a decrease in operating expenses during the nine months ended December 31,2017.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting identified during this quarter ended December 31, 2017, which have materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

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

