Form 10-Q
period 2023-09-30
GROOVE BOTANICALS INC.
filed 2024-01-11
CIK 918573

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

____________

FORM 10-Q

____________

☑  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

Or

☐  TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission File Number: 000-23476

GROOVE BOTANICALS, INC.

(Exact Name of Small Business Issuer as specified in its charter)

Nevada	84-1168832
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)

310 Fourth Avenue South, Suite 7000

Minneapolis, MN 55415

(Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code:

(612) 315-5068

Securities registered pursuant to Section 12(b) of the Act: None

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated Filer	☑	Smaller reporting company	☑
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑

58,643,062  shares of our common stock were issued and outstanding as of January 10, 2024.

Groove Botanicals, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

	(Unaudited)	(Audited)
	September 30,	March 31,
	2023	2023

ASSETS
Current Assets:
Cash and Cash Equivalents	$2,846	$4,566
Accounts Receivable	25	25
Prepaid Expenses	352	390
Total Current Assets	3,223	4,982

TOTAL ASSETS	$3,223	$4,982

LIABILITIES & STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts Payable and Accrued Liabilities	$44,940	$44,489
Interest Payable	19,678	14,678
Related Party Payable	368,442	301,100
Convertible Notes Payable	100,000	100,000
Dividends Payable - Related Party	109,235	—
Total Current Liabilities	642,295	460,267

Total Liabilities	642,295	460,267

Stockholders' Deficit
Preferred Stock, Series A, $0.10 par value, 100 shares authorized; 100 shares issued and outstanding as of September 30, 2023, and March 31, 2023	10	10
Preferred Stock, Series B, $0.10 par value, 2,000 shares authorized; 1,983 shares issued and outstanding as of September 30, 2023, and March 31, 2023	198	198
Common Stock, $0.001 par value, 200,000,000 shares authorized; 58,643,062 and 57,643,062 shares issued and outstanding as of September 30, 2023 and March 31, 2023, respectively	58,643	57,643
Additional paid-in capital	33,932,511	33,903,511
Accumulated deficit	(34,630,434)	(34,416,648)

Total stockholder's deficit	(639,072)	(455,285)
TOTAL LIABILITIES AND STOCKHOLDER'S DEFICIT	$3,223	$4,982

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Groove Botanicals, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months ended		Six Months ended
	September 30,		September 30,
	2023	2022	2023	2022

Expenses:
Selling, General and Administrative Expenses	$19,434	$21,305	$36,193	$39,973
Rent	4,644	4,581	9,288	8,508
Legal and Professional Expenses	828	19,611	24,070	38,169
Consulting Expense		—	30,000	—
Total Operating Expenses	24,906	45,497	99,551	86,650

Operating Loss	(24,906)	(45,497)	(99,551)	(86,650)

Other Income (Expense)
Amortization of Debt Discount	—	(21,109)	—	(61,890)
Change in Derivative Liability	—	(31,773)	—	52,756
Gain on Settlement of Debt	—	—	—	25,000
Interest Expense	(2,500)	(3,735)	(5,000)	(7,806)
Miscellaneous other income	—	513	—	734
Total Other Income (Expense)	(2,500	(56,104)	(5,000)	8,794

Loss	$(27,406)	$(101,601)	$(104,551)	(77,856)

Dividend on Preferred Stock
Loss attributed to common stockholders	$—	$(101,601)	$—	$(77,856)

Basic and Diluted Earnings (Loss) per Common Share	$(0.00)	$(0.00)	(0.00)	$(0.00)

Weighted Average Common Shares Outstanding – Basic and diluted	58,643,062	52,193,062	58,561,095	52,061,914

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Groove Botanicals, Inc.

Condensed Consolidated Statements of Stockholders' Equity

For the Six Months Ended September 30, 2022

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Common Stock to be Issued		Additional Paid In Capital	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Amount	Amount	Amount

Balance, March 31, 2022 (Audited)	100	$10	1,983	$198	49,193,062	$49,193	3,000,000	$3,000	$33,798,656	$(34,305,992)	$(454,935)
Issuance of Stock for Cash Received in Prior Period	—	—	—	—	3,000,000	3,000	(3,000,000)	(3,000)	—	—	—
Net Income	—	—	—	—	—	—	—	—	—	23,745	23,745
Balance, June 30, 2022 (Unaudited)	100	$10	1,983	$198	52,193,062	$52,193	—	$—	$33,798,656	$(34,282,247)	$(431,190)

Net Income	—	—	—	—	—	—	—	—	—	(101,601)	(101,601)
Balance, September 30, 2022 (Unaudited)	100	$10	1,983	$198	52,193,062	$52,193	—	$—	$33,798,656	$(34,383,848)	$(532,791)

Groove Botanicals, Inc.

Consolidated Statements of Stockholders' Equity

For the Six Months Ended September 30, 2023

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Common Stock to be Issued		Additional Paid In Capital	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Amount	Amount	Amount

Balance, March 31, 2023 (Audited)	100	$10	1,983	$198	57,643,062	$57,643	—	$—	$33,903,511	$(34,416,648)	$(455,285)
Issuance of Stock for Consulting	—	—	—	—	1,000,000	1,000	—	—	29,000	—	30,000
Accrual of Preferred Dividends to Related Party	—	—	—	—	—	—	—	—	—	(54,618)	(54,618)
Net Loss	—	—	—	—	—	—	—	—	—	(77,145)	(77,145)
Balance, June 30, 2023 (Unaudited)	100	$10	1,983	$198	58,643,062	$58,643	—	$—	$33,932,511	$(34,548,410)	$(557,048)

Accrual of Preferred Dividends to Related Party	—	—	—	—	—	—	—	—	—	(54,618)	(54,618)
Net Loss	—	—	—	—	—	—	—	—	—	(27,406)	(27,406)
Balance, September 30, 2023 (Unaudited)	100	$10	1,983	$198	58,643,062	$58,643	—	$—	$33,932,511	$(34,630,434)	$(639,072)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Groove Botanicals, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Months Ended
	September 30,
	2023	2022

Cash Flow From Operating Activities
Net Income (Loss)	$(104,551)	$(77,856)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of Debt Discount	—	61,890
Change in Derivative Liability	—	(52,756)
Gain on Settlement of Debt	—	(25,000)
Stock-Based Compensation for Consulting	30,000	—
Accrued Interest	5,000	7,806
Accrued Payroll	24,000	24,000
Accounts Payable and Accrued Liabilities - Related Party	—	80
Changes in working capital
Decrease in Accounts Receivable	—	210
Decrease in Prepaid Expenses	38	—
Increase (Decrease) in Accounts Payable and Accrued Liabilities	451	(483)
Net Cash Used in Operating Activities	(45,062)	(62,109)

Cash Flow From Investing Activities
Net Cash Provided by (Used in) Investing Activities	—	—

Cash Flow From Financing Activities
Funds Received from Related Party	45,393	151,000
Funds Distributed to Related Party	(2,051)	(4,000)
Repayment of Outstanding Convertible Debt	—	(59,650)
Repayment of Outstanding Contingent Liability	—	(70,350)
Net Cash Provided by (Used in) Financing Activities	43,342	17,000

Net Change in Cash	(1,720)	(45,109)

Cash at Beginning of Period	4,566	48,534

Cash at End of Period	$2,846	$3,425

Net cash paid for:
Interest	$—	$—
Income Taxes	$—	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

GROOVE BOTANICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

(UNAUDITED)

NOTE 1 - ORGANIZATION AND OPERATIONS

Current Operations

Groove Botanicals (“GRVE” or the “Company” or the “Corporation”), a Nevada corporation, is a publicly quoted independent oil and gas producer.

Corporate History

Groove Botanicals, Inc. (the "Company"), (formerly known as Avalon Oil & Gas, Inc.), was originally incorporated in Colorado in April 1991 under the name Snow Runner (USA), Inc. The Company was the general partner of Snow Runner (USA) Ltd.; a Colorado limited partnership to sell proprietary snow skates under the name "Sled Dogs" which was dissolved in August 1992. In late 1993, the Company relocated its operations to Minnesota and in January 1994 changed our name to Snow Runner, Inc. In November 1994 we changed our name to the Sled Dogs Company

In May 1999, we changed our state of domicile to Nevada and our name to XDOGS.COM, Inc.

On July 31, 1998, the Corporation split their shares One (1) for Fifty-Four (54).

On August 24, 2000, the Corporation split their shares One (1) for Five (5) and changed our name from XDOGS.COM to XDOGS, Inc. We changed our symbol from XDGS to XDGI.

On June 22, 2005, the Corporation changed our name from XDOGS, Inc. to Avalon Oil and Gas, Inc. We changed our symbol from XDGI to AOGS.

On July 22, 2005, the Board of Directors and a majority of the Company's shareholders approved an amendment to our Articles of Incorporation to change the Company's name to Avalon Oil & Gas, Inc., and to increase the authorized number of shares of our common stock from 200,000,000 shares to 1,000,000,000 shares par value of $0.001.

On May 15, 2007, the Corporation split their shares One (1) for Twenty (20). We changed our symbol from AOGS to AOGN.

On June 4, 2012, the Board of Directors approved an amendment to our Articles of Incorporation to a reverse split of the issued and outstanding shares of Common Stock of the Corporation (“Shares”) such that each holder of Shares as of the record date of June 4, 2012, shall receive one (1) post-split Share on the effective date of June 4, 2012 for each three hundred (300) Shares owned.  The reverse split was effective on July 23, 2012.

On September 28, 2012, we held a special meeting of Avalon’s shareholders and approved an amendment to the Company’s Articles of Incorporation such that the Company would be authorized to issue up to 200,000,000 shares of common stock.  We filed an amendment with the Nevada Secretary of State on April 10, 2013, to increase our authorized shares to 200,000,000.

On July 23, 2012, the Corporation split their shares One (1) for Three Hundred (300).

On May 14, 2018, the Corporation changed our name from Avalon Oil and Gas, Inc., to Groove Botanicals, Inc. We changed our symbol from AOGN to GRVE. On September 14, 2023, we filed a Form 10 with the Securities and Exchange Commission which will become effective on November 13, 2023.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United Stated of America (“U.S. GAAP”) for unaudited financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The unaudited consolidated financial statements include all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary in order to make the condensed financial statements not misleading. The audited consolidated balance sheet as of March 31, 2023, was derived from the Company’s audited consolidated financial statements at that date.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Specifically, such estimates were made by the Company for the valuation of derivative liability, stock compensation and beneficial conversion feature expenses. Actual results could differ from those estimates.

Financial Instruments

Pursuant to ASC Topic 820, Fair Value Measurements, an entity is required to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 establishes a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used to measure fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. ASC 820 prioritizes the inputs into three levels that may be used to measure fair value:

·	Level 1 applies to assets or liabilities for which there are quoted prices in active markets for identical assets or liabilities.

·	Level 2 applies to assets or liabilities for which there are inputs other than quoted prices that are observable for the asset or liability such as quoted prices for similar assets or liabilities in active markets: quoted prices for identical assets or liabilities in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which significant inputs are observable or can be derived principally from, or corroborated by, observable market data.

·	Level 3 applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.

Net Loss Per Share

Basic net loss per share is computed by dividing the net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted loss per share gives the effect to all dilutive potential common shares outstanding during the period, including stock options, warrants and convertible instruments.  Diluted net loss per share excludes all potentially issuable shares if their effect is anti-dilutive. Under the provisions of ASC 260, “Earnings per Share,” basic loss per common share is computed by dividing net loss available to common shareholders by the weighted average number of shares of common stock outstanding for the periods presented. Diluted net loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that would then share in the income of the Company, subject to anti-dilution limitations. The Company has excluded some instruments from its dilutive shares calculations due to the instruments being anti-dilutive. These instruments previously referenced are convertible preferred shares, specifically Series A preferred shares which can be converted into common shares which after their conversion, would be equal to 51% of the issued and outstanding common stock following the moment of conversion. Furthermore, on January 12, 2018, our Board of Directors agreed that the Designation of the Series A Convertible Preferred Stock be amended by changing the ratio for conversion, in Article IV, subparagraph (a), from 0.4% to 0.51% so that upon conversion the number of shares of common stock to be exchanged shall equal 51% of then issued and outstanding common stock.

Recently Adopted Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new pronouncements that have been issued that might have a material impact on its financial position or results of operations.

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

On December 18, 2019, the FASB issued ASU 2019-12 which modifies ASC 740 to simplify the accounting for income taxes. The ASU’s amendments are based on changes that were suggested by stakeholders as part of the FASB’s simplification initiative (i.e., the Board’s effort to reduce the complexity of accounting standards while maintaining or enhancing the helpfulness of information provided to financial statement users).

ASC 740-10-25, “Accounting for Uncertainty in Income Taxes”, is intended to clarify the accounting for uncertainty in income taxes recognized in a company’s financial statements and prescribes the recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC 740-10-25 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

Under ASC 740-10-25, evaluation of a tax position is a two-step process. The first step is to determine whether it is more-likely-than-not that a tax position will be sustained upon examination, including the resolution of any related appeals or litigation based on the technical merits of that position. The second step it to measure a tax position that meets the more-likely-than-not threshold to determine the amount of benefit to be recognized in the financial statements. A tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement.

Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent period in which the threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not criteria should be de-recognized in the first subsequent financial reporting period in which the threshold is no longer met.

Beneficial Conversion Feature

The Company measures its convertible debt using a nondetachable conversion feature known as a beneficial conversion feature, or BCF. A convertible instrument contains a BCF when the conversion price is less than the fair value of the shares into which the instrument is convertible at the commitment date. From time to time, the Company may issue convertible notes that may contain a beneficial conversion feature. A beneficial conversion feature exists on the date a convertible note is issued when the fair value of the underlying common stock to which the note is convertible into is in excess of the remaining unallocated proceeds of the note after first considering the allocation of a portion of the note proceeds to the fair value of the warrants, if related warrants have been granted. The intrinsic value of the beneficial conversion feature is recorded as a debt discount with a corresponding amount to additional paid-in capital. The debt discount is amortized to interest expense over the life of the note using the effective interest method.

Debt Issuance Cost

Debt issuance costs incurred in connection with the issuance of debt are capitalized and amortized to interest expense over the term of the debt using the effective interest method. The unamortized amount is presented as a reduction of debt on the balance sheet.

In August 2020, the FASB issued ASU No. 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”). ASU 2020-06 simplifies the accounting for convertible debt instruments and convertible preferred stock by removing the existing guidance in ASC 470-20 that requires entities to account for beneficial conversion features and cash conversion features in equity, separately from the host convertible debt or preferred stock. Two methods of transition were permitted upon adoption: full retrospective and modified retrospective. The Company has yet to adopt ASC 2020-06, and expects to adopt this policy on January 1, 2024. The accounting impact will be a reclassification from Additional Paid-In Capital to Retained Earnings.

NOTE 3 - GOING CONCERN

The accompanying condensed consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the consolidated financial statements, the Company has incurred recurring net losses since its inception and has raised limited capital. The Company had a net loss of $104,551 and $77,856 for the nine months ended September 30, 2023, and September 30, 2022, respectively. The Company's accumulated deficit was $34,630,434 and $34,416,648 as of September 30, 2023, and March 31, 2023, respectively. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustment relating to the recoverability and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company is taking certain steps to provide the necessary capital to continue its operations. These steps include but are not limited to: 1) focus on our new business model and 2) raising equity or debt financing. Our auditors express substantial doubt about our ability to continue as a going concern.

NOTE 4 – CASH

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. As of September 30, 2023, the Company’s cash consisted of non-restricted cash.

NOTE 5 – FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company's financial instruments are cash, accounts receivable, accounts payable, notes payable, notes receivable and their carrying amounts are approximate their fair values based on their short-term nature. The recorded values of notes payable and notes receivable approximate their fair values, as interest approximates market rates. Furthermore, the Company had derivative liabilities in its prior fiscal year, which it considered to be a level 3 liability. For more information on the valuation method used for determining the value of the derivative liability, see Note 11.

The Company follows paragraph 825-10-50-10 of the FASB Accounting Standards Codification for disclosures about fair value of its financial instruments and paragraph 820-10-35-37 of the FASB Accounting Standards Codification (“Paragraph 820-10-35-37”) to measure the fair value of its financial instruments. Paragraph 820-10-35-37 establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”) and expands disclosures about fair value measurements. To increase consistency and comparability in fair value measurements and related disclosures, Paragraph 820-10-35-37 establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three (3) broad levels. The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The three (3) levels of fair value hierarchy defined by Paragraph 820-10-35-37 are described below:

Level 1	Quoted market prices available in active markets for identical assets or liabilities as of the reporting date.
Level 2	Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date.
Level 3	Pricing inputs that are generally observable inputs and not corroborated by market data.

Financial assets are considered Level 3 when their fair values are determined using pricing models, discounted cash flow methodologies or similar techniques and at least one significant model assumption or input is unobservable. A slight change in unobservable inputs such as volatility can significantly have a significant impact on the fair value measurement of the derivatives liabilities.

The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs.  If the inputs used to measure the financial assets and liabilities fall within more than one level described above, the categorization is based on the lowest level input that is significant to the fair value measurement of the instrument.

The carrying amounts of the Company’s financial assets and liabilities, such as cash and accounts payable approximate their fair values because of the short maturity of these instruments.

NOTE 6 – ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

The Company had accounts payable and accrued liabilities of $45,189 and $44,940 outstanding as of September 30, 2023, and March 31, 2023, respectively. These amounts consist of billings to the Company from its various service providers.

NOTE 7 – RELATED PARTY TRANSACTIONS

The Company had a related party payables of $368,442,830 and $301,100 outstanding as of September 30, 2023, and March 31, 2023, respectively. These amounts consist of funds contributed by the management for the purpose of providing financing during periods of low or negative cashflow in order to cover essential costs of continuing operations, as well as funds payable to management as compensation. On an annual basis the company accrues $48,000 of wages payable, $4,000 monthly, to its CEO Kent Rodriguez. On April 1, 2020, the Company entered into an employment agreement with its CEO which designates monthly payments due to CEO Kent Rodriguez in the amount of $4,000 each month. This agreement shall continue for four years until March 31, 2024. These payables accrue no interest and have no maturity date.

On June 3, 2022, the Company received a loan from a related party in the amount of $125,000. These funds were wired to the Company to help it reach settlement of the debts described in the following paragraph.

NOTE 8 – CONVERTIBLE NOTES PAYABLE

The convertible notes payable consisted of a $230,000 Convertible Promissory Note issued on January 30, 2018, to a third party in exchange for cash. Beginning on the issuance date of the Note, the outstanding principal balance of this note accrued annual interest at 10%. The note had a maturity date of January 30, 2019. The note was booked with a debt discount of the full principal balance of $230,000, plus an excess amount booked to interest in the amount of $27,957, as of March 31, 2019. As of March 31, 2021, this entire debt discount had been amortized. Additionally, the note had a variable conversion price per share of a 40% discount to lowest trading price of the previous five trading days prior to the conversion date. Subsequently there was a settlement agreement on June 3, 2021, in which the Company recognized an outstanding convertible debt and related contingent liability pertaining to an outstanding settlement in the amounts of approximately $54,650 and $95,350, respectively. This recognition came as part of a settlement agreement reached on June 3, 2021, in which the prior $230,000 convertible note, as well as approximately $72,458 of related interest was settled into a new convertible debt of $54,650, a contingent liability of $95,350, and two cash payments of $50,000 each to the note holder, which were made on July 20, 2020, and March 10, 2021. This transaction resulted in a gain on debt extinguishment of approximately $52,000. The convertible debt portion had no interest accrual and had a variable conversion price per share of a 60% discount to the average of the previous five-day trading closing bid price. There was also an amendment of the settlement agreement on June 3, 2022, the Company satisfied one of its outstanding convertible debts and related contingent liability in the amounts of approximately $55,000 and $95,000, respectively, via a settlement payment of $125,000, this resulted in a gain on the settlement of debt in the amount of $25,000. Both debts arose on June 3, 2021, when a previous $230,000 convertible note, as well as approximately $72,000 of related interest was then restructured via a settlement agreement into a new convertible debt, related contingent liability, and two corresponding cash payments of $50,000 each. As of March 31, 2023, the debt has been completely paid off and no longer exists.

The convertible notes payable also consists of a $40,000 Convertible Promissory Note issued on March 5, 2021, by management to a third party in exchange for professional services. Beginning on the issuance date of this note, the outstanding principal balance of this note shall bear annual interest at 10%, with interest commencing on the sixth month anniversary of the Issuance Date. The note has a maturity date of June 30, 2022. Additionally, the note has a fixed conversion feature of $0.02 per share, and therefore the Convertible Note is measured at the net of Debt Discount, calculated based off its Beneficial Conversion Features. The note was booked with a debt discount of the full principal balance of $40,000. As of December 31, 2022, this entire debt discount has been amortized, with $37,151 and $2,849 being amortized during the years ended March 31, 2022, and March 31, 2021, respectively. Therefore, as of both December 31, 2022, and March 31, 2021, no corresponding debt discount remained. Details regarding a subsequent settlement of this note can be found in footnote #13 of this report. The balance of the Convertible Promissory Note due to the Holder remained at Thousand Dollars ($40,000) as of December 31, 2022. On January 23, 2023, the Company and the convertible note holder mutually agreed to settle this outstanding convertible note. However, as of September 30, 2023 and March 31, 2023, the settlement remains pending, and the convertible note is still recorded at $40,000 outstanding.

On July 23, 2021, the Company issued a convertible promissory note in the amount of $45,000, with an annual interest rate of 8% and a variable conversion price per share of a 40% discount to the average of the previous three-day trading closing bid price, in exchange for professional and legal services to be rendered. The convertible amount is accounted for based off the outstanding principal and related interest pertaining to the portion convertible debt instrument being converted, multiplied by the previously specified conversion rate. Also, as part of this agreement, common stock was granted equal to 14.9% of the outstanding common shares at the time of issuance, and the stock was transferred in three equal parts to affiliates holding the note; this transaction is detailed in the next paragraph. The note has a maturity date of March 31, 2023. The Company has made a total repayment of 20,000 on this debt as of December 31, 2022. The note had a balance of $25,000 and 35,000 as of December 31, 2022, and March 31, 2022, respectively. On March 28, 2023, the Company and the convertible promissory note holder mutually agreed to settle the outstanding convertible note issued on March 23, 2021, in the original amount of $45,000, with a remaining balance of $30,000 and all accrued interest for $5,000. The $5,000 was wired on March 29, 2023. As of March 31, 2023, the debt has been completely paid off and no longer exists.

On October 1, 2021, the Company issued a convertible promissory note in the amount of $50,000, with an annual interest rate of 5% and a fixed conversion price of $0.02 per share, in exchange for $50,000 received. The note was booked with a debt discount of the full principal balance of $50,000. As of December 31, 2022, the full $50,000 of the debt discount has been amortized. This note had a maturity date of September 30, 2022. Per a board resolution dated February 21, 2023, and corresponding notice of conversion dated February 22, 2023, all debt (principal and interest) related to this convertible note was converted to 2,750,000 shares of common stock, with the conversion effective as of January 31, 2023. These shares were issued to Mill End Capital, Ltd., per correspondence the CEO Kent Rodriguez sent to the Company’s Transfer Agent dated March 1, 2023. As of March 31, 2023, the debt has been completely satisfied and no longer exists.

On March 7, 2022, the Company issued a convertible promissory note in the amount of $60,000, with a maturity date of March 7, 2023, an annual interest rate of 10% and a fixed conversion price of $0.02 per share, in exchange for consulting services. The convertible amount is accounted for based off the outstanding principal and related interest pertaining to the portion convertible debt instrument being converted, multiplied by the previously specified conversion rate. Details regarding a subsequent pending settlement of this note can be found in footnote #13 of this report. On January 23, 2023, the Company and the convertible note holder mutually agreed to settle this outstanding convertible note. However, as of September 30, 2023, the settlement remains pending, and the convertible note is still recorded at $60,000 outstanding.

The Company had a convertible note payable of $100,000 outstanding as of September 30, 2023, and March 31, 2023.

The Company had a convertible note payable of $100,000 and $100,000 outstanding as of September 30, 2023, and the year ended March 31, 2023:

	September 30, 2023	March 31, 2023
Beginning Balance	$100,000	$164,774
Repayments	—	(139,650)
Amortization of discounts	—	74,876
Convertible notes payable, net (Ending Balance)	$100,000	$100,000

Below is the summary of the principal balance and debt discounts as of September 30, 2023:

Convertible Promissory Note Holder	Start Date	End Date	Initial Note Principal Balance	Debt Discounts as of Issuance	Amortization	Debt Discounts as of September 30, 2023 and March 31, 2023
Robert Hymers III	3/5/2021	6/30/2022	$40,000	$40,000	($40,000)	-
Robert Hymers III	3/7/2022	3/7/2023	$60,000	$30,000	($30,000)	-
Total						-
Remaining note principal balance						$100,000
Total convertible promissory notes, net						$100,000

NOTE 9 – PREFERRED STOCK

The Company is authorized to issue 1,000,000 shares of Preferred Stock. We have authorized 100 shares of Series A Preferred Stock and 2,000 shares of Series B Preferred Stock, respectively, both with a par value of $0.10. As of September 30, 2023 and March 31, 2023, there were 100 and 1,983 shares issued and outstanding for Series A Preferred Stock and Series B Preferred Stock, respectively.

Series A Preferred Stock holds designations of cash dividends at the rate of 8% of the amount per share of Series A Preferred Stock per annum in the form of “Preferred Dividends”, voting rights on an as-converted to Common Stock basis, liquidation preferences, and conversion rights in which each share of Series A Preferred Stock shall, upon conversion, represent 0.51% of the then “Fully-Diluted Shares Outstanding” of the Company. On January 12, 2018, our Board of Directors agreed to amend Designation of the Series A Convertible Preferred Stock be amended by changing the ratio for conversion, in Article IV, subparagraph (a), from 0.4% to 0.51% so that upon conversion the number of shares of common stock to be exchanged shall equal 51% of then issued and outstanding common stock. In addition, on January 12, 2018, the Company and the Series A Holder agreed to forgive all accrued interest to date on the Series A, and to pause any accruals until April 1, 2023. The Series A Convertible Preferred Stock carries liquidating preference, over all other classes of stock, equal to the amount paid for the stock plus any unpaid dividends. Currently the value of the liquidation preference is $500,000, the amount of debt that the related party converted into the preferred stock. If this Preferred Stock were to be redeemed by the holder, it would result in an aggregate of the $500,000 liquidation preference, on a per share basis, this would equal $5,000 per share. The Company and Series A Preferred Holder agreed to forgive all accrued interest and arrearages in preferred share dividends of Series A Preferred Stock through March 31, 2023. Dividends began to accrue on the Series A Preferred Stock as of April 1, 2023. During the three and six months ended September 30, 2023, the holder of the Series A preferred shares accrued $10,000 and $20,000 in preferred dividends from the Series A preferred shares.

Series B Preferred Stock holds designations of being ranked junior to the Series A Preferred Stock, cash dividends at the rate of 9% of the amount per share of Series B Preferred Stock per annum in the form of “Preferred Dividends”, a dividend received deduction for federal income tax purposes, liquidation preferences ranked junior to the Series A Preferred Stock, redemption of the Series B Preferred Stock by the Company at 105% of the Stated Value, plus accrued and unpaid Dividends, if prior to the two year anniversary of the Issuance Date, or at 100% of the State Value, plus accrued and unpaid Dividends, if on or after the two year anniversary of the Issuance Date, no voting rights, and right to notice of certain corporate action. All accrued dividends on the Series B has been settled through March 31, 2023, and none currently remains outstanding. Dividends began to accrue on the Series B Preferred Stock as of April 1, 2023. During the three and six months ended September 30, 2023, the holder of the Series B preferred shares accrued $44,618 and $89,236, in preferred dividends from the Series B preferred shares.

NOTE 10 – COMMON STOCK

The Company is authorized to issue 200,000,000 shares of Common Stock, with a par value of $0.001.

On April 8, 2022, the Company issued 500,000 shares of common stock, 250,000 each to two separate parties, of which it had previously committed in exchange for $10,000 it had received, $5,000 from each party, received on March 22, 2022.

On April 8, 2022, the Company issued 2,500,000 shares of common stock, of which it had previously committed in exchange for $40,000 it had received on March 23, 2022.

On April 15, 2023, the Company issued 1,000,000 shares of common stock in exchange for consulting services. These shares were valued at $0.03 per shares per their corresponding consulting agreement.

The Company had 58,643,062 and 57,643,062 shares of common stock issued and outstanding as of September 30, 2023, and March 31, 2023, respectively.

NOTE 11 – DERIVATIVE FINANCIAL INSTRUMENTS

Our Company evaluates all of its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the consolidated statements of operations. The fair value of derivative instruments is recorded and shown separately under liabilities. Changes in the fair value of derivatives liability are recorded in the consolidated statement of operations under other (income) expense. For stock-based derivative financial instruments, the Company uses Black-Scholes Option Pricing model to value the derivative instruments at inception and on subsequent valuation dates. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date. As of September 30, 2023, and March 31, 2023, the Company had no outstanding derivative liabilities.

NOTE 12: COMMITMENTS AND CONTINGENCIES

As of September 30, 2023, the Company has a month-to-month verbal lease agreement with the landlord, in which the Company is obligated to pay $1,200 on a monthly basis.

In the normal course of business, we are subject to potential claims and disputes related to our business, including disputes with third parties over financing arrangements, as well as over service agreements with contractors. Some of these matters may be covered by our insurance and risk management programs or may result in claims or adjustments with our carriers. Management does not believe that the outcome of any of the legal proceedings to which the Company is a party will have a material adverse effect on its financial position or results of operations.

On January 30, 2018, the Company issued a $230,000 Convertible Promissory Note to a third party in exchange for cash. Subsequently there was a settlement agreement on June 3, 2021, in which the Company recognized an outstanding convertible debt and related contingent liability pertaining to an outstanding settlement in the amount of $54,650 and $95,350, respectively. This recognition came as part of a settlement agreement reached on June 3, 2021, in which the prior $230,000 convertible note, as well as approximately $72,458 of related interest was settled into a new convertible debt of $54,650, a contingent liability of $95,350, and two cash payments of $50,000 each to the note holder, which were made on July 20, 2020, and March 10, 2021. This transaction resulted in a gain on debt extinguishment of approximately $52,000. The convertible debt portion has no interest accrual and has a variable conversion price per share of a 60% discount to the average of the previous five-day trading closing bid price. On June 3, 2022, the Company received a loan from a related party in the amount of $125,000. There funds were wired to the Company to help it reach settlement of the debts described earlier within this paragraph.

On June 3, 2022, the Company satisfied the convertible debt and related contingent liability mentioned in the preceding paragraph in the amounts of $54,650 and $95,350, respectively, via a settlement payment of $125,000, this resulted in a gain on the settlement of debt in the amount of $25,000.

NOTE 13 – SUBSEQUENT EVENTS

Management has evaluated subsequent events pursuant to the requirements of ASC Topic 855 and has determined that no material subsequent events exist through the date  of this filing apart from the following:

On December 26, 2023 the Company transfered $40,000 to Robert Hymers III to settle the following convertible notes:

Convertible Promissory Note Holder	Start Date	End Date	Initial Note Principal Balance	Debt Discounts as of Issuance	Amortization	Debt Discounts as of September 30, 2023 and March 31, 2023
Robert Hymers III	3/5/2021	6/30/2022	$40,000	$40,000	($40,000)	-
Robert Hymers III	3/7/2022	3/7/2023	$60,000	$30,000	($30,000)	-
Total						-
Remaining note principal balance						$100,000
Total convertible promissory notes, net						$100,000

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains predictions, estimates and other forward-looking statements relating to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “intends,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or “continue” or the negative of these terms or other comparable terminology. Forward-looking statements involve known and unknown risks, uncertainties and other factors including the risks set forth in the section entitled “Risk Factors” in our Form 10 as filed with the Securities and Exchange Commission (the “SEC”) on April 18, 2023 and our Form 10-K/A as filed on November 6, 2023, that may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements.

Forward-looking statements represent our management’s beliefs and assumptions only as of the date of this Report. You should read this Report with the understanding that our actual future results may be materially different from what we expect.

All forward-looking statements speak only as of the date on which they are made. We undertake no obligation to update such statements to reflect events that occur or circumstances that exist after the date on which they are made, except as required by federal securities and any other applicable law.

The management’s discussion and analysis of our financial condition and results of operations are based upon our condensed financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

The following discussion of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements for the three and six months ended September 30, 2023, and the notes thereto appearing elsewhere in this Report and the Company’s audited financial statements for the fiscal year ended March 31, 2023 included in our Form 10 as filed with the Securities and Exchange Commission (the “SEC”) on Novevember 6, 2023.

General Overview

Groove Botanicals, Inc. (the "Company"), (formerly known as Avalon Oil & Gas, Inc.), was originally incorporated in Colorado in April 1991 under the name Snow Runner (USA), Inc. The Company was the general partner of Snow Runner (USA) Ltd.; a Colorado limited partnership to sell proprietary snow skates under the name "Sled Dogs" which was dissolved in August 1992. In late 1993, the Company relocated its operations to Minnesota and in January 1994 changed our name to Snow Runner, Inc. In November 1994 we changed our name to the Sled Dogs Company. On July 31, 1998, the Corporation split their shares One (1) for Fifty-Four (54). In May 1999, we changed our state of domicile to Nevada and our name to XDOGS.COM, Inc. On August 24, 2000, the Corporation split their shares One (1) for Five (5) and changed our name from XDOGS.COM to XDOGS, Inc. We changed our symbol from XDGS to XDGI. On June 22, 2005, the Corporation changed our name from XDOGS, Inc. to Avalon Oil and Gas, Inc. We changed our symbol from XDGI to AOGS. On July 22, 2005, the Board of Directors and a majority of the Company's shareholders approved an amendment to our Articles of Incorporation to change the Company's name to Avalon Oil & Gas, Inc., and to increase the authorized number of shares of our common stock from 200,000,000 shares to 1,000,000,000 shares par value of $0.001. On May 15, 2007, the Corporation split their shares One (1) for Twenty (20). We changed our symbol from AOGS to AOGN. On June 4, 2012, the Board of Directors approved an amendment to our Articles of Incorporation to a reverse split of the issued and outstanding shares of Common Stock of the Corporation (“Shares”) such that each holder of Shares as of the record date of June 4, 2012 shall receive one (1) post-split Share on the effective date of June 4, 2012 for each three hundred (300) Shares owned. The reverse split was effective on July 23, 2012. On September 28, 2012, we held a special meeting of Avalon’s shareholders and approved an amendment to the Company’s Articles of Incorporation such that the Company would be authorized to issue up to 200,000,000 shares of common stock. We filed an amendment with the Nevada Secretary of State on April 10, 2013, to increase our authorized shares to 200,000,000. On July 23, 2012, the Corporation split their shares One (1) for Three Hundred (300). On May 14, 2018, the Corporation changed our name from Avalon Oil and Gas, Inc., to Groove Botanicals, Inc. We changed our symbol from AOGN to GRVE. On August 2, 2021, we filed a Form 15-12B to suspend our duty to file reports under sections 13 and 15(d) of the securities exchange act of 1934. We filed a Form 10 Registration Statement, as amended, on September 14, 2023 which became effective on November 13, 2023.

Present Operations

We plan to assemble a portfolio of early-stage EV Battery Technologies developed from Universities in Norway, Sweden and Finland, and seek grants from the State of Minnesota Department of Economic Development to find and identify corporate partners to commercialize these technologies and ultimately produce revenues for the Company. The Company does not currently own any patents or technologies related to the EV battery industry, and the process to acquire patents and technologies can be costly, and as such, the Company is not guaranteed to acquire any such patents.

As the Company continues its business development and asset acquisitions, the Company anticipates our capital needs to be between $500,000 and $5,000,000 (varying based on growth strategies).

Employees

We have one full time employee, our President, Kent Rodriguez and a part time administrative assistant. The Board retains consultants and advisors on as needed basis.  They are compensated with cash and also with the issuance of the Company’s common stock.

Facilities

Our corporate office is located at 310 Fourth Avenue South, Suite 7000, Minneapolis, Minnesota 55415. This office space is leased from an unaffiliated third party on a month-to-month lease, for a monthly rental of $1,200.

Results of Operations

Overview

RESULTS OF OPERATIONS AND PLAN OF OPERATION

The following discussion and analysis should be read in conjunction with our condensed consolidated financial statements and notes related thereto. The discussion of results, causes and trends should not be construed to infer conclusions that such results, causes or trends necessarily will continue in the future.

For the three months ended September 30, 2023 and 2022

Revenue

During the three months ended September 30, 2023 and 2022 the Company did not report any revenue from operations.

Operating Expenses

	Three Months ended
	September 30,
	2023	2022

Expenses:
Selling, General and Administrative Expenses	$19,434	$21,305
Rent	4,644	4,581
Legal and Professional Expenses	828	19,611
Consulting Expense	—	—
Total Operating Expenses	24,906	45,497

During the three months ended September 30, 2023 and 2022 the Company incurred operating expenses of $24,906 and $45,497 respecitvely. Selling, general and administrative expenses for the three months ended September 30, 2023 were $19,434 a decrease of $1,871, compared to selling, general and administrative expenses of $21,305 during the three months ended September 30, 2022. Selling, general and administrative expenses for the three months ended September 30, 2023, consisted primarily of payroll and related costs of $12,000, and other selling, general, and administrative expenses of $7,434 Selling, general and administrative expenses for the three months ended September 30, 2022 consisted primarily of payroll and related costs of $12,000 and administrative expenses of $9,305. The decrease was primarily due to a decrease in othergeneral, and administrative expenses in the three months ended September 30, 2023, when compared with the three months ended September 30, 2022. Legal fees were substantially decreased from $19,611 in the three months ended September 30, 2022 to $828 in the three months ended September 30, 2023 predominantly as a result of X. Rent expense over the comparative three months remained relatively consistent at $4,644 and $4,581, respectively for the three months ended September 30, 2023 and 2022. There were no consulting expenses in the comparative three months periods.

 Other Income/(Expense)

During the three months ended September 30, 2023 the Company recorded other expense of $2,500 as compared to other expense of $56,104 in the three months ended September 30, 2022.

Amortization of Debt Discount

Amortization of debt discounts for the comparative three-month periods ended September 30, 2023, and 2022 totaled $0 and $21,109, respectively. The Company fully amortized remaining debt discounts during the fiscal year ended March 31, 2023.

Gain on Settlement of Debt

Gain on settlement of debt for the comparative three month periods ended September 30, 2023 and 2022 were $0 and $0, respectively.

Change in Derivative Liability

The Company recorded a loss of $31,773 with respect to the change in derivative liabilities for the three months ended September 30, 2022, with no comparative results in the three months ended September 30, 2023.

Interest Expense

Interest expense for the comparative three months ended September 30, 2023 and 2022 totaled $2,500 and $3,735, respectively. The decrease to interest expense was directly related to a reduction to the principal balances of certain convertible debt period over period.

Miscellaneous other income

During the three months ended September 30, 2023 and 2022 the Company recorded other income of $0 and $513, respectively.

Net Loss

For the reasons stated above, our net loss for the three months ended September 30, 2023 totaled $27,406, compared to a net loss of $56,104 during the three months ended September 30, 2022.

For the six months ended September 30, 2023 and 2022

Revenue

During the three months ended September 30, 2023 and 2022 the Company did not report any revenue from operations.

Operating Expenses

	Six Months ended
	September 30,
	2023	2022

Expenses:
Selling, General and Administrative Expenses	$36,193	$39,973
Rent	9,288	8,508
Legal and Professional Expenses	24,070	38,169
Consulting Expense	30,000	—
Total Operating Expenses	99,551	86,650

During the six months ended September 30, 2023 and 2022 the Company incurred operating expenses of $99,551 and $86,650 respecitvely. Selling, general and administrative expenses for the six months ended September 30, 2023 were $36,193 a decrease of $3,780, compared to selling, general and administrative expenses of $39,973 during the six months ended September 30, 2022. Selling, general and administrative expenses for the six months ended September 30, 2023, consisted primarily of payroll and related costs of $24,000, and other selling, general, and administrative expenses of $12,193 Selling, general and administrative expenses for the six months ended September 30, 2022 consisted primarily of payroll and related costs of $24,000 and administrative expenses of $15,973. The decrease was primarily due to a decrease in other general, and administrative expenses in the six months ended September 30, 2023, when compared with the six months ended September 30, 2022. Legal fees were substantially decreased from $38,169 in the six months ended September 30, 2022 to $24,070 in the six months ended September 30, 2023 predominantly as a result of X. Rent expense over the comparative six months remained relatively consistent at $9,288 and $8,508, respectively for the six months ended September 30, 2023 and 2022. Consulting expense for the six months ended September 30, 2023 and 2022 totaled $30,000 and $0 respectively. Consulting expenses in the current six months ended June 30, 2023 related to stock based compensation to a consultant by way of the issuance of 1,000,000 shares of common stock valued at $30,000.

Other Income/(Expense)

During the six months ended September 30, 2023 the Company recorded other expense of $5,500 as compared to other income of $8,794 in the six months ended September 30, 2022.

Amortization of Debt Discount

Amortization of debt discounts for the comparative six-month periods ended September 30, 2023, and 2022 totaled $0 and $61,890, respectively. The Company fully amortized remaining debt discounts during the fiscal year ended March 31, 2023.

Gain on Settlement of Debt

Gain on settlement of debt for the comparative six month periods ended September 30, 2023 and 2022 were $0 and $25,000, respectively. The gain on settlement of debt for the three month period ended June 30, 2022 was due to settlements of convertible debts in the period.

Change in Derivative Liability

The Company recorded a gain of $52,756 with respect to the change in derivative liabilities for the six months ended September 30, 2022, with no comparative results in the six months ended September 30, 2023.

Interest Expense

Interest expense for the comparative six months ended September 30, 2023 and 2022 totaled $5,500 and $7,806, respectively. The decrease to interest expense was directly related to a reduction to the principal balances of certain convertible debt period over period.

Miscellaneous other income

During the six months ended September 30, 2023 and 2022 the Company recorded other income of $0 and $734, respectively.

Net Loss

For the reasons stated above, our net loss for the six months ended September 30, 2023 totaled $104,551, compared to a net loss of $77,856 during the six months ended September 30, 2022.

Statement of Cash Flows

Nine months ended September 30, 2023 and 2022

The following table summarizes our cash flows for the comparative six-month periods presented:

	September 30, 2023	September 30, 2022
Net cash used in operating activities	$(45,062)	$(62,109)
Net cash used in investing activities	—	—
Net cash provided by financing activities	43,342	17,000
Decrease in cash	(1,720)	(45,109)
Cash end of period	$2,846	$3,425

Operating activities

Net cash used by operating activities for the six months ended September 30, 2023 was $45,062 compared to $62,109 used in the six months ended September 30, 2022.

Investing activities

There was not cash used by or provided by investing activities in the six months ended September 30, 2023 and 2022.

Financing activities

Our financing activities for the six months ended September 30, 2023, provided cash of $43,342 as compared to cash from financing activities of $17,000 for the six months ended September 30, 2022. We received $45,393 from a related party, offset by repayments to related parties of $2,051 in the six months ended September 30, 2023. In the comparative six months ended September 30, 2022 we received cash from related party of $151,000, offset by repayments to related party of $4,000, and made payments to reduce convertible debt of $59,650 and payments to reduce contingent liabilities of $70,350. We plan to raise additional capital during the current fiscal year.

Liquidity and Capital Resources

We are in need of additional cash resources to maintain our operations. As of September 30, 2023 and March 31, 2023, the Company had a working capital deficit of $639,072 and $455,285, respectively, and has incurred losses since inception of $34,630,434. These factors raise substantial doubt about its ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent on its ability to raise additional capital or obtain necessary debt financing. The Company is presently dependent on its controlling shareholder to provide us funding for its daily operation and expenses, including professional fees and fees charged by regulators, although he is under no obligation to do so. Our auditors express substantial doubt about our ability to continue as a going concern. The Company intends to meet the cash requirements for the next 12 months from the issuance date of this report through a combination of debt and equity financing by way of private placements, friends, family and business associates. The Company currently does not have any arrangements in place to complete any private placement financings and there is no assurance that the Company will be successful in completing any such financings on terms that will be acceptable to it.

If we do not have sufficient working capital to pay our operating costs for the next 12 months, we will require additional funds to pay our legal, accounting and other fees associated with our Company and our filing obligations under United States federal securities laws, as well as to pay our other accounts payable generated in the ordinary course of our business. Once these costs are accounted for, we will focus on assembling a portfolio of early stage EV Battery Technologies developed by Universities in Norway, Sweden and Finland

Any failure to raise money will have the effect of delaying the timeframes in the business plan as set forth above, and the Company may have to push back the dates of such activities.

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

Our cash and cash equivalents were $2,846 on September 30, 2023, compared to $4,566 on March 31, 2023. We met our liquidity needs through the issuance of our common stock and notes payable for cash.

We need to raise additional capital during the fiscal year, but currently have not acquired sufficient additional funding. Our ability to continue operations as a going concern is highly dependent upon our ability to obtain immediate additional financing, which can’t be guaranteed. Unless additional funding is obtained, it is highly unlikely that we can continue to operate. There is no assurance that even with adequate financing or combined operations, we will generate revenues and be profitable.

 Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the consolidated financial statements, the Company has incurred recurring net losses since its inception and has raised limited capital. The Company had a net loss of $104,551 and $77,856 for the nine months ended September 30, 2023, and September 30, 2022, respectively. The Company's accumulated deficit was $34,630,434 and $34,416,648 as of September 30, 2023, and March 31, 2023, respectively. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustment relating to the recoverability and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company is taking certain steps to provide the necessary capital to continue its operations. These steps include but are not limited to: 1) focus on our new business model and 2) raising equity or debt financing. Our auditors express substantial doubt about our ability to continue as a going concern.

Off-Balance Sheet Arrangements

None.

Critical Accounting Estimates

We have adopted various accounting policies that govern the application of accounting principles generally accepted in the United States in the preparation of our financial statements. Our significant accounting policies are described in Note 3 to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q. Certain accounting policies involve significant judgments and assumptions by our management that can have a material impact on the carrying value of certain assets and liabilities. We consider such accounting policies to be our critical accounting policies. The judgments and assumptions used by our management in these critical accounting policies are based on historical experience and other factors that our management believes to be reasonable under the circumstances. Because of the nature of these judgments and assumptions, actual results could differ significantly from these judgments and estimates, which could have a material impact on the carrying values of our assets and liabilities and our results of operations. Our critical accounting policies are described below.

Use of Estimates

The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Specifically, such estimates were made by the Company for the valuation of derivative liability, stock compensation and beneficial conversion feature expenses. Actual results could differ from those estimates.

Recently Adopted Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new pronouncements that have been issued that might have a material impact on its financial position or results of operations.

In August 2020, the FASB issued ASU No. 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”). ASU 2020-06 simplifies the accounting for convertible debt instruments and convertible preferred stock by removing the existing guidance in ASC 470-20 that requires entities to account for beneficial conversion features and cash conversion features in equity, separately from the host convertible debt or preferred stock. Two methods of transition were permitted upon adoption: full retrospective and modified retrospective. The Company has yet to adopt ASC 2020-06, and expects to adopt this policy on January 1, 2024. The accounting impact will be a reclassification from Additional Paid-In Capital to Retained Earnings.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company and are not required to provide this information.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Due to the inherent limitations of control systems, not all misstatements may be detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. Controls and procedures can only provide reasonable, not absolute, assurance that the above objectives have been met.

As of September 30, 2023, we carried out an evaluation, with the participation of our management, including our principal executive officer and our principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were not effective, as of September 30, 2023.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness, as of September 30, 2023, of our internal control over financial reporting based on the framework in 2013 Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under this framework, our management concluded that our internal control over financial reporting was not effective as of September 30, 2023 due to material weaknesses in our internal control over financial reporting described below.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has concluded that material weaknesses existed as of September 30, 2023, as described below:

·	lack of segregation of duties due to a lack of accounting staff and resources with appropriate knowledge of U.S. GAAP and SEC reporting and compliance requirements; and (ii) a lack of sufficient documented financial closing policies and procedures.

The material weaknesses did not result in any restatements of condensed consolidated financial statements previously reported by us, there were no changes in previously released financial results and management concluded that the consolidated financial statements included in this report present fairly, in all material respects, our financial position, results of operations, and cash flows for the periods presented, in conformity with accounting principles generally accepted in the United States.

Management has, and will continue to, allocate resources as available to its remediation plan, which include (i) the establishment of additional internal procedures with respect to the documentation of budget and forecasting process with respect to material assumptions or determinations, (ii) the implementation of additional processes to bolster accuracy of underlying assumptions and (iii) the implementation of more detailed month end and quarter close procedures for installation at our operating subsidiary location to enhance procedures currently in place. Management is committed to maintaining a strong internal control environment and allocating the necessary resources to remediate the  identified material weaknesses.

Changes in Internal Control over Financial Reporting

There was no change in our system of internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended September 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A – RISK FACTORS

Please refer to the disclosure contained in “Risk Factors” in our Form 10 as filed with the SEC on September 14, 2023, as amended November 6, 2023. The risks described in the Form 10 are not the only risks that the Company faces. Additional risks and uncertainties not currently known to the Company, or that the Company currently deems to be immaterial, also may have a material adverse impact on the Company’s business, financial condition, or results of operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

N/A

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Exhibit Description

3.1(a)	Articles of Incorporation*

3.1(b)	Articles of Merger*

3.1(c)	Agreement and Plan of Merger*

3.1(d)	Amended Articles of Incorporation*

3.1(e)	Amended and Restated Certificate of Incorporation of the Registrant*

3.2	Bylaws of the Registrant*

4.1(a)	Certificate of Designation of Series and Determination of Rights and Preferences of Series A Convertible Preferred Stock*

4.1(b)	Certificate of Designation*

4.1(c)	Amendment to Certificate of Designation After Issuance of Class or Series dated 3/14/2014*

4.1(d)	Amendment to Certificate of Designation After Issuance of Class or Series dated 01/12/2018*

10.1	Convertible Promissory Note Between Groove Botanicals, Inc. and Robert L. Hymers, III Dated March 5, 2021*

10.2	Convertible Redeemable Note Between Groove Botanicals, Inc. and Robert L. Hymers, III Dated March 7, 2022 *

10.3	Letter Agreement Between Groove Botanicals, Inc. and Robert L. Hymers, III Dated July 18, 2022 *

101	The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Other Comprehensive Income, (iii) Condensed Consolidated Statements of Stockholders’ Equity (Deficit), (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags.
101.INS	INLINE XBRL INSTANCE DOCUMENT (THE INSTANCE DOCUMENT DOES NOT APPEAR IN THE INTERACTIVE DATA FILE BECAUSE ITS XBRL TAGS ARE EMBEDDED WITHIN THE INLINE XBRL DOCUMENT)
101.SCH	INLINE XBRL TAXONOMY EXTENSION SCHEMA
101.CAL	INLINE XBRL TAXONOMY EXTENSION CALCULATION LINKBASE
101.DEF	INLINE XBRL TAXONOMY EXTENSION DEFINITION LINKBASE
101.LAB	INLINE XBRL TAXONOMY EXTENSION LABEL LINKBASE
101.PRE	INLINE XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE
104	COVER PAGE INTERACTIVE DATA FILE (FORMATTED AS INLINE XBRL AND CONTAINED IN EXHIBIT 101)

________________

* Incorporated by reference to a previously filed exhibit or report.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Groove Botanicals, Inc.

Date: January 11, 2024	By:	/s/ Kent Rodriguez
Kent Rodriguez
Chief Executive Officer
Chief Financial and Accounting Officer