Form 10-Q
period 2023-12-31
GROOVE BOTANICALS INC.
filed 2024-02-14
CIK 918573

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

____________

FORM 10-Q

____________

☑  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2023

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

59,643,062  shares of our common stock were issued and outstanding as of February 13, 2024.

Groove Botanicals, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

	(Unaudited)	(Audited)
	December 31,	March 31,
	2023	2023

ASSETS
Current Assets:
Cash and Cash Equivalents	$2,150	$4,566
Accounts Receivable	25	25
Prepaid Expenses	330	390
Total Current Assets	2,505	4,982

TOTAL ASSETS	$2,505	$4,982

LIABILITIES & STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts Payable and Accrued Liabilities	$76,694	$44,489
Interest Payable	—	14,678
Related Party Payable	411,442	301,100
Convertible Notes Payable	—	100,000
Dividends Payable - Related Party	163,853	—
Total Current Liabilities	651,989	460,267

Total Liabilities	651,989	460,267

Stockholders' Deficit
Preferred Stock, Series A, $0.10 par value, 100 shares authorized; 100 shares issued and outstanding as of December 31, 2023, and March 31, 2023	10	10
Preferred Stock, Series B, $0.10 par value, 2,000 shares authorized; 1,983 shares issued and outstanding as of December 31, 2023, and March 31, 2023	198	198
Common Stock, $0.001 par value, 200,000,000 shares authorized; 59,643,062 and 57,643,062 shares issued and outstanding as of December 31, 2023 and March 31, 2023, respectively	59,643	57,643
Additional paid-in capital	33,951,511	33,903,511
Accumulated deficit	(34,660,846)	(34,416,648)

Total stockholder's deficit	(649,484)	(455,285)
TOTAL LIABILITIES AND STOCKHOLDER'S DEFICIT	$2,505	$4,982

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Groove Botanicals, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months ended		Nine Months ended
	December 31,		December 31,
	2023	2022	2023	2022

Expenses:
Selling, General and Administrative Expenses	$16,303	$15,467	$52,496	$54,706
Rent	4,644	4,644	13,932	13,152
Legal and Professional Expenses	34,525	7,504	58,595	45,673
Consulting Expense	-	10,000	30,000	10,000
Total Operating Expenses	55,472	37,615	155,023	123,531

Operating Loss	(55,472)	(37,615)	(155,023)	(123,531)

Other Income (Expense)
Amortization of Debt Discount	—	(7,561)	—	(69,451)
Change in Derivative Liability	—	7,811	—	60,567
Gain on Settlement of Debt	82,178	—	82,178	25,000
Interest Expense	(2,500)	(3,690)	(7,500)	(11,496)
Total Other Income (Expense)	79,678	(3,440)	74,678	4,620

Net income (loss)	$24,206	$(41,055)	$(80,345)	(118,911)

Dividend on Preferred Stock	54,618	-	163,853	-
Loss attributed to common stockholders	$(30,412)	$(41,055)	$(244,198)	$(118,911)

Basic and Diluted Earnings (Loss) per Common Share	$0.00	$(0.00)	(0.00)	$(0.00)

Weighted Average Common Shares Outstanding – Basic and diluted	58,762,627	53,309,366	60,974,239	52,479,244

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Groove Botanicals, Inc.

Condensed Consolidated Statements of Stockholders' Equity

For the Nine Months Ended December 31, 2022

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Common Stock to be Issued		Additional Paid In Capital	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Amount	Amount	Amount

Balance, March 31, 2022 (Audited)	100	$10	1,983	$198	49,193,062	$49,193	3,000,000	$3,000	$33,798,656	$(34,305,992)	$(454,935)
Issuance of Stock for Cash Received in Prior Period	—	—	—	—	3,000,000	3,000	(3,000,000)	(3,000)	—	—	—
Net Income	—	—	—	—	—	—	—	—	—	23,745	23,745
Balance, June 30, 2022 (Unaudited)	100	$10	1,983	$198	52,193,062	$52,193	—	$—	$33,798,656	$(34,282,247)	$(431,190)

Net Loss	—	—	—	—	—	—	—	—	—	(101,601)	(101,601)
Balance, September 30, 2022 (Unaudited)	100	$10	1,983	$198	52,193,062	$52,193	—	$—	$33,798,656	$(34,383,848)	$(532,791)

Issuance of Stock for Cash	—	—	—	—	2,150,000	2,150	-	-	40,813	—	42,963
Issuance of Stock for Consulting	—	—	—	—	500,000	500	-	-	9,500	—	42,963
Net Loss	—	—	—	—	—	—	—	—	—	(41,055)	(41,055)
Balance, December 31, 2022 (Unaudited)	100	$10	1,983	$198	54,843,062	$54,843	—	$—	$33,848,969	$(34,424,903)	$(520,883)

Groove Botanicals, Inc.

Consolidated Statements of Stockholders' Equity

For the Nine Months Ended December 31, 2023

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Common Stock to be Issued		Additional Paid In Capital	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Amount	Amount	Amount

Balance, March 31, 2023 (Audited)	100	$10	1,983	$198	57,643,062	$57,643	—	$—	$33,903,511	$(34,416,648)	$(455,285)
Issuance of Stock for Consulting	—	—	—	—	1,000,000	1,000	—	—	29,000	—	30,000
Accrual of Preferred Dividends to Related Party	—	—	—	—	—	—	—	—	—	(54,618)	(54,618)
Net Loss	—	—	—	—	—	—	—	—	—	(77,144)	(77,144)
Balance, June 30, 2023 (Unaudited)	100	$10	1,983	$198	58,643,062	$58,643	—	$—	$33,932,511	$(34,548,410)	$(557,048)

Accrual of Preferred Dividends to Related Party	—	—	—	—	—	—	—	—	—	(54,618)	(54,618)
Net Loss	—	—	—	—	—	—	—	—	—	(27,406)	(27,406)
Balance, September 30, 2023 (Unaudited)	100	$10	1,983	$198	58,643,062	$58,643	—	$—	$33,932,511	$(34,630,434)	$(639,072)

Issuance of Stock for Cash					1,000,000	1,000			19,000		20,000
Accrual of Preferred Dividends to Related Party	—	—	—	—	—	—	—	—	—	(54,618)	(54,618)
Net Income	—	—	—	—	—	—	—	—	—	24,206	24,206
Balance, December 31, 2023 (Unaudited)	100	$10	1,983	$198	59,643,062	$59,643	—	$—	$33,951,511	$(34,660,846)	$(649,484)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Groove Botanicals, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended
	December 31,
	2023	2022

Cash Flow From Operating Activities
Net (Loss)	$(80,345)	$(118,911)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of Debt Discount	—	69,451
Change in Derivative Liability	—	(60,567)
Gain on Settlement of Debt	(82,178)	(25,000)
Stock-Based Compensation for Consulting	30,000	10,000
Accrued Interest	7,500	11,496
Accrued Payroll	36,000	36,000
Accounts Payable and Accrued Liabilities - Related Party	—	3,044
Changes in working capital
Decrease in Accounts Receivable	—	226
Decrease in Prepaid Expenses	60	—
Increase (Decrease) in Accounts Payable and Accrued Liabilities	32,205	(1,019)
Net Cash Used in Operating Activities	(56,758)	(75,280)

Cash Flow From Investing Activities
Net Cash Provided by (Used in) Investing Activities	—	—

Cash Flow From Financing Activities
Funds Received from Related Party	76,393	158,000
Funds Distributed to Related Party	(2,051)	(11,236)
Funds received from issuance of common stock	20,000	42,963
Repayment of Outstanding Convertible Debt	(40,000)	(64,650)
Repayment of Outstanding Contingent Liability	—	(70,350)
Net Cash Provided by (Used in) Financing Activities	54,342	54,727

Net Change in Cash	(2,416)	(20,553)

Cash at Beginning of Period	4,566	48,534

Cash at End of Period	$2,150	$27,980

Net cash paid for:
Interest	$—	$—
Income Taxes	$—	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

GROOVE BOTANICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED DECEMBER 31, 2023 AND 2022

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

NOTE 3 - GOING CONCERN

The accompanying condensed consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the consolidated financial statements, the Company has incurred recurring net losses since its inception and has raised limited capital. The Company had a net loss of $80,345 and $118,911 for the nine months ended December 31, 2023, and December 31, 2022, respectively. The Company's accumulated deficit was $34,660,846 and $34,416,648 as of December 31, 2023, and March 31, 2023, respectively. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustment relating to the recoverability and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company is taking certain steps to provide the necessary capital to continue its operations. These steps include but are not limited to: 1) focus on our new business model and 2) raising equity or debt financing. Our auditors express substantial doubt about our ability to continue as a going concern.

NOTE 4 – CASH

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. As of December 31, 2023, the Company’s cash consisted of non-restricted cash.

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

NOTE 6 – ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

The Company had accounts payable and accrued liabilities of $49,694 and $44,489 outstanding as of December 31, 2023, and March 31, 2023, respectively. These amounts consist of billings to the Company from its various service providers.

NOTE 7 – RELATED PARTY TRANSACTIONS

The Company had a related party payables of $411,442 and $301,100 outstanding as of December 31, 2023, and March 31, 2023, respectively. These amounts consist of funds contributed by the management for the purpose of providing financing during periods of low or negative cashflow in order to cover essential costs of continuing operations, as well as funds payable to management as compensation. On an annual basis the company accrues $48,000 of wages payable, $4,000 monthly, to its CEO Kent Rodriguez. On April 1, 2020, the Company entered into an employment agreement with its CEO which designates monthly payments due to CEO Kent Rodriguez in the amount of $4,000 each month. This agreement shall continue for four years until March 31, 2024. These payables accrue no interest and have no maturity date.

On June 3, 2022, the Company received a loan from a related party in the amount of $125,000. These funds were wired to the Company to help it reach settlement of the debts described in the following paragraph.

During the nine months ended December 31, 2023, the Company received accumulated advances for operational shortfalls of $76,393 from a related party.

NOTE 8 – CONVERTIBLE NOTES PAYABLE

(a)	The convertible notes payable consisted of a $230,000 Convertible Promissory Note issued on January 30, 2018, to a third party in exchange for cash. Beginning on the issuance date of the Note, the outstanding principal balance of this note accrued annual interest at 10%. The note had a maturity date of January 30, 2019. The note was booked with a debt discount of the full principal balance of $230,000, plus an excess amount booked to interest in the amount of $27,957, as of March 31, 2019. As of March 31, 2021, this entire debt discount had been amortized. Additionally, the note had a variable conversion price per share of a 40% discount to the lowest trading price of the previous five trading days prior to the conversion date. Subsequently there was a settlement agreement on June 3, 2021, in which the Company recognized an outstanding convertible debt and related contingent liability pertaining to an outstanding settlement in the amounts of approximately $54,650 and $95,350, respectively. This recognition came as part of a settlement agreement reached on June 3, 2021, in which the prior $230,000 convertible note, as well as approximately $72,458 of related interest was settled into a new convertible debt of $54,650, a contingent liability of $95,350, and two cash payments of $50,000 each to the note holder, which were made on July 20, 2020, and March 10, 2021. This transaction resulted in a gain on debt extinguishment of approximately $52,000. The convertible debt portion had no interest accrual and had a variable conversion price per share of a 60% discount to the average of the previous five-day trading closing bid price. There was also an amendment of the settlement agreement on June 3, 2022, the Company satisfied one of its outstanding convertible debts and related contingent liability in the amounts of approximately $55,000 and $95,000, respectively, via a settlement payment of $125,000, this resulted in a gain on the settlement of debt in the amount of $25,000. Both debts arose on June 3, 2021, when a previous $230,000 convertible note, as well as approximately $72,000 of related interest was then restructured via a settlement agreement into a new convertible debt, related contingent liability, and two corresponding cash payments of $50,000 each. As of March 31, 2023, the debt has been completely paid off and no longer exists.

(b)	The convertible notes payable also consists of a $40,000 Convertible Promissory Note issued on March 5, 2021, by management to a third party in exchange for professional services. Beginning on the issuance date of this note, the outstanding principal balance of this note shall bear annual interest at 10%, with interest commencing on the sixth month anniversary of the Issuance Date. The note has a maturity date of June 30, 2022. Additionally, the note has a fixed conversion feature of $0.02 per share, and therefore the Convertible Note is measured at the net of Debt Discount, calculated based off its Beneficial Conversion Features. The note was booked with a debt discount of the full principal balance of $40,000. As of December 31, 2022, this entire debt discount has been amortized, with $37,151 and $2,849 being amortized during the years ended March 31, 2022, and March 31, 2021, respectively. Therefore, as of both December 31, 2022, and March 31, 2021, no corresponding debt discount remained. The balance of the Convertible Promissory Note due to the Holder remained at Forty Thousand Dollars ($40,000) as of December 31, 2022. On January 23, 2023, the Company and the convertible note holder mutually agreed to settle this outstanding convertible note as well as a second note detailed below in item 8(e) in the principal amount of $60,000 and all interest accrued through settlement date for one cash payment of $40,000. In December 2023 the Company paid cash in the amount of $40,000 pursuant to this settlement agreement and the Company recorded a gain on debt settlement of $82,178 including interest forgiven of $22,178. As of December 31, 2023 and March 31, 2023, the balance of the convertible note was $0 and $40,000, respectively.

(c)	On July 23, 2021, the Company issued a convertible promissory note in the amount of $45,000, with an annual interest rate of 8% and a variable conversion price per share of a 40% discount to the average of the previous three-day trading closing bid price, in exchange for professional and legal services to be rendered. The convertible amount is accounted for based off the outstanding principal and related interest pertaining to the portion of the convertible debt instrument being converted, multiplied by the previously specified conversion rate. Also, as part of this agreement, common stock was granted equal to 14.9% of the outstanding common shares at the time of issuance, and the stock was transferred in three equal parts to affiliates holding the note; this transaction is detailed in the next paragraph. The note has a maturity date of March 31, 2023. The Company has made a total repayment of 20,000 on this debt as of December 31, 2022. The note had a balance of $25,000 and 35,000 as of December 31, 2022, and March 31, 2022, respectively. On March 28, 2023, the Company and the convertible promissory note holder mutually agreed to settle the outstanding convertible note issued on March 23, 2021, in the original amount of $45,000, with a remaining balance of $30,000 and all accrued interest for $5,000. The $5,000 was wired on March 29, 2023. As of March 31, 2023, the debt has been completely paid off and no longer exists.

(d)	On October 1, 2021, the Company issued a convertible promissory note in the amount of $50,000, with an annual interest rate of 5% and a fixed conversion price of $0.02 per share, in exchange for $50,000 received. The note was booked with a debt discount of the full principal balance of $50,000. As of December 31, 2022, the full $50,000 of the debt discount has been amortized. This note had a maturity date of September 30, 2022. Per a board resolution dated February 21, 2023, and corresponding notice of conversion dated February 22, 2023, all debt (principal and interest) related to this convertible note was converted to 2,750,000 shares of common stock, with the conversion effective as of January 31, 2023. These shares were issued to Mill End Capital, Ltd., per correspondence the CEO Kent Rodriguez sent to the Company’s Transfer Agent dated March 1, 2023. As of March 31, 2023, the debt has been completely satisfied and no longer exists.

(e)	On March 7, 2022, the Company issued a convertible promissory note in the amount of $60,000, with a maturity date of March 7, 2023, an annual interest rate of 10% and a fixed conversion price of $0.02 per share, in exchange for consulting services. The convertible amount is accounted for based off the outstanding principal and related interest pertaining to the portion of the convertible debt instrument being converted, multiplied by the previously specified conversion rate. On January 23, 2023, the Company and the convertible note holder mutually agreed to settle this outstanding convertible note as well as a second note detailed above in item 8(b) in the principal amount of $40,000 and all interest accrued through settlement date for one cash payment of $40,000. In December 2023 the Company paid cash in the amount of $40,000 pursuant to this settlement agreement and the Company recorded a gain on debt settlement of $82,178 including interest forgiven of $22,178. As of December 31, 2023 and March 31, 2023, the balance of the convertible note was $0 and $60,000, respectively.

The Company had convertible notes payable of $0 and $100,000 outstanding as of December 31, 2023, and March 31, 2023.

	December 31, 2023	March 31, 2023
Beginning Balance	$100,000	$164,774
Repayments in cash	(40,000)	(139,650)
Extinguishment under settlement agreement	(60,000)	(139,650)
Amortization of discounts	—	74,876
Convertible notes payable, net (Ending Balance)	$—	$100,000

Below is the summary of the principal balance and debt discounts as of December 31, 2023:

Convertible Promissory Note Holder	Start Date	End Date	Initial Note Principal Balance	Debt Discounts as of Issuance	Amortization	Debt Discounts as of December 31, 2023 and March 31, 2023
Robert Hymers III	3/5/2021	6/30/2022	$40,000	$40,000	($40,000)	—
Robert Hymers III	3/7/2022	3/7/2023	$60,000	$30,000	($30,000)	—
Total						—
Remaining note principal balance						$—
Total convertible promissory notes, net						$—

NOTE 9 – PREFERRED STOCK

The Company is authorized to issue 1,000,000 shares of Preferred Stock. We have authorized 100 shares of Series A Preferred Stock and 2,000 shares of Series B Preferred Stock, respectively, both with a par value of $0.10. As of December 31, 2023 and March 31, 2023, there were 100 and 1,983 shares issued and outstanding for Series A Preferred Stock and Series B Preferred Stock, respectively.

Series A Preferred Stock holds designations of cash dividends at the rate of 8% of the amount per share of Series A Preferred Stock per annum in the form of “Preferred Dividends”, voting rights on an as-converted to Common Stock basis, liquidation preferences, and conversion rights in which each share of Series A Preferred Stock shall, upon conversion, represent 0.51% of the then “Fully-Diluted Shares Outstanding” of the Company. On January 12, 2018, our Board of Directors agreed to amend Designation of the Series A Convertible Preferred Stock be amended by changing the ratio for conversion, in Article IV, subparagraph (a), from 0.4% to 0.51% so that upon conversion the number of shares of common stock to be exchanged shall equal 51% of then issued and outstanding common stock. In addition, on January 12, 2018, the Company and the Series A Holder agreed to forgive all accrued interest to date on the Series A, and to pause any accruals until April 1, 2023. The Series A Convertible Preferred Stock carries liquidating preference, over all other classes of stock, equal to the amount paid for the stock plus any unpaid dividends. Currently the value of the liquidation preference is $500,000, the amount of debt that the related party converted into the preferred stock. If this Preferred Stock were to be redeemed by the holder, it would result in an aggregate of the $500,000 liquidation preference, on a per share basis, this would equal $5,000 per share. The Company and Series A Preferred Holder agreed to forgive all accrued interest and arrearages in preferred share dividends of Series A Preferred Stock through March 31, 2023. Dividends began to accrue on the Series A Preferred Stock as of April 1, 2023. During the three and nine months ended December 31, 2023, the holder of the Series A preferred shares accrued $10,000 and $30,000 in preferred dividends from the Series A preferred shares.

Series B Preferred Stock holds designations of being ranked junior to the Series A Preferred Stock, cash dividends at the rate of 9% of the amount per share of Series B Preferred Stock per annum in the form of “Preferred Dividends”, a dividend received deduction for federal income tax purposes, liquidation preferences ranked junior to the Series A Preferred Stock, redemption of the Series B Preferred Stock by the Company at 105% of the Stated Value, plus accrued and unpaid Dividends, if prior to the two year anniversary of the Issuance Date, or at 100% of the State Value, plus accrued and unpaid Dividends, if on or after the two year anniversary of the Issuance Date, no voting rights, and right to notice of certain corporate action. All accrued dividends on the Series B has been settled through March 31, 2023, and none currently remains outstanding. Dividends began to accrue on the Series B Preferred Stock as of April 1, 2023. During the three and nine months ended December 31, 2023, the holder of the Series B preferred shares accrued $44,617 and $133,853, in preferred dividends from the Series B preferred shares.

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

On December 20, 2023, the Company issued 1,000,000 shares of common stock in exchange for $20,000 in cash proceeds.

The Company had 59,643,062 and 57,643,062 shares of common stock issued and outstanding as of December 31, 2023, and March 31, 2023, respectively.

NOTE 11 – DERIVATIVE FINANCIAL INSTRUMENTS

Our Company evaluates all of its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the consolidated statements of operations. The fair value of derivative instruments is recorded and shown separately under liabilities. Changes in the fair value of derivatives liability are recorded in the consolidated statement of operations under other (income) expense. For stock-based derivative financial instruments, the Company uses Black-Scholes Option Pricing model to value the derivative instruments at inception and on subsequent valuation dates. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date. As of December 31, 2023, and March 31, 2023, the Company had no outstanding derivative liabilities.

NOTE 12: COMMITMENTS AND CONTINGENCIES

As of December 31, 2023, the Company has a month-to-month verbal lease agreement with the landlord, in which the Company is obligated to pay $1,200 on a monthly basis.

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

The following discussion of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements for the three and nine months ended December 31, 2023, and the notes thereto appearing elsewhere in this Report and the Company’s audited financial statements for the fiscal year ended March 31, 2023 included in our Form 10 as filed with the Securities and Exchange Commission (the “SEC”) on November 6, 2023.

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

For the three months ended December 31, 2023 and 2022

Revenue

During the three months ended December 31, 2023 and 2022 the Company did not report any revenue from operations.

Operating Expenses

	Three Months ended
	December 31,
	2023	2022

Expenses:
Selling, General and Administrative Expenses	$16,303	$15,467
Rent	4,644	4,644
Legal and Professional Expenses	34,525	7,504
Consulting Expense	—	10,000
Total Operating Expenses	$55,472	$37,615

During the three months ended December 31, 2023 and 2022 the Company incurred operating expenses of $55,472 and $37,615 respectively. Selling, general and administrative expenses for the three months ended December 31, 2023 were $16,303 an increase of $836, compared to selling, general and administrative expenses of $15,467 during the three months ended December 31, 2022. Selling, general and administrative expenses for the three months ended December 31, 2023, consisted primarily of payroll and related costs of $12,000, and other selling, general, and administrative expenses of $4,303. Selling, general and administrative expenses for the three months ended December 31, 2022 consisted primarily of payroll and related costs of $12,000 and administrative expenses of $3,467. The slight increase was primarily due to an increase in other general, and administrative expenses in the three months ended December 31, 2023 including Edgar filing fees and other reporting costs, when compared with the three months ended December 31, 2022. Legal fees and professional fees were substantially increased from $7,504 in the three months ended December 31, 2022 to $34,525 in the three months ended December 31, 2023 predominantly as a result of fees associated with review engagements performed by our independent registered accounting firm with respect to our quarterly reporting requirements. Rent expense over the comparative three months were consistent at $4,644 and $4,644, respectively for the three months ended December 31, 2023 and 2022. There were no consulting expenses in the three months ended December 31, 2023 as compared to $10,000 in consulting fees in the prior comparative three month period ended December 31, 2022.

 Other Income/(Expense)

During the three months ended December 31, 2023 the Company recorded other income of $79,678 as compared to other expense of $3,440 in the three months ended December 31, 2022.

Amortization of Debt Discount

Amortization of debt discounts for the comparative three-month periods ended December 31, 2023, and 2022 totaled $0 and $7,561, respectively. The Company fully amortized remaining debt discounts during the fiscal year ended March 31, 2023.

Gain on Settlement of Debt

Gain on settlement of debt for the comparative three-month periods ended December 31, 2023 and 2022 were $82,178 and $0, respectively, as the Company fulfilled the terms of a prior negotiated debt settlement agreement in the current three month period and retired $100,000 in convertible debt with a cash payment of $40,000, and wrote off previously accrued interest of $22,178.

Change in Derivative Liability

The Company recorded a gain of $7,811 with respect to the change in derivative liabilities for the three months ended December 31, 2022, with no comparative results in the three months ended December 31, 2023.

Interest Expense

Interest expense for the comparative three months ended December 31, 2023 and 2022 totaled $2,500 and $3,690, respectively. The decrease to interest expense was directly related to a reduction to the principal balances of certain convertible debt period over period.

Net Loss

For the reasons stated above, we reported net income of $24,206 for the three months ended December 31, 2023 compared to a net loss of $41,055 during the three months ended December 31, 2022.

For the nine months ended December 31, 2023 and 2022

Revenue

During the nine months ended December 31, 2023 and 2022 the Company did not report any revenue from operations.

Operating Expenses

	Nine Months ended
	December 31,
	2023	2022

Expenses:
Selling, General and Administrative Expenses	$52,496	$54,706
Rent	13,932	13,152
Legal and Professional Expenses	58,595	45,673
Consulting Expense	30,000	10,000
Total Operating Expenses	$155,023	$123,531

During the nine months ended December 31, 2023 and 2022 the Company incurred operating expenses of $155,023 and $123,531 respectively. Selling, general and administrative expenses for the nine months ended December 31, 2023 were $52,496 a decrease of $2,210, compared to selling, general and administrative expenses of $54,706 during the nine months ended December 31, 2022. Selling, general and administrative expenses for the nine months ended December 31, 2023, consisted primarily of payroll and related costs of $36,000, and other selling, general, and administrative expenses of $16,496. Selling, general and administrative expenses for the nine months ended December 31, 2022 consisted primarily of payroll and related costs of $36,000 and administrative expenses of $18,706. The decrease was primarily due to a decrease in other general, and administrative expenses in the nine months ended December 31, 2023, when compared with the nine months ended December 31, 2022. Legal and professional fees increased from $45,673 in the nine months ended December 31, 2022 to $58,595 in the nine months ended December 31, 2023 predominantly as a result of fees associated with review engagements performed by our independent registered accounting firm with respect to our quarterly reporting requirements. Rent expense over the comparative nine months remained relatively consistent at $13,932 and $13,152, respectively for the nine months ended December 31, 2023 and 2022. Consulting expense for the nine months ended December 31, 2023 and 2022 totaled $30,000 and $10,000 respectively. Consulting expenses in the current nine months ended December 31, 2023 related to stock based compensation to a consultant by way of the issuance of 1,000,000 shares of common stock valued at $30,000.

Other Income/(Expense)

During the nine months ended December 31, 2023 the Company recorded other income of $74,678 as compared to other income of $4,620 in the nine months ended December 31, 2022.

Amortization of Debt Discount

Amortization of debt discounts for the comparative nine-month periods ended December 31, 2023, and 2022 totaled $0 and $69,451, respectively. The Company fully amortized remaining debt discounts during the fiscal year ended March 31, 2023.

Gain on Settlement of Debt

Gain on settlement of debt for the comparative nine-month periods ended December 31, 2023 and 2022 were $82,178, including forgiveness of previously accrued interest of $22,178 up to settlement date, and $25,000, respectively. The gain on settlement of debt for each of the nine-month periods ended December 31, 2023 and 2022 was due to settlements of convertible debts at less than face value.

Change in Derivative Liability

The Company recorded a gain of $60,567 with respect to the change in derivative liabilities for the nine months ended December 31, 2022, with no comparative results in the nine months ended December 31, 2023.

Interest Expense

Interest expense for the comparative nine months ended December 31, 2023 and 2022 totaled $7,500 and $11,496, respectively. The decrease to interest expense was directly related to a reduction to the principal balances of certain convertible debt period over period.

Net Loss

For the reasons stated above, our net loss for the nine months ended December 31, 2023 totaled $80,345, compared to a net loss of $118,911 during the nine months ended December 31, 2022.

Statement of Cash Flows

Nine months ended December 31, 2023 and 2022

The following table summarizes our cash flows for the comparative nine-month periods presented:

	December 31, 2023	December 31, 2022
Net cash used in operating activities	$(56,758)	$(75,280)
Net cash used in investing activities	—	—
Net cash provided by financing activities	54,342	54,727
Decrease in cash	(2,416)	(20,553)
Cash end of period	$2,150	$27,980

Operating activities

Net cash used by operating activities for the nine months ended December 31, 2023 was $56,758 compared to $75,280 used in the nine months ended December 31, 2022.

Investing activities

There was not cash used by or provided by investing activities in the nine months ended December 31, 2023 and 2022.

Financing activities

Our financing activities for the nine months ended December 31, 2023, provided cash of $54,342 as compared to cash from financing activities of $54,727 for the nine months ended December 31, 2022. We received $76,393 from a related party, offset by repayments to related parties of $2,051 in the nine months ended December 31, 2023, sold shares of common stock for proceeds of $20,000 and made repayments to settle certain convertible debt of $40,000. In the comparative nine months ended December 31, 2022 we received cash from related party of $158,000, offset by repayments to related party of $11,236, and made payments to reduce convertible debt of $64,650 and payments to reduce contingent liabilities of $70,350. We plan to raise additional capital during the current fiscal year.

Liquidity and Capital Resources

We are in need of additional cash resources to maintain our operations. As of December 31, 2023 and March 31, 2023, the Company had a working capital deficit of $649,484 and $455,285, respectively, and has incurred losses since inception of $34,660,846. These factors raise substantial doubt about its ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent on its ability to raise additional capital or obtain necessary debt financing. The Company is presently dependent on its controlling shareholder to provide us funding for its daily operation and expenses, including professional fees and fees charged by regulators, although he is under no obligation to do so. Our auditors express substantial doubt about our ability to continue as a going concern. The Company intends to meet the cash requirements for the next 12 months from the issuance date of this report through a combination of debt and equity financing by way of private placements, friends, family and business associates. The Company currently does not have any arrangements in place to complete any private placement financings and there is no assurance that the Company will be successful in completing any such financings on terms that will be acceptable to it.

If we do not have sufficient working capital to pay our operating costs for the next 12 months, we will require additional funds to pay our legal, accounting and other fees associated with our Company and our filing obligations under United States federal securities laws, as well as to pay our other accounts payable generated in the ordinary course of our business. Once these costs are accounted for, we will focus on assembling a portfolio of early-stage EV Battery Technologies developed by Universities in Norway, Sweden and Finland

Any failure to raise money will have the effect of delaying the timeframes in the business plan as set forth above, and the Company may have to push back the dates of such activities.

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

Our cash and cash equivalents were $2,150 on December 31, 2023, compared to $4,566 on March 31, 2023. We met our liquidity needs through the issuance of our common stock and notes payable for cash.

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

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the consolidated financial statements, the Company has incurred recurring net losses since its inception and has raised limited capital. The Company had a net loss of $80,345 and $118,911 for the nine months ended December 31, 2023, and December 31, 2022, respectively. The Company's accumulated deficit was $34,660,846 and $34,416,648 as of December 31, 2023, and March 31, 2023, respectively. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustment relating to the recoverability and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company is taking certain steps to provide the necessary capital to continue its operations. These steps include but are not limited to: 1) focus on our new business model and 2) raising equity or debt financing. Our auditors express substantial doubt about our ability to continue as a going concern.

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

As of December 31, 2023, we carried out an evaluation, with the participation of our management, including our principal executive officer and our principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were not effective, as of December 31, 2023.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness, as of December 31, 2023, of our internal control over financial reporting based on the framework in 2013 Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under this framework, our management concluded that our internal control over financial reporting was not effective as of December 31, 2023 due to material weaknesses in our internal control over financial reporting described below.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has concluded that material weaknesses existed as of December 31, 2023, as described below:

•	lack of segregation of duties due to a lack of accounting staff and resources with appropriate knowledge of U.S. GAAP and SEC reporting and compliance requirements; and (ii) a lack of sufficient documented financial closing policies and procedures.

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

Changes in Internal Control over Financial Reporting

There was no change in our system of internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended December 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended December 31, 2023, the Company sold 1,000,000 shares of common stock at $0.02 per share for cash proceeds of $20,000.

The securities sale referenced above was exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Section 4(a)(2) of the Securities Act as not involving a public offering and Regulation D, thereunder. The sale was made without any form of general solicitation to sophisticated investors and with full access to any information requested by the investor regarding us and the securities purchased.

There were no other sales of equity securities during the period covered by this Report that were not registered under the Securities Act and/or were not previously reported in a Current Report on Form 8-K filed by the Company.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

N/A

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Exhibit Description

3.1(a)	Articles of Incorporation*

3.1(b)	Articles of Merger*

3.1(c)	Agreement and Plan of Merger*

3.1(d)	Amended Articles of Incorporation*

3.1(e)	Amended and Restated Certificate of Incorporation of the Registrant*

3.2	Bylaws of the Registrant*

4.1(a)	Certificate of Designation of Series and Determination of Rights and Preferences of Series A Convertible Preferred Stock*

4.1(b)	Certificate of Designation*

4.1(c)	Amendment to Certificate of Designation After Issuance of Class or Series dated 3/14/2014*

4.1(d)	Amendment to Certificate of Designation After Issuance of Class or Series dated 01/12/2018*

10.1	Convertible Promissory Note Between Groove Botanicals, Inc. and Robert L. Hymers, III Dated March 5, 2021*

10.2	Convertible Redeemable Note Between Groove Botanicals, Inc. and Robert L. Hymers, III Dated March 7, 2022 *

10.3	Letter Agreement Between Groove Botanicals, Inc. and Robert L. Hymers, III Dated July 18, 2022 *

31.1	Certification of the Chief Executive and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer) pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

101	The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2023, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Other Comprehensive Income, (iii) Condensed Consolidated Statements of Stockholders’ Equity (Deficit), (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags.
101.INS	INLINE XBRL INSTANCE DOCUMENT (THE INSTANCE DOCUMENT DOES NOT APPEAR IN THE INTERACTIVE DATA FILE BECAUSE ITS XBRL TAGS ARE EMBEDDED WITHIN THE INLINE XBRL DOCUMENT)
101.SCH	INLINE XBRL TAXONOMY EXTENSION SCHEMA
101.CAL	INLINE XBRL TAXONOMY EXTENSION CALCULATION LINKBASE
101.DEF	INLINE XBRL TAXONOMY EXTENSION DEFINITION LINKBASE
101.LAB	INLINE XBRL TAXONOMY EXTENSION LABEL LINKBASE
101.PRE	INLINE XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE
104	COVER PAGE INTERACTIVE DATA FILE (FORMATTED AS INLINE XBRL AND CONTAINED IN EXHIBIT 101)

________________

* Incorporated by reference to a previously filed exhibit or report.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Groove Botanicals, Inc.

Date: February 14, 2024	By:	/s/ Kent Rodriguez
Kent Rodriguez
Chief Executive Officer
Chief Financial and Accounting Officer