Form 10-K
period 2024-03-31
GROOVE BOTANICALS INC.
filed 2024-08-15
CIK 918573

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2024

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______.

Commission file number: 000-23476

GROOVE BOTANICALS INC.

(Exact name of registrant as specified in its charter)

Nevada	84-1168832
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

Registrant’s Principal Office

310 Fourth Avenue South, Suite 7000

Minneapolis, MN 55415

Registrant’s telephone number, including area code:

(612-315-5068)

 Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	N/A	N/A

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.001 par value

Indicate by checkmark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐     No ☑

Indicate by checkmark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☑	Smaller reporting company ☑
Emerging Growth Company ☑

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. Yes ☐     No ☑

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☑

The aggregate market value of the registrant’s common stock, par value $0.001 per share (“Common Stock”), held by non-affiliates, computed by reference to the price at which the Common Stock was last sold as of September 30, 2023, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $4,033,145.

The number of shares of the registrant’s Common Stock outstanding as of August 12, 2024 was 59,643,062 shares.

DOCUMENTS INCORPORATED BY REFERENCE

None

PART I

Cautionary Note Regarding Forward-Looking Statements

In addition to historical information, this Annual Report on Form 10-K of Groove Botanicals Inc. contains “forward-looking statements.” Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. In addition, any statements that refer to other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. These forward-looking statements involve significant risks and uncertainties that could cause the actual results to differ materially from the expected results and, consequently, you should not rely on these forward-looking statements as predictions of future events. These forward-looking statements and factors that may cause such differences include, without limitation, future capital requirements, regulatory actions or delays and other factors that may cause actual results to be materially different from those described or anticipated by these forward-looking statements. The foregoing list of factors is not exclusive. Readers are cautioned not to place undue reliance upon any forward-looking statements, which speak only as of the date made. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws. All forward-looking statements are based upon our current expectations and various assumptions. We believe there is a reasonable basis for our expectations and beliefs, but there can be no assurance that we will realize our expectations or that our beliefs will prove to be correct.

There may be other factors of which we are currently unaware or which we currently deem immaterial that may cause our actual results to differ materially from the forward-looking statements. All forward-looking statements attributable to us or persons acting on our behalf apply only as of the date they are made and are expressly qualified in their entirety by the cautionary statements included in this report. Except as may be required by law, we undertake no obligation to publicly update or revise any forward-looking statement to reflect events or circumstances occurring after the date they were made or to reflect the occurrence of unanticipated events, or otherwise.

Item 1. Business.

As used in this Annual Report on Form 10-K (this “Report”), references to the “Company,” the “registrant,” “we,” “our” or “us” refer to Groove Botanicals Inc. unless the context otherwise indicates.

Prior Operations

Organizational history

Groove Botanicals, Inc. (the “Company”), (formerly known as Avalon Oil & Gas, Inc.), was originally incorporated in Colorado on April 25, 1991 under the name Snow Runner (USA), Inc. The Company was the general partner of Snow Runner (USA) Ltd.; a Colorado limited partnership to sell proprietary snow skates under the name “Sled Dogs” which was dissolved in August 1992. In late 1993, the Company relocated its operations to Minnesota and in January 1994 changed our name to Snow Runner, Inc. In November 1994 we changed our name to the Sled Dogs Company. In May 1999, we changed our state of domicile to Nevada and our name to XDOGS.COM, Inc. On July 31, 1998, the Corporation split their shares One (1) for Fifty-Four (54). On August 24, 2000, the Corporation split their shares One (1) for Five (5) and changed our name from XDOGS.COM to XDOGS, Inc. We changed our symbol from XDGS to XDGI. On June 22, 2005, the Corporation changed our name from XDOGS, Inc. to Avalon Oil and Gas, Inc. We changed our symbol from XDGI to AOGS. On July 22, 2005, the Board of Directors and a majority of the Company’s shareholders approved an amendment to our Articles of Incorporation to change the Company’s name to Avalon Oil & Gas, Inc., and to increase the authorized number of shares of our common stock from 200,000,000 shares to 1,000,000,000 shares par value of $0.001. On May 15, 2007, the Corporation split their shares One (1) for Twenty (20). We changed our symbol from AOGS to AOGN. On June 4, 2012, the Board of Directors approved an amendment to our Articles of Incorporation to a reverse split of the issued and outstanding shares of Common Stock of the Corporation (“Shares”) such that each holder of Shares as of the record date of June 4, 2012 shall receive one (1) post-split Share on the effective date of June 4, 2012 for each three hundred (300) Shares owned. The reverse split was effective on July 23, 2012. On September 28, 2012, we held a special meeting of Avalon’s shareholders and approved an amendment to the Company’s Articles of Incorporation such that the Company would be authorized to issue up to 200,000,000 shares of common stock. We filed an amendment with the Nevada Secretary of State on April 10, 2013, to increase our authorized shares to 200,000,000. On July 23, 2012, the Corporation split their shares One (1) for Three Hundred (300). On May 14, 2018, the Corporation changed our name from Avalon Oil and Gas, Inc., to Groove Botanicals, Inc. We changed our symbol from AOGN to GRVE. On August 2, 2021, we filed a Form 15-12B to suspend our duty to file reports under sections 13 and 15(d) of the securities exchange act of 1934.

Present Operations

On September 14, 2023, we filed a registration statement on Form 10-12g which was deemed effective by the Securities and Exchange Commission (“SEC”) on November 8, 2023.

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

Principal Products

We do not currently have any products. We are working to assemble a portfolio of early-stage EV Battery Technologies.

Marketing, Sales and Customer Service

We currently are not undertaking any marketing or sales activities.

Competition

Entering the Green Energy Market is highly competitive and there are many large companies focusing on the industry. Several small companies have entered the space and caused it to become fragmented and the barrier for entry to the market is more complicated.

Intellectual Property

The Company does not currently own any patents or technologies related to the EV battery industry, and the process to acquire patents and technologies can be costly, and as such, the Company is not guaranteed to acquire any such patents.

Government and Industry Regulation

The Biden-Harris Administration and 117th Congress have passed critical legislation that will establish U.S. leadership in electric transportation and maintain our global competitiveness in the automotive industry. The Infrastructure Investment and Jobs Act (https://www.congress.gov/bill/117th-congress/house-bill/3684) and the Inflation Reduction Act (https://electrificationcoalition.org/work/federal-ev-policy/inflation-reduction-act/) are historic acts that invest hundreds of millions into the EV sector. They will bolster U.S. manufacturing and supply chains to support the transition for both the light-duty and medium- and heavy-duty sectors.

Beginning January 1, 2023, the Clean Vehicle Credit (CVC) provisions removed the manufacturer sales caps for vehicles sold after January 1, 2023, expanded the scope of eligible vehicles to include both EVs and FCEVs, and required that the battery powering the vehicle has a capacity of at least seven kilowatt-hours (kWh).

The National Highway Traffic Safety Administration (NHTSA) established the Battery Safety Initiative for Electric Vehicles (Initiative) to coordinate research and other activities relating to electric vehicle (EV) battery safety. The Initiative is responsible for:

•	Collecting and analyzing data related to EV batteries;
•	Examining field incidents and conducting battery safety investigations from EV crash and non-crash events;
•	Researching and evaluating EV battery health, battery management systems and cybersecurity, and high-voltage battery charging failures and effects; and,
•	Investigating safety-related battery defects.

The NHTSA Initiative also participates in the development of Global Technical Regulation (GTR) No. 20 for EV Safety(PDF) (https://unece.org/fileadmin/DAM/trans/main/wp29/wp29wgs/wp29gen/wp29registry/ECE-TRANS-180a20e.pdf) which includes battery fire safety. For more information, see the NHTSA’s Initiative (https://www.nhtsa.gov/battery-safety-initiative) website.

The Secretaries of Transportation and Energy jointly established an EVWG to make recommendations regarding the development, adoption, and integration of light-, medium-, and heavy-duty electric vehicles (EVs) into the transportation and energy system of the United States. The EVWG is comprised of 25 members from federal agencies, the automotive industry, the energy industry, state and local governments, labor organizations, and the property development industry. The EVWG will produce three reports describing the status of EV adoption, including barriers and opportunities to scale up EV adoption, and recommendations for EV issues including EV charging station needs, manufacturing and battery costs, EV adoption for low- and moderate-income individuals and underserved communities, and EV charging station permitting and regulatory issues. The first report must be submitted within 18 months of the EVWG establishment, and the second and third reports each two years thereafter. Based on the EVWG reports, the Secretaries of Transportation and Energy must jointly develop, maintain, and update an EV strategy that includes how the federal, state, and local governments, and industry can establish quantitative transportation electrification targets, overcome barriers, provide public EV education and awareness, identify areas of opportunity in research and development to lower EV cost and increase performance, and expand EV charging station deployment. The Secretaries and the Working Group will use existing federal resources such as the Alternative Fuels Data Center (https://afdc.energy.gov/), the Energy Efficient Mobility Systems (https://www.energy.gov/eere/vehicles/energy-efficient-mobility-systems/) program, and the Clean Cities and Communities Coalition Network (https://cleancities.energy.gov). The EVWG was established on June 8, 2022, and will terminate upon the submission of the third and final report. For more information, see the EVWG (https://driveelectric.gov/ev-working-group/) website.

(Reference Public Law 117-58 (https://www.congress.gov/public-laws/117th-congress) and 23 U.S. Code 151 (https://www.govinfo.gov/))

Employees

We have one full time employee, our President, Kent Rodriguez and a part time administrative assistant. The Board retains consultants and advisors on as needed basis.  They are compensated with cash and also with the issuance of the Company’s common stock.

Research and Development

We did not have any research and development costs during fiscal 2024 and 2023.

Property

Our corporate office is located at 310 Fourth Avenue South, Suite 7000, Minneapolis, Minnesota 55415. This office space is rented from an unaffiliated third party on a month-to-month basis, for a monthly rental cost of $1,200.

Recent Developments

Other Information

None

Item 1A.  Risk Factors

Smaller reporting companies are not required to provide the information required by this item.

For risks relating to our operations, see “Risk Factors” contained in our Form 10-12g/A filed with the SEC on November 6, 2023

Item 1B. Unresolved Staff Comments

None

Item 1C. Cybersecurity

We recognize the importance of developing, implementing, and maintaining robust cybersecurity measures to protect our information systems and protect the confidentiality, integrity, and availability of our data. Presently our information systems are limited to databases maintained by third parties.  As a result, we have limited policies and procedures to assess, identify, and manage material risk from cybersecurity threats. We assess risks from cybersecurity threats against our third-party information systems that may result in adverse effects on our information systems or any information residing therein. We conduct periodic and ad-hoc assessments to identify cybersecurity threats. Presently we do not believe there are any material threats to our systems.

Following these risk assessments, if needed, we evaluate whether and/or how to re-design, implement, and maintain reasonable safeguards to mitigate identified risks and reasonably address any identified gaps in existing safeguards. We do not yet have an IT manager given our limited exposure to risks, and therefore the review of our limited systems is undertaken by our President to manage the risk assessment and mitigation process. When applicable to our corporate structure and when we believe exposure to risks within our systems exceeds the current limited levels of exposure, we will monitor and test our safeguards and train our employees on the implementation of such safeguards, in collaboration with human resources, IT, and management, as available. We aim to promote a company-wide culture of cybersecurity risk management as we grow in size.

Risks from Cybersecurity Threats

As of the date of this report, we are not aware of any cybersecurity incidents, that have had a materially adverse effect on our operations, business, results of operations, or financial condition.

Governance

Our board of directors is responsible for monitoring and assessing strategic risk exposure. Our board of directors administers its cybersecurity risk oversight function directly as a whole. Our President is responsible for assessing and managing our material risks from cybersecurity threats and conducts this assessment on a regular basis, or at least once per year.

Item 2. Properties

Our corporate office is located at 310 Fourth Avenue South, Suite 700, Minneapolis, MN 55415. This office space is rented from an unaffiliated third party on a month-to-month basis under terms of a verbal agreement for a monthly rental of $1,200.

Item 3. Legal Proceedings

There are no pending legal proceedings to which we are a party or in which any director, officer or affiliate of ours, any owner of record or beneficially of more than 5% of any class of our voting securities, or security holder is a party adverse to us or has a material interest adverse to us.

Item 4. Mine Safety Disclosures

Not applicable

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

a) Market Information

Our common stock is currently quoted on the OTC market “Pink Sheets” under the symbol GRVE. For the periods indicated, the following table sets forth the high and low bid prices per share of common stock. The below prices represent inter-dealer quotations without retail markup, markdown, or commission and may not necessarily represent actual transactions.

Period	High	Low
Quarter ended March 31, 2024	.050	.020
Quarter ended December 31, 2023	.127	.023
Quarter ended September 30, 2023	.177	.035
Quarter ended June 30, 2023	.298	.043
Quarter ended March 31, 2023	.090	.041
Quarter ended December 31, 2022	.060	.039
Quarter ended September 31, 2022	.065	.036
Quarter ended June 30, 2022	.038	.038

b) Holders

On March 31, 2024, there are approximately 720 holders of record of our common stock.

c) Dividends

Subject to preferences that may be applicable to any then outstanding preferred stock, the holders of common stock are entitled to receive dividends, if any, as may be declared from time to time by our board of directors out of legally available funds. Holders of Series A Stock are entitled to receive dividends on shares of Series A Preferred equal (on an as-converted to common stock basis) to and in the same form as dividends actually paid on our common stock.

Series A Preferred Stock holds designations of cash dividends at the rate of 8% of the amount per share of Series A Preferred Stock per annum in the form of “Preferred Dividends”, voting rights on an as-converted to Common Stock basis, liquidation preferences, and conversion rights in which each share of Series A Preferred Stock shall, upon conversion, represent 0.51% of the then “Fully-Diluted Shares Outstanding” of the Company. On January 12, 2018, our Board of Directors agreed to amend Designation of the Series A Convertible Preferred Stock be amended by changing the ratio for conversion, in Article IV, subparagraph (a), from 0.4% to 0.51% so that upon conversion the number of shares of common stock to be exchanged shall equal 51% of then issued and outstanding common stock. In addition, on January 12, 2018, the Company and the Series A Holder agreed to forgive all accrued interest to date on the Series A, and to pause any accruals until April 1, 2023. The Series A Convertible Preferred Stock carries liquidating preference, over all other classes of stock, equal to the amount paid for the stock plus any unpaid dividends. Currently the value of the liquidation preference is $500,000, the amount of debt that the related party converted into the preferred stock. If this Preferred Stock were to be redeemed by the holder, it would result in an aggregate of the $500,000 liquidation preference, on a per share basis, this would equal $5,000 per share. The Company and Series A Preferred Holder agreed to forgive all accrued interest and arrearages in preferred share dividends of Series A Preferred Stock through March 31, 2023. Dividends began to accrue on the Series A Preferred Stock as of April 1, 2023. During the fiscal year ended March 31, 2024, the holder of the Series A preferred shares accrued $40,000 in preferred dividends from the Series A preferred shares.

Series B Preferred Stock holds designations of being ranked junior to the Series A Preferred Stock, cash dividends at the rate of 9% of the amount per share of Series B Preferred Stock per annum in the form of “Preferred Dividends”, a dividend received deduction for federal income tax purposes, liquidation preferences ranked junior to the Series A Preferred Stock, redemption of the Series B Preferred Stock by the Company at 105% of the Stated Value, plus accrued and unpaid Dividends, if prior to the two year anniversary of the Issuance Date, or at 100% of the State Value, plus accrued and unpaid Dividends, if on or after the two year anniversary of the Issuance Date, no voting rights, and right to notice of certain corporate action. All accrued dividends on the Series B has been settled through March 31, 2023, and none currently remains outstanding. Dividends began to accrue on the Series B Preferred Stock as of April 1, 2023. During the fiscal year ended March 31, 2024, the holders of the Series B preferred shares accrued $178,468, in preferred dividends from the Series B preferred shares.

d) Securities Authorized for Issuance Under Equity Compensation Plans

No equity compensation plan or agreements under which our common stock is authorized for issuance has been adopted during the fiscal years ended March 31, 2024 and 2023. We have no equity compensation plans at this time.

e) Recent Sales of Unregistered Securities

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

On October 4, 2022, the Company issued 150,000 shares of common stock in exchange for $3,000 received.

On October 4, 2022, the Company issued 250,000 shares of common stock in exchange for $4,963 received.

On December 1, 2022, the Company issued 500,000 shares of common stock in exchange for consulting services. These shares were issued with an approximate value of $0.0598 per share, based on the fair market value as of their date of issuance.

 On December 1, 2022, the Company issued 1,500,000 shares of common stock to three different parties in the amounts of 1,000,000, 250,000, and 250,000, in exchange for $29,970 received.

On December 1, 2022, the Company issued 250,000 shares of common stock in exchange for $4,970 received.

On January 31, 2023, the Company issued 2,750,000 shares of common stock for conversion of debt.

On February 21, 2023, the Company issued 50,000 shares of common stock for website and social media services. These shares were issued with a value of $0.08 per share.

On April 15, 2023, the Company issued 1,000,000 shares of common stock in exchange for consulting services. These shares were valued at $0.0783 per shares per their corresponding consulting agreement.

On December 20, 2023, the Company issued 1,000,000 shares of common stock in exchange for $20,000 in cash proceeds.

f) Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6. Reserved

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of the results of our operations and financial condition should be read in conjunction with our financial statements, and the notes to those financial statements that are included elsewhere in this Report. All monetary figures are presented in U.S. dollars, unless otherwise indicated.

Our Management’s Discussion and Analysis contains not only statements that are historical facts, but also statements that are forward-looking. Forward-looking statements are, by their very nature, uncertain and risky. These risks and uncertainties include international, national, and local general economic and market conditions; our ability to sustain, manage, or forecast growth; our ability to successfully make and integrate acquisitions; new product development and introduction; existing government regulations and changes in, or the failure to comply with, government regulations; adverse publicity; competition; the loss of significant customers or suppliers; fluctuations and difficulty in forecasting operating results; change in business strategy or development plans; business disruptions; the ability to attract and retain qualified personnel; the ability to protect technology; the risk of foreign currency exchange rate; and other risks that might be detailed from time to time in our filings with the SEC.

Although the forward-looking statements in this Report reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by them. Consequently, and because forward-looking statements are inherently subject to risks and uncertainties, the actual results and outcomes may differ materially from the results and outcomes discussed in the forward-looking statements. You are urged to carefully review and consider the various disclosures made by us in this report as we attempt to advise interested parties of the risks and factors that may affect our business, financial condition, and results of operations and prospects.

Results of Operations

Revenue

We have not generated any revenue since our inception and do not expect to generate any revenue from the sale of products in the near future.

Operating Expenses

For the fiscal years ended March 31, 2024 and 2023 we had the following operating expenses:

	For the Year ended March 31,
	2024	2023
Operating expenses:
Selling, General and Administrative Expenses	$73,743	$75,468
Rent	18,576	11,796
Legal and Professional Expenses	95,962	58,350
Consulting Expense	78,300	29,900
Total operating expenses	$266,581	$175,514

Total operating expenses for the year ended March 31, 2024 were $266,581 as compared to $175,514 for the year ended March 31, 2023. During the year ended March 31, 2024, the Company incurred $18,576 of rent expense, legal and professional expenses of $95,962, consulting expenses of $78,300 and $73,743 of selling, general and administrative expenses which consisted primarily of; payroll and related costs of $48,000, advertising and promotion expenses of $416, insurance expenses of $5,612, transfer agent expenses of $5,267 and other selling, general, and administrative expenses of $14,448. The increase was primarily due to an increase in consulting expenses from $29,900 (2023) to $78,300 (2024) and legal and professional expenses, which increased from$58,350 (2023) to $95,962 (2024) due to the filing of a registration statement in fiscal 2024. Rent increased from $11,796 to $18,576 and selling and general expenses decreased from $75,468 (2023) to $73,743 (2024). Selling, general and administrative expenses for the year ended March 31, 2023 consisted primarily of; payroll and related costs of $48,000, advertising and promotion expenses of $5,393, insurance expenses of $5,064, other selling, general, and administrative expenses of $17,369, offset by a credit to transfer and agent fees of $358.

Other Income (Expense)

	March 31, 2024	March 31, 2023
Other Income (Expense)
Amortization of Debt Discount	$—	$(74,876)
Change in Derivative Liability	—	95,575
Gain on Settlement of Debt	71,242	54,571
Interest Income (Expense)	(6,750)	(21,662)
Miscellaneous Other Income (Expense)	—	1,180
Total Other Income (Expense)	$64,492	$54,788

Other income was $64,692 in the year ended March 31, 2024, and comprised of a gain on settlement of debt of $71,242 offset by interest expense of $6,750. Other income was $54,788 in the year ended March 31, 2023, which included a gain as a result of a change in the value of derivative liabilities of $95,575, a gain on settlement of debt of $54,571 and miscellaneous other income of $1,180 offset by amortization of debt discount expense of $74,876 and interest expense of $21,662.

Net Loss

We had a net loss of $202,089 in the year ended March 31, 2024 compared to a net loss of $120,726 in the year ended March 31, 2023.  The increase to the reported loss in the current year end is primarily due to an increase in legal and professional expenses and increased consulting fees.

Statement of Cash Flows

The following table summarizes our cash flows for the period presented:

	For the Year ended March 31,
	2024	2023
Net cash used by operating activities	$(86,835)	$(95,503)
Net cash provided from (used by) investing activities	—	—
Net cash provided from financing activities	83,957	51,535
Decrease in cash and cash equivalents	$(2,878)	$(43,968)

During the year ended March 31, 2024 we used cash of $2,878 as compared to the year ended March 31, 2024, where we used cash of $43,968.

Cash Used in Operating Activities

Cash used in operating activities for the year ended March 31, 2024 was $86,835 as compared to $95,503 used in the year ended March 31, 2023.

Cash used in operating activities for the year ended March 31, 2024 was the result of net loss of $202,089 offset by non-cash operating activities including a gain on settlement of debt of $71,242, accrued interest of $6,750, stock issued for outside services of $78,300, accrued payroll of $48,000, changes to working capital included an increase in prepaid expenses of $28, an increase in accounts payable and accrued liabilities of $53,418.

Cash used in operating activities for the year ended March 31, 2023 was the result of net loss of $120,726 offset by non-cash operating activities including a gain on settlement of debt of $54,571, a change in derivative liabilities of $95,575, stock issued for outside services of $33,900, accrued payroll of $48,000, accrued interest of $14,504, interest settled with stock of $7,158 and bad debt of $25, changes to working capital included a decrease in prepaid expenses of $482, a decrease to accounts receivable of $226 and a decrease in accounts payable and accrued liabilities of $2,838.

Cash Provided by Investing Activities

There was no cash provided by investing activities for the years ended March 31, 2024 and 2023.

Cash Provided by Financing Activities

	March 31, 2024	March 31, 2023
Cash Flow From Financing Activities
Funds received from Related Party	104,915	168,000
Funds distributed to Related Party	(958)	(9,428)
Repayment of Outstanding Convertible Debt	(40,000)	(54,650)
Repayment of Outstanding Contingent Liability	—	(95,350)
Funds received for Issuance of Common Stock	20,000	42,963
Net Cash From Financing Activities	83,957	51,535

During the year ended March 31, 2024, financing activities provided cash of $124,915 as a result of related party advances of $104,915 and funds received for the issuance of common stock of $20,000 for ongoing operations, offset by funds paid to a related party of $958 and repayments of outstanding convertible debt of $40,000 for net cash from financing activities of $83,957.

During the year ended March 31, 2023, financing activities provided cash of $210,963 as a result of related party advances of $168,000 and funds received for the issuance of common stock of $42,963 for ongoing operations, offset by funds paid to a related party of $9,428 and repayments of outstanding convertible debt of $54,640 and the repayment of an outstanding contingent liability of $95,350 for net cash from financing activities of $51,535.

Liquidity and Capital Resources

We are in need of additional cash resources to maintain our operations. As of March 31, 2024 we had cash of $1,688. We are in the early stage of development and have experienced net losses to date and have not generated revenue from operations which raises substantial doubt about our ability to continue as a going concern. There are a number of conditions that we must satisfy before we will be able to acquire, license and acquire products and intellectual property, not the least of which is negotiating and financing any acquisitions. We are in the process of identifying and establishing strategic partners and technologies in order to establish a market and generate commercial orders by customers and licensing which will include effective marketing and sales capabilities for any products. We do not currently have sufficient resources to accomplish any of these conditions necessary for us to generate revenue and expect to incur increasing operating expenses. We will require substantial additional funds for operations, the service of debt and to fund our business objectives. There can be no assurance that financing, whether debt or equity, will always be available to us in the amount required at any particular time or for any particular period or, if available, that it can be obtained on terms favorable to us. If additional funds are raised by the issuance of equity securities, such as through the issuance and exercise of warrants, then existing stockholders will experience dilution of their ownership interest. If additional funds are raised by the issuance of debt or other equity instruments, we may be subject to certain limitations in our operations, and issuance of such securities may have rights senior to those of the then existing stockholders. We currently have no agreements, arrangements or understandings with any person or entity to obtain funds through bank loans, lines of credit or any other sources.

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

Going Concern

The Company has incurred recurring net losses since its inception and has raised limited capital. The Company had a net loss of $202,089 and $120,726 for the years ended March 31, 2024, and March 31, 2023, respectively. The Company’s accumulated deficit was $34,847,277 and $34,426,718 as of March 31, 2024, and March 31, 2023, respectively. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustment relating to the recoverability and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company is taking certain steps to provide the necessary capital to continue its operations. These steps include but are not limited to: 1) focus on our new business model and 2) raising equity or debt financing. Our auditors express substantial doubt about our ability to continue as a going concern.

Off Balance Sheet Arrangements

We currently have no off-balance sheet arrangements.

Critical Accounting Policies

The preparation of our financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments which are based on historical experience and on various other factors that are believed to be reasonable under the circumstances. The results of their evaluation form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions and circumstances. Our significant accounting policies are more fully discussed in the Notes to our Financial Statements.

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

Financial Instruments

The Company's financial instruments primarily consist of cash and cash equivalents, accounts payable and accrued liabilities, related party payables, dividends payable and other debt. The carrying values of the Company's financial instruments approximate fair value. FASB ASC 820, Fair Value Measurements and Disclosures ("ASC 820") establishes a framework for all fair value measurements and expands disclosures related to fair value measurement and developments. ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820 requires that assets and liabilities measured at fair value are classified and disclosed in one of the following three categories: Level 1—Quoted market prices for identical assets or liabilities in active markets or observable inputs; Level 2—Significant other observable inputs that can be corroborated by observable market data; and Level 3—Significant unobservable inputs that cannot be corroborated by observable market data. The Company believes that the carrying amounts of cash and cash equivalents, accounts payable, related party payables, accrued dividends and debt approximate fair value based on either their short-term nature or on terms currently available to the Company in financial markets.

Beneficial Conversion Feature

The Company measures certain convertible debt using a nondetachable conversion feature known as a beneficial conversion feature, or BCF. A convertible instrument contains a BCF when the conversion price is less than the fair value of the shares into which the instrument is convertible at the commitment date. From time to time, the Company may issue convertible notes that may contain a beneficial conversion feature. A beneficial conversion feature exists on the date a convertible note is issued when the fair value of the underlying common stock to which the note is convertible into is in excess of the remaining unallocated proceeds of the note after first considering the allocation of a portion of the note proceeds to the fair value of the warrants, if related warrants have been granted. The intrinsic value of the beneficial conversion feature is recorded as a debt discount with a corresponding amount to additional paid-in capital. The debt discount is amortized to interest expense over the life of the note using the effective interest method.

Debt Issuance Cost

Debt issuance costs incurred in connection with the issuance of debt are capitalized and amortized to interest expense over the term of the debt using the effective interest method. The unamortized amount is presented as a reduction of debt on the balance sheet.

In August 2020, the FASB issued ASU No. 2020-06, Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”). ASU 2020-06 simplifies the accounting for convertible debt instruments and convertible preferred stock by removing the existing guidance in ASC 470-20 that requires entities to account for beneficial conversion features and cash conversion features in equity, separately from the host convertible debt or preferred stock. Two methods of transition were permitted upon adoption: full retrospective and modified retrospective. The Company has yet to adopt ASC 2020-06. The accounting impact will be a reclassification from Additional Paid-In Capital to Retained Earnings. The Company adopted ASC 2020-06 as of April 1, 2023.

Recent Accounting Pronouncements

In November 2023, the FASB issued Accounting Standards Update 2023-07, Segment Reporting—Improvements to Reportable Segment Disclosures (“ASU 2023-07”), which requires incremental disclosures related to a public entity’s reportable segments. Required disclosures include, on an annual and interim basis, significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”) and included within each reported measure of segment profit or loss, an amount for other segment items (which is the difference between segment revenue less segment expenses and less segment profit or loss) and a description of its composition, the title and position of the CODM, and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. The standard also permits disclosure of more than one measure of segment profit. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The Company does not believe the adoption of ASU 2023-07 will have any impact on our financial statements.

In December 2023, the FASB issued Accounting Standards Update 2023-09, Improvements to Income Tax Disclosures (“ASU 2023-09”), which requires public entities on an annual basis to (1) disclose specific categories in the rate reconciliation and (2) provide additional information for reconciling items that meet a quantitative threshold (if the effect of those reconciling items is equal to or greater than 5 percent of the amount computed by multiplying pretax income or loss by the applicable statutory income tax rate). ASU 2023-09 is effective for fiscal years beginning after December 15, 2025. We are evaluating the impact of adopting ASU 2023-09 on our financial statements.

In March 2024, the SEC adopted the final rule under SEC Release No. 33-11275, The Enhancement and Standardization of Climate Related Disclosures for Investors, which requires registrants to disclose climate-related information in registration statements and annual reports. The new rules would be effective for annual reporting periods beginning in fiscal year 2025. However, in April 2024, the SEC exercised its discretion to stay these rules pending the completion of judicial review of certain consolidated petitions with the United States Court of Appeals for the Eighth Circuit in connection with these rules. We are evaluating the impact the adoption of this rule, if any, may have on our financial statements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risks.

Disclosure in response to this Item is not required for a smaller reporting company.

Item 8. Financial Statements and Supplementary Data.

The financial statements required by this Item 8 are included in this Annual Report beginning on page F-1.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

On May 8, 2024, the Board of Directors of Groove Botanicals Inc. (the “Company”) approved the dismissal of BF Borgers CPA PC (“BF Borgers”) as the Company’s independent registered public accounting firm. On May 3, 2024, the Securities and Exchange Commission (the “SEC”) announced that it had settled charges against BF Borgers that it failed to conduct audits in accordance with the standards of the Public Company Accounting Oversight Board (the “PCAOB”). As part of the settlement, BF Borgers agreed to a permanent ban on appearing or practicing before the SEC (the “Ban”). As a result of BF Borgers’ settlement with the SEC, the Company dismissed BF Borgers as its independent accountant.

The reports of BF Borgers on the Company’s consolidated financial statements for the fiscal years ended March 31, 2023 and 2022 did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles other than an explanatory paragraph relating to the Company’s ability to continue as a going concern. The Company had not yet engaged a report from BF Borgers for our fiscal year ended March 31, 2024 as of the date of the Ban.

During the fiscal years ended March, 2023 and 2022, and through the date of termination, May 8, 2024, there were no “disagreements” with BF Borgers on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements if not resolved to the satisfaction of BF Borgers would have caused BF Borgers to make reference thereto in its reports on the consolidated financial statement for such years. During the fiscal years ended March 31, 2023 and 2022, and through May 8, 2024, there have been no “reportable events” (as defined in Item 304(a)(1)(iv) and Item 304(a)(1)(v) of Registration S-K), except for the identified material weaknesses in its internal control over financial reporting as disclosed in the Company’s Annual Report.

The U.S. Securities and Exchange Commission (the “SEC”) has advised that, in lieu of obtaining a letter from BF Borgers stating whether or not it agrees with the statements herein, the Company may indicate that BF Borgers is not currently permitted to appear or practice before the SEC for reasons described in the SEC’s Order Instituting Public Administrative and Cease-and-Desist Proceedings Pursuant to Section 8A of the Securities Act of 1933, Sections 4C and 21C of the Securities Exchange Act of 1934 and Rule 102(e) of the Commission’s Rules of Practice, Making Findings, and Imposing Remedial Sanctions and a Cease-and-Desist Order, dated May 3, 2024.

On June 13, 2024, the Board of Directors approved the appointment of M.S. Madhava Rao, Chartered Accountant (“Rao”) as the Company's new independent registered public accounting firm, effective immediately, to perform independent review and audit services for the fiscal years ending March 31, 2024 and 2023. During the fiscal years ended March 31, 2024 and 2023 and through June 13, 2024, date of engagement, neither the Company, nor anyone on its behalf, consulted Rao regarding either (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered with respect to the consolidated financial statements of the Company, and no written report or oral advice was provided to the Company by Rao that was an important factor considered by the Company in reaching a decision as to any accounting, auditing or financial reporting issue; or (ii) any matter that was the subject of a "disagreement" (as defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions) or a “reportable event” (as that term is defined in Item 304(a)(1)(v) of Regulation S-K).

Item 9A. Controls and Procedures.

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

As of March 31, 2024, we carried out an evaluation, with the participation of our management, including our principal executive officer and our principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were not effective, as of March 31, 2024.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our principal executive officer [and principal financial officer], we conducted an evaluation of the effectiveness, as of March 31, 2024, of our internal control over financial reporting based on the framework in 2013 Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under this framework, our management concluded that our internal control over financial reporting was not effective as of March 31, 2024 due to material weaknesses in our internal control over financial reporting described below.

Our internal controls are not effective for the following reasons: (i) there is an inadequate segregation of duties consistent with control objectives as management is comprised of only one person, the Company’s principal executive officer and principal financial officer and, (ii) the Company does not have an audit committee with a financial expert, and thus the Company lacks the board oversight role within the financial reporting process.

In order to mitigate the foregoing material weaknesses, we have engaged an outside accounting consultant with significant experience in the preparation of financial statements in conformity with GAAP to assist us in the preparation of our financial statements to ensure that these financial statements are prepared in conformity with GAAP. We will continue to monitor the effectiveness of this action and make any changes that our management deems appropriate.

We would need to hire additional staff to provide greater segregation of duties. Currently, it is not feasible to hire additional staff to obtain optimal segregation of duties. Management will continue to reassess this matter to determine whether improvement in segregation of duty is feasible. In addition, we would need to expand our board to include independent members.

Going forward, we intend to evaluate our processes and procedures and, where practicable and resources permit, implement changes in order to have more effective controls over financial reporting.

This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to the exemption provided to issuers that are not “large accelerated filers” nor “accelerated filers” under the Dodd-Frank Wall Street Reform and Consumer Protection Act.

Changes in Internal Control over Financial Reporting

There was no change in our system of internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended March 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III.

Item 10. Directors, Executive Officers and Corporate Governance.

The following table sets forth the name, age and position of each of our executive officers and directors as of the date of this report:

Name	Age	Position
Kent Rodriguez	66	Director, President, Treasurer, Secretary

Background of Executive Officers and Directors

Our directors are elected for a term of one year and serve until such director’s successor is duly elected and qualified. Each executive officer serves at the pleasure of the Board.

Kent Rodriguez

Mr. Rodriguez joined the Company as Chief Executive Officer, Secretary, and Principal Financial Officer in May 2009. Since 1995, he has been the Managing Partner of Weyer Capital Partners, a Minneapolis-based venture capital corporation. He has a B.A. degree in Geology from Carleton College, and an Executive MBA from the Harvard Business School. Mr. Rodriguez is the related party who has provided funds to the Company, which are owed back to him and can be found within the Balance Sheets and footnotes referenced throughout this filing as related party payables.

Family Relationships

There are no family relationships among any of our executive officers or directors.

Board Composition

Our business and affairs are managed under the direction of our board of directors, which presently consists of one member. Our current director will continue to serve as a director until his resignation, removal or successor is duly elected.

Our certificate of incorporation and our bylaws permit our board of directors to establish the authorized number of directors from time to time by resolution. Each director serves until the expiration of the term for which such director was elected or appointed, or until such director’s earlier death, resignation or removal.

Involvement in Certain Legal Proceedings

As of the filing of this Annual Report on Form 10-K, there are no legal proceedings, and during the past ten years there have been no legal proceedings, that are material to an evaluation of the ability or integrity of any of our directors, director nominees or executive officers.

Committees of Our Board of Directors

Our board of directors has not established any committees.

We are not a “listed company” under SEC rules and are therefore not required to have an audit committee comprised of independent directors.

We do not currently have a “financial expert” within the meaning of the rules and regulations of the SEC.

The Company has no nominating or compensation committees at this time. The entire Board participates in the nomination and audit oversight processes and considers executive and director compensation. Given the size of the Company and its stage of development, the entire Board is involved in such decision-making processes. Thus, there is a potential conflict of interest in that our directors and officers have the authority to determine issues concerning management compensation, nominations, and audit issues that may affect management decisions. We are not aware of any other conflicts of interest with any of our executive officers or directors.

Code of Business Conduct and Ethics

The Company has not as yet adopted a code of ethics applicable to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions as required by the Sarbanes-Oxley Act of 2002 due to our small size and limited resources and because management’s attention has been focused on matters pertaining to raising capital and the operation of the business.

Risk and Compensation Policies

The Company does not have any risk and compensation policies.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who own more than ten percent of a registered class of our equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock and other equity securities. Officers, directors and greater than ten percent stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file.

To our knowledge, each of Kent Rodriguez and Douglas Barton are delinquent in filing a Form 3 report. Mr. Barton resigned from the Company’s board of directors as of July 29, 2024.

Item 11. Executive Compensation.

On an annual basis the company accrues $48,000 of wages payable, $4,000 monthly, to its CEO Kent Rodriguez. On April 1, 2020, the Company entered into an employment agreement with its CEO which designates monthly payments due to CEO Kent Rodriguez in the amount of $4,000 each month. This agreement shall continue for four years until March 31, 2024 and was renewed for a further term on expiry.

The following table illustrates compensation accrued to the executive team during the fiscal years ended March 31, 2024 and 2023:

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock awards ($)	Option awards ($)	Nonequity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
Kent Rodriguez, CEO*	Fiscal Year ended March 31, 2024	$48,000	-	-	-	-	-	-	$48,000
Kent Rodriguez, CEO*	Fiscal Year ended March 31, 2023	$48,000	-	-	-	-	-	-	$48,000

*Total compensation accrued for Kent Rodriguez during each fiscal year is $48,000 total, which includes his compensation as CEO as well as Director.

Outstanding Equity Awards at Fiscal Year-End

As of March 31, 2024, there were no outstanding equity awards.

Director Compensation

No compensation was paid to our directors for services rendered during the years ended March 31, 2024, and 2023.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table lists, as of March 31, 2024, the number of shares of common stock beneficially owned by (i) each person, entity or group (as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934) known to the Company to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each of our Named Executive Officers and (iii) all officers and directors as a group. Information relating to beneficial ownership of common stock by our principal stockholders and management is based upon information furnished by each person using “beneficial ownership” concepts under the rules of the SEC. Under these rules, a person is deemed to be a beneficial owner of a security if that person directly or indirectly has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to dispose or direct the disposition of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the SEC rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary interest. Except as noted below, each person has sole voting and investment power with respect to the shares beneficially owned and each stockholder’s address is c/o Groove Botanicals Inc., 310 Fourth Avenue South, Suite 700, Minneapolis, MN

The following table sets forth, as of March 31, 2024, information regarding beneficial ownership of our capital stock by:

●	each person, or group of affiliated persons, known by us to beneficially own more than 5% of our common stock;
●	each of our directors;
●	each of our named executive officers; and
●	all of our current executive officers, and directors as a group.

In the table below, percentage ownership is based on 59,643,062 shares of our Common Stock issued and outstanding as of March 31, 2024.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all ordinary shares beneficially owned by them.

Name of Beneficial Owner	Number of Shares Beneficially Owned (2)		Percentage of Shares Beneficially Owned (2)

5% or Greater Stockholders
Directors and Named Executive Officers
Kent Rodriguez, President, Secretary, Treasurer and Director	62,081,840	(1)	.5101%
Douglas Barton, Director(3)	760,667		.0128%
All directors, directors nominees and executive officers as a group (2 persons):	62,842,507	(1)	.5229%

(1)	This amount includes a total of 62,077,473 common shares issuable upon conversion of 100 shares of Series A Convertible Preferred Stock and 4,367 shares of common stock issued and outstanding;
(2)	Fully diluted shares outstanding for purposes of calculation totals 121,720,535, including 62,077,473 common shares issuable to Kent Rodriguez upon conversion of 100 shares of Series A Convertible Preferred Stock
(3)	Mr. Barton resigned from the Company’s board of directors as of July 29, 2024.

Securities Authorized for Issuance under Equity Compensation Plans

None.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Policies and Procedures for Related Person Transactions

We do not currently have a formal, written policy or procedure for the review and approval of related party transactions. However, all related party transactions are currently reviewed, and as may be necessary, approved by our Board of Directors.

Director Independence

During fiscal 2024 and 2023 we had one independent director, Douglas Barton. Mr. Barton resigned from the Company’s board of directors as of July 29, 2024.

Related Transactions

The Company had a related party payable of $453,057 and $301,100 outstanding as of March 31, 2024, and March 31, 2023, respectively. These amounts consist of funds contributed by the management for the purpose of providing financing during periods of low or negative cashflow in order to cover essential costs of continuing operations, as well as funds payable to management as compensation. On an annual basis the Company accrues $48,000 of wages payable to its CEO. Kent Rodriguez under the terms of an employment agreement with its CEO entered into April 1, 2020, which designates monthly payments due to CEO Kent Rodriguez in the amount of $4,000. This agreement continued through March 31, 2024, and was subsequently renewed. These payables accrue no interest and have no maturity date.

On June 3, 2022, the Company received a loan from the Company’s CEO in the amount of $125,000. These funds were wired to the Company in order to reach a settlement of the debts described in Note 6 of the financial statements appended hereto.

During the fiscal year ended March 31, 2024, the Company accrued $40,000 in preferred dividends from the Series A preferred shares to Mr. Kent Rodriguez, the holder of the Series A Preferred shares. Upon conversion the number of shares of common stock to be exchanged shall equal 51% of the then fully diluted issued and outstanding common stock.

Item 14. Principal Accounting Fees and Services

Prior Audit Firm

On May 8, 2024, the Board of Directors of Groove Botanicals Inc. (the “Company”) approved the dismissal of BF Borgers CPA PC (“BF Borgers”) as the Company’s independent registered public accounting firm.

Current Audit Firm

On June 13, 2024, the Board of Directors of Groove Botanicals Inc. (the “Company”) approved the appointment of M.S. Madhava Rao, Chartered Accountant (“Rao”) as the Company's new independent registered public accounting firm, effective immediately, to perform independent review and audit services for the fiscal years ending March 31, 2024 and 2023.

Fees Billed to the Company in fiscal year 2024 and 2023

The following table sets forth the fees billed to us by current auditor M.S. Madhava Rao, for professional services rendered for the fiscal year ended March 31, 2024 and March 31, 2023, all of which are incurred in the year ended March 31, 2024. We have excluded from this table fees paid to our former auditor, BF Borgers CPA PC (“Borgers”), as Borgers has received a permanent ban on appearing or practicing before the SEC and any reports formerly issued by Borgers are no longer valid.

	March 31, 2024	March 31, 2023
Audit fees(1)	$18,000	$11,000
Audit related fees(2)	—	—
Tax fees(3)	—	—
All other fees	—	—
Total fees	$29,000	$33,000

(1)	Audit Fees — Audit fees consist of fees billed for the audit of our annual financial statements and the review of the interim consolidated financial statements.

(2)	Audit-Related Fees — These consisted principally of the aggregate fees related to audits that are not included Audit Fees.

(3)	Tax Fees — Tax fees consist of aggregate fees for tax compliance and tax advice, including the review and preparation of our tax returns

PART IV.

Item 15. Exhibits and Financial Statement Schedules.

(a) List of Financial Statements, Financial Statement Schedules and Exhibits.

(1) Financial Statements. The following financial statements of Groove Botanicals Inc. are included in this Annual Report beginning on page F-1:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

August 14, 2024

Audit Committee/Board of Director

Groove Botanicals, Inc.

310 Fourth Avenue South, Suite 7000

Minneapolis, MN 55415

Opinion on the financial statements

We audited the accompanying balance sheets of Groove Botanicals, Inc. (“the Company”) as of March 31, 2024 and 2023 and the related statements of operations, stockholders’ equity, and cash flows for years then ended and the related notes (collectively referred to as “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2024 and 2023, and the results of its operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The Company’s financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of the liabilities in the normal course of business. The Company has an accumulated deficit of $34,847,277 for the year ended March 31, 2024. These factors as discussed in Note 3 of the financial statements raise substantial doubt about the Company’s ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis of Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits. we are required to obtain an understanding of internal control over financial reporting not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matters

Critical audit matters arising from the current period of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosure that are material to the financial statements and (2) involve especially challenging, subjective, or complex judgements. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit below, providing separate opinions on the critical audit matters or the accounts or disclosures to which they relate.

Related party transactions.

As discussed in Note 5 to the financial statement, the Company has borrowed from related parties an amount $453,057 as of the date of March 31, 2024. The procedure performed to address the matter included: obtaining confirmation from related party.

We have served as the Company’s auditor since 2024.

M. S. Madhava Rao, Chartered Accountant

Bangalore, India

August 14, 2024

Groove Botanicals, Inc.
Consolidated Balance Sheets

	March 31, 2024	March 31, 2023
ASSETS
Current Assets:
Cash	$1,688	$4,566
Prepaid Expenses	454	482
Total Current Assets	2,142	5,048
TOTAL ASSETS	$2,142	$5,048

LIABILITIES & STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable and Accrued Liabilities	$91,172	$37,754
Interest Payable	—	14,492
Related Party Payable	453,057	301,100
Convertible Notes Payable	—	90,000
Dividend payable, related parties	218,470	—
Total Current Liabilities	762,699	443,346
Total Liabilities	762,699	443,346

Stockholders’ Equity
Preferred Stock, Series A, $0.10 par value, 100 shares authorized; 100 shares issued and outstanding as of March 31, 2024, and March 31, 2023	10	10
Preferred Stock, Series B, $0.10 par value, 2,000 shares authorized; 1,983 shares issued and outstanding as of March 31, 2024, and March 31, 2023	198	198
Common Stock, $0.001 par value, 200,000,000 shares authorized; 59,643,062 and 57,643,062 shares issued and outstanding as of March 31, 2024 and March 31, 2023, respectively	59,643	57,643
Additional paid-in capital	34,026,869	33,930,569
Accumulated deficit	(34,847,277)	(34,426,718)
Total stockholder’s equity	(760,557)	(438,298)
TOTAL LIABILITIES AND STOCKHOLDER’S DEFICIT	$2,142	$5,048

The accompanying notes are an integral part of these consolidated financial statements.

Groove Botanicals, Inc.
Consolidated Statements of Operations

	For the Years Ended March 31,
	2024	2023

Expenses:
Selling, General and Administrative Expenses	$73,743	$75,468
Rent	18,576	11,796
Legal and Professional Expenses	95,962	58,350
Consulting Expense	78,300	29,900
Total operating expenses	266,581	175,514

Operating loss	(266,581)	(175,514)

Other Income (Expense)
Amortization of Debt Discount	—	(74,876)
Change in Derivative Liability	—	95,575
Gain on Settlement of Debt	71,242	54,571
Interest Income (Expense)	(6,750)	(21,662)
Miscellaneous Other Income (Expense)	—	1,180
Total Other Income (Expense)	64,492	54,788

Net (loss)	$(202,089)	$(120,726)

Dividend on Preferred Stock	(218,470)	—
Net (loss) attributable to common shareholders	$(420,559)	$(120,726)

Basic and diluted loss per common share	$(0.01)	$(0.00)

Weighted average common shares outstanding – Basic and diluted	58,880,767	53,511,829

The accompanying notes are an integral part of these consolidated financial statements.

Groove Botanicals, Inc.
Consolidated Statements of Stockholders’ Equity
For the Years Ended March 31, 2024, and 2023

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Common Stock to be Issued		Additional Paid In Capital	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Amount	Amount	Amount
Balance, March 31, 2022	100	$10	1,983	$198	49,193,062	$49,193	3,000,000	$3,000	$33,798,656	$(34,305,992)	$(454,935)

Issuance of Stock for Cash Received in Prior Period					3,000,000	3,000	(3,000,000)	(3,000)			—
Issuance of Stock for Cash					2,150,000	2,150			40,813		42,963
Issuance of Stock for Consulting					500,000	500			29,400		29,900
Issuance of Stock for Conversion of Debt					2,750,000	2,750			57,750		60,500
Issuance of Stock for Website and Social Media Services					50,000	50			3,950		4,000
Net (loss)		-		-						(120,726)	(120,726)
Balance, March 31, 2023	100	$10	1,983	$198	57,643,062	$57,643	—	$—	$33,930,569	$(34,426,718)	$(438,298)

Issuance of Stock for Cash					1,000,000	1,000			19,000		20,000
Issuance of Stock for Consulting					1,000,000	1,000			77,300		78,300
Accrued dividend										(202,089)	(202,089)
Net (loss)		-		-				-		(153,755)	(153,755)
Balance, March 31, 2024	100	$10	1,983	$198	59,643,062	$59,643	—	$—	$34,026,869	$(34,847,277)	$(760,557)

The accompanying notes are an integral part of these consolidated financial statements.

Groove Botanicals, Inc.
Consolidated Statements of Cash Flows

	For the Years Ended March 31,
	2024	2023
Cash Flow From Operating Activities
Net Loss	$(202,089)	$(120,726)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock Issued for Outside Services	30,000	14,000
Issuance of stock to settle interest on convertible note		7,158
Amortization of Debt Discount	—	74,876
Change in Derivative Liability	—	(95,575)
Gain on Settlement of Debt	(71,242)	(54,571)
Accrued Interest	6,750	14,504
Accrued Payroll	48,000	48,000
Bad debt	25	25
Changes in working capital
(Increase) Decrease in Accounts Receivable	—	226
Increase in Prepaid Expenses	28	(482)
Increase (Decrease) in Accounts Payable and Accrued Liabilities	53,418	(2,838)
Net Cash Used in Operating Activities	(86,835)	(95,503)

Cash Flow From Investing Activities
Net Cash From Investing Activities	—	—

Cash Flow From Financing Activities
Funds received from Related Party	104,915	168,000
Funds distributed to Related Party	(958)	(9,428)
Repayment of Outstanding Convertible Debt	(40,000)	(54,650)
Repayment of Outstanding Contingent Liability	—	(95,350)
Funds received for Issuance of Common Stock	20,000	42,963
Net Cash From Financing Activities	83,957	51,535

Net Change in Cash	(2,878)	(43,968)

Cash at Beginning of Period	4,566	48,534

Cash at End of Period	$1,688	$4,566

Net cash paid for:
Interest	$—	$—
Income Taxes	$—	$—

Summary of Non-cash Investing and Financing Information:
Issuance of stock to settle interest payable	$—	$3,342
Issuance of stock to settle convertible note	$—	$50,000

The accompanying notes are an integral part of these consolidated financial statements.

GROOVE BOTANICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MARCH 31, 2024 AND 2023

NOTE 1 - ORGANIZATION AND OPERATIONS

Current Operations

Groove Botanicals, Inc. (the “Company”), (formerly known as Avalon Oil & Gas, Inc.), was originally incorporated in Colorado on April 25, 1991, under the name Snow Runner (USA), Inc. The Company was the general partner of Snow Runner (USA) Ltd.; a Colorado limited partnership to sell proprietary snow skates under the name “Sled Dogs” which was dissolved in August 1992. In late 1993, the Company relocated its operations to Minnesota and in January 1994 changed our name to Snow Runner, Inc. In November 1994 we changed our name to the Sled Dogs Company. On May 25, 1999, we filed articles of merger with Xdogs.com Inc., changing our state of domicile to Nevada. On June 22, 2005, the Corporation changed our name from XDOGS.com, Inc. to Avalon Oil and Gas, Inc. On May 14, 2018, the Corporation changed our name from Avalon Oil and Gas, Inc., to Groove Botanicals, Inc. Until August 2, 2021, when we filed a 15-12B to suspend duty to file reports under sections 13 and 15(d) of the securities exchange act of 1934, we were a reporting company. Subsequently, on September 14, 2023 we filed a Form 10 with the Securities and Exchange Commission, which became effective 60 days later.

Since inception we have operated, unsuccessfully, in various different industries. Currently, we plan to assemble a portfolio of early-stage EV Battery Technologies developed from Universities in Norway, Sweden and Finland, and seek grants from the State of Minnesota Department of Economic Development to find and identify corporate partners to commercialize these technologies and ultimately produce revenues for the Company. The Company does not currently own any patents or technologies related to the EV battery industry, and the process to acquire patents and technologies can be costly, and as such, the Company is not guaranteed to acquire any such patents.

Management believes that the technologies available in the specialized energy industry present a stable business model with high growth potential and we are actively working towards an impactful acquisition in this space.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United Stated of America (“U.S. GAAP”) for financial information. Accordingly, they include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The consolidated financial statements include all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary in order to make the financial statements not misleading. The consolidated balance sheets as of March 31, 2024 and 2023, were derived from the Company’s consolidated financial statements at that date.

Basis of Consolidation

The Company’s consolidated financial statements include the accounts of Groove Botanicals, Inc., and its two 100% controlled non-operating subsidiaries formed in Wyoming, Biotrex, Inc., and Maxidyne, Inc. Intercompany accounts and transactions have been eliminated in consolidation.

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

Financial Instruments

The Company's financial instruments primarily consist of cash and cash equivalents, accounts payable and accrued liabilities, related party payables, dividends payable and other debt. The carrying values of the Company's financial instruments approximate fair value. FASB ASC 820, Fair Value Measurements and Disclosures ("ASC 820") establishes a framework for all fair value measurements and expands disclosures related to fair value measurement and developments. ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820 requires that assets and liabilities measured at fair value are classified and disclosed in one of the following three categories: Level 1—Quoted market prices for identical assets or liabilities in active markets or observable inputs; Level 2—Significant other observable inputs that can be corroborated by observable market data; and Level 3—Significant unobservable inputs that cannot be corroborated by observable market data. The Company believes that the carrying amounts of cash and cash equivalents, accounts payable, related party payables, accrued dividends and debt approximate fair value based on either their short-term nature or on terms currently available to the Company in financial markets.

Net Loss Per Share

The Company computes net income (loss) per share in accordance with ASC 260, Earning per Share. ASC 260 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. As the Company has continued to report operating losses for the periods covered by this report, the impact of potentially dilutive securities would be antidilutive and therefore is not presented.

Income Taxes

The Company is taxed as a C corporation for income tax purposes. The Company accounts for income taxes under the liability method, and deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying values of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. A valuation allowance is provided on deferred tax assets if it is determined that it is more likely than not that the deferred tax asset will not be realized. The Company records interest, net of any applicable related income tax benefit, on potential income tax contingencies as a component of income tax expense. The Company records tax positions taken or expected to be taken in a tax return based upon the amount that is more likely than not to be realized or paid, including in connection with the resolution of any related appeals or other legal processes. Accordingly, the Company recognizes liabilities for certain unrecognized tax benefits based on the amounts that are more likely than not to be settled with the relevant taxing authority. The Company recognizes interest and/or penalties related to unrecognized tax benefits as a component of income tax expense.

Beneficial Conversion Feature

The Company measures certain convertible debt using a nondetachable conversion feature known as a beneficial conversion feature, or BCF. A convertible instrument contains a BCF when the conversion price is less than the fair value of the shares into which the instrument is convertible at the commitment date. From time to time, the Company may issue convertible notes that may contain a beneficial conversion feature. A beneficial conversion feature exists on the date a convertible note is issued when the fair value of the underlying common stock to which the note is convertible into is in excess of the remaining unallocated proceeds of the note after first considering the allocation of a portion of the note proceeds to the fair value of the warrants, if related warrants have been granted. The intrinsic value of the beneficial conversion feature is recorded as a debt discount with a corresponding amount to additional paid-in capital. The debt discount is amortized to interest expense over the life of the note using the effective interest method.

Debt Issuance Cost

Debt issuance costs incurred in connection with the issuance of debt are capitalized and amortized to interest expense over the term of the debt using the effective interest method. The unamortized amount is presented as a reduction of debt on the balance sheet.

In August 2020, the FASB issued ASU No. 2020-06, Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”). ASU 2020-06 simplifies the accounting for convertible debt instruments and convertible preferred stock by removing the existing guidance in ASC 470-20 that requires entities to account for beneficial conversion features and cash conversion features in equity, separately from the host convertible debt or preferred stock. Two methods of transition were permitted upon adoption: full retrospective and modified retrospective. The Company has yet to adopt ASC 2020-06. The accounting impact will be a reclassification from Additional Paid-In Capital to Retained Earnings. The Company adopted ASC 2020-06 as of April 1, 2023.

Recently Issued Accounting Pronouncements

In November 2023, the FASB issued Accounting Standards Update 2023-07, Segment Reporting—Improvements to Reportable Segment Disclosures (“ASU 2023-07”), which requires incremental disclosures related to a public entity’s reportable segments. Required disclosures include, on an annual and interim basis, significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”) and included within each reported measure of segment profit or loss, an amount for other segment items (which is the difference between segment revenue less segment expenses and less segment profit or loss) and a description of its composition, the title and position of the CODM, and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. The standard also permits disclosure of more than one measure of segment profit. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The Company does not believe the adoption of ASU 2023-07 will have any impact on our financial statements.

In December 2023, the FASB issued Accounting Standards Update 2023-09, Improvements to Income Tax Disclosures (“ASU 2023-09”), which requires public entities on an annual basis to (1) disclose specific categories in the rate reconciliation and (2) provide additional information for reconciling items that meet a quantitative threshold (if the effect of those reconciling items is equal to or greater than 5 percent of the amount computed by multiplying pretax income or loss by the applicable statutory income tax rate). ASU 2023-09 is effective for fiscal years beginning after December 15, 2025. We are evaluating the impact of adopting ASU 2023-09 on our financial statements.

In March 2024, the SEC adopted the final rule under SEC Release No. 33-11275, The Enhancement and Standardization of Climate Related Disclosures for Investors, which requires registrants to disclose climate-related information in registration statements and annual reports. The new rules would be effective for annual reporting periods beginning in fiscal year 2025. However, in April 2024, the SEC exercised its discretion to stay these rules pending the completion of judicial review of certain consolidated petitions with the United States Court of Appeals for the Eighth Circuit in connection with these rules. We are evaluating the impact the adoption of this rule, if any, may have on our financial statements.

NOTE 3 - GOING CONCERN

The accompanying consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the consolidated financial statements, the Company has incurred recurring net losses since its inception and has raised limited capital. The Company had a net loss of $202,089 and $120,726 for the years ended March 31, 2024, and March 31, 2023, respectively. The Company’s accumulated deficit was $34,847,277 and $34,426,718 as of March 31, 2024, and March 31, 2023, respectively. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustment relating to the recoverability and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company is taking certain steps to provide the necessary capital to continue its operations. These steps include but are not limited to: 1) focus on our new business model and 2) raising equity or debt financing. Our auditors express substantial doubt about our ability to continue as a going concern.

NOTE 4 – CASH

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. As of March 31, 2024, the Company’s cash consisted of non-restricted cash.

NOTE 5 – RELATED PARTY TRANSACTIONS

The Company had a related party payable of $453,057 and $301,100 outstanding as of March 31, 2024, and March 31, 2023, respectively. These amounts consist of funds contributed by the management for the purpose of providing financing during periods of low or negative cashflow in order to cover essential costs of continuing operations, as well as funds payable to management as compensation. On an annual basis the Company accrues $48,000 of wages payable to its CEO. Kent Rodriguez under the terms of an employment agreement with its CEO entered into April 1, 2020, which designates monthly payments due to CEO Kent Rodriguez in the amount of $4,000. This agreement continued through March 31, 2024, and was subsequently renewed. These payables accrue no interest and have no maturity date.

On June 3, 2022, the Company received a loan from the Company’s CEO in the amount of $125,000. These funds were wired to the Company in order to reach a settlement of the debts described in Note 6.

During the fiscal year ended March 31, 2024, the Company accrued $40,000 in preferred dividends from the Series A preferred shares to Mr. Kent Rodriguez, the holder of the Series A Preferred shares. Upon conversion the number of shares of common stock to be exchanged shall equal 51% of the then fully diluted issued and outstanding common stock.

NOTE 6 – CONVERTIBLE NOTES PAYABLE

(a)	Convertible notes payable consist of a $230,000 Convertible Promissory Note issued on January 30, 2018, to a third party in exchange for cash. Beginning on the issuance date of the Note, the outstanding principal balance of this note accrued annual interest at 10% and the note had a variable conversion price per share of a 40% discount to lowest trading price of the previous five trading days prior to the conversion date. The note had a maturity date of January 30, 2019. The note was booked with a debt discount of the full principal balance of $230,000, plus an excess amount booked to interest in the amount of $27,957, as of March 31, 2019. As of March 31, 2021, this entire debt discount had been amortized. On June 3, 2021 a settlement agreement reached, in which the prior $230,000 convertible note, as well as approximately $72,458 of related interest was settled into a new convertible debt of $54,650, a contingent liability of $95,350, and two cash payments of $50,000 each to the note holder, which were made on July 20, 2020, and March 10, 2021. The convertible debt portion in the amount of $54,650 had no interest accrual and had a variable conversion price per share of a 60% discount to the average of the previous five-day trading closing bid price. The contingent liability was booked as such due to its settlement being contingent upon the Company making the settlement payment hereafter mentioned. This transaction resulted in a gain on debt extinguishment of approximately $52,000 in fiscal year ended March 31, 2022.

Further, there was also an amendment of the settlement agreement on June 3, 2022, the Company satisfied its fully outstanding convertible debts and related contingent liability via settlement payment of $125,000, this resulted in a gain on the settlement of debt in the amount of $25,000.

During the fiscal year ended March 31, 2023, the debt was paid in full.

(b)	Convertible notes payable consists of a $40,000 Convertible Promissory Note issued on March 5, 2021, by management to a third party in exchange for professional services. Beginning on the issuance date of this note, the outstanding principal balance of this note shall bear annual interest at 10%, with interest commencing on the sixth month anniversary of the Issuance Date. The note has a maturity date of June 30, 2022. Additionally, the note has a fixed conversion feature of $0.02 per share, and therefore the Convertible Note is measured at the net of Debt Discount, calculated based off its Beneficial Conversion Features. The note was booked with a debt discount of the full principal balance of $40,000. As of June 30, 2022, this entire debt discount had been amortized.

Further on March 7, 2022, the Company issued additional convertible promissory note in the amount of $60,000, with a maturity date of March 7, 2023, an annual interest rate of 10% and a fixed conversion price of $0.02 per share, in exchange for consulting services. The convertible amount is accounted for based off the outstanding principal and related interest pertaining to the portion convertible debt instrument being converted, multiplied by the previously specified conversion rate.

On July 18, 2022, a Letter Agreement was drafted between the Company and the debtholder, which establishes the settlement of these debts once the Company’s Form 10 goes effective. On January 23, 2023 the Company and the convertible note holder mutually agreed to settle any and all amounts owed pursuant to 1) the Consulting Agreement and Convertible Promissory Note in the amount of $40,000 dated March 5, 2021; and 2) the Consulting Agreement and a Convertible Promissory Note in the amount of $60,000 dated March 7, 2022; 3) all interest accrued through settlement date, as follows: $10,000.00 to be paid to Hymers upon execution of this Agreement, with an additional payment of $40,000 30 days after GRVE’s Form 10 has gone effective.

$10,000 was paid on January 24, 2023. $40,000 was paid on December 31, 2023. This resulted in a gain on the settlement of debt in the amount of $71,242 including interest forgiven of $21,242.

As of March 31, 2024 and March 31, 2023, the balance of the convertible note was $0 and $90,000, respectively.

(c)	On July 23, 2021, the Company issued a convertible promissory note in the amount of $45,000, with an annual interest rate of 8% and a variable conversion price per share of a 40% discount to the average of the previous three-day trading closing bid price, in exchange for professional and legal services to be rendered. The convertible amount is accounted for based off the outstanding principal and related interest pertaining to the portion convertible debt instrument being converted, multiplied by the previously specified conversion rate. Also, as part of this agreement, common stock was granted equal to 14.9% of the outstanding common shares at the time of issuance, and the stock was transferred in three equal parts to affiliates holding the note; this transaction is detailed in the next paragraph. The note has a maturity date of March 31, 2023. The Company has made a total repayment of $20,000 on this debt as of December 31, 2022. On March 28, 2023, the Company and the convertible promissory note holder mutually agreed to settle the outstanding convertible note issued on March 23, 2021, in the original amount of $45,000, with a remaining balance of $25,000 plus outstanding amount of $5,000 in accounts payable and all accrued interest for $5,000. The $5,000 was wired on March 29, 2023. This transaction resulted in a gain on debt extinguishment of approximately $29,570 in the fiscal year ended March 31, 2023.

Per agreements dated August 5, 2021, the Company issued 6,000,000 shares of common stock, 2,000,000 each to three different parties, in exchange for consulting services. These shares were issued with a value of $0.02 per share. These issuances were pertaining to the July 23, 2021 convertible note specified in the previous paragraph.

(d)	On October 1, 2021, the Company issued a convertible promissory note in the amount of $50,000, with an annual interest rate of 5% and a fixed conversion price of $0.02 per share, in exchange for $50,000 received. This note had a maturity date of September 30, 2022. The note was booked with a debt discount of the full principal balance of $50,000. As of September 30, 2022, the full $50,000 of the debt discount has been amortized. Per a board resolution dated February 21, 2023, and corresponding notice of conversion dated February 22, 2023, all debt including principal in the amount of $50,000 and interest payable in the amount of $3,342 related to this convertible note was converted to 2,750,000 shares of common stock, with the conversion effective as of January 31, 2023. The Company recorded the fair market value of the interest portion of the debt settled with stock as interest expense of $7,157 on settlement date.

The Company had a convertible note payable of $0 and $0 outstanding as of the years ended March 31, 2024, and 2023, respectively.

The Company had convertible notes payable of $0 and $90,000 as of March 31, 2024 and 2023, respectively as detailed below:

	March 31, 2024	March 31, 2023
Beginning Balance	$90,000	$164,774
Repayments	(40,000)	(54,650)
Debt extinguished per settlement	(50,000)	(45,000)
Conversion of notes payable into common stock	—	(50,000)
Amortization of discounts	—	74,876
Convertible notes payable, net (Ending Balance)	$—	$90,000

Below is the summary of the principal balance and debt discounts as of March 31, 2024:

Convertible Promissory Note Holder	Start Date	End Date	Initial Note Principal Balance	Debt Discounts as of Issuance	Amortization	Debt Discounts as of March 31, 2024
Robert Hymers III	3/5/2021	6/30/2022	$40,000	$40,000	($40,000)	—
Robert Hymers	3/7/2022	3/7/2023	$60,000	$60,000	($60,000)	—
Total						—
Remaining note principal balance						—
Total convertible promissory notes, net						$—

Below is the summary of the principal balance and debt discounts as of March 31, 2023:

Convertible Promissory Note Holder	Start Date	End Date	Initial Note Principal Balance	Debt Discounts as of Issuance	Amortization	Debt Discounts as of March 31, 2023
Robert Hymers III	3/5/2021	6/30/2022	$40,000	$40,000	($40,000)	—
RaiseRight LLC	7/23/2021	3/31/2023	$45,000	$45,000	($45,000)	—
Robert Hymers	3/7/2022	3/7/2023	$60,000	$30,000	($30,000)	—
Westworld Financial Capital, LLC	10/1/2021	9/30/2022	$50,000	$50,000	($50,000)	—
Total						—
Remaining note principal balance						$90,000
Total convertible promissory notes, net						$90,000

NOTE 7 – PREFERRED STOCK

The Company is authorized to issue 1,000,000 shares of Preferred Stock. We have authorized 100 shares of Series A Preferred Stock and 2,000 shares of Series B Preferred Stock, respectively, both with a par value of $0.10. As of March 31, 2024 and 2023, there were 100 and 1,983 shares issued and outstanding for Series A Preferred Stock and Series B Preferred Stock, respectively.

Series A Preferred Stock holds designations of cash dividends at the rate of 8% of the amount per share of Series A Preferred Stock per annum in the form of “Preferred Dividends”, voting rights on an as-converted to Common Stock basis, liquidation preferences, and conversion rights in which each share of Series A Preferred Stock shall, upon conversion, represent 0.51% of the then “Fully-Diluted Shares Outstanding” of the Company. On January 12, 2018, our Board of Directors agreed to amend Designation of the Series A Convertible Preferred Stock be amended by changing the ratio for conversion, in Article IV, subparagraph (a), from 0.4% to 0.51% so that upon conversion the number of shares of common stock to be exchanged shall equal 51% of then issued and outstanding common stock. In addition, on January 12, 2018, the Company and the Series A Holder agreed to forgive all accrued interest to date on the Series A, and to pause any accruals until April 1, 2023. The Series A Convertible Preferred Stock carries liquidating preference, over all other classes of stock, equal to the amount paid for the stock plus any unpaid dividends. Currently the value of the liquidation preference is $500,000, the amount of debt that the related party converted into the preferred stock. If this Preferred Stock were to be redeemed by the holder, it would result in an aggregate of the $500,000 liquidation preference, on a per share basis, this would equal $5,000 per share. The Company and Series A Preferred Holder agreed to forgive all accrued interest and arrearages in preferred share dividends of Series A Preferred Stock through March 31, 2023. Dividends began to accrue on the Series A Preferred Stock as of April 1, 2023. During the fiscal year ended March 31, 2024, the holder of the Series A preferred shares accrued $40,000 in preferred dividends from the Series A preferred shares.

Series B Preferred Stock holds designations of being ranked junior to the Series A Preferred Stock, cash dividends at the rate of 9% of the amount per share of Series B Preferred Stock per annum in the form of “Preferred Dividends”, a dividend received deduction for federal income tax purposes, liquidation preferences ranked junior to the Series A Preferred Stock, redemption of the Series B Preferred Stock by the Company at 105% of the Stated Value, plus accrued and unpaid Dividends, if prior to the two year anniversary of the Issuance Date, or at 100% of the State Value, plus accrued and unpaid Dividends, if on or after the two year anniversary of the Issuance Date, no voting rights, and right to notice of certain corporate action. All accrued dividends on the Series B have been settled through March 31, 2023, and none remained outstanding at March 31, 2023. Dividends began to accrue on the Series B Preferred Stock as of April 1, 2023. During the fiscal year ended March 31, 2024, the holder of the Series B preferred shares accrued $178,468, in preferred dividends from the Series B preferred shares.

NOTE 8 – COMMON STOCK

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

On October 4, 2022, the Company issued 150,000 shares of common stock in exchange for $3,000 received.

On October 4, 2022, the Company issued 250,000 shares of common stock in exchange for $4,963 received.

On December 1, 2022, the Company issued 500,000 shares of common stock in exchange for consulting services. These shares were issued with an approximate value of $0.0598 per share, based on the fair market value as of their date of issuance.

 On December 1, 2022, the Company issued 1,500,000 shares of common stock to three different parties in the amounts of 1,000,000, 250,000, and 250,000, in exchange for $29,970 received.

On December 1, 2022, the Company issued 250,000 shares of common stock in exchange for $4,970 received.

On January 31, 2023, the Company issued 2,750,000 shares of common stock for conversion of debt including principal and interest. For more details, see Note 6(d).

On February 21, 2023, the Company issued 50,000 shares of common stock for website and social media services. These shares were issued with a value of $0.08 per share.

On April 15, 2023, the Company issued 1,000,000 shares of common stock in exchange for consulting services. These shares were valued at $0.783 per share, the fair market value on the date of issuance.

On December 20, 2023, the Company issued 1,000,000 shares of common stock in exchange for $20,000 in cash proceeds.

The Company had 59,643,062 and 57,643,062 shares of common stock issued and outstanding as of March 31, 2024, and March 31, 2023, respectively.

NOTE 9 – DERIVATIVE FINANCIAL INSTRUMENTS

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

	March 31, 2023	March 31, 2022
Annual Dividend Yield	—	0
Stock Price	—	$0.025 - $0.069
Exercise Price	—	$0.018 - $0.035
Expected Life (Years)	—	0.18 – 1.00
Risk-Free Interest Rate	—	0.04% - 0.52%
Expected Volatility	—	224% - 422%

Fair value of the derivative is summarized as below:

Beginning Balance, March 31, 2022	$95,576
Additions	—
Mark-to-Market	(95,575)
Cancellation of Derivative Liabilities Due to Cash Repayment	(1)
Ending Balance, March 31, 2023	$—

NOTE 10: COMMITMENTS AND CONTINGENCIES

As of March 31, 2024, and 2023, the Company has a month-to-month verbal lease agreement with the landlord, in which the Company pays $1,200 on a monthly basis.

On January 30, 2018, the Company issued a $230,000 Convertible Promissory Note to a third party in exchange for cash. Subsequently there was a settlement agreement on June 3, 2021, in which the Company recognized an outstanding convertible debt and related contingent liability pertaining to an outstanding settlement in the amount of $54,650 and $95,350, respectively. This recognition came as part of a settlement agreement reached on June 3, 2021, in which the prior $230,000 convertible note, as well as approximately $72,458 of related interest was settled into a new convertible debt of $54,650, a contingent liability of $95,350, and two cash payments of $50,000 each to the note holder, which were made on July 20, 2020, and March 10, 2021. This transaction resulted in a gain on debt extinguishment of approximately $52,000 in fiscal year ended March 31, 2022. The convertible debt portion has no interest accrual and has a variable conversion price per share of a 60% discount to the average of the previous five-day trading closing bid price. On June 3, 2022, the Company received a loan from a related party in the amount of $125,000. There funds were wired to the Company to help it reach settlement of the debts described earlier within this paragraph.

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

NOTE 11 – SUBSEQUENT EVENTS

Management has evaluated subsequent events pursuant to the requirements of ASC Topic 855 and has determined that no material subsequent events exist through the date of this filing other than as set out below.

On July 29, 2024, Mr. Douglas Barton resigned as a director of the Company. Mr. Barton did not resign due to any dispute or disagreement with the Company or its practices.

On July 30, 2024, the Company and Mr. Kent Rodriguez, CEO and sole director, agreed to extend the term of an Employment Contract originally entered into on April 1, 2020 expiring March 31, 2024, for a further two year term to March 31, 2026, retroactive to April 1, 2024. The agreement designates monthly payments to Kent Rodriguez in the amount of $4,000 or $48,000 per year.

(2) Financial Statement Schedules.

Schedules required by this item have been omitted since they are either not required or not applicable or because the information required is included in the consolidated financial statements included elsewhere herein or the notes thereto.

(3) Exhibits.

The following exhibits are filed with this Annual Report on Form 10-K or are incorporated herein by reference, as indicated.

Exhibit Number	Exhibit Description

3.1(a)	Articles of Incorporation*

3.1(b)	Articles of Merger*

3.1(c)	Agreement and Plan of Merger*

3.1(d)	Amended Articles of Incorporation*

3.1(e)	Amended and Restated Certificate of Incorporation of the Registrant*

3.2	Bylaws of the Registrant*

4.1(a)	Certificate of Designation of Series and Determination of Rights and Preferences of Series A Convertible Preferred Stock*

4.1(b)	Certificate of Designation*

4.1(c)	Amendment to Certificate of Designation After Issuance of Class or Series dated 3/14/2014*

4.1(d)	Amendment to Certificate of Designation After Issuance of Class or Series dated 01/12/2018*

10.1	Convertible Promissory Note Between Groove Botanicals, Inc. and Robert L. Hymers, III Dated March 5, 2021*

10.2	Convertible Redeemable Note Between Groove Botanicals, Inc. and Robert L. Hymers, III Dated March 7, 2022 *

10.3	Letter Agreement Between Groove Botanicals, Inc. and Robert L. Hymers, III Dated July 18, 2022 *

10.4	Letter Agreement between Groove Botanicals, Inc. and Kent Rodriguez, CEO

21.1	List of Subsidiaries

31	Certification of the Chief Executive and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of the Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer) pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

101	The following financial statements from the Company’s Annual Report on Form 10-K for the year ended March 31, 2024, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Stockholders’ Equity (Deficit), (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.
101.INS	INLINE XBRL INSTANCE DOCUMENT (THE INSTANCE DOCUMENT DOES NOT APPEAR IN THE INTERACTIVE DATA FILE BECAUSE ITS XBRL TAGS ARE EMBEDDED WITHIN THE INLINE XBRL DOCUMENT)
101.SCH	INLINE XBRL TAXONOMY EXTENSION SCHEMA
101.CAL	INLINE XBRL TAXONOMY EXTENSION CALCULATION LINKBASE
101.DEF	INLINE XBRL TAXONOMY EXTENSION DEFINITION LINKBASE
101.LAB	INLINE XBRL TAXONOMY EXTENSION LABEL LINKBASE
101.PRE	INLINE XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE
104	COVER PAGE INTERACTIVE DATA FILE (FORMATTED AS INLINE XBRL AND CONTAINED IN EXHIBIT 101)

________________

* Incorporated by reference to a previously filed exhibit or report.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GROOVE BOTANICALS INC.

Date: August 15, 2024	By:	/s/ Kent Rodriguez
Kent Rodriguez
President, Secretary, Treasurer and Director
(Principal Executive Officer)
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report is signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Kent Rodriguez	President, Secretary, Treasurer and Director	August 15, 2024
Kent Rodriguez	(Principal Executive Officer)
(Principal Financial and Accounting Officer)