Form 10-Q
period 2024-06-30
GROOVE BOTANICALS INC.
filed 2024-08-22
CIK 918573

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2024

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number: 000-23476

GROOVE BOTANICALS, INC.
(Exact name of registrant as specified in its charter)

Nevada	84-1168832
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

310 Fourth Avenue South, Suite 7000 Minneapolis, MN	55415
(Address of principal executive offices)	(Zip Code)

(612)-315-5068

(Registrant’s telephone number, including area code)

___________________________________________________________

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act: None

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	N/A	N/A

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated Filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of August 16, 2024, there were 59,643,062 shares of the registrant’s common stock outstanding.

GROOVE BOTANICALS, INC.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Groove Botanicals, Inc.
Consolidated Balance Sheets

	June 30, 2024	March 31, 2024
ASSETS
Current Assets:
Cash	$2,638	$1,688
Accounts Receivable	—	—
Prepaid Expenses	416	454
Total Current Assets	3,054	2,142
TOTAL ASSETS	$3,054	$2,142

LIABILITIES & STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable and Accrued Liabilities	$94,929	$91,172
Interest Payable	—	—
Related Party Payable	486,751	453,057
Convertible Notes Payable	—	—
Dividend payable, related parties	273,087	218,470
Total Current Liabilities	854,767	762,699
Total Liabilities	854,767	762,699

Stockholders’ Equity
Preferred Stock, Series A, $0.10 par value, 100 shares authorized; 100 shares issued and outstanding as of June 30, 2024, and March 31, 2024	10	10
Preferred Stock, Series B, $0.10 par value, 2,000 shares authorized; 1,983 shares issued and outstanding as of June 30, 2024, and March 31, 2024	198	198
Common Stock, $0.001 par value, 200,000,000 shares authorized. and 59,643,062 shares issued and outstanding as of June 30, 2024, and March 31, 2024	59,643	59,643
Additional paid-in capital	34,026,869	34,026,869
Accumulated deficit	(34,938,433)	(34,847,277)
Total stockholder’s equity	(851,713)	(760,557)
TOTAL LIABILITIES AND STOCKHOLDER’S DEFICIT	$3,054	$2,142

The accompanying notes are an integral part of these consolidated financial statements.

Groove Botanicals, Inc.
Consolidated Statements of Operations

	For the Three Months Ended June 30,
	2024	2023

Expenses:
Selling, General and Administrative Expenses	$16,599	$16,963
Rent	4,644	4,644
Legal and Professional Expenses	14,546	24,070
Consulting Expense	750	78,300
Total operating expenses	36,539	123,977

Operating loss	(36,539)	(123,977)

Other Income (Expense)
Interest Income (Expense)	—	(2,250)
Total Other Income (Expense)	—	(2,250)

Net (loss)	$(36,539)	$(126,227)

Dividend on Preferred Stock	54,617	54,618
Net (loss) attributable to common shareholders	$(91,156)	$(180,845)

Basic and diluted loss per common share	$(0.00)	$0.00)

Weighted average common shares outstanding – Basic and diluted	59,643,062	58,478,227

The accompanying notes are an integral part of these consolidated financial statements.

Groove Botanicals, Inc.
Consolidated Statements of Stockholders’ Equity
For the Three Months Ended June 30, 2024, and 2023

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Additional Paid In Capital	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Amount	Amount	Amount
Balance, March 31, 2023	100	$10	1,983	$198	57,643,062	$57,643	$33,930,569	$(34,426,718)	$(438,298)
Issuance of Stock for Consulting					1,000,000	1,000	77,300		78,300
Accrued dividend to related party								(54,618)	(54,618)
Net (loss)		-		-				(126,227)	(126,227)
Balance, June 30, 2023	100	$10	1,983	$198	58,643,062	$58,643	$34,007,869	$(34,607,563)	$(540,843)

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Additional Paid In Capital	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Amount	Amount	Amount
Balance, March 31, 2024	100	$10	1,983	$198	59,643,062	$59,643	$34,026,869	$(34,847,277)	$(760,557)
Accrued dividend to related party								(54,617)	(54,617)
Net (loss)		-		-		-	-	(36,539)	(36,539)
Balance, June 30, 2024	100	$10	1,983	$198	59,643,062	$59,643	$34,026,869	$(34,938,433)	$(851,713)

The accompanying notes are an integral part of these consolidated financial statements.

Groove Botanicals, Inc.
Consolidated Statements of Cash Flows

	For the Three Months Ended June 30,
	2024	2023
Cash Flow From Operating Activities
Net Loss	$(36,539)	$(126,227)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock Issued for Outside Services	—	78,300
Accrued Interest	—	2,250
Accrued Payroll	12,000	12,000
Changes in working capital
Decrease in Prepaid Expenses	38	41
Increase in Accounts Payable and Accrued Liabilities	3,757	878
Net Cash Used in Operating Activities	(20,744)	(32,758)

Cash Flow From Investing Activities
Net Cash From Investing Activities	—	—

Cash Flow From Financing Activities
Funds received from Related Party	21,694	30,558
Net Cash From Financing Activities	21,694	30,558

Net Change in Cash	950	(2,200)

Cash at Beginning of Period	1,688	4,566

Cash at End of Period	$2,638	$2,366

Net cash paid for:
Interest	$—	$—
Income Taxes	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

GROOVE BOTANICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JUNE 30, 2024 AND 2023

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United Stated of America (“U.S. GAAP”) for financial information. Accordingly, they include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The consolidated financial statements include all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary in order to make the financial statements not misleading. The consolidated balance sheets as of June 30, 2024 and 2023, were derived from the Company’s consolidated financial statements at that date.

Basis of Consolidation

The Company’s consolidated financial statements include the accounts of Groove Botanicals, Inc., and its two 100% controlled non-operating subsidiaries formed in Wyoming, Biotrex, Inc., and Maxidyne, Inc. Intercompany accounts and transactions have been eliminated in consolidation.

GROOVE BOTANICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JUNE 30, 2024 AND 2023

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

GROOVE BOTANICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JUNE 30, 2024 AND 2023

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

GROOVE BOTANICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JUNE 30, 2024 AND 2023

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

NOTE 3 - GOING CONCERN

The accompanying consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the consolidated financial statements, the Company has incurred recurring net losses since its inception and has raised limited capital. The Company had a net loss of $36,539 and $126,227 for the three-month periods ended June 30, 2024, and 2023, respectively. The Company’s accumulated deficit was $34,938,433 and $34,847,277 as of June 30, 2024, and March 31, 2024, respectively. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustment relating to the recoverability and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company is taking certain steps to provide the necessary capital to continue its operations. These steps include but are not limited to: 1) focus on our new business model and 2) raising equity or debt financing. Our auditors express substantial doubt about our ability to continue as a going concern.

NOTE 4 – CASH

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. As of June 30, 2024, the Company’s cash consisted of non-restricted cash.

NOTE 5 – RELATED PARTY TRANSACTIONS

The Company had a related party payable of $486,751 and $453,057 outstanding as of June 30, 2024, and March 31, 2024, respectively. These amounts consist of funds contributed by the management for the purpose of providing financing during periods of low or negative cashflow in order to cover essential costs of continuing operations, as well as funds payable to management as compensation. On an annual basis the Company accrues $48,000 of wages payable to its CEO. Kent Rodriguez under the terms of an employment agreement with its CEO entered into April 1, 2020, which designates monthly payments due to CEO Kent Rodriguez in the amount of $4,000. On July 30, 2024, the Company and Mr. Kent Rodriguez, CEO and sole director, agreed to extend the term of an Employment Contract originally entered into on April 1, 2020 expiring March 31, 2024, for a further two year term to March 31, 2026, retroactive to April 1, 2024. The agreement designates monthly payments to Kent Rodriguez in the amount of $4,000 or $48,000 per year. These payables accrue no interest and have no maturity date.

On June 3, 2022, the Company received a loan from the Company’s CEO in the amount of $125,000. These funds were wired to the Company in order to reach a settlement of the debts during the fiscal year ended March 31, 2023.

During the three months period ended June 30, 2024 and 2023, the Company accrued $10,000 in preferred dividends from the Series A preferred shares to Mr. Kent Rodriguez, the holder of the Series A Preferred shares. Upon conversion the number of shares of common stock to be exchanged shall equal 51% of the then fully diluted issued and outstanding common stock.

GROOVE BOTANICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JUNE 30, 2024 AND 2023

NOTE 6 – CONVERTIBLE NOTES PAYABLE

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

$10,000 was paid on January 24, 2023. $40,000 was paid on December 31, 2023. This resulted in a gain on the settlement of debt in the amount of $71,242 including interest forgiven of $21,242 during the fiscal year ended March 31, 2024.

As of June 30, 2024 and March 31, 2024, the balance of the convertible note was $0.

NOTE 7 – PREFERRED STOCK

The Company is authorized to issue 1,000,000 shares of Preferred Stock. We have authorized 100 shares of Series A Preferred Stock and 2,000 shares of Series B Preferred Stock, respectively, both with a par value of $0.10. As of June 30, 2024 and March 31, 2024, there were 100 and 1,983 shares issued and outstanding for Series A Preferred Stock and Series B Preferred Stock, respectively.

Series A Preferred Stock holds designations of cash dividends at the rate of 8% of the amount per share of Series A Preferred Stock per annum in the form of “Preferred Dividends”, voting rights on an as-converted to Common Stock basis, liquidation preferences, and conversion rights in which each share of Series A Preferred Stock shall, upon conversion, represent 0.51% of the then “Fully-Diluted Shares Outstanding” of the Company. On January 12, 2018, our Board of Directors agreed to amend Designation of the Series A Convertible Preferred Stock be amended by changing the ratio for conversion, in Article IV, subparagraph (a), from 0.4% to 0.51% so that upon conversion the number of shares of common stock to be exchanged shall equal 51% of then issued and outstanding common stock. In addition, on January 12, 2018, the Company and the Series A Holder agreed to forgive all accrued interest to date on the Series A, and to pause any accruals until April 1, 2023. The Series A Convertible Preferred Stock carries liquidating preference, over all other classes of stock, equal to the amount paid for the stock plus any unpaid dividends. Currently the value of the liquidation preference is $500,000, the amount of debt that the related party converted into the preferred stock. If this Preferred Stock were to be redeemed by the holder, it would result in an aggregate of the $500,000 liquidation preference, on a per share basis, this would equal $5,000 per share. The Company and Series A Preferred Holder agreed to forgive all accrued interest and arrearages in preferred share dividends of Series A Preferred Stock through March 31, 2023. Dividends began to accrue on the Series A Preferred Stock as of April 1, 2023. During the three months period ended June 30, 2024 and 2023, the holder of the Series A preferred shares accrued $10,000 in preferred dividends from the Series A preferred shares.

GROOVE BOTANICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JUNE 30, 2024 AND 2023

Series B Preferred Stock holds designations of being ranked junior to the Series A Preferred Stock, cash dividends at the rate of 9% of the amount per share of Series B Preferred Stock per annum in the form of “Preferred Dividends”, a dividend received deduction for federal income tax purposes, liquidation preferences ranked junior to the Series A Preferred Stock, redemption of the Series B Preferred Stock by the Company at 105% of the Stated Value, plus accrued and unpaid Dividends, if prior to the two year anniversary of the Issuance Date, or at 100% of the State Value, plus accrued and unpaid Dividends, if on or after the two year anniversary of the Issuance Date, no voting rights, and right to notice of certain corporate action. All accrued dividends on the Series B have been settled through March 31, 2023, and none remained outstanding at March 31, 2023. Dividends began to accrue on the Series B Preferred Stock as of April 1, 2023. During the three months period ended June 30, 2024 and 2023, the holder of the Series B preferred shares accrued $54,617 and $54,618, respectively, in preferred dividends from the Series B preferred shares.

NOTE 8 – COMMON STOCK

The Company is authorized to issue 200,000,000 shares of Common Stock, with a par value of $0.001.

The Company had 59,643,062 shares of common stock issued and outstanding as of June 30, 2024 and March 31, 2024.

Shares issued in the three months ended June 30, 2024:

There were no shares issued during the three month period ended June 30, 2024.

Shares issued in the three months ended June 30, 2023:

On April 15, 2023, the Company issued 1,000,000 shares of common stock in exchange for consulting services. These shares were valued at $0.0783 per share, the fair market value on the date of issuance.

NOTE 9: COMMITMENTS AND CONTINGENCIES

As of June 30, 2024, the Company has a month-to-month verbal lease agreement with the landlord, in which the Company pays $1,200 on a monthly basis.

NOTE 10 – SUBSEQUENT EVENTS

Management has evaluated subsequent events pursuant to the requirements of ASC Topic 855 and has determined that no material subsequent events exist through the date of this filing other than as set out below.

On July 29, 2024, Mr. Douglas Barton resigned as a director of the Company. Mr. Barton did not resign due to any dispute or disagreement with the Company or its practices.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains predictions, estimates and other forward-looking statements relating to future events or our future financial performance. In some cases, you   can identify forward-looking statements by terminology such as “may,” “should,” “intends,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or “continue” or the negative of these terms or other comparable terminology. Forward-looking statements involve known and unknown risks, uncertainties and other factors including the risks set forth in the section entitled “Risk Factors” in our registration statement on Form 10-12G/A, as filed with the Securities and Exchange Commission (the “SEC”) on November 6, 2023, that may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements.

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

The management’s discussion and analysis of our financial condition and results of operations are based upon our consolidated unaudited financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

The following discussion of our financial condition and results of operations should be read in conjunction with the notes to the consolidated unaudited financial statements appearing elsewhere in this Report and the Company’s audited financial statements for the fiscal year ended March 31, 2024, as filed with the SEC in its Annual Report on Form 10-K on August 15, 2024, along with the accompanying notes. As used in this Quarterly Report, the terms “we,” “us,” “our” and the “Company” means Groove Botanicals, Inc.

The Company relies primarily on its current sole officer and director, Kent Rodriguez to manage its day-to-day business and has outsourced professional services to third parties in an effort to maintain lower operational costs.

Mr. Rodriguez, as the holder of the Company’s issued and outstanding shares of the Company’s Series A Preferred Stock, holds 51% of the voting rights of the Company. He will be able to influence the outcome of all corporate actions requiring the approval of our stockholders.

Plan of Operations

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

Results of Operations

Three Months Ended June 30, 2024 and June 30, 2023

Revenue

We have not generated any revenue since our inception and do not expect to generate any revenue from the sale of products in the near future.

Net Loss

We reported a net loss of $36,539 in the three months ended June 30, 2024 as compared to a net loss of $123,977 in the three months ended June 30, 2023 as follows and a net loss attributable to our common stockholders of $91,156 in the three months ended June 30, 2024 as compared to a net loss attributable to our common stockholders of $180,845 as of June 30, 2023 which is reflective of a dividend on our Preferred Stock of $54,617 (June 30, 2024) and $54,618 (June 30, 2023) as follows:

	Three Months ended
	June 30,
	2024	2023

Net sales	$—	$—

Operating expenses:
Selling, General and Administrative Expenses	16,599	16,963
Rent	4,644	4,644
Legal and Professional Expenses	14,546	24,070
Consulting Expense	750	78,300
Total operating expenses	36,539	123,977

Income (loss) from operations	(36,539)	(123,977)

Other income (expense)
Interest Income (expense)	—	(2,250)
Total other income (expense)	—	(2,250)

Net income (loss)	$(36,539)	$(126,227)

Dividend on Preferred Stock	54,617	54,618
Net loss attributable to common stockholders	$(91,156)	$(180,845)

Operating Expenses

Total operating expenses for the three months ended June 30, 2024 were $36,539 compared to total operating expenses of $123,977 for the three months ended June 30, 2023. The decrease in operating expenses during the three months ended June 30, 2024 is mainly due to reduction in consulting expenses from $78,300 (June 30, 2023) to $750 (June 30, 2024) and a reduction in legal and professional expenses of $24,070 in the three months ended June 30, 2023 to $14,546 for the three months ended June 30, 2024. The reduction to legal and professional fees over the comparative three month periods was a direct result of a decrease in audit costs over the comparative periods. Rent and selling, and general and administrative expenses remained relatively constant. Consulting fees decreased from $78,300 in the three months ended June 30, 2023 to $750 in the three months ended June 30, 2024 as a result of a consulting agreement with an independent third party settled by shares valued at $78,300 which was not renewed in the current year.

Other Income (Expense)

Other income in the three months ended June 30, 2024 was nil, as compared to other income in the three months ended June 30, 2023 of $2,250, related to interest expense of $2,250 with no comparable expense in the three months ended June 30, 2024.

Dividends on Preferred Stock

Dividends on Preferred Stock for the period ended June 30, 2024 and 2023 remained relatively constant, totaling $54,617 (2024) and $54,618 (2023). These dividends on preferred stock are required subject to the designation of the preferred stock and contribute to the net loss attributable to our common stockholders.

Operating Activities

Net cash used by operating activities was $20,744 for the three months ended June 30, 2024 compared to $32,758 for the three months ended June 30, 2023.  Net cash used in operating activities for the three months ended June 30, 2024, was primarily the result of net loss of $36,539, offset by non-cash items including accrued payroll of $12,000. Changes in working capital accounts include a decrease in prepaid expenses of $38 and an increase in accounts payable and accrued liabilities of $3,757.

Net cash used in operating activities for the three months ended June 30, 2023 was primarily the result of net loss of $126,227, offset by non-cash items, including stock issued for outside services of $78,300, accrued interest of $2,250 and accrued payroll of $12,000. Changes in working capital include an increase to accounts payable and accrued liabilities of $878 and a decrease in prepaid expenses of $41.

Investing Activities

There were no investing activities during the three months ended June 30, 2024, and 2023.

Financing Activities

Net cash provided by financing activities was $21,694 for the three months ended June 30, 2024, compared to $30,558 for the three months ended June 30, 2023. During the three months ended June 30, 2024, the Company received $21,694 in proceeds from a related party in the form of unsecured advances. During the three months ended June 30, 2023, the Company received net proceeds of $30,558 from a related party in the form of unsecured advances.

Liquidity and Capital Resources

We are in need of additional cash resources to maintain our operations. As of June 30, 2024 we had cash of $2,638 and prepaid expenses of $416. We are in the early stage of development and have experienced net losses to date and have not generated revenue from operations which raises substantial doubt about our ability to continue as a going concern. There are a number of conditions that we must satisfy before we will be able to acquire, license and acquire products and intellectual property, not the least of which is negotiating and financing any acquisitions. We are in the process of identifying and establishing strategic partners and technologies in order to establish a market and generate commercial orders by customers and licensing which will include effective marketing and sales capabilities for any products. We do not currently have sufficient resources to accomplish any of these conditions necessary for us to generate revenue and expect to incur increasing operating expenses. We will require substantial additional funds for operations, the service of debt and to fund our business objectives. There can be no assurance that financing, whether debt or equity, will always be available to us in the amount required at any particular time or for any particular period or, if available, that it can be obtained on terms favorable to us. If additional funds are raised by the issuance of equity securities, such as through the issuance and exercise of warrants, then existing stockholders will experience dilution of their ownership interest. If additional funds are raised by the issuance of debt or other equity instruments, we may be subject to certain limitations in our operations, and issuance of such securities may have rights senior to those of the then existing stockholders. We currently have no agreements, arrangements or understandings with any person or entity to obtain funds through bank loans, lines of credit or any other sources.

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the consolidated financial statements, the Company has incurred recurring net losses since its inception and has raised limited capital. The Company had a net loss of $36,539 and $126,227 for the three months period ended June 30, 2024, and 2023, respectively. The Company’s accumulated deficit was $34,938,433 and $34,847,277 as of June 30, 2024, and March 31, 2024, respectively. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustment relating to the recoverability and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company is taking certain steps to provide the necessary capital to continue its operations. These steps include but are not limited to: 1) focus on our new business model and 2) raising equity or debt financing. Our auditors express substantial doubt about our ability to continue as a going concern.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Critical Accounting Estimates

The financial statements are prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”). The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, costs and expenses and related disclosures. We base our estimates on historical experience, as appropriate, and on various other assumptions that we believe are reasonable under the circumstances. Changes in the accounting estimates are reasonably likely to occur from period to period. Accordingly, actual results could differ significantly from the estimates made by our management. We evaluate our estimates and assumptions on an ongoing basis. To the extent that there are material differences between these estimates and actual results, our future financial statement presentation, financial condition, results of operations and cash flows will be affected. Our significant accounting policies are more fully discussed in Note 2 to our unaudited condensed financial statements contained herein.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, as of June 30, 2024, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our principal executive officer and principal financial officer have concluded that, based on the material weaknesses discussed below, our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed by us in reports filed or submitted under the Securities Exchange Act were recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Act Commission’s rules and forms and that our disclosure controls are not effectively designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Our internal controls and procedures are not effective for the following reasons: (i) there is an inadequate segregation of duties consistent with control objectives as management is comprised of only one person, who is the Company’s principal executive officer and principal financial officer and, (ii) the Company does not have a formal audit committee with a financial expert, and thus the Company lacks the board oversight role within the financial reporting process.

In order to mitigate the foregoing material weakness, we have engaged an outside accounting consultant with significant experience in the preparation of financial statements in conformity with GAAP to assist us in the preparation of our financial statements to ensure that these financial statements are prepared in conformity with GAAP. We will continue to monitor the effectiveness of this action and make any changes that our management deems appropriate.

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

Changes in Internal Control over Financial Reporting

During the period covered by this report, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There are no pending legal proceedings to which the Company is a party or in which any director, officer or affiliate of the Company, any owner of record or beneficially of more than 5% of any class of voting securities of the Company, or security holder is a party adverse to the Company or has a material interest adverse to the Company. The Company’s property is not the subject of any pending legal proceedings.

ITEM 1A. RISK FACTORS

The Company is a smaller reporting company and is not required to provide this information.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no shares issued during the three month period ended June 30, 2024.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable

ITEM 5. OTHER INFORMATION

On July 29, 2024, Mr. Douglas Barton resigned as a director of the Company. Mr. Barton did not resign due to any dispute or disagreement with the Company or its practices.

ITEM 6. EXHIBITS

Exhibit Number	Exhibit
31	Certification of the Principal Executive Officer and Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of the Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial Officer) pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)
101	Inline XBRL (Extensible Business Reporting Language). The following materials from this Quarterly Report on Form 10-Q for the period ended June 30, 2024, are formatted in Inline XBRL: (i) condensed balance sheets of Qrons, Inc., (ii) condensed statements of operations of Qrons, Inc., (iii) condensed statements of operations and comprehensive income/(loss) of Qrons, Inc., (iv) condensed statements of changes in equity of Qrons, Inc., (v) consolidated statements of cash flows of Qrons, Inc. and (vi) notes to condensed financial statements of Qrons, Inc. The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.
104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GROOVE BOTANICALS, INC.

Date: August 22, 2024	By:	/s/ Kent Rodriguez
Ken Rodriguez
Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial and Accounting Officer)