Form 10-Q
period 2024-09-30
GROOVE BOTANICALS INC.
filed 2024-11-14
CIK 918573

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2024

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

As of October 16, 2024, there were 59,643,062 shares of the registrant’s common stock outstanding.

GROOVE BOTANICALS, INC.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Groove Botanicals, Inc.
Condensed Consolidated Balance Sheets

(Unaudited)

	September 30, 2024	March 31, 2024
ASSETS
Current Assets:
Cash	$6,133	$1,688
Accounts Receivable	—	—
Prepaid Expenses	4,992	454
Total Current Assets	11,125	2,142
TOTAL ASSETS	$11,125	$2,142

LIABILITIES & STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable and Accrued Liabilities	$74,614	$91,172
Interest Payable	—	—
Related Party Payable	544,970	453,057
Convertible Notes Payable	—	—
Dividends payable	267,705	178,470
Dividends payable, related party	60,000	40,000
Total Current Liabilities	947,289	762,699
Total Liabilities	947,289	762,699

Stockholders’ Equity
Preferred Stock, Series A, $0.10 par value, 100 shares authorized; 100 shares issued and outstanding as of September 30, 2024, and March 31, 2024	10	10
Preferred Stock, Series B, $0.10 par value, 2,000 shares authorized; 1,983 shares issued and outstanding as of September 30, 2024, and March 31, 2023	198	198
Common Stock, $0.001 par value, 200,000,000 shares authorized. and 59,643,062 shares issued and outstanding as of September 30, 2024, and March 31, 2024, respectively	59,643	59,643
Additional paid-in capital	34,026,869	34,026,869
Accumulated deficit	(35,022,884)	(34,847,277)
Total stockholder’s equity	(936,164)	(760,557)
TOTAL LIABILITIES AND STOCKHOLDER’S DEFICIT	$11,125	$2,142

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Groove Botanicals, Inc.
Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months ended		Six Months ended
	September 30,		September 30,
	2024	2023	2024	2023

Expenses:
Selling, General and Administrative Expenses	$18,332	$21,852	$34,931	$38,816
Rent	3,591	4,644	8,235	9,288
Legal and Professional Expenses	7,410	1,298	21,956	25,368
Consulting Expense	500	—	1,250	78,300
Total Operating Expenses	29,833	27,795	66,372	151,772

Operating Loss	(29,833)	(27,795)	(66,372)	(151,772)

Other Income (Expense)
Interest Expense	—	(2,250)	—	(4,500)
Total Other Income (Expense)	—	(2,250)	—	(4,500)

Net (Loss)	$(29,833)	$(30,045)	$(66,372)	$(156,272)

Dividends on Preferred Stock	54,618	54,618	109,235	109,235
Loss attributed to common stockholders	$(84,452)	$(84,663)	$(175,607)	$(265,507)

Basic and Diluted Earnings (Loss) per Common Share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Common Shares Outstanding – Basic and diluted	59,643,062	58,643,062	59,643,062	58,561,905

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Groove Botanicals, Inc.
Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Additional Paid In Capital	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Amount	Amount	Amount
Balance, March 31, 2024	100	$10	1,983	$198	59,643,062	$59,643	$34,026,869	$(34,847,277)	$(760,557)
Accrued dividend to related party		-		-		-	-	(54,617)	(54,617)
Net (loss)								(36,539)	(36,539)
Balance, June 30, 2024	100	$10	1,983	$198	59,643,062	$59,643	$34,026,869	$(34,938,433)	$(851,713)
Accrued dividend to related party, Series A Preferred Stock	—	—	—	—	—	—	—	(10,000)	(10,000)
Accrued dividend to Series B Preferred Stock								(44,618)	(44,618)
Net (loss)	—	—	—	—	—	—	—	(29,833)	(29,833)
Balance September 30, 2024	100	$10	1,983	$198	59,643,062	$59,643	$34,026,869	$(35,022,884)	(936,164)

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Additional Paid In Capital	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Amount	Amount	Amount
Balance, March 31, 2023	100	$10	1,983	$198	57,643,062	$57,643	$33,930,569	$(34,426,718)	$(438,298)
Issuance of Stock for Consulting	—	—	—	—	1,000,000	1,000	77,300	—	78,300
Accrued dividend to related party	—	—	—	—	—	—	—	(54,618)	(54,618)
Net (loss)	—	—	—	—	—	—	—	(126,227)	(126,227)
Balance, June 30, 2023	100	$10	1,983	$198	58,643,062	$58,643	$34,007,869	$(34,607,563)	$(540,843)
Accrued dividend to related party, Series A Preferred Stock	—	—	—	—	—	—	—	(10,000)	(10,000)
Accrued dividend to Series B Preferred Stock								(44,617)	(44,617)
Net (loss)	—	—	—	—	—	—	—	(30,045)	(30,045)
Balance September 30, 2023	100	$10	1983	$198	58,643,062	$58,643	$34,007,869	$(34,692,225)	$(625,505)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Groove Botanicals, Inc.
Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Months Ended September 30,
	2024	2023
Cash Flow From Operating Activities
Net Loss	$(66,372)	$(156,272)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock Issued for Outside Services	—	78,300
Accrued Interest	—	4,500
Accrued Payroll	24,000	24,000
Changes in working capital
Increase (Decrease) in Prepaid Expenses	(4,538)	88
Increase (Decrease) in Accounts Payable and Accrued Liabilities	(16,558)	(1,438)
Net Cash Used in Operating Activities	(63,468)	(50,822)

Cash Flow From Investing Activities	—	—
Net Cash From Investing Activities	—	—

Cash Flow From Financing Activities
Funds received from Related Party	67,913	49,102
Net Cash From Financing Activities	67,913	49,102

Net Change in Cash	4,445	(1,720)

Cash at Beginning of Period	1,688	4,566

Cash at End of Period	$6,133	$2,846

Net cash paid for:
Interest	$—	$—
Income Taxes	$—	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GROOVE BOTANICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

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

NOTE 3 - GOING CONCERN

The accompanying consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the consolidated financial statements, the Company has incurred recurring net losses since its inception and has raised limited capital. The Company had a net loss of $66,372 and $156,272 for the six-month periods ended September 30, 2024, and 2023, respectively. The Company’s accumulated deficit was $35,022,884 and $34,847,277 as of September 30, 2024, and March 31, 2024, respectively. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustment relating to the recoverability and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company is taking certain steps to provide the necessary capital to continue its operations. These steps include but are not limited to: 1) focus on our new business model and 2) raising equity or debt financing. Our auditors express substantial doubt about our ability to continue as a going concern.

NOTE 4 – CASH

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. As of September 30, 2024, the Company’s cash consisted of non-restricted cash.

NOTE 5 – RELATED PARTY TRANSACTIONS

The Company had related party payables of $544,970 and $453,057 as of September 30, 2024 and March 31, 2024, respectively. These amounts consist of funds contributed by the management for the purpose of providing financing during periods of low or negative cashflow in order to cover essential costs of continuing operations, as well as funds payable to management as compensation. On an annual basis the Company accrues $48,000 of wages payable to its CEO, Kent Rodriguez, under the terms of a four-year employment agreement entered into April 1, 2020, which designates monthly payments due Mr. Rodriguez in the amount of $4,000. On July 30, 2024, the Company and Mr. Kent Rodriguez agreed to extend the term of this Employment Contract, which expired on March 31, 2024, for a further two-year term to March 31, 2026, retroactive to April 1, 2024, on the same terms and conditions. These payables and cash advances accrue no interest and have no maturity date. During each of the three and six months ended September 30, 2024 and 2023 salary of $12,000 and $24,000, respectively were accrued for Mr. Rodriquez.

During each of the three-and six-month periods ended September 30, 2024, and 2023, the Company accrued $10,000 and $20,000, respectively in preferred dividends from the Series A preferred shares to Mr. Kent Rodriguez, the holder of the Series A Preferred shares. Upon conversion the number of shares of common stock to be exchanged shall equal 51% of the then fully diluted issued and outstanding common stock.

NOTE 6 – CONVERTIBLE NOTES PAYABLE

Convertible notes payable consists of a $40,000 Convertible Promissory Note issued on March 5, 2021, by management to a third party in exchange for professional services. Beginning on the issuance date of this note, the outstanding principal balance of this note shall bear annual interest at 10%, with interest commencing on the sixth month anniversary of the Issuance Date. The note has a maturity date of June 30, 2022.   Additionally, the note has a fixed conversion feature of $0.02 per share, and therefore the Convertible Note is measured at the net of Debt Discount, calculated based off its Beneficial Conversion Features. The note was booked with a debt discount of the full principal balance of $40,000. As of June 30, 2022, this entire debt discount had been amortized. Further, on March 7, 2022, the Company issued additional convertible promissory note in the amount of $60,000, with a maturity date of March 7, 2023, an annual interest rate of 10% and a fixed conversion price of $0.02 per share, in exchange for consulting services. The convertible amount is accounted for based off the outstanding principal and related interest pertaining to the portion convertible debt instrument being converted, multiplied by the previously specified conversion rate.

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

$10,000 was paid on January 24, 2023. $40,000 was paid on December 31, 2023. This resulted in a gain on the settlement of debt in the amount of $71,242, including interest forgiven of $21,242, during the fiscal year ended March 31, 2024.

As of September 30, 2024 and March 31, 2024, the balance of the convertible note was $0.

NOTE 7 – PREFERRED STOCK

The Company is authorized to issue 1,000,000 shares of Preferred Stock. We have authorized 100 shares of Series A Preferred Stock and 2,000 shares of Series B Preferred Stock, respectively, both with a par value of $0.10. As of September 30, 2024, and March 31, 2024, there were 100 and 1,983 shares issued and outstanding for Series A Preferred Stock and Series B Preferred Stock, respectively.

Series A Preferred Stock holds designations of cash dividends at the rate of 8% of the amount per share of Series A Preferred Stock per annum in the form of “Preferred Dividends”, voting rights on an as-converted to Common Stock basis, liquidation preferences, and conversion rights in which each share of Series A Preferred Stock shall, upon conversion, represent 0.51% of the then “Fully-Diluted Shares Outstanding” of the Company. On January 12, 2018, our Board of Directors agreed to amend Designation of the Series A Convertible Preferred Stock be amended by changing the ratio for conversion, in Article IV, subparagraph (a), from 0.4% to 0.51% so that upon conversion the number of shares of common stock to be exchanged shall equal 51% of then issued and outstanding common stock. In addition, on January 12, 2018, the Company and the Series A Holder agreed to forgive all accrued interest to date on the Series A, and to pause any accruals until April 1, 2023. The Series A Convertible Preferred Stock carries liquidating preference, over all other classes of stock, equal to the amount paid for the stock plus any unpaid dividends. Currently the value of the liquidation preference is $500,000, the amount of debt that the related party converted into the preferred stock. If this Preferred Stock were to be redeemed by the holder, it would result in an aggregate of the $500,000 liquidation preference, on a per share basis, this would equal $5,000 per share. The Company and Series A Preferred Holder agreed to forgive all accrued interest and arrearages in preferred share dividends of Series A Preferred Stock through March 31, 2023. Dividends began to accrue on the Series A Preferred Stock as of April 1, 2023. During each of the three- and six-month periods ended September 30, 2024 and 2023, the holder of the Series A preferred shares accrued $10,000 and $20,000 in preferred dividends from the Series A preferred shares. A total of $60,000 and $40,000 in dividends was outstanding at September 30, 2024 and March 31, 2024, respectively.

Series B Preferred Stock holds designations of being ranked junior to the Series A Preferred Stock, cash dividends at the rate of 9% of the amount per share of Series B Preferred Stock per annum in the form of “Preferred Dividends”, a dividend received deduction for federal income tax purposes, liquidation preferences ranked junior to the Series A Preferred Stock, redemption of the Series B Preferred Stock by the Company at 105% of the Stated Value, plus accrued and unpaid Dividends, if prior to the two year anniversary of the Issuance Date, or at 100% of the State Value, plus accrued and unpaid Dividends, if on or after the two year anniversary of the Issuance Date, no voting rights, and right to notice of certain corporate action. All accrued dividends on the Series B were settled through March 31, 2023, and none remained outstanding at March 31, 2023. Dividends began to accrue on the Series B Preferred Stock as of April 1, 2023. During each of the three and six-month periods ended September 30, 2024 and 2023, the holders of the Series B preferred shares accrued $44,617.50 and $89,235, respectively, in preferred dividends from the Series B preferred shares. A total of $267,705 and $178,470 in dividends was outstanding at September 30, 2024 and March 31, 2024, respectively.

NOTE 8 – COMMON STOCK

The Company is authorized to issue 200,000,000 shares of Common Stock, with a par value of $0.001.

The Company had 59,643,062 shares of common stock issued and outstanding as of September 30, 2024, and March 31, 2024.

Shares issued in the six months ended September 30, 2024:

There were no shares issued during the six-month period ended September 30, 2024.

Shares issued in the six months ended September 30, 2023:

On April 15, 2023, the Company issued 1,000,000 shares of common stock in exchange for consulting services. These shares were valued at $0.0783 per share, the fair market value on the date of issuance.

NOTE 9: COMMITMENTS AND CONTINGENCIES

As of September 30, 2024, the Company has a month-to-month verbal lease agreement with the landlord, in which the Company pays $1,200 on a monthly basis.

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

The following discussion of our financial condition and results of operations should be read in conjunction with the notes to the consolidated unaudited financial statements appearing elsewhere in this Report and the Company’s audited financial statements for the fiscal year ended March 31, 2024, as filed with the SEC in its Annual Report on Form 10-K/A on August 15, 2024, along with the accompanying notes. As used in this Quarterly Report, the terms “we,” “us,” “our” and the “Company” means Groove Botanicals, Inc.

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

Results of Operations

Three Months Ended September 30, 2024, and September 30, 2023

Revenue

We have not generated any revenue since our inception and do not expect to generate any revenue from the sale of products in the near future.

Net Loss

We reported a net loss of $29,833 in the three months ended September 30, 2024 as compared to a net loss of $30,045 in the three months ended September 30, 2023 and a net loss attributable to our common stockholders of $84,452 in the three months ended September 30, 2024 as compared to a net loss attributable to our common stockholders of $84,663 as of September 30, 2023 which is reflective of a dividend on our Preferred Stock of $54,618 at September 30, 2024 and September 30, 2023, respectively as follows:

	Three Months ended
	September 30,
	2024	2023

Net sales	$—	$—

Operating expenses:
Selling, General and Administrative Expenses	18,332	21,852
Rent	3,591	4,644
Legal and Professional Expenses	7,410	1,298
Consulting Expense	500	—
Total operating expenses	29,833	27,795

Income (loss) from operations	(29,833)	(27,795)

Other income (expense)
Interest Income (expense)	—	(2,250)
Total other income (expense)	—	(2,250)

Net income (loss)	$(29,833)	$(30,045)

Dividends on Preferred Stock	54,618	54,618
Net (loss) attributable to common stockholders	$(84,452)	$(84,663)

Operating Expenses

Total operating expenses for the three months ended September 30, 2024, and September 30, 2023, remained relatively constant with $29,833 at September 30, 2024 compared to total operating expenses of $30,045 at September 30, 2023. The increase in operating expenses during the three months ended September 30, 2024, is mainly due to an increase in legal and professional fees from $1,298 (September 30, 2023) to $7,410 (September 30, 2024) offset by a reduction in general and administrative expenses from $21,852 in the three months ended September 30, 2023, to $18,332 for the three months ended September 30, 2024. Rent remained relatively constant. The increase in legal and professional expenses was largely due to an increase in audit and accounting fees, filing fees and tax services from $1,298 for the period ended September 30, 2023 to $7,410 for the period ended September 30, 2024 due to continuing costs related to the audit of our interim financial statements following notice of effect for our Form 10 in November 2023. Consulting fees increased by $500 from $0 in the three months ended September 30, 2023, to $500 in the three months ended September 30, 2024.

Other Income (Expense)

Other income in the three months ended September 30, 2024, was nil, as compared to other income in the three months ended September 30, 2023, of $2,250, related to interest expense of $2,250 with no comparable expense in the three months ended September 30, 2024.

Dividends on Preferred Stock

Dividends on Preferred Stock for the period ended September 30, 2024, and 2023 remained constant, at $54,618 for each period. These dividends on preferred stock are required subject to the designation of the preferred stock and contribute to the net loss attributable to our common stockholders.

Six Months Ended September 30, 2024, and September 30, 2023

Revenue

We have not generated any revenue since our inception and do not expect to generate any revenue from the sale of products in the near future.

Net Loss

We reported a net loss of $66,372 in the six months ended September 30, 2024 as compared to a net loss of $156,272 in the six months ended September 30, 2023 and a net loss attributable to our common stockholders of $175,607 in the six months ended September 30, 2024 as compared to a net loss attributable to our common stockholders of $265,507 as of September 30, 2023 which is reflective of a dividend on our Preferred Stock of $109,235 at September 30, 2024 and September 30, 2023 as follows:

	Six Months ended
	September 30,
	2024	2023

Net sales	$—	$—

Operating expenses:
Selling, General and Administrative Expenses	34,931	38,816
Rent	8,235	9,288
Legal and Professional Expenses	21,956	25,368
Consulting Expense	1,250	78,300
Total operating expenses	66,372	151,772

Income (loss) from operations	(66,372)	(151,772)

Other income (expense)
Interest Income (expense)	—	(4,500)
Total other income (expense)	—	(4,500)

Net income (loss)	$66,372)	$(156,272)

Dividends on Preferred Stock	109,235	109,235
Net (loss) attributable to common stockholders	$(175,607)	$(265,507)

Operating Expenses

Total operating expenses for the six months ended September 30, 2024, were $66,372 compared to total operating expenses of $151,772 for the six months ended September 30, 2023. The decrease in operating expenses during the six months ended September 30, 2024, is mainly due to reduction in consulting expenses from $78,300 (September 30, 2023) to $1,250 (September 30, 2024) and a slight reduction in general and administrative expenses from $38,816 in the six months ended September 30, 2023, to $34,931 for the six months ended September 30, 2024. Rent, legal and professional expenses remained relatively constant for the six months ended September 30, 2024, and 2023 with a slight decrease of $3,412 in the six months ended September 30, 2024. Consulting fees decreased from $78,300 in the six months ended September 30, 2023, to $1,250 in the six months ended September 30, 2024, due to a consulting agreement with an independent third party settled by shares valued at $78,300 which terminated in the period ended September 30, 2023.

Other Income (Expense)

Other income in the six months ended September 30, 2024, was nil, as compared to other income in the six months ended September 30, 2023, of $4500, related to interest expense of $4,500 with no comparable expense in the six months ended September 30, 2024, due to the payment of outstanding loans with no outstanding loans for the six months ended September 30, 2024.

Dividends on Preferred Stock

Dividends on Preferred Stock for the period ended September 30, 2024, and 2023 remained constant, $109,235 for each of the six month periods ended September 30, 2024, and 2023. These dividends on preferred stock are required subject to the designation of the preferred stock and contribute to the net loss attributable to our common stockholders.

Operating Activities

	For the Six Months Ended September 30,
	2024	2023
Net Cash Used in Operating Activities	$(63,468)	$(50,822)
Net Cash From Investing Activities	—	—
Net Cash From Financing Activities	67,913	49,102
Net Change in Cash	4,445	(1,720)
Cash at End of Period	$6,133	$2,846

Net cash used by operating activities was $63,468 for the six months ended September 30, 2024, compared to $50,822 for the six months ended September 30, 2023.

Net cash used in operating activities for the six months ended September 30, 2024, was primarily the result of a net loss of $66,372, offset by non-cash items including accrued payroll of $24,000, an increase in prepaid expenses of $4,538 and a decrease in accounts payable and accrued liabilities of $16,558.

Net cash used in operating activities for the six months ended September 30, 2023, was primarily the result of a net loss of $156,272, offset by non-cash items, including stock issued for outside services of $78,300, accrued interest of $4,500 and accrued payroll of $24,000, and changes in working capital including a decrease to accounts payable and accrued liabilities of $1,438 and a decrease in prepaid expenses of $88.

 Investing Activities

There was no investing activity during the six months ended September 30, 2024, and 2023.

 Financing Activities

Net cash provided by financing activities was $67,913 for the six months ended September 30, 2024, compared to $49,102 for the six months ended September 30, 2023. During the six months ended September 30, 2024, the Company received $67,913 in proceeds from a related party in the form of unsecured advances. During the six months ended September 30, 2023, the Company received net proceeds of $49,102 from a related party in the form of unsecured advances.

Liquidity and Capital Resources

We are in need of additional cash resources to maintain our operations. As of September 30, 2024, we had cash of $6,133 and prepaid expenses of $4,992. We are in the early stage of development and have experienced net losses to date and have not generated revenue from operations which raises substantial doubt about our ability to continue as a going concern. There are a number of conditions that we must satisfy before we will be able to acquire, license and acquire products and intellectual property, not the least of which is negotiating and financing any acquisitions. We are in the process of identifying and establishing strategic partners and technologies in order to establish a market and generate commercial orders by customers and licensing which will include effective marketing and sales capabilities for any products. We do not currently have sufficient resources to accomplish any of these conditions necessary for us to generate revenue and expect to incur increasing operating expenses. We will require substantial additional funds for operations, the service of debt and to fund our business objectives. There can be no assurance that financing, whether debt or equity, will always be available to us in the amount required at any particular time or for any particular period or, if available, that it can be obtained on terms favorable to us. If additional funds are raised by the issuance of equity securities, such as through the issuance and exercise of warrants, then existing stockholders will experience dilution of their ownership interest. If additional funds are raised by the issuance of debt or other equity instruments, we may be subject to certain limitations in our operations, and issuance of such securities may have rights senior to those of the then existing stockholders. We currently have no agreements, arrangements or understandings with any person or entity to obtain funds through bank loans, lines of credit or any other sources.

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the consolidated financial statements, the Company has incurred recurring net losses since its inception and has raised limited capital. The Company had a net loss of $66,372 and $156,272 for the six month periods ended September 30, 2024, and 2023, respectively. The Company’s accumulated deficit was $35,022,884 and $34,847,277 as of September 30, 2024, and March 31, 2024, respectively. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustment relating to the recoverability and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company is taking certain steps to provide the necessary capital to continue its operations. These steps include but are not limited to: 1) focus on our new business model and 2) raising equity or debt financing. Our auditors express substantial doubt about our ability to continue as a going concern.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, as of September 30, 2024, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our principal executive officer and principal financial officer have concluded that, based on the material weaknesses discussed below, our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed by us in reports filed or submitted under the Securities Exchange Act were recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Act Commission’s rules and forms and that our disclosure controls are not effectively designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

There were no shares issued during the six-month periods ended September 30, 2024.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable

ITEM 5. OTHER INFORMATION

On July 29, 2024, Mr. Douglas Barton resigned as a director of the Company. Mr. Barton did not resign due to any dispute or disagreement with the Company or its practices.

ITEM 6. EXHIBITS

Exhibit Number	Exhibit
31	Certification of the Principal Executive Officer and Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of the Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial Officer) pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)
101	Inline XBRL (Extensible Business Reporting Language). The following materials from this Quarterly Report on Form 10-Q for the period ended September 30, 2024, are formatted in Inline XBRL: (i) condensed balance sheets of Groove Botanicals, Inc., (ii) condensed statements of operations of Groove Botanicals, Inc., (iii) condensed statements of operations and comprehensive income/(loss) of Groove Botanicals, Inc., (iv) condensed statements of changes in equity of Groove Botanicals, Inc., (v) consolidated statements of cash flows of Groove Botanicals, Inc. and (vi) notes to condensed financial statements of Groove Botanicals, Inc. The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.
104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GROOVE BOTANICALS, INC.

Date: November 14, 2024	By:	/s/ Kent Rodriguez
Ken Rodriguez
Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial and Accounting Officer)