Form 10-Q
period 2024-12-31
GROOVE BOTANICALS INC.
filed 2025-02-25
CIK 918573

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2024

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

As of February 7, 2025 there were 59,643,062 shares of the registrant’s common stock outstanding.

GROOVE BOTANICALS, INC.TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Groove Botanicals, Inc.
Condensed Consolidated Balance Sheets

(Unaudited)

	December 31, 2024	March 31, 2024
ASSETS
Current Assets:
Cash	$1,251	$1,688
Accounts Receivable	—	—
Prepaid Expenses	3,482	454
Total Current Assets	4,733	2,142
TOTAL ASSETS	$4,733	$2,142

LIABILITIES & STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable and Accrued Liabilities	$68,275	$91,172
Interest Payable	—	—
Related Party Payable	577,949	453,057
Convertible Notes Payable	—	—
Dividends payable	312,322	178,470
Dividends payable, related party	70,000	40,000
Total Current Liabilities	1,028,546	762,699
Total Liabilities	1,028,546	762,699

Stockholders’ Equity
Preferred Stock, Series A, $0.10 par value, 100 shares authorized; 100 shares issued and outstanding as of December 31, 2024, and March 31, 2024	10	10
Preferred Stock, Series B, $0.10 par value, 2,000 shares authorized; 1,983 shares issued and outstanding as of December 31, 2024, and March 31, 2024	198	198
Common Stock, $0.001 par value, 200,000,000 shares authorized. and 59,643,062 shares issued and outstanding as of December 31, 2024, and March 31, 2024, respectively	59,643	59,643
Additional paid-in capital	34,026,869	34,026,869
Accumulated deficit	(35,110,533)	(34,847,277)
Total stockholder’s equity	(1,023,813)	(760,557)
TOTAL LIABILITIES AND STOCKHOLDER’S DEFICIT	$4,733	$2,142

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Groove Botanicals, Inc.
Condensed Consolidated Statements of Operations

(Unaudited)

				s
	Three Months ended		Nine Months ended
	December 31,		December 31,
	2024	2023	2024	2023

Expenses:
Selling, General and Administrative Expenses	$17,255	$17,325	$52,187	$56,141
Rent	3,600	4,644	11,835	13,932
Legal and Professional Expenses	12,176	33,227	34,132	58,595
Consulting Expense	—	—	1,250	78,300
Total Operating Expenses	33,031	55,196	99,404	206,968

Operating Loss	(33,031)	(55,196)	(99,404)	(206,968)

Other Income (Expense)
Gain on Settlement of Debt	—	71,242	—	71,242
Interest Expense	—	(2,250)	—	(6,750)
Total Other Income (Expense)	—	68,992	—	64,492

Net (Loss) Gain	$(33,031)	$13,796	$(99,404)	(142,476)

Dividends on Preferred Stock	54,618	54,617	163,854	163,852
Loss attributed to common stockholders	$(87,649)	$(40,821)	$(263,258)	$(306,328)

Basic and Diluted Earnings (Loss) per Common Share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Common Shares Outstanding – Basic and diluted	59,643,062	58,643,062	59,643,062	58,561,905

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Groove Botanicals, Inc.
Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Additional Paid In Capital	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Amount	Amount	Amount
Balance, March 31, 2024	100	$10	1,983	$198	59,643,062	$59,643	$34,026,869	$(34,847,277)	$(760,557)
Accrued dividend to related party								(54,617)	(54,617)
Net (loss)		-		-		-	-	(36,539)	(36,539)
Balance, June 30, 2024	100	$10	1,983	$198	59,643,062	$59,643	$34,026,869	$(34,938,433)	$(851,713)
Accrued dividend to related party, Series A Preferred Stock	—	—	—	—	—	—	—	(10,000)	(10,000)
Accrued dividend to Series B Preferred Stock								(44,618)	(44,618)
Net (loss)	—	—	—	—	—	—	—	(29,833)	(29,833)
Balance September 30, 2024	100	$10	1,983	$198	59,643,062	$59,643	$34,026,869	$(35,022,884)	$(936,164)
Accrued dividend to related party, Series A Preferred Stock	—	—	—	—	—	—	—	(10,000)	(10,000)
Accrued dividend to Series B Preferred Stock								(44,618)	(44,618)
Net (loss)	—	—	—	—	—	—	—	(33,031)	(33,031)
Balance December 31, 2024	100	$10	1,983	$198	59,643,062	$59,643	$34,026,869	$(35,110,533)	(1,023,813)

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Additional Paid In Capital	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Amount	Amount	Amount
Balance, March 31, 2023	100	$10	1,983	$198	57,643,062	$57,643	$33,930,569	$(34,426,718)	$(438,298)
Issuance of Stock for Consulting	—	—	—	—	1,000,000	1,000	77,300	—	78,300
Accrued dividend to related party	—	—	—	—	—	—	—	(54,618)	(54,618)
Net (loss)	—	—	—	—	—	—	—	(126,227)	(126,227)
Balance, June 30, 2023	100	$10	1,983	$198	58,643,062	$58,643	$34,007,869	$(34,607,563)	$(540,843)
Accrued dividend to related party, Series A Preferred Stock	—	—	—	—	—	—	—	(10,000)	(10,000)
Accrued dividend to Series B Preferred Stock								(44,617)	(44,617)
Net (loss)	—	—	—	—	—	—	—	(30,045)	(30,045)
Balance September 30, 2023	100	$10	1,983	198	58,643,062	$58,643	$34,007,869	$(34,692,225)	(625,505)
Issuance of stock for cash					1,000,000	1,000	19,000		20,000
Accrued dividend to related party, Series A Preferred Stock	—	—	—	—	—	—	—	(10,000)	(10,000)
Accrued dividend to Series B Preferred Stock								(44,617)	(44,617)
Net (loss)	—	—	—	—	—	—	—	13,796	13,796
Balance December 31, 2023	100	$10	1,983	$198	59,643,062	$59,643	$34,026,869	$(34,733,046)	$(646,326)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Groove Botanicals, Inc.
Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended December 31,
	2024	2023
Cash Flow from Operating Activities
Net Loss	$(99,404)	$(142,476)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on settlement of debt	—	(71,242)
Stock Issued for Outside Services	—	78,300
Accrued Interest	—	6,750
Accrued Payroll	36,000	36,000
Changes in working capital
Increase in Prepaid Expenses	(3,028)	(136)
Increase (Decrease) in Accounts Payable and Accrued Liabilities	(22,897)	30,032
Net Cash Used in Operating Activities	(89,329)	(62,772)

Cash Flow From Investing Activities	—	—
Net Cash From Investing Activities	—	—

Cash Flow From Financing Activities
Funds received for issuance of common stock	—	20,000
Repayment of Outstanding Convertible Debt	—	(40,000)
Funds received from Related Party	88,892	79,978
Net Cash From Financing Activities	88,892	59,978

Net Change in Cash	(437)	(2,794)

Cash at Beginning of Period	1,688	4,566

Cash at End of Period	$1,251	$1,772

Net cash paid for:
Interest	$—	$—
Income Taxes	$—	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GROOVE BOTANICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

NOTE 1 – ORGANIZATION AND OPERATIONS

Current Operations

Groove Botanicals, Inc. (the “Company”), (formerly known as Avalon Oil & Gas, Inc.), was originally incorporated in Colorado on April 25, 1991, under the name Snow Runner (USA), Inc. The Company was the general partner of Snow Runner (USA) Ltd.; a Colorado limited partnership to sell proprietary snow skates under the name “Sled Dogs” which was dissolved in August 1992. In late 1993, the Company relocated its operations to Minnesota and in January 1994 changed our name to Snow Runner, Inc. In November 1994 we changed our name to the Sled Dogs Company. On May 25, 1999, we filed articles of merger with Xdogs.com Inc., changing our state of domicile to Nevada. On June 22, 2005, the Corporation changed our name from XDOGS.com, Inc. to Avalon Oil and Gas, Inc. On May 14, 2018, the Corporation changed our name from Avalon Oil and Gas, Inc., to Groove Botanicals, Inc. Until August 2, 2021, when we filed a 15-12B to suspend duty to file reports under sections 13 and 15(d) of the securities exchange act of 1934, we were a reporting company. Subsequently, on September 14, 2023, we filed a Form 10 with the Securities and Exchange Commission, which became effective 60 days later.

Since inception we have operated unsuccessfully, in various different industries. Currently, we plan to assemble a portfolio of early-stage EV Battery Technologies developed from Universities in Norway, Sweden and Finland, and seek grants from the State of Minnesota Department of Economic Development to find and identify corporate partners to commercialize these technologies and ultimately produce revenues for the Company. The Company does not currently own any patents or technologies related to the EV battery industry, and the process to acquire patents and technologies can be costly, and as such, the Company is not guaranteed to acquire any such patents.

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

Net Loss Per Share

The Company computes net income (loss) per share in accordance with ASC 260, Earning per Share. ASC 260 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. As the Company has continued to report operating losses for the periods covered by this report, the impact of potentially dilutive securities would be anti-dilutive and therefore is not presented.

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

NOTE 3 – GOING CONCERN

The accompanying consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the consolidated financial statements, the Company has incurred recurring net losses since its inception and has raised limited capital. The Company had a net loss of $33,031 and $99,404 for the nine-month periods ended December 31, 2024, and 2023, respectively. The Company’s accumulated deficit was $35,110,533 and $34,847,277 as of December 31, 2024, and March 31, 2024, respectively. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustment relating to the recoverability and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company is taking certain steps to provide the necessary capital to continue its operations. These steps include but are not limited to: 1) focus on our new business model and 2) raising equity or debt financing. Our auditors express substantial doubt about our ability to continue as a going concern.

NOTE 4 – CASH

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. As of December 31, 2024, the Company’s cash consisted of non-restricted cash.

NOTE 5 – RELATED PARTY TRANSACTIONS

The Company had related party payables of $577,949 and $453,057 as of December 31, 2024 and March 31, 2024, respectively. These amounts consist of funds contributed by the management for the purpose of providing financing during periods of low or negative cashflow in order to cover essential costs of continuing operations, as well as funds payable to management as compensation. On an annual basis the Company accrues $48,000 of wages payable to its CEO, Kent Rodriguez, under the terms of a four-year employment agreement entered into April 1, 2020, which designates monthly payments due Mr. Rodriguez in the amount of $4,000. On July 30, 2024, the Company and Mr. Kent Rodriguez agreed to extend the term of this Employment Contract, which expired on March 31, 2024, for a further two-year term to March 31, 2026, retroactive to April 1, 2024, on the same terms and conditions. These payables and cash advances accrue no interest and have no maturity date. During each of the three and nine months ended September 30, 2024 and 2023 salary of $12,000 and $36,000, respectively were accrued for Mr. Rodriquez.

During each of the three- and nine-month periods ended December 31, 2024, and 2023, the Company accrued $10,000 and $30,000, respectively in preferred dividends from the Series A preferred shares to Mr. Kent Rodriguez, the holder of the Series A Preferred shares. Upon conversion the number of shares of common stock to be exchanged shall equal 51% of the then fully diluted issued and outstanding common stock.

NOTE 6 – CONVERTIBLE NOTES PAYABLE

Convertible notes payable consisted of a $40,000 Convertible Promissory Note issued on March 5, 2021, by management to a third party in exchange for professional services. Beginning on the issuance date of this note, the outstanding principal balance of this note shall bear annual interest at 10%, with interest commencing on the sixth month anniversary of the Issuance Date. The note had a maturity date of June 30, 2022. Additionally, the note has a fixed conversion feature of $0.02 per share, and therefore the Convertible Note is measured at the net of Debt Discount, calculated based off its Beneficial Conversion Features. The note was booked with a debt discount of the full principal balance of $40,000. As of June 30, 2022, this entire debt discount had been amortized. Further, on March 7, 2022, the Company issued an additional convertible promissory note in the amount of $60,000, with a maturity date of March 7, 2023, an annual interest rate of 10% and a fixed conversion price of $0.02 per share, in exchange for consulting services. The convertible amount is accounted for based off the outstanding principal and related interest pertaining to the portion convertible debt instrument being converted, multiplied by the previously specified conversion rate.

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

As of December 31, 2024 and March 31, 2024, the balance of the convertible note was $0.

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

Series A Preferred Stock holds designations of cash dividends at the rate of 8% of the amount per share of Series A Preferred Stock per annum in the form of “Preferred Dividends”, voting rights on an as-converted to Common Stock basis, liquidation preferences, and conversion rights in which each share of Series A Preferred Stock shall, upon conversion, represent 0.51% of the then “Fully-Diluted Shares Outstanding” of the Company. On January 12, 2018, our Board of Directors agreed to amend Designation of the Series A Convertible Preferred Stock be amended by changing the ratio for conversion, in Article IV, subparagraph (a), from 0.4% to 0.51% so that upon conversion the number of shares of common stock to be exchanged shall equal 51% of the then issued and outstanding common stock. In addition, on January 12, 2018, the Company and the Series A Holder agreed to forgive all accrued interest to date on Series A, and to pause any accruals until April 1, 2023. The Series A Convertible Preferred Stock carries liquidating preference, over all other classes of stock, equal to the amount paid for the stock plus any unpaid dividends. Currently the value of the liquidation preference is $500,000, the amount of debt that the related party converted into the preferred stock. If this Preferred Stock were to be redeemed by the holder, it would result in an aggregate of the $500,000 liquidation preference, on a per share basis, this would equal $5,000 per share. The Company and Series A Preferred Holder agreed to forgive all accrued interest and arrearages in preferred share dividends of Series A Preferred Stock through March 31, 2023. Dividends began to accrue on the Series A Preferred Stock as of April 1, 2023. During each of the three- and nine-month periods ended December 31, 2024 and 2023, the holder of the Series A preferred shares accrued $10,000 and $30,000 in preferred dividends from the Series A preferred shares. A total of $70,000 and $40,000 in dividends was outstanding at December 31, 2024 and March 31, 2024, respectively.

Series B Preferred Stock holds designations of being ranked junior to the Series A Preferred Stock, cash dividends at the rate of 9% of the amount per share of Series B Preferred Stock per annum in the form of “Preferred Dividends”, a dividend received deduction for federal income tax purposes, liquidation preferences ranked junior to the Series A Preferred Stock, redemption of the Series B Preferred Stock by the Company at 105% of the Stated Value, plus accrued and unpaid Dividends, if prior to the two year anniversary of the Issuance Date, or at 100% of the State Value, plus accrued and unpaid Dividends, if on or after the two year anniversary of the Issuance Date, no voting rights, and right to notice of certain corporate action. All accrued dividends on the Series B were settled through March 31, 2023, and none remained outstanding at March 31, 2023. Dividends began to accrue on the Series B Preferred Stock as of April 1, 2023. During each of the three and nine-month periods ended December 31, 2024 and 2023, the holders of the Series B preferred shares accrued $44,618 and $133,852, respectively, in preferred dividends from the Series B preferred shares. A total of $312,322 and $178,470 in dividends was outstanding at December 31, 2024 and March 31, 2024, respectively.

NOTE 8 – COMMON STOCK

The Company is authorized to issue 200,000,000 shares of Common Stock, with a par value of $0.001.

The Company had 59,643,062 shares of common stock issued and outstanding as of December 31, 2024, and March 31, 2024.

Shares issued in the nine months ended December 31, 2024:

There were no shares issued during the nine-month period ended December 31, 2024.

Shares issued in the nine months ended December 31, 2023:

On April 15, 2023, the Company issued 1,000,000 shares of common stock in exchange for consulting services. These shares were valued at $0.0783 per share, the fair market value on the date of issuance.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

As of December 31, 2024, the Company has a month-to-month verbal lease agreement with the landlord, in which the Company pays $1,200 on a monthly basis.

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

Results of Operations

Three Months Ended December 31, 2024, and December 31, 2023

Revenue

We have not generated any revenue since our inception and do not expect to generate any revenue from the sale of products in the near future.

Net Loss

We reported a net loss of $33,031 in the three months ended December 31, 2024 as compared to a gain of $13,796 in the three months ended December 31, 2023 and a net loss attributable to our common stockholders of $87,649 in the three months ended December 31, 2024 as compared to a net loss attributable to our common stockholders of $40.821 as of December 31, 2023 which is reflective of a dividend on our Preferred Stock of $54,618 at December 31, 2024 and $54,617 at December 31, 2023, respectively as follows:

	Three Months ended
	December 31,
	2024	2023

Net sales	$—	$—

Operating expenses:
Selling, General and Administrative Expenses	17,255	17,325
Rent	3,600	4,644
Legal and Professional Expenses	12,176	33,227
Consulting Expense	—	—
Total operating expenses	33,031	55,196

Income (loss) from operations	(33,031)	(55,196)

Gain on settlement of debt	—	71,242
Interest Income (expense)	—	(2,250)
Total other income (expense)	—	69,992

Net income (loss)	$(33,031)	$13,796

Dividends on Preferred Stock	54,618	54,617
Net (loss) attributable to common stockholders	$(87,649)	$(40,821)

Operating Expenses

Total operating expenses for the three months ended December 31, 2024 decreased substantially over the three months ended December 31, 2023, with $33,031 at December 31, 2024 compared to total operating expenses of $55,196 at December 31, 2023. The decrease in operating expenses during the three months ended December 31, 2024, is mainly due to a decrease in legal and professional fees from $33,227 (December 31, 2023) to $12,176 (December 31, 2024). All other expenses remained relatively constant. The decrease in legal and professional expenses was largely due to a decrease in audit and accounting fees, filing fees and tax services related to increased audit fees in the three months ended December 31, 2023 related to our regulatory filings and a change in auditors in 2023 which increased our audit fees for the period.

Other Income (Expense)

Other income in the three months ended December 31, 2024, was nil, as compared to other income in the three months ended December 31, 2023, of $69,992, related to a gain on settlement of debt of $71,242, offset by interest expense of $2,250 with no comparable expenses or gains in the three months ended December 31, 2024.

Dividends on Preferred Stock

Dividends on Preferred Stock for the period ended December 31, 2024, and 2023 remained constant, at $54,618 and $54,617 for each period. These dividends on preferred stock are required subject to the designation of the preferred stock and contribute to the net loss attributable to our common stockholders.

Nine Months Ended December 31, 2024, and December 31, 2023

Revenue

We have not generated any revenue since our inception and do not expect to generate any revenue from the sale of products in the near future.

Net Loss

We reported a net loss of $99,404 in the nine months ended December 31, 2024 as compared to a net loss of $206,968 in the nine months ended December 31, 2023 and a net loss attributable to our common stockholders of $263,258 in the nine months ended December 31, 2024 as compared to a net loss attributable to our common stockholders of $306,328 as of December 31, 2023 which is reflective of a dividend on our Preferred Stock of $163,854 and $163,852 at December 31, 2024 and December 31, 2023 as follows:

	Nine Months ended
	December 31,
	2024	2023

Net sales	$—	$—

Operating expenses:
Selling, General and Administrative Expenses	52,187	56,141
Rent	11,835	13,932
Legal and Professional Expenses	34,132	58,595
Consulting Expense	1,250	78,300
Total operating expenses	99,404	206,968

Income (loss) from operations	(99,404)	(206,968)

Gain on extinguishment of debt		71,242
Interest Income (expense)	—	(6,750)
Total other income (expense)	—	64,492

Net income (loss)	$(99,404)	$(142,476)

Dividends on Preferred Stock	163,854	163,852
Net (loss) attributable to common stockholders	$(263,258)	$(306,328)

Operating Expenses

Total operating expenses for the nine months ended December 31, 2024, were $99,404 compared to total operating expenses of $206,968 for the nine months ended December 31, 2023. The decrease in operating expenses during the nine months ended December 31, 2024, is mainly due to reduction in consulting expenses from $78,300 (December 31, 2023) to $1,250 (December 31, 2024) due to a consulting agreement with an independent third party settled by shares valued at $78,300 which terminated in the period ended December 31, 2023. The Company recorded a slight reduction in general and administrative expenses from $56,141 in the nine months ended December 31, 2023, to $52,187 for the nine months ended December 31, 2024. Rent remained relatively constant for the nine months ended December 31, 2024, and 2023 with a slight decrease of $2,097 in the nine months ended December 31, 2024. Professional fees decreased from $58,595 (December 31, 2023) to $34,132 due to a change in auditors for the period ended December 31, 2024.

Other Income (Expense)

Other income in the nine months ended December 31, 2024, was nil, as compared to other income in the nine months ended December 31, 2023, of $64,492, comprised of a gain in settlement of debt by the issuance of stock in the amount of $71,242, offset by interest expense of $6,750 with no comparable expense in the nine months ended December 31, 2024, due to the repayment of outstanding loans in a prior period, with no outstanding loans for the nine months ended December 31, 2024.

Dividends on Preferred Stock

Dividends on Preferred Stock for the period ended December 31, 2024, and 2023 remained constant at $163,854 and $163,852 for each of the nine month periods ended December 31, 2024, and 2023. These dividends on preferred stock are required subject to the designation of the preferred stock and contribute to the net loss attributable to our common stockholders.

Operating Activities

	For the Nine Months Ended December 31,
	2024	2023
Net Cash Used in Operating Activities	$(89,329)	(62,772)
Net Cash From Investing Activities	—	—
Net Cash From Financing Activities	88,892	59,978
Net Change in Cash	(437)	(2,794)
Cash at End of Period	$1,251	$1,772

Net cash used by operating activities was $89,329 for the nine months ended December 31, 2024, compared to $62,772 for the nine months ended December 31, 2023.

Net cash used in operating activities for the nine months ended December 31, 2024, was primarily the result of a net loss of $99,404, offset by non-cash items including accrued payroll of $36,000, an increase in prepaid expenses of $3,028 and a decrease in accounts payable and accrued liabilities of $22,897.

Net cash used in operating activities for the nine months ended December 31, 2023, was primarily the result of a net loss of $142,476 offset by a gain on settlement of debt of $71,242, and non-cash items, including stock issued for outside services of $78,300, accrued interest of $6,750 and accrued payroll of $36,000. Changes in working capital include an increase to accounts payable and accrued liabilities of $30,032 and an increase in prepaid expenses of $136.

Investing Activities

There was no investing activity during the nine months ended December 31, 2024 and 2023.

Financing Activities

Net cash provided by financing activities was $88,892 for the nine months ended December 31, 2024, compared to $59,978 for the nine months ended December 31, 2023. During the nine months ended December 31, 2024, the Company received $88,892 in proceeds from a related party in the form of unsecured advances. During the nine months ended December 31, 2023, the Company received net proceeds of $79,978 from a related party in the form of unsecured advances. Financing activities for the nine months ended December 31, 2023 also included funds of $20,000 by way of a private placement and the repayment of outstanding convertible debt of $40,000.

Liquidity and Capital Resources

We are in need of additional cash resources to maintain our operations. As of December 31, 2024, we had cash of $1,251 and prepaid expenses of $3,482. We are in the early stage of development and have experienced net losses to date and have not generated revenue from operations which raises substantial doubt about our ability to continue as a going concern. There are a number of conditions that we must satisfy before we will be able to acquire, license and acquire products and intellectual property, not the least of which is negotiating and financing any acquisitions. We are in the process of identifying and establishing strategic partners and technologies in order to establish a market and generate commercial orders by customers and licensing which will include effective marketing and sales capabilities for any products. We do not currently have sufficient resources to accomplish any of these conditions necessary for us to generate revenue and expect to incur increasing operating expenses. We will require substantial additional funds for operations, the service of debt and to fund our business objectives. There can be no assurance that financing, whether debt or equity, will always be available to us in the amount required at any particular time or for any particular period or, if available, that it can be obtained on terms favorable to us. If additional funds are raised by the issuance of equity securities, such as through the issuance and exercise of warrants, then existing stockholders will experience dilution of their ownership interest. If additional funds are raised by the issuance of debt or other equity instruments, we may be subject to certain limitations in our operations, and issuance of such securities may have rights senior to those of the then existing stockholders. We currently have no agreements, arrangements or understandings with any person or entity to obtain funds through bank loans, lines of credit or any other sources.

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the consolidated financial statements, the Company has incurred recurring net losses since its inception and has raised limited capital. The Company had a net loss of $99,404 and $142,476 for the nine-month periods ended December 31, 2024, and 2023, respectively. The Company’s accumulated deficit was $35,110,533 and $34,847,277 as of December 31, 2024, and March 31, 2024, respectively. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustment relating to the recoverability and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company is taking certain steps to provide the necessary capital to continue its operations. These steps include but are not limited to: 1) focus on our new business model and 2) raising equity or debt financing. Our auditors express substantial doubt about our ability to continue as a going concern.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, as of December 31, 2024, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our principal executive officer and principal financial officer have concluded that, based on the material weaknesses discussed below, our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed by us in reports filed or submitted under the Securities Exchange Act were recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Act Commission’s rules and forms and that our disclosure controls are not effectively designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

There were no shares issued during the nine-month period ended December 31, 2024.

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

GROOVE BOTANICALS, INC.

Date: February 25, 2025	By:	/s/ Kent Rodriguez
Ken Rodriguez
Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial and Accounting Officer)