Form 10-K
period 2025-03-31
GROOVE BOTANICALS INC.
filed 2025-07-16
CIK 918573

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2025

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
Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. Yes ☐     No ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☑

The aggregate market value of the registrant’s common stock, par value $0.001 per share (“Common Stock”), held by non-affiliates, computed by reference to the price at which the Common Stock was last sold as of September 30, 2024, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $709,689.

The number of shares of the registrant’s Common Stock outstanding as of June 30, 2025 was 59,643,062 shares.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).

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

Prior Operations

Organizational history

Groove Botanicals, Inc. (the “Company”), (formerly known as Avalon Oil & Gas, Inc.), was originally incorporated in Colorado on April 25, 1991 under the name Snow Runner (USA), Inc. The Company was the general partner of Snow Runner (USA) Ltd.; a Colorado limited partnership to sell proprietary snow skates under the name “Sled Dogs” which was dissolved in August 1992. In late 1993, the Company relocated its operations to Minnesota and in January 1994 changed its name to Snow Runner, Inc. In November 1994 we changed our name to the Sled Dogs Company. In May 1999, we changed our state of domicile to Nevada and our name to XDOGS.COM, Inc. On July 31, 1998, the Company split their shares One (1) for Fifty-Four (54). On August 24, 2000, the Company split their shares One (1) for Five (5) and changed our name from XDOGS.COM to XDOGS, Inc. We changed our symbol from XDGS to XDGI. On June 22, 2005, the Company changed our name from XDOGS, Inc. to Avalon Oil and Gas, Inc. We changed our symbol from XDGI to AOGS. On July 22, 2005, the Board of Directors and a majority of the Company’s shareholders approved an amendment to our Articles of Incorporation to change the Company’s name to Avalon Oil & Gas, Inc., and to increase the authorized number of shares of our common stock from 200,000,000 shares to 1,000,000,000 shares par value of $0.001. On May 15, 2007, the Company split its shares One (1) for Twenty (20). We changed our symbol from AOGS to AOGN. On June 4, 2012, the Board of Directors approved an amendment to our Articles of Incorporation to a reverse split of the issued and outstanding shares of Common Stock of the Company (“Shares”) such that each holder of Shares as of the record date of June 4, 2012 shall receive one (1) post-split Share on the effective date of June 4, 2012 for each three hundred (300) Shares owned. The reverse split was effective on July 23, 2012. On September 28, 2012, we held a special meeting of Avalon’s shareholders and approved an amendment to the Company’s Articles of Incorporation such that the Company would be authorized to issue up to 200,000,000 shares of common stock. We filed an amendment with the Nevada Secretary of State on April 10, 2013, to increase our authorized shares to 200,000,000. On July 23, 2012, the Company split their shares One (1) for Three Hundred (300). On May 14, 2018, the Company changed its name from Avalon Oil and Gas, Inc., to Groove Botanicals, Inc. We changed our symbol from AOGN to GRVE. On August 2, 2021, we filed a Form 15-12B to suspend our duty to file reports under sections 13 and 15(d) of the securities exchange act of 1934. Since inception we have operated unsuccessfully, in various different industries.

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

Government and Industry Regulation

The Biden-Harris Administration and 117th Congress have passed critical legislation that will establish U.S. leadership in electric transportation and maintain our global competitiveness in the automotive industry. The Infrastructure Investment and Jobs Act (https://www.congress.gov/bill/117th-congress/house-bill/3684), and the Inflation Reduction Act (https://electrificationcoalition.org/work/federal-ev-policy/inflation-reduction-act/) are historic acts that invest hundreds of millions into the EV sector. They will bolster U.S. manufacturing and supply chains to support the transition for both the light-duty and medium- and heavy-duty sectors.

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

(Reference Public Law 117-58 (https://www.congress.gov/public-laws/117th-congress) and 23 U.S. Code 151 (https://www.govinfo.gov/))

New Policies which may impact our business plan:

“Donald Trump’s return to the presidency has brought sweeping changes to the electric vehicle (EV) and battery sectors. Among the most consequential moves, Trump revoked a 2021 executive order targeting 50% EV sales by 2030, a change certain to disrupt automakers’ strategies. The 2021 order had been instrumental in shaping automakers’ strategies and fostering EV adoption in the U.S. While the target was nonbinding, it was supported by major automakers, who now face significant uncertainties.

Trump’s administration has also frozen $5 billion allocated for EV charging stations, a move that will potentially slow the expansion of critical infrastructure needed to support widespread EV adoption. The administration also aims to eliminate state emissions waivers, such as California’s, which set stricter rules for phasing out gasoline-powered vehicles by 2035. If successful, this could stall progress in the transition to EVs in multiple states, affecting automakers who have invested heavily in EV development in response to these regulations. Instead, Trump’s policies favor reallocating funds to bolster domestic battery manufacturing for “national defense supply chains.”

The Environmental Protection Agency (EPA) has been directed to reevaluate rules requiring automakers to increase EV production to meet stricter emissions controls by 2032. The administration’s swift policy reversal has already led to market volatility and raised concerns about the future of U.S. EV and battery initiatives.

Financial markets react to policy uncertainty

The financial impact of these changes has been immediate. Shares in Asian automakers and battery makers dropped following Trump’s announcements, highlighting the global ripple effects of U.S. policy shifts. South Korean battery manufacturers, such as LG Energy Solution and SK Innovation, experienced declines of 4.3% and 3.7%, respectively, as reported by Reuters. Japanese automakers also faced challenges, with Mazda Motor and Honda Motor shares falling 2% and 0.3%.

Despite these setbacks, Chinese EV manufacturers’ shares rose after Trump refrained from targeting Beijing in his inauguration speech, reflecting the intricate dynamics of global EV competition. Takahide Kiuchi, chief economist at Nomura Research Institute, told Reuters that additional tariffs and policy changes could worsen export conditions for Asian countries reliant on U.S. markets.

Impact on EV incentives and US manufacturers

Trump’s rollback of EV mandates includes a push to reconsider the popular $7,500 federal tax credit for EV purchases. Narrowing eligibility criteria for this tax credit could potentially reduce the number of qualifying vehicles, influencing consumer behavior by raising the effective cost of EVs. Automakers may need to adjust their strategies to account for this shift. While fully repealing the tax credit would require Congressional action, Trump’s administration may narrow eligibility criteria, reducing the number of vehicles that qualify for incentives. This could disproportionately impact companies like Tesla, General Motors, and Ford, which have invested heavily in U.S.-based battery factories to benefit from previous subsidies.

Automakers with Mexican manufacturing operations are also under pressure. Trump has indicated potential 25% tariffs on vehicles imported from Canada and Mexico, starting as early as February. These tariffs would significantly affect companies like Honda and Mazda, which rely on Mexican plants to supply the U.S. market. Nissan, which exports approximately 300,000 vehicles annually from Mexico to the U.S., also faces heightened risks.

Broader industry repercussions

The EV industry’s growth has been closely tied to stable incentives and policies. According to PwC, U.S. EV adoption was on track to reach 27 million vehicles by 2030, driven by government support. Trump’s abrupt policy reversals could stall this momentum, affecting both domestic and global manufacturers. The Financial Times noted that regulatory overhauls, while not immediate, could have a chilling effect on the market as automakers and investors adapt to new uncertainties.

Trump’s decision to resume issuing export permits for liquefied natural gas (LNG) projects and his emphasis on energy independence signal a broader shift away from clean energy initiatives.

Challenges ahead for automakers and battery makers

As the U.S. EV market adjusts to these sweeping changes, automakers and battery manufacturers must navigate an increasingly complex landscape. Legal challenges to Trump’s policies are likely, but the administration’s swift actions have already created significant market disruptions. For now, the industry faces an uncertain future, with stakeholders bracing for the long-term implications of these policy shifts.”

Credit: “Battery Technology”– Author Michael C. Anderson, Editor-in-Chief, Battery Technology, Informa Markets – Engineering, Copyright © 2025 All rights reserved. Informa Markets, a trading division of Informa PLC.

Employees

We have one full time employee, our President, Kent Rodriguez and a part time administrative assistant. The Board retains consultants and advisors on as needed basis.  They are compensated with cash and also with the issuance of the Company’s common stock.

Research and Development

We did not have any research and development costs during fiscal 2025 and 2024.

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

Our common stock is currently quoted on OTCMarkets OTCID under the symbol GRVE. For the periods indicated, the following table sets forth the high and low bid prices per share of common stock. The below prices represent inter-dealer quotations without retail markup, markdown, or commission and may not necessarily represent actual transactions.

Period	High	Low
Quarter ended March 31, 2025	0.0163	0.006
Quarter ended December 31, 2024	0.0163	0.0012
Quarter ended September 30, 2024	0.02	0.0053
Quarter ended June 30, 2024	0.050	0.005
Quarter ended March 31, 2024	.050	.020
Quarter ended December 31, 2023	.127	.023
Quarter ended September 30, 2023	.177	.035
Quarter ended June 30, 2023	.298	.043

b) Holders

On March 31, 2025, there are approximately 720 holders of record of our common stock.

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

During the fiscal year ended March 31, 2025, and 2024, the holder of the Series A preferred shares accrued $40,000 in preferred dividends from the Series A preferred shares. A total of $80,000 and $40,000 in dividends was outstanding at March 31, 2025, and March 31, 2024, respectively.

Series B Preferred Stock holds designations of being ranked junior to the Series A Preferred Stock, cash dividends at the rate of 9% of the amount per share of Series B Preferred Stock per annum in the form of “Preferred Dividends”, a dividend received deduction for federal income tax purposes, liquidation preferences ranked junior to the Series A Preferred Stock, redemption of the Series B Preferred Stock by the Company at 105% of the Stated Value, plus accrued and unpaid Dividends, if prior to the two year anniversary of the Issuance Date, or at 100% of the State Value, plus accrued and unpaid Dividends, if on or after the two year anniversary of the Issuance Date, no voting rights, and right to notice of certain corporate action. All accrued dividends on the Series B have been settled through March 31, 2023, and none currently remains outstanding. Dividends began to accrue on the Series B Preferred Stock as of April 1, 2023.

During the fiscal year ended March 31, 2025, and 2024, the holders of the Series B preferred shares accrued $178,468, in preferred dividends from the Series B preferred shares. A total of $356,940 and $178,470 in dividends was outstanding at March 31, 2025, and March 31, 2024, respectively.

d) Securities Authorized for Issuance Under Equity Compensation Plans

No equity compensation plan or agreements under which our common stock is authorized for issuance has been adopted during the fiscal years ended March 31, 2025 and 2024. We have no equity compensation plans at this time.

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

There were no further shares of common stock issued from December 20, 2023 to March 31, 2025.

f) Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6. Reserved

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Annual Report on Form 10-K contains predictions, estimates and other forward-looking statements relating to future events or our future financial performance. In some cases, you   can identify forward-looking statements by terminology such as “may,” “should,” “intends,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or “continue” or the negative of these terms or other comparable terminology. Forward-looking statements involve known and unknown risks, uncertainties and other factors including the risks set forth in the section entitled “Risk Factors” in our registration statement on Form 10-12G/A, as filed with the Securities and Exchange Commission (the “SEC”) on November 6, 2023, that may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements.

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

Operating Expenses

For the fiscal years ended March 31, 2025 and 2024 we had the following operating expenses:

	For the Year ended March 31,
	2025	2024
Operating expenses:
Selling, General and Administrative Expenses	$73,087	$73,743
Rent	15,435	18,576
Legal and Professional Expenses	42,312	95,962
Consulting Expense	—	78,300
Total operating expenses	$130,834	$266,581

Total operating expenses for the fiscal year ended March 31, 2025, were $130,834 compared to total operating expenses of $266,581 for the fiscal year ended March 31, 2024. The decrease in operating expenses during the fiscal year ended March 31, 2025, is mainly due to a reduction in consulting expenses from $78,300 (March 31, 2024) to $Nil (March 31, 2025). Consulting expenses recorded in the year ended March 31, 2024 were the result of a consulting agreement with an independent third party settled by shares of common stock valued at $78,300 which terminated in the period ended March 31, 2024. The Company recorded a slight reduction in general and administrative expenses from $73,743 in the fiscal year ended March 31, 2024, to $73,087 for the fiscal year ended March 31, 2025. Rent remained relatively constant for the fiscal years ended March 31, 2025, and 2024, with a slight decrease of $3,141 in the fiscal year ended March 31, 2025, due to the cancellation of previously rented storage space during the year ended March 31, 2025. Professional fees decreased from $95,962 (March 31, 2024) to $42,312 for the fiscal year ended March 31, 2025 substantially due to a reduction in audit costs and professional fees in the current fiscal year. Increased professional fees in fiscal 2024 were the result of filing a Form 10 with the SEC and the associated requirement for additional legal and accounting fees associated with these filings.

Other Income (Expense)

	March 31, 2024	March 31, 2023
Other Income (Expense)
Amortization of Debt Discount	$—	$—
Change in Derivative Liability	—	—
Gain on Settlement of Debt	—	71,242
Interest Income (Expense)	—	(6,750)
Miscellaneous Other Income (Expense)	—	—
Total Other Income (Expense)	$—	$64,492

Other income in the fiscal year ended March 31, 2025, was nil, as compared to other income in the fiscal year ended March 31, 2025, of $64,492, comprised of a gain on settlement of certain debt by the issuance of stock valued at $71,242, offset by interest expense of $6,750 with no comparable expense in the fiscal year ended March 31, 2025.

Net Loss

Net (loss)	$(130,834)	$(202,089)

Dividend on Preferred Stock	(218,470)	(218,470)
Net (loss) attributable to common shareholders	$(349,304)	$(420,559)

Basic and diluted loss per common share	$(0.01)	$(0.01)

We reported a net loss of $130,834 for the fiscal year ended March 31, 2025, as compared to a net loss of $202,089 in the fiscal year ended March 31, 2024.

Dividends on Preferred Stock

Dividends on Preferred Stock remained constant at $218,470 for each of the fiscal years ended March 31, 2025 and 2024. These dividends on preferred stock are required subject to the designation of the preferred stock and contribute to the net loss attributable to our common stockholders.

Operating Activities

The following table summarizes our operating activities for the period presented:

	For the Year ended March 31,
	2025	2024
Net cash used by operating activities	$(107,422)	$(86,835)
Net cash provided from (used by) investing activities	—	—
Net cash provided from financing activities	107,776	83,957
Net Change in Cash	$354	$(2,878)

Cash Used in Operating Activities

Cash used in operating activities for the year ended March 31, 2025 was $107,422 as compared to $86,835 used in the year ended March 31, 2024.

Net cash used in operating activities for the fiscal year ended March 31, 2025, was primarily the result of a net loss of $130,834, offset by non-cash items including accrued payroll of $48,000, an increase in prepaid expenses of $2,024 and a decrease in accounts payable and accrued liabilities of $22,564.

Net cash used in operating activities for the fiscal year ended March 31, 2024, was primarily the result of a net loss of $202,089 offset by a gain on settlement of debt of $71,242, and non-cash items, including stock issued for outside services of $78,300, accrued interest of $6,750 and accrued payroll of $48,000. Changes in working capital include an increase to accounts payable and accrued liabilities of $53,418 and a decrease in prepaid expenses of $28.

Cash Provided by Investing Activities

There was no cash provided by investing activities for the years ended March 31, 2025 and 2025.

Cash Provided by Financing Activities

	March 31, 2024	March 31, 2023
Cash Flow From Financing Activities
Funds received from Related Party	107,776	104,915
Funds distributed to Related Party	—	(958)
Repayment of Outstanding Convertible Debt	—	(40,000)
Repayment of Outstanding Contingent Liability	—	—
Funds received for Issuance of Common Stock	—	20,000
Net Cash From Financing Activities	107,776	83,957

During the year ended March 31, 2024, financing activities provided cash of $124,915 as a result of related party advances of $104,915 and funds received for the issuance of common stock of $20,000 for ongoing operations, offset by funds paid to a related party of $958 and repayments of outstanding convertible debt of $40,000 for net cash from financing activities of $83,957.

During the fiscal year ended March 31, 2025 financing activities consisted solely of related party advances in the amount of $107,776.

Liquidity and Capital Resources

We are in need of additional cash resources to maintain our operations. As of March 31, 2025 we had cash of $2,042 and prepaid expenses of $2,478. We are in the early stage of development and have experienced net losses to date and have not generated revenue from operations which raises substantial doubt about our ability to continue as a going concern. There are a number of conditions that we must satisfy before we will be able to acquire, license and acquire products and intellectual property, not the least of which is negotiating and financing any acquisitions. We are in the process of identifying and establishing strategic partners and technologies in order to establish a market and generate commercial orders by customers and licensing which will include effective marketing and sales capabilities for any products. We do not currently have sufficient resources to accomplish any of these conditions necessary for us to generate revenue and expect to incur increasing operating expenses. We will require substantial additional funds for operations, the service of debt and to fund our business objectives. There can be no assurance that financing, whether debt or equity, will always be available to us in the amount required at any particular time or for any particular period or, if available, that it can be obtained on terms favorable to us. If additional funds are raised by the issuance of equity securities, such as through the issuance and exercise of warrants, then existing stockholders will experience dilution of their ownership interest. If additional funds are raised by the issuance of debt or other equity instruments, we may be subject to certain limitations in our operations, and issuance of such securities may have rights senior to those of the then existing stockholders. We currently have no agreements, arrangements or understandings with any person or entity to obtain funds through bank loans, lines of credit or any other sources.

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the consolidated financial statements, the Company has incurred recurring net losses since its inception and has raised limited capital. The Company had a net loss of $130,834 and $202,089 for the fiscal years ended March 31, 2025 and 2024, respectively. The Company’s accumulated deficit was $35,196,581 and $34,847,277 as of March 31, 2025, and March 31, 2024, respectively. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustment relating to the recoverability and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company is taking certain steps to provide the necessary capital to continue its operations. These steps include but are not limited to 1) focus on our new business model and 2) raising equity or debt financing. Our auditors express substantial doubt about our ability to continue as a going concern.

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

As of March 31, 2025, we carried out an evaluation, with the participation of our management, including our principal executive officer and our principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were not effective, as of March 31, 2025.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our principal executive officer [and principal financial officer], we conducted an evaluation of the effectiveness, as of March 31, 2025, of our internal control over financial reporting based on the framework in 2013 Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under this framework, our management concluded that our internal control over financial reporting was not effective as of March 31, 2025 due to material weaknesses in our internal control over financial reporting described below.

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

Changes in Internal Control over Financial Reporting

There was no change in our system of internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended March 31, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III.

Item 10. Directors, Executive Officers and Corporate Governance.

The following table sets forth the name, age and position of each of our executive officers and directors as of the date of this report:

Name	Age	Position
Kent Rodriguez	67	Director, President, Treasurer, Secretary

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

Item 11. Executive Compensation.

On an annual basis the company accrues $48,000 of wages payable, $4,000 monthly, to its CEO Kent Rodriguez. On April 1, 2020, the Company entered into an employment agreement with its CEO which designates monthly payments due to CEO Kent Rodriguez in the amount of $4,000 each month. This agreement continued for four years until March 31, 2024 and was renewed for a further term on expiry.

The following table illustrates compensation accrued to the executive team during the fiscal years ended March 31, 2024 and 2023:

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock awards ($)	Option awards ($)	Nonequity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
Kent Rodriguez, CEO*	Fiscal Year ended March 31, 2025	$48,000	-	-	-	-	-	73,195(1)	$121,195
Kent Rodriguez, CEO*	Fiscal Year ended March 31, 2024	$48,000	-	-	-	-	-	73,195(1)	$121,195

*Total compensation accrued for Kent Rodriguez during each fiscal year is $48,000 total, which includes his compensation as CEO as well as Director.

(1) Included in other compensation are accrued dividends for Mr. Rodriguez ownership of 100% of the Company’s Series A Preferred shares and 18.6% of the Company’s Series B preferred shares.

Outstanding Equity Awards at Fiscal Year-End

As of March 31, 2025, there were no outstanding equity awards.

Director Compensation

No compensation was paid to our directors for services rendered during the years ended March 31, 2024, and 2023.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table lists, as of March 31, 2025, the number of shares of common stock beneficially owned by (i) each person, entity or group (as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934) known to the Company to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each of our Named Executive Officers and (iii) all officers and directors as a group. Information relating to beneficial ownership of common stock by our principal stockholders and management is based upon information furnished by each person using “beneficial ownership” concepts under the rules of the SEC. Under these rules, a person is deemed to be a beneficial owner of a security if that person directly or indirectly has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to dispose or direct the disposition of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the SEC rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary interest. Except as noted below, each person has sole voting and investment power with respect to the shares beneficially owned and each stockholder’s address is c/o Groove Botanicals Inc., 310 Fourth Avenue South, Suite 700, Minneapolis, MN

The following table sets forth, as of March 31, 2025, information regarding beneficial ownership of our capital stock by:

●	each person, or group of affiliated persons, known by us to beneficially own more than 5% of our common stock;
●	each of our directors;
●	each of our named executive officers; and
●	all of our current executive officers, and directors as a group.

In the table below, percentage ownership is based on 59,643,062 shares of our Common Stock issued and outstanding as of March 31, 2025.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all ordinary shares beneficially owned by them.

Name of Beneficial Owner	Number of Shares Beneficially Owned (2)		Percentage of Shares Beneficially Owned (2)

5% or Greater Stockholders
Directors and Named Executive Officers
Kent Rodriguez, President, Secretary, Treasurer and Director	62,081,840	(1)	.5101%
All directors, directors nominees and executive officers as a group ( 1person):	62,081,840	(1)	.5101%

(1)	This amount includes a total of 62,077,473 common shares issuable upon conversion of 100 shares of Series A Convertible Preferred Stock and 4,367 shares of common stock held by Mr. Rodriguez.
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

Director Independence

During fiscal 2025, to July 29, 2024 and 2024 we had one independent director, Douglas Barton. Mr. Barton resigned from the Company’s board of directors as of July 29, 2024. As at July 29, 2024, we did not have any independent directors.

Related Transactions

The Company had a related party payable of $608,833 and $453,057 outstanding as of March 31, 2025, and March 31, 2024, respectively. These amounts consist of funds contributed by the management for the purpose of providing financing during periods of low or negative cashflow in order to cover essential costs of continuing operations, as well as funds payable to management as compensation. On an annual basis the Company accrues $48,000 of wages payable to its CEO. Kent Rodriguez under the terms of an employment agreement with its CEO entered into April 1, 2020, which designates monthly payments due to CEO Kent Rodriguez in the amount of $4,000. This agreement continued through March 31, 2024, and was subsequently renewed. These payables accrue no interest and have no maturity date.

During the fiscal year ended March 31, 2025 and 2024, the Company accrued $40,000 in preferred dividends from the Series A preferred shares to Mr. Kent Rodriguez, the holder of the Series A Preferred shares. Upon conversion the number of shares of common stock to be exchanged shall equal 51% of the then fully diluted issued and outstanding common stock.

The Company further accrued $33,195 in preferred dividends for Mr. Rodriguez’ ownership of 18.6% of the Series B Preferred Shares in the years ended March 31, 2025 and 2024, respectively.

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

Rao is the current auditor for the Company for the fiscal year ending March 31, 2025.

Fees Billed to the Company in fiscal year 2025 and 2025

The following table sets forth the fees billed to us by current auditor M.S. Madhava Rao, for professional services rendered for the fiscal year ended March 31, 2025 and March 31, 2024.

	March 31, 2025	March 31, 2024
Audit fees(1)	$28,500	$29,000
Audit related fees(2)	—	—
Tax fees(3)	—	—
All other fees	—	—
Total fees	$28,500	$29,000

(1)	Audit Fees — Audit fees consist of fees billed for the audit of our annual financial statements and the review of the interim consolidated financial statements.
(2)	Audit-Related Fees — These consisted principally of the aggregate fees related to audits that are not included Audit Fees.
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

PART IV.

Item 15. Exhibits and Financial Statement Schedules.

(a) List of Financial Statements, Financial Statement Schedules and Exhibits.

(1) Financial Statements. The following financial statements of Groove Botanicals Inc. are included in this Annual Report beginning on page F-1:

Page

For the Years Ended March 31, 2025 and 2024

Report of Independent Registered Public Accounting Firm (PCAOB ID: 6662)

Consolidated Balance Sheets

Consolidated Statements of Operations

Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

July 15, 2025

Audit Committee/Board of Director

Groove Botanicals, Inc.

310 Fourth Avenue South, Suite 7000

Minneapolis, MN 55415

Opinion on the financial statements

We audited the accompanying balance sheets of Groove Botanicals, Inc. (“the Company”) as of March 31, 2025 and 2024 and the related statements of operations, stockholders’ equity, and cash flows for years then ended and the related notes (collectively referred to as “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2025 and 2024, and the results of its operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The Company’s financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of the liabilities in the normal course of business. The Company has an accumulated deficit of $35,196,581 for the year ended March 31, 2025. These factors as discussed in Note 3 of the financial statements raise substantial doubt about the Company’s ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Related party transactions.

As discussed in Note 5 to the financial statement, the Company has borrowed from related parties an amount $608,833 as of the date of March 31, 2025. The procedure performed to address the matter included: obtaining confirmation from related party.

We have served as the Company’s auditor since 2024.

/s/ M. S. Madhava Rao

M. S. Madhava Rao, Chartered Accountant

Bangalore, India

July 15, 2025

Groove Botanicals, Inc.
Consolidated Balance Sheets

	March 31, 2025	March 31, 2024
ASSETS
Current Assets:
Cash	$2,042	$1,688
Prepaid Expenses	2,478	454
Total Current Assets	4,520	2,142
TOTAL ASSETS	$4,520	$2,142

LIABILITIES & STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable and Accrued Liabilities	$68,608	$91,172
Related Party Payable	608,833	453,057
Dividends payable	356,940	178,470
Dividends payable, related party	80,000	40,000
Total Current Liabilities	1,114,381	762,699
Total Liabilities	1,114,381	762,699

Stockholders’ Equity
Preferred Stock, Series A, $0.10 par value, 100 shares authorized; 100 shares issued and outstanding as of March 31, 2025, and March 31, 2024	10	10
Preferred Stock, Series B, $0.10 par value, 2,000 shares authorized; 1,983 shares issued and outstanding as of March 31, 2025, and March 31, 2024	198	198
Common Stock, $0.001 par value, 200,000,000 shares authorized. and 59,643,062 shares issued and outstanding as of March 31, 2025, and March 31, 2024	59,643	59,643
Additional paid-in capital	34,026,869	34,026,869
Accumulated deficit	(35,196,581)	(34,847,277)
Total stockholder’s equity	(1,109,861)	(760,557)
TOTAL LIABILITIES AND STOCKHOLDER’S DEFICIT	$4,520	$2,142

The accompanying notes are an integral part of these consolidated financial statements.

Groove Botanicals, Inc.
Consolidated Statements of Operations

	For the Years Ended March 31,
	2025	2024
Expenses:
Selling, General and Administrative Expenses	$73,087	$73,743
Rent	15,435	18,576
Legal and Professional Expenses	42,312	95,962
Consulting Expense	—	78,300
Total operating expenses	130,834	266,581

Operating loss	(130,834)	(266,581)

Other Income (Expense)
Gain on Settlement of Debt	—	71,242
Interest Income (Expense)	—	(6,750)
Total Other Income (Expense)	—	64,492

Net (loss)	$(130,834)	$(202,089)

Dividend on Preferred Stock	(218,470)	(218,470)
Net (loss) attributable to common shareholders	$(349,304)	$(420,559)

Basic and diluted loss per common share	$(0.01)	$(0.01)

Weighted average common shares outstanding – Basic and diluted	58,880,767	58,880,767

The accompanying notes are an integral part of these consolidated financial statements.

Groove Botanicals, Inc.
Consolidated Statements of Stockholders’ Equity
For the Years Ended March 31, 2024, and 2023

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Additional Paid In Capital	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Amount	Amount	Amount
Balance, March 31, 2023	100	$10	1,983	$198	57,643,062	$57,643	$33,930,569	$(34,426,718)	$(438,298)

Issuance of Stock for Cash					1,000,000	1,000	19,000		20,000
Issuance of Stock for Consulting					1,000,000	1,000	77,300		78,300
Accrued dividend								(218,470)	(218,470)
Net (loss)		-		-		-	-	(202,089)	(202,089)
Balance, March 31, 2024	100	10	1,983	198	59,643,062	59,643	34,026,869	(34,847,277)	(760,557)

Accrued dividend								(218,470)	(218,470)
Net (loss)		-		-		-	-	(130,834)	(130,834)
Balance, March 31, 2024	100	$10	1,983	$198	59,643,062	$59,643	$34,026,869	$(35,196,581)	$(1,109,861)

The accompanying notes are an integral part of these consolidated financial statements.

Groove Botanicals, Inc.
Consolidated Statements of Cash Flows

	For the Years Ended March 31,
	2025	2024
Cash Flow From Operating Activities
Net Loss	$(130,834)	$(202,089)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock Issued for Outside Services	—	78,300
Gain on Settlement of Debt	—	(71,242)
Accrued Interest	—	6,750
Accrued Payroll	48,000	48,000
Changes in working capital
Increase in Prepaid Expenses	(2,024)	28
Increase (Decrease) in Accounts Payable and Accrued Liabilities	(22,564)	53,418
Net Cash Used in Operating Activities	(107,422)	(86,835)

Cash Flow From Investing Activities
Net Cash From Investing Activities	—	—

Cash Flow From Financing Activities
Funds received from Related Party	107,776	104,915
Funds distributed to Related Party	—	(958)
Repayment of Outstanding Convertible Debt	—	(40,000)
Funds received for Issuance of Common Stock	—	20,000
Net Cash From Financing Activities	107,776	83,957

Net Change in Cash	354	(2,878)

Cash at Beginning of Period	1,688	4,566

Cash at End of Period	$2,042	$1,688

Net cash paid for:
Interest	$—	$—
Income Taxes	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

GROOVE BOTANICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MARCH 31, 2025 AND 2024

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

On July 29, 2024, Mr. Douglas Barton resigned as a director of the Company.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United Stated of America (“U.S. GAAP”) for financial information. Accordingly, they include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The consolidated financial statements include all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary in order to make the financial statements not misleading. The consolidated balance sheets as of March 31, 2025 and 2024, were derived from the Company’s consolidated financial statements at that date.

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

Recent Accounting Standard Adopted:

In November 2023, the FASB issued Accounting Standards Update (“ASU”) 2023-07 – Improvements to Reportable Segment Disclosures, which enhances the disclosures required for reportable segments in annual and interim financial statements, including additional, more detailed information about a reportable segment’s expenses. The standard is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The Company adopted ASU 2023-07 for the year ended March 31, 2025 retrospectively to all periods presented in the financial statement. The adoption of this ASU had no impact on reportable segments identified and had no effect on the Company’s financial position, results of operations, or cash flows.

Recent Accounting Standard Not Yet Adopted:

In December 2023, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2023-09 – Improvements to Income Tax Disclosures, which enhances the transparency and decision usefulness of income tax disclosures. The standard is effective for public companies for annual periods beginning after December 15, 2024. Early adoption is available. The Company is still evaluating the full extent of the potential impact of the adoption of ASU 2023-09, but believes it will not have a material impact on its financial statements and disclosures.

In November 2024, the FASB issued ASU 2024-03, – Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”). This ASU requires disclosures about specific types of expenses included in the expense captions presented on the face of the statement of operations as well as disclosures about selling expenses. The standard is effective for annual reporting periods beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027. The requirements will be applied prospectively with the option for retrospective application. Early adoption is permitted. The Company will evaluate the full extent of the adoption of ASU 2024-03, but believes it will not have a material impact on its consolidated financial statements and disclosures.

NOTE 3 – GOING CONCERN

The accompanying consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the consolidated financial statements, the Company has incurred recurring net losses since its inception and has raised limited capital. The Company had a net loss of $130,834 and $202,089 for the years ended March 31, 2025, and March 31, 2024, respectively. The Company’s accumulated deficit was $35,196,581and $34,847,277 as of March 31, 2025, and March 31, 2024, respectively. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustment relating to the recoverability and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company is taking certain steps to provide the necessary capital to continue its operations. These steps include but are not limited to: 1) focus on our new business model and 2) raising equity or debt financing. Our auditors express substantial doubt about our ability to continue as a going concern.

NOTE 4 – CASH

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. As of March 31, 2025, the Company’s cash consisted of non-restricted cash.

NOTE 5 – RELATED PARTY TRANSACTIONS

The Company had related party payables of $608,833 and $453,057 as of March 31, 2025 and March 31, 2024, respectively. These amounts consist of funds contributed by the management for the purpose of providing financing during periods of low or negative cashflow in order to cover essential costs of continuing operations, as well as funds payable to management as compensation. On an annual basis the Company accrues $48,000 of wages payable to its CEO, Kent Rodriguez, under the terms of a four-year employment agreement entered into April 1, 2020, which designates monthly payments due Mr. Rodriguez in the amount of $4,000. On July 30, 2024, the Company and Mr. Kent Rodriguez agreed to extend the term of this Employment Contract, which expired on March 31, 2024, for a further two-year term to March 31, 2026, retroactive to April 1, 2024, on the same terms and conditions.

During each of the fiscal years ended March 31, 2025, and 2024, the Company accrued $40,000 in preferred dividends from the Series A preferred shares to Mr. Kent Rodriguez, the sole shareholder of the Series A Preferred shares. Upon conversion the number of shares of common stock to be exchanged for the Series A Preferred shares shall equal 51% of the then fully diluted issued and outstanding common stock at the time of conversion. Further the Company accrued dividends of $33,195 in each of the fiscal years ended March 31, 2025, and 2024 with respect to 18.6% of the Series B Preferred shares controlled by Kent Rodriguez.

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

As of March 31, 2025 and March 31, 2024, the balance of the convertible note was $0.

NOTE 7 – PREFERRED STOCK

The Company is authorized to issue 1,000,000 shares of Preferred Stock. We have authorized 100 shares of Series A Preferred Stock and 2,000 shares of Series B Preferred Stock, respectively, both with a par value of $0.10. As of March 31, 2025, and March 31, 2024, there were 100 and 1,983 shares issued and outstanding for Series A Preferred Stock and Series B Preferred Stock, respectively.

Series A Preferred Stock holds designations of cash dividends at the rate of 8% of the amount per share of Series A Preferred Stock per annum in the form of “Preferred Dividends”, voting rights on an as-converted to Common Stock basis, liquidation preferences, and conversion rights in which each share of Series A Preferred Stock shall, upon conversion, represent 0.51% of the then “Fully-Diluted Shares Outstanding” of the Company. On January 12, 2018, our Board of Directors agreed to amend Designation of the Series A Convertible Preferred Stock be amended by changing the ratio for conversion, in Article IV, subparagraph (a), from 0.4% to 0.51% so that upon conversion the number of shares of common stock to be exchanged shall equal 51% of the then issued and outstanding common stock. In addition, on January 12, 2018, the Company and the Series A Holder agreed to forgive all accrued interest to date on Series A, and to pause any accruals until April 1, 2023. The Series A Convertible Preferred Stock carries liquidating preference, over all other classes of stock, equal to the amount paid for the stock plus any unpaid dividends. Currently the value of the liquidation preference is $500,000, the amount of debt that the related party converted into the preferred stock. If this Preferred Stock were to be redeemed by the holder, it would result in an aggregate of the $500,000 liquidation preference, on a per share basis, this would equal $5,000 per share. The Company and Series A Preferred Holder agreed to forgive all accrued interest and arrearages in preferred share dividends of Series A Preferred Stock through March 31, 2023. Dividends began to accrue on the Series A Preferred Stock as of April 1, 2023. During the fiscal year ended March 31, 2025, and 2024, the holder of the Series A preferred shares accrued $40,000 in preferred dividends from the Series A preferred shares. A total of $80,000 and $40,000 in dividends was outstanding at March 31, 2025 and March 31, 2024, respectively.

Series B Preferred Stock holds designations of being ranked junior to the Series A Preferred Stock, cash dividends at the rate of 9% of the amount per share of Series B Preferred Stock per annum in the form of “Preferred Dividends”, a dividend received deduction for federal income tax purposes, liquidation preferences ranked junior to the Series A Preferred Stock, redemption of the Series B Preferred Stock by the Company at 105% of the Stated Value, plus accrued and unpaid Dividends, if prior to the two year anniversary of the Issuance Date, or at 100% of the State Value, plus accrued and unpaid Dividends, if on or after the two year anniversary of the Issuance Date, no voting rights, and right to notice of certain corporate action. All accrued dividends on the Series B were settled through March 31, 2023, and none remained outstanding at March 31, 2023. Dividends began to accrue on the Series B Preferred Stock as of April 1, 2023. During the fiscal year ended March 31, 2025 and 2024, the holder of the Series B preferred shares accrued $178,468, in preferred dividends from the Series B preferred shares. A total of $356,940 and $178,470 in dividends was outstanding at March 31, 2025 and March 31, 2024, respectively.

NOTE 8 – COMMON STOCK

The Company is authorized to issue 200,000,000 shares of Common Stock, with a par value of $0.001.

The Company had 59,643,062 shares of common stock issued and outstanding as of March 31, 2025, and March 31, 2024.

On April 15, 2023, the Company issued 1,000,000 shares of common stock in exchange for consulting services. These shares were valued at $0.0783 per share, the fair market value on the date of issuance.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

As of March 31, 2025, the Company has a month-to-month verbal lease agreement with the landlord, in which the Company pays $1,200 on a monthly basis.

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

(3) Exhibits.

The following exhibits are filed with this Annual Report on Form 10-K or are incorporated herein by reference, as indicated.

Exhibit Number	Exhibit Description

3.1(a)	Articles of Incorporation*

3.1(b)	Articles of Merger*

3.1(c)	Agreement and Plan of Merger*

3.1(d)	Amended Articles of Incorporation*

3.1(e)	Amended and Restated Certificate of Incorporation of the Registrant*

3.2	Bylaws of the Registrant*

4.1(a)	Certificate of Designation of Series and Determination of Rights and Preferences of Series A Convertible Preferred Stock*

4.1(b)	Certificate of Designation*

4.1(c)	Amendment to Certificate of Designation After Issuance of Class or Series dated 3/14/2014*

4.1(d)	Amendment to Certificate of Designation After Issuance of Class or Series dated 01/12/2018*

10.1	Convertible Promissory Note Between Groove Botanicals, Inc. and Robert L. Hymers, III Dated March 5, 2021*

10.2	Convertible Redeemable Note Between Groove Botanicals, Inc. and Robert L. Hymers, III Dated March 7, 2022 *

10.3	Letter Agreement Between Groove Botanicals, Inc. and Robert L. Hymers, III Dated July 18, 2022 *

10.4	Letter Agreement between Groove Botanicals, Inc. and Kent Rodriguez, CEO

21.1	List of Subsidiaries

31	Certification of the Chief Executive and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of the Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer) pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

101	The following financial statements from the Company’s Annual Report on Form 10-K for the year ended March 31, 2025, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Stockholders’ Equity (Deficit), (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.
101.INS	INLINE XBRL INSTANCE DOCUMENT (THE INSTANCE DOCUMENT DOES NOT APPEAR IN THE INTERACTIVE DATA FILE BECAUSE ITS XBRL TAGS ARE EMBEDDED WITHIN THE INLINE XBRL DOCUMENT)
101.SCH	INLINE XBRL TAXONOMY EXTENSION SCHEMA
101.CAL	INLINE XBRL TAXONOMY EXTENSION CALCULATION LINKBASE
101.DEF	INLINE XBRL TAXONOMY EXTENSION DEFINITION LINKBASE
101.LAB	INLINE XBRL TAXONOMY EXTENSION LABEL LINKBASE
101.PRE	INLINE XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE
104	COVER PAGE INTERACTIVE DATA FILE (FORMATTED AS INLINE XBRL AND CONTAINED IN EXHIBIT 101)

________________

* Incorporated by reference to a previously filed exhibit or report.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GROOVE BOTANICALS INC.

Date: July 15, 2025	By:	/s/ Kent Rodriguez
Kent Rodriguez
President, Secretary, Treasurer and Director
(Principal Executive Officer)
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report is signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Kent Rodriguez	President, Secretary, Treasurer and Director	July 15, 2025
Kent Rodriguez	(Principal Executive Officer)
(Principal Financial and Accounting Officer)