Form 10-K/A
period 2025-03-31
GROOVE BOTANICALS INC.
filed 2025-08-15
CIK 918573

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

None

EXPLANATORY NOTE

The sole purpose of this Amendment No. 1 to the Annual Report on Form 10-K (the “Form 10-K”) of Groove Botanicals Inc., for the annual period ended March 31, 2025, filed with the Securities and Exchange Commission on July 16, 2025, is to correct certain typographical errors subsequently identified in the statement of cash flows and statement of stockholders’ equity, as well as related notes to the financial statements. These typographical errors include corrections to dates for the reporting period and corrections to certain numerical values which were inadvertently not updated in the originally filed Form 10-K for the fiscal year ended March 31, 2025. These revisions have no impact on the previously published financial results of Groove Botanicals Inc.

No other changes have been made to the Form 10-K.  This Amendment No. 1 to the Form 10-K speaks as of the original filing date of the Form 10-K, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-K.

Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

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

During the fiscal year ended March 31, 2025, and 2024, the holder of the Series A preferred shares accrued $40,000 in preferred dividends from the Series A preferred shares. A total of $80,000 and $40,000 in dividends was outstanding at March 31, 2025, and March 31, 2024, respectively. Mr. Kent Rodriguez, the Company's CEO, is the sole holder of the Company's Series A Preferred shares.

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

During the fiscal year ended March 31, 2025, and 2024, the holders of the Series B preferred shares accrued $178,468, in preferred dividends from the Series B preferred shares. A total of $356,940 and $178,470 in dividends was outstanding at March 31, 2025, and March 31, 2024, respectively to holders of the Series B preferred shares. Mr. Kent Rodriguez, the Company's CEO, holds 18.6% of the Series B preferred shares, providing for dividends annually of $33,195, which amount is included in the aforementioned outstanding balances payable.

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

Other Income (Expense)

	March 31, 2025	March 31, 2024
Other Income (Expense)
Amortization of Debt Discount	$—	$—
Change in Derivative Liability	—	—
Gain on Settlement of Debt	—	71,242
Interest Income (Expense)	—	(6,750)
Miscellaneous Other Income (Expense)	—	—
Total Other Income (Expense)	$—	$64,492

Other income in the fiscal year ended March 31, 2025, was nil, as compared to other income in the fiscal year ended March 31, 2025, of $64,492, comprised of a gain on settlement of certain debt by the issuance of stock valued at $71,242, offset by interest expense of $6,750 with no comparable expense in the fiscal year ended March 31, 2025.

Net Loss

	March 31, 2025	March 31, 2024
Net (loss)	$(130,834)	$(202,089)

Dividend on Preferred Stock	(218,470)	(218,470)
Net (loss) attributable to common shareholders	$(349,304)	$(420,559)

Basic and diluted loss per common share	$(0.01)	$(0.01)

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

Cash Provided by Investing Activities

There was no cash provided by investing activities for the years ended March 31, 2025 and 2024.

Cash Provided by Financing Activities

	March 31, 2025	March 31, 2024
Cash Flow From Financing Activities
Funds received from Related Party	107,776	104,915
Funds distributed to Related Party	—	(958)
Repayment of Outstanding Convertible Debt	—	(40,000)
Repayment of Outstanding Contingent Liability	—	—
Funds received for Issuance of Common Stock	—	20,000
Net Cash From Financing Activities	107,776	83,957

During the fiscal year ended March 31, 2025 financing activities consisted solely of related party advances in the amount of $107,776.

During the year ended March 31, 2024, financing activities provided gross cash of $124,915 as a result of related party advances of $104,915 and funds received for the issuance of common stock of $20,000 for ongoing operations, offset by funds paid to a related party of $958 and repayments of outstanding convertible debt of $40,000 for net cash from financing activities of $83,957.

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

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the consolidated financial statements, the Company has incurred recurring net losses since its inception and has raised limited capital. The Company had a net loss of $130,834 and $202,089 before dividends payable on preferred stock for the fiscal years ended March 31, 2025 and 2024, respectively. The Company’s accumulated deficit was $35,196,581 and $34,847,277 as of March 31, 2025, and March 31, 2024, respectively. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustment relating to the recoverability and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company is taking certain steps to provide the necessary capital to continue its operations. These steps include but are not limited to 1) focus on our new business model and 2) raising equity or debt financing. Our auditors express substantial doubt about our ability to continue as a going concern.

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

Item 11. Executive Compensation.

On an annual basis the Company accrues $48,000 of wages payable, or $4,000 monthly, to its CEO Kent Rodriguez. On April 1, 2020, the Company entered into an employment agreement with its CEO which designates monthly payments due to Mr. Rodriguez in the amount of $4,000 each month. This agreement continued for four years until March 31, 2024 and was renewed for a further term on expiry.

The following table illustrates compensation accrued to the executive team during the fiscal years ended March 31, 2025 and 2024:

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

Director Compensation

No compensation was paid to our directors for services rendered during the years ended March 31, 2025, and 2024.

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

In the table below, percentage ownership is based on 59,643,062 shares of our Common Stock issued and outstanding as of March 31, 2025, including dilutive shares available for issue withing 60 days of the date of the Report.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all ordinary shares beneficially owned by them.

Name of Beneficial Owner	Number of Shares Beneficially Owned (2)		Percentage of Shares Beneficially Owned (2)

5% or Greater Stockholders
Directors and Named Executive Officers
Kent Rodriguez, President, Secretary, Treasurer and Director	62,081,840	(1)	51.01%
All directors, directors nominees and executive officers as a group ( 1person):	62,081,840	(1)	51.01%

(1)	This amount includes a total of 62,077,473 common shares issuable upon conversion of 100 shares of Series A Convertible Preferred Stock and 4,367 shares of common stock held by Mr. Rodriguez.
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

Director Independence

Through July 29, 2024 and during the entirety of the year ended March 31, 2024 we had one independent director, Mr. Douglas Barton. Mr. Barton resigned from the Company’s board of directors as of July 29, 2024, following which date we have not had any independent directors.

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

August 14, 2025

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

Going Concern

The Company’s financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of the liabilities in the normal course of business. The Company has an accumulated deficit of $35,196.581 for the year ended March 31, 2025. These factors as discussed in Note 3 of the financial statements raise substantial doubt about the Company’s ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

/s/ M. S. Madhava Rao

M. S. Madhava Rao, Chartered Accountant

Bangalore, India

July 15, 2025

Groove Botanicals, Inc.
Consolidated Balance Sheets

	March 31, 2025	March 31, 2024
ASSETS
Current Assets:
Cash	$2,042	$1,688
Prepaid Expenses	2,478	454
Total Current Assets	4,520	2,142
TOTAL ASSETS	$4,520	$2,142

LIABILITIES & STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable and Accrued Liabilities	$68,608	$91,172
Related Party Payable	608,833	453,057
Dividends payable	290,550	145,275
Dividends payable, related party	146,390	73,195
Total Current Liabilities	1,114,381	762,699
Total Liabilities	1,114,381	762,699

Stockholders’ Equity
Preferred Stock, Series A, $0.10 par value, 100 shares authorized; 100 shares issued and outstanding as of March 31, 2025, and March 31, 2024	10	10
Preferred Stock, Series B, $0.10 par value, 2,000 shares authorized; 1,983 shares issued and outstanding as of March 31, 2025, and March 31, 2024	198	198
Common Stock, $0.001 par value, 200,000,000 shares authorized. and 59,643,062 shares issued and outstanding as of March 31, 2025, and March 31, 2024	59,643	59,643
Additional paid-in capital	34,026,869	34,026,869
Accumulated deficit	(35,196,581)	(34,847,277)
Total stockholder’s equity	(1,109,861)	(760,557)
TOTAL LIABILITIES AND STOCKHOLDER’S DEFICIT	$4,520	$2,142

The accompanying notes are an integral part of these consolidated financial statements.

Groove Botanicals, Inc.
Consolidated Statements of Operations

	For the Years Ended March 31,
	2025	2024
Expenses:
Selling, General and Administrative Expenses	$73,087	$73,743
Rent	15,435	18,576
Legal and Professional Expenses	42,312	95,962
Consulting Expense	—	78,300
Total operating expenses	130,834	266,581

Operating loss	(130,834)	(266,581)

Other Income (Expense)
Gain on Settlement of Debt	—	71,242
Interest Income (Expense)	—	(6,750)
Total Other Income (Expense)	—	64,492

Net (loss)	$(130,834)	$(202,089)

Dividend on Preferred Stock	(218,470)	(218,470)
Net (loss) attributable to common shareholders	$(349,304)	$(420,559)

Basic and diluted loss per common share	$(0.01)	$(0.01)

Weighted average common shares outstanding – Basic and diluted	59,643,062	58,880,767

The accompanying notes are an integral part of these consolidated financial statements.

Groove Botanicals, Inc.
Consolidated Statements of Stockholders’ Equity
For the Years Ended March 31, 2025, and 2024

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Additional Paid In Capital	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Amount	Amount	Amount
Balance, March 31, 2023	100	$10	1,983	$198	57,643,062	$57,643	$33,930,569	$(34,426,718)	$(438,298)

Issuance of Stock for Cash					1,000,000	1,000	19,000		20,000
Issuance of Stock for Consulting					1,000,000	1,000	77,300		78,300
Accrued dividend								(218,470)	(218,470)
Net (loss)		-		-		-	-	(202,089)	(202,089)
Balance, March 31, 2024	100	10	1,983	198	59,643,062	59,643	34,026,869	(34,847,277)	(760,557)

Accrued dividend								(218,470)	(218,470)
Net (loss)		-		-		-	-	(130,834)	(130,834)
Balance, March 31, 2025	100	$10	1,983	$198	59,643,062	$59,643	$34,026,869	$(35,196,581)	$(1,109,861)

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

Series A Preferred Stock holds designations of cash dividends at the rate of 8% of the amount per share of Series A Preferred Stock per annum in the form of “Preferred Dividends”, voting rights on an as-converted to Common Stock basis, liquidation preferences, and conversion rights in which each share of Series A Preferred Stock shall, upon conversion, represent 0.51% of the then “Fully-Diluted Shares Outstanding” of the Company. On January 12, 2018, our Board of Directors agreed to amend Designation of the Series A Convertible Preferred Stock be amended by changing the ratio for conversion, in Article IV, subparagraph (a), from 0.4% to 0.51% so that upon conversion the number of shares of common stock to be exchanged shall equal 51% of the then issued and outstanding common stock. In addition, on January 12, 2018, the Company and the Series A Holder agreed to forgive all accrued interest to date on Series A, and to pause any accruals until April 1, 2023. The Series A Convertible Preferred Stock carries liquidating preference, over all other classes of stock, equal to the amount paid for the stock plus any unpaid dividends. Currently the value of the liquidation preference is $500,000, the amount of debt that the related party converted into the preferred stock. If this Preferred Stock were to be redeemed by the holder, it would result in an aggregate of the $500,000 liquidation preference, on a per share basis, this would equal $5,000 per share. The Company and Series A Preferred Holder agreed to forgive all accrued interest and arrearages in preferred share dividends of Series A Preferred Stock through March 31, 2023. Dividends began to accrue on the Series A Preferred Stock as of April 1, 2023. During the fiscal years ended March 31, 2025, and 2024, the holder of the Series A preferred shares, Mr. Kent Rodriguez, CEO, accrued $40,000 in preferred dividends from the Series A preferred shares. A total of $80,000 and $40,000 in dividends was outstanding at March 31, 2025 and March 31, 2024, with respect to the Series A preferred shares respectively.

Series B Preferred Stock holds designations of being ranked junior to the Series A Preferred Stock, cash dividends at the rate of 9% of the amount per share of Series B Preferred Stock per annum in the form of “Preferred Dividends”, a dividend received deduction for federal income tax purposes, liquidation preferences ranked junior to the Series A Preferred Stock, redemption of the Series B Preferred Stock by the Company at 105% of the Stated Value, plus accrued and unpaid Dividends, if prior to the two year anniversary of the Issuance Date, or at 100% of the State Value, plus accrued and unpaid Dividends, if on or after the two year anniversary of the Issuance Date, no voting rights, and right to notice of certain corporate action. All accrued dividends on the Series B were settled through March 31, 2023, and none remained outstanding at March 31, 2023. Dividends began to accrue on the Series B Preferred Stock as of April 1, 2023. During each of the fiscal years ended March 31, 2025 and 2024, the holders of the Series B preferred shares accrued $178,468, in preferred dividends. A total of $356,940 and $178,470 in Preferred B dividends was outstanding at March 31, 2025 and March 31, 2024, respectively, including dividends accrued to Mr. Kent Rodriguez, CEO, of $33,195 per year. Mr. Rodriguez holds 18.6% of the Series B preferred shares.

A summary of accrued dividends payable with respect to the Series A and B Preferred shares on the Company’s balance sheets are set out below:

	Year ended March 31, 2025	Year ended March 31, 2024
Dividends payable	290,550	145,275
Dividends payable, related party	146,390	73,195

NOTE 8 – COMMON STOCK

The Company is authorized to issue 200,000,000 shares of Common Stock, with a par value of $0.001.

The Company had 59,643,062 shares of common stock issued and outstanding as of March 31, 2025, and March 31, 2024, respectively.

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

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amended report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

GROOVE BOTANICALS INC.

Date: August 15, 2025	By:	/s/ Kent Rodriguez
Kent Rodriguez
President, Secretary, Treasurer and Director
(Principal Executive Officer)
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Amended report on Form 10-K/A is signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Kent Rodriguez	President, Secretary, Treasurer and Director	August 15, 2025
Kent Rodriguez	(Principal Executive Officer)
(Principal Financial and Accounting Officer)