Form 10-Q
period 2025-06-30
GROOVE BOTANICALS INC.
filed 2025-08-19
CIK 918573

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2025

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

As of August 13, 2025 there were 59,643,062 shares of the registrant’s common stock outstanding.

GROOVE BOTANICALS, INC.TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Groove Botanicals, Inc.
Condensed Consolidated Balance Sheets

Unaudited

	June 30, 2025	March 31, 2025
ASSETS
Current Assets:
Cash	$2,737	$2,042
Prepaid Expenses	949	2,478
Total Current Assets	3,686	4,520
TOTAL ASSETS	$3,686	$4,520

LIABILITIES & STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable and Accrued Liabilities	$73,463	$68,608
Related Party Payable	641,314	608,833
Dividends payable	326,869	290,550
Dividends payable, related party	164,688	146,390
Total Current Liabilities	1,206,334	1,114,381
Total Liabilities	1,206,334	1,114,381

Stockholders’ Equity
Preferred Stock, Series A, $0.10 par value, 100 shares authorized; 100 shares issued and outstanding as of June 30, 2025, and March 31, 2025	10	10
Preferred Stock, Series B, $0.10 par value, 2,000 shares authorized; 1,983 shares issued and outstanding as of June 30, 2025, and March 31, 2025	198	198
Common Stock, $0.001 par value, 200,000,000 shares authorized. and 59,643,062 shares issued and outstanding as of June 30, 2025, and March 31, 2025	59,643	59,643
Additional paid-in capital	34,026,869	34,026,869
Accumulated deficit	(35,289,368)	(35,196,581)
Total stockholder’s equity	(1,202,648)	(1,109,861)
TOTAL LIABILITIES AND STOCKHOLDER’S DEFICIT	$3,686	$4,520

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Groove Botanicals, Inc.
Unaudited Condensed Consolidated Statements of Operations

	For the Three Months Ended June 30,
	2025	2024
Expenses:
Selling, General and Administrative Expenses	$18,965	$16,599
Rent	3,600	4,644
Legal and Professional Expenses	15,605	14,546
Consulting Expense	—	750
Total operating expenses	38,170	36,539

Operating loss	(38,170)	(36,539

Net (loss)	$(38,170)	$(36,539

Dividend on Preferred Stock	(54,617)	(54,617
Net (loss) attributable to common shareholders	$(92,787)	$(91,156

Basic and diluted loss per common share	$(0.00)	$(0.00

Weighted average common shares outstanding – Basic and diluted	59,643,062	59,643,062

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Groove Botanicals, Inc.
Unaudited Condensed Consolidated Statements of Stockholders’ Equity
For the Three Months Ended June 30, 2025, and 2024

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Additional Paid In Capital	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Amount	Amount	Amount
Balance, March 31, 2024	100	10	1,983	198	59,643,062	59,643	34,026,869	(34,847,277)	(760,557)

Accrued dividend								(54,617)	(54,617)
Net (loss)		—		—		—	—	(36,539)	(36,539)
Balance, June 30, 2024	100	$10	1,983	$198	59,643,062	$59,643	$34,026,869	$(34,938,433)	$(851,713)

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Additional Paid In Capital	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Amount	Amount	Amount
Balance, March 31, 2025	100	10	1,983	198	59,643,062	59,643	34,026,869	(35,196,581)	(1,109,861)

Accrued dividend								(54,617)	(54,617)
Net (loss)		—		—		—	—	(38,170)	(38,170)
Balance, June 30, 2025	100	$10	1,983	$198	59,643,062	$59,643	$34,026,869	$(35,289,368)	$(1,202,648)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Groove Botanicals, Inc.
Unaudited Condensed Consolidated Statements of Cash Flows

	For the Three Months Ended June 30,
	2025	2024
Cash Flow From Operating Activities
Net Loss	$(38,170)	$(36,539)
Adjustments to reconcile net loss to net cash used in operating activities:
Accrued Payroll	12,000	12,000
Changes in working capital
Decrease (Increase) in Prepaid Expenses	1,529	38
Increase (Decrease) in Accounts Payable and Accrued Liabilities	4,855	3,757
Net Cash Used in Operating Activities	(19,786)	(20,744)

Cash Flow From Investing Activities	—	—
Net Cash From Investing Activities	—	—

Cash Flow From Financing Activities
Funds received from Related Party	22,677	21,694
Funds distributed to Related Party	(2,196)	—
Net Cash From Financing Activities	20,481	21,694

Net Change in Cash	695	950

Cash at Beginning of Period	2,042	1,688

Cash at End of Period	$2,737	$2,638

Net cash paid for:
Interest	$—	$—
Income Taxes	$—	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GROOVE BOTANICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JUNE 30, 2025 AND 2024

(Unaudited)

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements of the Company have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”), including the instructions to Form 10-Q and Regulation S-X. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”), have been condensed or omitted from these statements pursuant to such rules and regulations and, accordingly, they do not include all the information and notes necessary for comprehensive financial statements and should be read in conjunction with our audited financial statements included in our Annual Report on Form 10-K for the year ended March 31, 2025.

In the opinion of the management of the Company, all adjustments, which are of a normal recurring nature, necessary for a fair statement of the results for the three and nine-month periods have been made. Results for the interim periods presented are not necessarily indicative of the results that might be expected for the entire fiscal year.

Basis of Consolidation

The Company’s condensed consolidated financial statements include the accounts of Groove Botanicals, Inc., and its two 100% controlled non-operating subsidiaries formed in Wyoming, Biotrex, Inc., and Maxidyne, Inc. Intercompany accounts and transactions have been eliminated in consolidation.

GROOVE BOTANICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JUNE 30, 2025 AND 2024

(Unaudited)

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

GROOVE BOTANICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JUNE 30, 2025 AND 2024

(Unaudited)

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

Recent Accounting Standard Not Yet Adopted:

In December 2023, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2023-09 – Improvements to Income Tax Disclosures, which enhances the transparency and decision usefulness of income tax disclosures. The standard is effective for public companies for annual periods beginning after December 15, 2024. Early adoption is available. The Company is still evaluating the full extent of the potential impact of the adoption of ASU 2023-09 but believes it will not have a material impact on its financial statements and disclosures.

In November 2024, the FASB issued ASU 2024-03, – Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”). This ASU requires disclosures about specific types of expenses included in the expense captions presented on the face of the statement of operations as well as disclosures about selling expenses. The standard is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. The requirements will be applied prospectively with the option for retrospective application. Early adoption is permitted. The Company will evaluate the full extent of the adoption of ASU 2024-03 but believes it will not have a material impact on its consolidated financial statements and disclosures.

NOTE 3 – GOING CONCERN

The accompanying consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the consolidated financial statements, the Company has incurred recurring net losses since its inception and has raised limited capital. The Company had a net loss of $38,170 and $36,539 for the three months ended June 30, 2025, and June 30, 2024, respectively. The Company’s accumulated deficit was $35,289,368 and $35,196,581 as of June 30, 2025, and March 31, 2025, respectively. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustment relating to the recoverability and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company is taking certain steps to provide the necessary capital to continue its operations. These steps include but are not limited to: 1) focus on our new business model and 2) raising equity or debt financing. Our auditors express substantial doubt about our ability to continue as a going concern.

NOTE 4 – CASH

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. As of June 30, 2025, the Company’s cash consisted of non-restricted cash.

GROOVE BOTANICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JUNE 30, 2025 AND 2024

(Unaudited)

NOTE 5 – RELATED PARTY TRANSACTIONS

The Company had related party payables of $641,314 and $608,833 as of June 30, 2025, and March 31, 2025, respectively. These amounts consist of funds contributed by the management for the purpose of providing financing during periods of low or negative cashflow in order to cover essential costs of continuing operations, as well as funds payable to management as compensation. On an annual basis the Company accrues $48,000 of wages payable to its CEO, Kent Rodriguez, under the terms of a four-year employment agreement entered into April 1, 2020, which designates monthly payments due Mr. Rodriguez in the amount of $4,000. On July 30, 2024, the Company and Mr. Kent Rodriguez agreed to extend the term of this Employment Contract, which expired on March 31, 2024, for a further two-year term to March 31, 2026, retroactive to April 1, 2024, on the same terms and conditions.

During each of the three months ended June 30, 2025, and 2024, the Company accrued $10,000 in preferred dividends from the Series A preferred shares to Mr. Kent Rodriguez, the sole shareholder of the Series A Preferred shares. Upon conversion the number of shares of common stock to be exchanged for the Series A Preferred shares shall equal 51% of the then fully diluted issued and outstanding common stock at the time of conversion. Further the Company accrued dividends of $8,299 in the three months ended June 30, 2025, and 2024 with respect to 18.6% of the Series B Preferred shares controlled by Kent Rodriguez.

NOTE 6 – PREFERRED STOCK

The Company is authorized to issue 1,000,000 shares of Preferred Stock. We have authorized 100 shares of Series A Preferred Stock and 2,000 shares of Series B Preferred Stock, respectively, both with a par value of $0.10. As of June 30, 2025, and June 30, 2024, there were 100 and 1,983 shares issued and outstanding for Series A Preferred Stock and Series B Preferred Stock, respectively.

Series A Preferred Stock holds designations of cash dividends at the rate of 8% of the amount per share of Series A Preferred Stock per annum in the form of “Preferred Dividends”, voting rights on an as-converted to Common Stock basis, liquidation preferences, and conversion rights in which each share of Series A Preferred Stock shall, upon conversion, represent 0.51% of the then “Fully-Diluted Shares Outstanding” of the Company. On January 12, 2018, our Board of Directors agreed to amend Designation of the Series A Convertible Preferred Stock be amended by changing the ratio for conversion, in Article IV, subparagraph (a), from 0.4% to 0.51% so that upon conversion the number of shares of common stock to be exchanged shall equal 51% of the then issued and outstanding common stock. In addition, on January 12, 2018, the Company and the Series A Holder agreed to forgive all accrued interest to date on Series A, and to pause any accruals until April 1, 2023. The Series A Convertible Preferred Stock carries liquidating preference, over all other classes of stock, equal to the amount paid for the stock plus any unpaid dividends. Currently the value of the liquidation preference is $500,000, the amount of debt that the related party converted into the preferred stock. If this Preferred Stock were to be redeemed by the holder, it would result in an aggregate of the $500,000 liquidation preference, on a per share basis, this would equal $5,000 per share. The Company and Series A Preferred Holder agreed to forgive all accrued interest and arrearages in preferred share dividends of Series A Preferred Stock through March 31, 2023. Dividends began to accrue on the Series A Preferred Stock as of April 1, 2023. During the three months ended June 30, 2025, and 2024, the holder of the Series A preferred shares, Mr. Kent Rodriguez, CEO, accrued $10,000 in preferred dividends from the Series A preferred shares. A total of $90,000 and $80,000 in accrued dividends with respect to the Series A preferred shares was outstanding at June 30, 2025, and March 31, 2025, respectively.

Series B Preferred Stock holds designations of being ranked junior to the Series A Preferred Stock, cash dividends at the rate of 9% of the amount per share of Series B Preferred Stock per annum in the form of “Preferred Dividends”, a dividend received deduction for federal income tax purposes, liquidation preferences ranked junior to the Series A Preferred Stock, redemption of the Series B Preferred Stock by the Company at 105% of the Stated Value, plus accrued and unpaid Dividends, if prior to the two year anniversary of the Issuance Date, or at 100% of the State Value, plus accrued and unpaid Dividends, if on or after the two year anniversary of the Issuance Date, no voting rights, and right

GROOVE BOTANICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JUNE 30, 2025 AND 2024

(Unaudited)

to notice of certain corporate action. All accrued dividends on the Series B were settled through March 31, 2023, and none remained outstanding at March 31, 2023. Dividends began to accrue on the Series B Preferred Stock as of April 1, 2023. During the three months ended June 30, 2025, and 2024, the holders of the Series B preferred shares accrued $44,618 in preferred dividends from the Series B preferred shares. A total of $401,558 and $356,940 in Preferred B dividends was outstanding at June 30, 2025 and March 31, 2025, respectively, including dividends accrued for the benefit of Mr. Kent Rodriguez, CEO, of $8,299 for each respective three month period. Mr. Rodriguez holds 18.6% of the Series B preferred shares.

A summary of accrued dividends payable with respect to the Series A and B Preferred shares on the Company’s balance sheets are set out below. Dividends accrued for the benefit of the Company’s CEO are included in Dividends payable, related party:

	June 30, 2025 $	March 31, 2025 $
Dividends payable	326,869	290,550
Dividends payable, related party	164,688	146,390

NOTE 7 – COMMON STOCK

The Company is authorized to issue 200,000,000 shares of Common Stock, with a par value of $0.001.

The Company did not issue any shares of common stock during the three months ended June 30, 2025, or June 30, 2024, and had 59,643,062 shares of common stock issued and outstanding as of June 30, 2025, and March 31, 2025, respectively.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

As of June 30, 2025, the Company has a month-to-month verbal lease agreement with the landlord, in which the Company pays $1,200 on a monthly basis.

NOTE 9 – SUBSEQUENT EVENTS

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

The following discussion of our financial condition and results of operations should be read in conjunction with the notes to the consolidated unaudited financial statements appearing elsewhere in this Report and the Company’s audited financial statements for the fiscal year ended March 31, 2025, as filed with the SEC in its Annual Report on Form 10-K on July 16, 2025, and its Amendment No. 1 on Form 10-K/A on August 14, 2025, along with the accompanying notes. As used in this Quarterly Report, the terms “we,” “us,” “our” and the “Company” means Groove Botanicals, Inc.

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

Results of Operations

Three Months Ended June 30, 2025, and June 30, 2024

Revenue

We have not generated any revenue since our inception and do not expect to generate any revenue from the sale of products in the near future.

Net Loss

We reported a net loss of $38,170 in the three months ended June 30, 2025 as compared to a loss of $36,539 in the three months ended June 30, 2024 and a net loss attributable to our common stockholders of $92,787 and $91,156, respectively, in the three months ended June 30, 2025 and 2024 which includes accrued dividends on our Series A and B Preferred stock of $54,617 in the three months ended June 30, 2025 and 2024, respectively.

	Three Months ended
	June 30,
	2025	2024

Net sales	$—	$—

Operating expenses:
Selling, General and Administrative Expenses	18,965	16,599
Rent	3,600	4,644
Legal and Professional Expenses	15,605	14,546
Consulting Expense	—	750
Total operating expenses	38,170	36,539

Income (loss) from operations	(38,170)	(36,539)

Net income (loss)	$(38,170)	$(36,539)

Dividends on Preferred Stock	(54,617)	(54,617)
Net (loss) attributable to common stockholders	$(92,787)	$(91,156)

Operating Expenses

Total operating expenses for the three months ended June 30, 2025 increased slightly over the three months ended June 30, 2024, totaling $38,170 at June 30, 2025 compared to total operating expenses of $36,539 at June 30, 2024. There was a slight increase in professional and accounting fees from $14,546 (2024) to $15,605 (2025), mainly due to an increase in audit fees offset by a refund of legal fees and a decrease in accounting fees. The increase in audit fees was mainly due to fees invoiced during the period for our March 31, 2025 financial statements. Rent expense decreased from $4,644 (2024) to $3,600 (2025) while general and administrative expenses increased from $16,599 to $18,965.

Dividends on Preferred Stock

Dividends on Preferred Stock for the period ended June 30, 2025, and 2024 remained constant, at $54,617 for each period. These dividends on preferred stock are required subject to the designation of the preferred stock and contribute to the net loss attributable to our common stockholders.

Operating Activities

	For the Three Months Ended June 30,
	2025	2024
Net Cash Used in Operating Activities	$(19,786)	(20,744)
Net Cash From Investing Activities	—	—
Net Cash From Financing Activities	20,481	21,694
Net Change in Cash	695	950
Cash at End of Period	$2,737	$2,638

Net cash used by operating activities was $19,786 for the three months ended June 30, 2025, compared to $20,744 for the three months ended June 30, 2024.

Net cash used in operating activities for the three months ended June 30, 2025, was primarily the result of a net loss of $38,170, offset by non-cash items including accrued payroll of $12,000, and changes in working capital related to a decrease in prepaid expenses of $1,529 and an increase in accounts payable and accrued liabilities of $4,855.

Net cash used in operating activities for the three months ended June 30, 2024, was primarily the result of a net loss of $36,539 offset by non-cash items, including accrued payroll of $12,000, and changes in working capital including an increase to accounts payable and accrued liabilities of $3,757 and a decrease in prepaid expenses of $38.

Investing Activities

There was no investing activity during each of the three months ended June 30, 2025 and 2024.

Financing Activities

Net cash provided by financing activities was $20,481 for the three months ended June 30, 2025, compared to $21,694 for the three months ended June 30, 2024. During the three months ended June 30, 2025, the Company received $22,677 in proceeds from a related party in the form of unsecured advances and repaid $2,196 to a related party to reduce unsecured advances payable. During the three months ended June 30, 2024, the Company received net proceeds of $21,694 from a related party in the form of unsecured advances.

Liquidity and Capital Resources

We are in need of additional cash resources to maintain our operations. As of June 30, 2025, we had cash of $2,737 and prepaid expenses of $949. We are in the early stage of development and have experienced net losses to date and have not generated revenue from operations, which raises substantial doubt about our ability to continue as a going concern. There are a number of conditions that we must satisfy before we will be able to acquire, license and acquire products and intellectual property, not the least of which is negotiating and financing any acquisitions. We are in the process of identifying and establishing strategic partners and technologies in order to establish a market and generate commercial orders by customers and licensing which will include effective marketing and sales capabilities for any products. We do not currently have sufficient resources to accomplish any of these conditions necessary for us to generate revenue and expect to incur increasing operating expenses. We will require substantial additional funds for operations, the service of debt and to fund our business objectives. There can be no assurance that financing, whether debt or equity, will always be available to us in the amount required at any particular time or for any particular period or, if available, that it can be obtained on terms favorable to us. If additional funds are raised by the issuance of equity securities, such as through the issuance and exercise of warrants, then existing stockholders will experience dilution of their ownership interest. If additional funds are raised by the issuance of debt or other equity instruments, we may be subject to certain limitations in our operations, and issuance of such securities may have rights senior to those of the then existing stockholders. We currently have no agreements, arrangements or understandings with any person or entity to obtain funds through bank loans, lines of credit or any other sources.

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the consolidated financial statements, the Company has incurred recurring net losses since its inception and has raised limited capital. The Company had a net loss of $38,170 and $36,539 for the three-month periods ended June 30, 2025, and 2024, respectively. The Company’s accumulated deficit was $35,289,368 and $35,196,581 as of June 30, 2025, and March 31, 2025, respectively. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustment relating to the recoverability and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company is taking certain steps to provide the necessary capital to continue its operations. These steps include but are not limited to: 1) focus on our new business model and 2) raising equity or debt financing. Our auditors express substantial doubt about our ability to continue as a going concern.

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

Recent Accounting Pronouncements

In November 2023, the FASB issued Accounting Standards Update (“ASU”) 2023-07 – Improvements to Reportable Segment Disclosures, which enhances the disclosures required for reportable segments in annual and interim financial statements, including additional, more detailed information about a reportable segment’s expenses. The standard is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The Company adopted ASU 2023-07 for the year ended March 31, 2025 retrospectively to all periods presented in the financial statements. The adoption of this ASU had no impact on reportable segments identified and had no effect on the Company’s financial position, results of operations, or cash flows.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, as of June 30, 2025, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our principal executive officer and principal financial officer have concluded that, based on the material weaknesses discussed below, our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed by us in reports filed or submitted under the Securities Exchange Act were recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Act Commission’s rules and forms and that our disclosure controls are not effectively designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no shares issued during the three-month period ended June 30, 2025 or the three month period ended June 30, 2024. Total issued and outstanding shares of common stock are 59,643,062 at June 30, 2025 and 2024.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable

ITEM 5. OTHER INFORMATION

None

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

GROOVE BOTANICALS, INC.

Date: August , 2025	By:	/s/ Kent Rodriguez
Ken Rodriguez
Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial and Accounting Officer)