Form 10-K/A
period 2025-03-31
GROOVE BOTANICALS INC.
filed 2025-08-25
CIK 918573

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A
Amendment No. 2

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

None

EXPLANATORY NOTE

The sole purpose of this Amendment No. 2 to the Annual Report on Form 10-K/A (the “Form 10-K/A”) of Groove Botanicals Inc., for the annual period ended March 31, 2025, originally filed with the Securities and Exchange Commission on July 16, 2025, as amended August 15, 2025, is to correct certain typographical errors contained in the Report of Independent Registered Public Accounting firm including punctuation and an inaccurate line of text below the signature line. These revisions have no impact on the previously published financial results of Groove Botanicals Inc.

No other changes have been made to the Form 10-K/A. This Amendment No. 2 to the Form 10-K/A speaks as of the original filing date of the Form 10-K/A, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-K/A.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/ M. S. Madhava Rao

M. S. Madhava Rao, Chartered Accountant

Bangalore, India

PCAOB 06662

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

GROOVE BOTANICALS INC.

Date: August 25, 2025	By:	/s/ Kent Rodriguez
Kent Rodriguez
President, Secretary, Treasurer and Director
(Principal Executive Officer)
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Amended report on Form 10-K/A is signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Kent Rodriguez	President, Secretary, Treasurer and Director	August 25, 2025
Kent Rodriguez	(Principal Executive Officer)
(Principal Financial and Accounting Officer)