Form 10-Q
period 2025-09-30
GROOVE BOTANICALS INC.
filed 2025-11-19
CIK 918573

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2025

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

As of November 18, 2025 there were 59,643,062 shares of the registrant’s common stock outstanding.

GROOVE BOTANICALS, INC.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Groove Botanicals, Inc.

Condensed Consolidated Balance Sheets

Unaudited

	September 30, 2025	March 31, 2025
ASSETS
Current Assets:
Cash	$1,492	$2,042
Prepaid Expenses	6,672	2,478
Total Current Assets	8,164	4,520
TOTAL ASSETS	$8,164	$4,520

LIABILITIES & STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable and Accrued Liabilities	$63,681	$68,608
Related Party Payable	687,957	608,833
Dividends payable	363,187	290,550
Dividends payable, related party	182,988	146,390
Total Current Liabilities	1,297,813	1,114,381
Total Liabilities	1,297,813	1,114,381

Stockholders’ Equity
Preferred Stock, Series A, $0.10 par value, 100 shares authorized; 100 shares issued and outstanding as of September 30, 2025, and March 31, 2025	10	10
Preferred Stock, Series B, $0.10 par value, 2,000 shares authorized; 1,983 shares issued and outstanding as of September 30, 2025, and March 31, 2025	198	198
Common Stock, $0.001 par value, 200,000,000 shares authorized. and 59,643,062 shares issued and outstanding as of September 30, 2025, and March 31, 2025	59,643	59,643
Additional paid-in capital	34,026,869	34,026,869
Accumulated deficit	(35,376,369)	(35,196,581)
Total stockholder’s equity	(1,289,649)	(1,109,861)
TOTAL LIABILITIES AND STOCKHOLDER’S DEFICIT	$8,164	$4,520

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

 Groove Botanicals, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months ended September 30,		Six Months ended, September 30,
	2025	2024	2025	2024

Expenses:
Selling, General and Administrative Expenses	$16,518	$18,332	$35,483	$34,931
Rent	3,600	3,591	7,200	8,235
Legal and Professional Expenses	10,765	7,410	26,370	21,956
Consulting Expense	1,500	500	1,500	1,250
Total Operating Expenses	32,383	29,833	70,553	66,372

Operating Loss	(32,383)	(29,833)	(70,553)	(66,372)

Net (Loss)	$(32,383)	$(29,833)	$(70,553)	(66,372)

Dividend on Preferred Stock	54,618	54,618	109,235	109,235
Loss attributed to common stockholders	$(87,001)	$(84,451)	$(179,788)	$(175,607)

Basic and Diluted Earnings (Loss) per Common Share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Common Shares Outstanding – Basic and diluted	59,643,062	59,643,062	59,643,062	59,643,062

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Groove Botanicals, Inc.

Unaudited Condensed Consolidated Statements of Stockholders’ Equity

For the Six Months Ended September 30, 2025, and 2024

							Additional
	Series A		Series B				Paid In	Accumulated
	Preferred Stock		Preferred Stock		Common Stock		Capital	Deficit	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Amount	Amount	Amount
Balance, March 31, 2024	100	$10	1,983	$198	59,643,062	$59,643	$34,026,869	$(34,847,277)	$(760,557)
Accrued dividend	-	-	-	-	-	-	-	(54,617)	(54,617)
Net (loss)	-	-	-	-	-	-	-	(36,539)	(36,539)
Balance, June 30, 2024	100	$10	1,983	$198	59,643,062	$59,643	$34,026,869	$(34,938,433)	$(851,713)
Accrued dividend	-	-	-	-	-	-	-	(54,618)	(54,618)
Net (loss)	-	-	-	-	-	-	-	(29,833)	(29,833)
Balance, September 30, 2024	100	$10	1,983	$198	59,643,062	$59,643	$34,026,869	$(35,022,884)	$(936,164)

							Additional
	Series A		Series B				Paid In	Accumulated
	Preferred Stock		Preferred Stock		Common Stock		Capital	Deficit	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Amount	Amount	Amount
Balance, March 31, 2025	100	$10	1,983	$198	59,643,062	$59,643	$34,026,869	$(35,196,581)	$(1,109,861)
Accrued dividend	-	-	-	-	-	-	-	(54,617)	(54,617)
Net (loss)	-	-	-	-	-	-	-	(38,170)	(38,170)
Balance, June 30, 2025	100	$10	1,983	$198	59,643,062	$59,643	$34,026,869	$(35,289,368)	$(1,202,648)
Accrued dividend	-	-	-	-	-	-	-	(54,618)	(54,618)
Net (loss)	-	-	-	-	-	-	-	(32,383)	(32,383)
Balance, September 30, 2025	100	$10	1,983	$198	59,643,062	$59,643	$34,026,869	$(35,376,369)	$(1,289,649)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Groove Botanicals, Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

	For the Six Months Ended September 30,
	2025	2024
Cash Flow From Operating Activities
Net Loss	$(70,553)	$(66,372)
Adjustments to reconcile net loss to net cash used in operating activities:
Accrued Payroll	24,000	24,000
Changes in working capital
Decrease (Increase) in Prepaid Expenses	(4,194)	(4,538)
Increase (Decrease) in Accounts Payable and Accrued Liabilities	(4,927)	(16,558)
Net Cash Used in Operating Activities	(55,674)	(63,468)

Cash Flow From Financing Activities
Funds received from Related Party	55,124	67,913
Funds distributed to Related Party	-	—
Net Cash From Financing Activities	55,124	67,913

Net Change in Cash	(550)	4,445

Cash at Beginning of Year	2,042	1,688

Cash at End of Period	$1,492	$6,133

Net cash paid for:
Interest	$—	$—
Income Taxes	$—	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GROOVE BOTANICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

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

GROOVE BOTANICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

(Unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

GROOVE BOTANICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

(Unaudited)

Recent Accounting Standard Adopted:

In November 2023, the FASB issued Accounting Standards Update (“ASU”) 2023-07 – Improvements to Reportable Segment Disclosures, which enhances the disclosures required for reportable segments in annual and interim financial statements, including additional, more detailed information about a reportable segment’s expenses. The standard is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The Company adopted ASU 2023-07 for the year ended March 31, 2025, retrospectively to all periods presented in the financial statements. The adoption of this ASU had no impact on reportable segments identified and had no effect on the Company’s financial position, results of operations, or cash flows.

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

NOTE 3 – GOING CONCERN

The accompanying consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the consolidated financial statements, the Company has incurred recurring net losses since its inception and has raised limited capital. The Company had a net loss of $70,553 and $66,372 for the six months ended September 30, 2025, and September 30, 2024, respectively. The Company’s accumulated deficit was $35,376,369 and $35,196,581 as of September 30, 2025, and March 31, 2025, respectively. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustment relating to the recoverability and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company is taking certain steps to provide the necessary capital to continue its operations. These steps include but are not limited to: 1) focus on our new business model and 2) raising equity or debt financing. Our auditors express substantial doubt about our ability to continue as a going concern.

NOTE 4 – CASH

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. As of September 30, 2025, the Company’s cash consisted of non-restricted cash.

GROOVE BOTANICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

(Unaudited)

NOTE 5 – RELATED PARTY TRANSACTIONS

The Company had related party payables of $687,957 and $608,833 as of September 30, 2025, and March 31, 2025, respectively. These amounts consist of funds contributed by the management for the purpose of providing financing during periods of low or negative cashflow in order to cover essential costs of continuing operations, as well as funds payable to management as compensation. On an annual basis the Company accrues $48,000 of wages payable to its CEO, Kent Rodriguez, under the terms of a four-year employment agreement entered into April 1, 2020, which designates monthly payments due Mr. Rodriguez in the amount of $4,000. On July 30, 2024, the Company and Mr. Kent Rodriguez agreed to extend the term of this Employment Contract, which expired on March 31, 2024, for a further two-year term to March 31, 2026, retroactive to April 1, 2024, on the same terms and conditions.

During each of the six months ended September 30, 2025, and 2024, the Company accrued $20,000 in preferred dividends from the Series A preferred shares to Mr. Kent Rodriguez, the sole shareholder of the Series A Preferred shares. Upon conversion the number of shares of common stock to be exchanged for the Series A Preferred shares shall equal 51% of the then fully diluted issued and outstanding common stock at the time of conversion. Further the Company accrued dividends of $18,299 in the six months ended September 30, 2025, and 2024 with respect to 18.6% of the Series B Preferred shares controlled by Kent Rodriguez.

NOTE 6 – PREFERRED STOCK

The Company is authorized to issue 1,000,000 shares of Preferred Stock. We have authorized 100 shares of Series A Preferred Stock and 2,000 shares of Series B Preferred Stock, respectively, both with a par value of $0.10. As of September 30, 2025, and September 30, 2024, there were 100 and 1,983 shares issued and outstanding for Series A Preferred Stock and Series B Preferred Stock, respectively.

Series A Preferred Stock holds designations of cash dividends at the rate of 8% of the amount per share of Series A Preferred Stock per annum in the form of “Preferred Dividends”, voting rights on an as-converted to Common Stock basis, liquidation preferences, and conversion rights in which each share of Series A Preferred Stock shall, upon conversion, represent 0.51% of the then “Fully-Diluted Shares Outstanding” of the Company. On January 12, 2018, our Board of Directors agreed to amend Designation of the Series A Convertible Preferred Stock be amended by changing the ratio for conversion, in Article IV, subparagraph (a), from 0.4% to 0.51% so that upon conversion the number of shares of common stock to be exchanged shall equal 51% of the then issued and outstanding common stock. In addition, on January 12, 2018, the Company and the Series A Holder agreed to forgive all accrued interest to date on Series A, and to pause any accruals until April 1, 2023. The Series A Convertible Preferred Stock carries liquidating preference, over all other classes of stock, equal to the amount paid for the stock plus any unpaid dividends. Currently the value of the liquidation preference is $500,000, the amount of debt that the related party converted into the preferred stock. If this Preferred Stock were to be redeemed by the holder, it would result in an aggregate of the $500,000 liquidation preference, on a per share basis, this would equal $5,000 per share. The Company and Series A Preferred Holder agreed to forgive all accrued interest and arrearages in preferred share dividends of Series A Preferred Stock through March 31, 2023. Dividends began to accrue on the Series A Preferred Stock as of April 1, 2023. During the six months ended September 30, 2025, and 2024, the holder of the Series A preferred shares, Mr. Kent Rodriguez, CEO, accrued $20,000 in preferred dividends from the Series A preferred shares. A total of $100,000 and $80,000 in accrued dividends with respect to the Series A preferred shares was outstanding at September 30, 2025, and March 31, 2025, respectively.

Series B Preferred Stock holds designations of being ranked junior to the Series A Preferred Stock, cash dividends at the rate of 9% of the amount per share of Series B Preferred Stock per annum in the form of “Preferred Dividends”, a dividend received deduction for federal income tax purposes, liquidation preferences ranked junior to the Series A Preferred Stock, redemption of the Series B Preferred Stock by the Company at 105% of the Stated Value, plus accrued and unpaid Dividends, if prior to the two year anniversary of the Issuance Date, or at 100% of the State Value, plus accrued and unpaid Dividends, if on or after the two year anniversary of the Issuance Date, no voting rights, and right

GROOVE BOTANICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

(Unaudited)

NOTE 6 – PREFERRED STOCK (continued)

to notice of certain corporate actions. All accrued dividends on the Series B were settled through March 31, 2023, and none remained outstanding at March 31, 2023. Dividends began to accrue on the Series B Preferred Stock as of April 1, 2023. During the six months ended September 30, 2025, and 2024, the holders of the Series B preferred shares accrued $89,235 in preferred dividends from the Series B preferred shares. A total of $446,175 and $356,940 in Preferred B dividends was outstanding at September 30, 2025 and March 31, 2025, respectively, including dividends accrued for the benefit of Mr. Kent Rodriguez, CEO, of $16,598 for each respective six-month periods ended September 30, 2025 and 2024. Mr. Rodriguez holds 18.6% of the Series B preferred shares.

A summary of accrued dividends payable with respect to the Series A and B Preferred shares on the Company’s balance sheets are set out below. Dividends accrued for the benefit of the Company’s CEO are included in Dividends payable, related party:

Schedule of dividends payable, related party
	September 30, 2025 $	March 31, 2025 $
Dividends payable	363,187	290,550
Dividends payable, related party	182,988	146,390

NOTE 7 – COMMON STOCK

The Company is authorized to issue 200,000,000 shares of Common Stock, with a par value of $0.001.

The Company did not issue any shares of common stock during the six months ended September 30, 2025, or September 30, 2024, and had 59,643,062 shares of common stock issued and outstanding as of September 30, 2025, and March 31, 2025, respectively.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

As of September 30, 2025, the Company has a month-to-month verbal lease agreement with the landlord, in which the Company pays $1,200 on a monthly basis.

NOTE 9 – SUBSEQUENT EVENTS

Management has evaluated subsequent events pursuant to the requirements of ASC Topic 855 and has determined that no material subsequent events exist through the date of this filing other than as set out below.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains predictions, estimates and other forward-looking statements relating to future events or our future financial performance. In some cases, you   can identify forward-looking statements by terminology such as “may,” “should,” “intends,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or “continue” or the negative of these terms or other comparable terminology. Forward-looking statements involve known and unknown risks, uncertainties and other factors including the risks set forth in the section entitled “Risk Factors” in our Amendment No. 2 to our Annual Report on Form 10-K, as filed with the Securities and Exchange Commission (the “SEC”) on August 25, 2025, that may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements.

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

Results of Operations

Three Months Ended September 30, 2025, and September 30, 2024

Revenue

We have not generated any revenue since our inception and do not expect to generate any revenue from the sale of products in the near future.

Net Loss

We reported a net loss attributable to common stockholders of $87,001 in the three months ending September 30, 2025 as compared to a loss of $84,451 in the three months ended  September 30, 2024, including accrued dividends on our Series A and B Preferred stock of $54,618 in each of the three months ended September 30, 2025 and 2024, respectively.

	Three Months ended
	September 30,
	2025	2024

Net sales	$—	$—

Operating expenses:
Selling, General and Administrative Expenses	16,518	18,332
Rent	3,600	3,591
Legal and Professional Expenses	10,765	7,410
Consulting Expense	1,500	500
Total operating expenses	32,383	29,833

Income (loss) from operations	(32,383)	(29,833)

Net income (loss)	$(32,383)	$(29,833)

Dividends on Preferred Stock	(54,618)	(54,618)
Net (loss) attributable to common stockholders	$(87,001)	$(84,451)

Operating Expenses

Total operating expenses for the three months ending September 30, 2025 of $32,383 were increased by approximately 8% as compared to the total operating expenses recorded for the three months ended September 30, 2024 of $29,833. General and administrative expenses decreased from $18,332 (2024) to $16,518 (2025) mainly due to a decrease in transfer agent fees and a decrease in operational overhead. The decrease to general and administrative fees was offset by an increase in professional and accounting fees of 45% from $7,410 (2024) to $10,765 (2025), and was predominantly the result of an increase to filing fees from $2,935 (2024) to $6,484 (2025) as the Company refiled some of its prior SEC filings during the current three-month period. Rent expense remained constant period over period and consulting fees increased slightly from $500 (2024) to $1,500 (2025).

Dividends on Preferred Stock

Dividends on Preferred Stock for the three-month period ended September 30, 2025, and 2024 remained constant, at $54,618 for each period. These dividends on preferred stock are required subject to the designation of the preferred stock and contribute to the net loss attributable to our common stockholders.

Six Months Ended September 30, 2025, and September 30, 2024

Revenue

We have not generated any revenue since our inception and do not expect to generate any revenue from the sale of products in the near future.

Net Loss

We reported a net loss attributable to common stockholders of $179,788 in six months ending September 30, 2025, as compared to a loss of $175,607 in the six months ended September 30, 2024, which includes accrued dividends on our Series A and B Preferred stock of $109,235 in each of the six months ended September 30, 2025 and 2024, respectively.

	Six Months ended
	September 30,
	2025	2024

Net sales	$—	$—

Operating expenses:
Selling, General and Administrative Expenses	35,483	34,931
Rent	7,200	8,235
Legal and Professional Expenses	26,370	21,956
Consulting Expense	1,500	1,250
Total operating expenses	70,553	66,372

Income (loss) from operations	(70,553)	(66,372)

Net income (loss)	$(70,553)	$(66,372)

Dividends on Preferred Stock	(109,235)	(109,235)
Net (loss) attributable to common stockholders	$(179,788)	$(175,607)

Operating Expenses

Total operating expenses for the six months ended September 30, 2025of $70,553 increased by approximately 6% as compared to the total operating expenses recorded for the six months ended September 30, 2024 of $66,372. General and administrative expenses remained constant at $34,931 (2024) and $35,483 (2025). Legal and professional expenses increased in the comparative six month periods by 20% from $21,956 (2024) to $26,370 (2025), mainly due to an increase in filing fees from $2,935 (2024) to $6,484 (2025) as the Company refiled some of its prior SEC filings during the current six month period. Rent expense reflected a small decrease of $1,000 or 12% from 2024 to 2025. Consulting fees increased slightly from $1,250 (2024) to $1,500 (2025) in the comparative three-month periods.

Dividends on Preferred Stock

Dividends on Preferred Stock for the six-month periods ended September 30, 2025 and 2024 remained constant, at $109,235 for each period. These dividends on preferred stock are required subject to the designation of the preferred stock and contribute to the net loss attributable to our common stockholders.

Operating Activities

	For the Six Months Ended September 30,
	2025	2024
Net Cash Used in Operating Activities	$(55,674)	(63,468)
Net Cash From Investing Activities	—	—
Net Cash From Financing Activities	55,124	67,913
Net Change in Cash	(550)	4,445
Cash at End of Period	$1,492	$6,133

Net cash used by operating activities was $55,674 for the six months ended September 30, 2025, compared to $63,468 for the six months ended September 30, 2024.

Net cash used in operating activities for the six months ending September 30, 2025, was primarily the result of a net loss of $70,553, offset by non-cash items including accrued payroll of $24,000, and changes in working capital related to an increase in prepaid expenses of $4,194 and a decrease in accounts payable and accrued liabilities of $4,927.

Net cash used in operating activities for the six months ending September 30, 2024, was primarily the result of a net loss of $66,372 offset by non-cash items including accrued payroll of $24,000, and changes in working capital related to an increase in prepaid expenses of $4,538 and a decrease to accounts payable and accrued liabilities of $16,558.

Investing Activities

There was no investing activity during each of the six months ended September 30, 2025 and 2024.

Financing Activities

Net cash provided by financing activities was $55,124 for the six months ended September 30, 2025, compared to $67,913 for the six months ended September 30, 2024 all of which related to advances from a related party in the form of unsecured advances.

Liquidity and Capital Resources

We are in need of additional cash resources to maintain our operations. As of September 30, 2025, we had cash of $1,492 and prepaid expenses of $6,672. We are in the early stage of development and have experienced net losses to date and have not generated revenue from operations, which raises substantial doubt about our ability to continue as a going concern. There are a number of conditions that we must satisfy before we will be able to acquire, license and acquire products and intellectual property, not the least of which is negotiating and financing any acquisitions. We are in the process of identifying and establishing strategic partners and technologies in order to establish a market and generate commercial orders by customers and licensing which will include effective marketing and sales capabilities for any products. We do not currently have sufficient resources to accomplish any of these conditions necessary for us to generate revenue and expect to incur increasing operating expenses. We will require substantial additional funds for operations, the service of debt and to fund our business objectives. There can be no assurance that financing, whether debt or equity, will always be available to us in the amount required at any particular time or for any particular period or, if available, that it can be obtained on terms favorable to us. If additional funds are raised by the issuance of equity securities, such as through the issuance and exercise of warrants, then existing stockholders will experience dilution of their ownership interest. If additional funds are raised by the issuance of debt or other equity instruments, we may be subject to certain limitations in our operations, and issuance of such securities may have rights senior to those of the then existing stockholders. We currently have no agreements, arrangements or understandings with any person or entity to obtain funds through bank loans, lines of credit or any other sources.

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the consolidated financial statements, the Company has incurred recurring net losses since its inception and has raised limited capital. The Company had a net loss of $70,553 and $66,372 for the six months ended September 30, 2025, and September 30, 2024, respectively. The Company’s accumulated deficit was $35,376,369 and $35,196,581 as of June 30, 2025, and March 31, 2025, respectively. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustment relating to the recoverability and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company is taking certain steps to provide the necessary capital to continue its operations. These steps include but are not limited to: 1) focus on our new business model and 2) raising equity or debt financing. Our auditors express substantial doubt about our ability to continue as a going concern.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, as of September 30, 2025, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our principal executive officer and principal financial officer have concluded that, based on the material weaknesses discussed below, our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed by us in reports filed or submitted under the Securities Exchange Act were recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Act Commission’s rules and forms and that our disclosure controls are not effectively designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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
31

Certification of the Principal Executive Officer and Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32

Certification of the Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial Officer) pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

101

Inline XBRL (Extensible Business Reporting Language). The following materials from this Quarterly Report on Form 10-Q for the period ended September 30, 2025, are formatted in Inline XBRL: (i) condensed balance sheets of Groove Botanicals, Inc., (ii) condensed statements of operations of Groove Botanicals, Inc., (iii) condensed statements of operations and comprehensive income/(loss) of Groove Botanicals, Inc., (iv) condensed statements of changes in equity of Groove Botanicals, Inc., (v) consolidated statements of cash flows of Groove Botanicals, Inc. and (vi) notes to condensed financial statements of Groove Botanicals, Inc. The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.

104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GROOVE BOTANICALS, INC.

Date: November 19, 2025	By:	/s/ Kent Rodriguez
Ken Rodriguez
Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial and Accounting Officer)

