Form 10-Q
period 2025-12-31
GROOVE BOTANICALS INC.
filed 2026-02-20
CIK 918573

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2025

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

As of February 17, 2026, there were 59,643,062 shares of the registrant’s common stock outstanding.

GROOVE BOTANICALS, INC.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Groove Botanicals, Inc.

Condensed Consolidated Balance Sheets

Unaudited

	December 31, 2025	March 31, 2025
ASSETS
Current Assets:
Cash	$1,494	$2,042
Prepaid Expenses	4,766	2,478
Total Current Assets	6,260	4,520
TOTAL ASSETS	$6,260	$4,520

LIABILITIES & STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable and Accrued Liabilities	$63,641	$68,608
Related Party Payable	719,961	608,833
Dividends payable	399,506	290,550
Dividends payable, related party	201,286	146,390
Total Current Liabilities	1,384,394	1,114,381
Total Liabilities	1,384,394	1,114,381

Stockholders’ Equity
Preferred Stock, Series A, $0.10 par value, 100 shares authorized; 100 shares issued and outstanding as of December 31, 2025, and March 31, 2025	10	10
Preferred Stock, Series B, $0.10 par value, 2,000 shares authorized; 1,983 shares issued and outstanding as of December 31, 2025, and March 31, 2025	198	198
Common Stock, $0.001 par value, 200,000,000 shares authorized. and 59,643,062 shares issued and outstanding as of December 31, 2025, and March 31, 2025	59,643	59,643
Additional paid-in capital	34,026,869	34,026,869
Accumulated deficit	(35,464,854)	(35,196,581)
Total stockholder’s equity	(1,378,134)	(1,109,861)
TOTAL LIABILITIES AND STOCKHOLDER’S DEFICIT	$6,260	$4,520

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

 Groove Botanicals, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months ended December 31,			Nine Months ended, December 31,
	2025	2024		2025	2024

Expenses:
Selling, General and Administrative Expenses	$16,041	$17,255		$51,523	$52,187
Rent	3,600	3,600		10,800	11,835
Legal and Professional Expenses	8,476	12,176		34,847	34,132
Consulting Expense	5,750	-		7,250	1,250
Total Operating Expenses	33,867	33,031		104,420	99,404

Operating Loss	(33,867)	(33,031)		(104,420)	(99,404)

Net (Loss)	$(33,867)	$(33,031)		$(104,420)	(99,404	) )

Dividend on Preferred Stock	54,618	54,618		163,852	163,854
Loss attributed to common stockholders	$(88,485)	$(87,649	) )	$(268,272)	$(263,258)

Basic and Diluted Earnings (Loss) per Common Share	$(0.00)	$(0.00)		$(0.00)	$(0.00)

Weighted Average Common Shares Outstanding – Basic and diluted	59,643,062	59,643,062		59,643,062	59,643,062

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Groove Botanicals, Inc.

Unaudited Condensed Consolidated Statements of Stockholders’ Equity

For the Nine Months Ended December 31, 2025, and 2024

							Additional
	Series A		Series B				Paid In	Accumulated
	Preferred Stock		Preferred Stock		Common Stock		Capital	Deficit	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Amount	Amount	Amount
Balance, March 31, 2025	100	$10	1,983	$198	59,643,062	$59,643	$34,026,869	$(35,196,581)	$(1,109,861)
Accrued dividend	-	-	-	-	-	-	-	(54,617)	(54,617)
Net (loss)	-	-	-	-	-	-	-	(38,170)	(38,170)
Balance, June 30, 2025	100	$10	1,983	$198	59,643,062	$59,643	$34,026,869	$(35,289,368)	$(1,202,648)
Accrued dividend	-	-	-	-	-	-	-	(54,618)	(54,618)
Net (loss)	-	-	-	-	-	-	-	(32,383)	(32,383)
Balance, September 30, 2025	100	$10	1,983	$198	59,643,062	$59,643	$34,026,869	$(35,376,369)	$(1,289,649)
Accrued Dividend	-	-	-	-	-	-	-	(54,618)	(54,618)
Net (Loss)	-	-	-	-	-	-	-	(33,867)	(33,867)
Balance, December 31, 2025	100	$10	1,983	$198	59,643,062	$59,643	$34,026,869	$(35,464,854)	(1,378,134)

							Additional
	Series A		Series B				Paid In	Accumulated
	Preferred Stock		Preferred Stock		Common Stock		Capital	Deficit	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Amount	Amount	Amount
Balance, March 31, 2024	100	$10	1,983	$198	59,643,062	$59,643	$34,026,869	$(34,847,277)	$(760,557)
Accrued dividend	-	-	-	-	-	-	-	(54,617)	(54,617)
Net (loss)	-	-	-	-	-	-	-	(36,539)	(36,539)
Balance, June 30, 2024	100	$10	1,983	$198	59,643,062	$59,643	$34,026,869	$(34,938,433)	$(851,713)
Accrued dividend	-	-	-	-	-	-	-	(54,618)	(54,618)
Net (loss)	-	-	-	-	-	-	-	(29,833)	(29,833)
Balance, September 30, 2024	100	$10	1,983	$198	59,643,062	$59,643	$34,026,869	$(35,022,884)	$(936,164)
Accrued Dividend								(54,618)	(54,618)
Net (Loss)								(33,031)	(33,031)
Balance, December 31, 2024	100	$10	1,983	$198	59,643,062	$59,643	$34,026,869	$(35,110,533)	$(1,023,813)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Groove Botanicals, Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

	For the Nine Months Ended December 31,
	2025	2024
Cash Flow From Operating Activities
Net Loss	$(104,420)	$(99,404)
Adjustments to reconcile net loss to net cash used in operating activities:
Accrued Payroll	36,000	36,000
Changes in working capital
Decrease (Increase) in Prepaid Expenses	(2,288)	(3,028)
Increase (Decrease) in Accounts Payable and Accrued Liabilities	(4,967)	(22,897)
Net Cash Used in Operating Activities	(75,675)	(89,329)

Cash Flow From Financing Activities
Funds received from Related Party	79,319	88,892
Funds distributed to Related Party	(4,192)	-
Net Cash From Financing Activities	75,127	88,892

Net Change in Cash	(548)	(437)

Cash at Beginning of Year	2,042	1,688

Cash at End of Period	$1,494	$1,251

Net cash paid for:
Interest	$—	$—
Income Taxes	$—	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GROOVE BOTANICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED DECEMBER 31, 2025 AND 2024

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

FOR THE NINE MONTHS ENDED DECEMBER 31, 2025 AND 2024

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

FOR THE NINE MONTHS ENDED DECEMBER 31, 2025 AND 2024

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

In December 2023, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2023-09 – Improvements to Income Tax Disclosures, which enhances the transparency and decision usefulness of income tax disclosures. The standard is effective for public companies for annual periods beginning after December 15, 2024. Early adoption is available. The Company adopted ASU 2023-09 for the year beginning April 1, 2025.  The adoption of this ASU had no impact on the Company’s financial position, results of operations, or cash flows.

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

NOTE 3 – GOING CONCERN

The accompanying consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the consolidated financial statements, the Company has incurred recurring net losses since its inception and has raised limited capital. The Company had a net loss of $104,420 and $99,404 for the nine months ended December 31, 2025, and December 31, 2024, respectively. The Company’s accumulated deficit was $35,464,854 and $35,196,581 as of December 31, 2025, and March 31, 2025, respectively. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustment relating to the recoverability and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company is taking certain steps to provide the necessary capital to continue its operations. These steps include but are not limited to: 1) focus on our new business model and 2) raising equity or debt financing. Our auditors express substantial doubt about our ability to continue as a going concern.

NOTE 4 – CASH

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. As of December 31, 2025, the Company’s cash consisted of non-restricted cash.

GROOVE BOTANICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED DECEMBER 31, 2025 AND 2024

(Unaudited)

NOTE 5 – RELATED PARTY TRANSACTIONS

The Company had related party payables of $719,961 and $608,833 as of December 31, 2025, and March 31, 2025, respectively. These amounts consist of funds contributed by the management for the purpose of providing financing during periods of low or negative cashflow in order to cover essential costs of continuing operations, as well as funds payable to management as compensation. On an annual basis the Company accrues $48,000 of wages payable to its CEO, Kent Rodriguez, under the terms of a four-year employment agreement entered into April 1, 2020, which designates monthly payments due Mr. Rodriguez in the amount of $4,000. On July 30, 2024, the Company and Mr. Kent Rodriguez agreed to extend the term of this Employment Contract, which expired on March 31, 2024, for a further two-year term to March 31, 2026, retroactive to April 1, 2024, on the same terms and conditions.

During each of the nine months ended December 31, 2025, and 2024, the Company accrued $30,000 in preferred dividends from the Series A preferred shares to Mr. Kent Rodriguez, the sole shareholder of the Series A Preferred shares. Upon conversion the number of shares of common stock to be exchanged for the Series A Preferred shares shall equal 51% of the then fully diluted issued and outstanding common stock at the time of conversion. Further the Company accrued dividends of $24,896 in each of the nine months ended December 31, 2025, and 2024 with respect to 18.6% of the Series B Preferred shares controlled by Kent Rodriguez.

NOTE 6 – PREFERRED STOCK

The Company is authorized to issue 1,000,000 shares of Preferred Stock. We have authorized 100 shares of Series A Preferred Stock and 2,000 shares of Series B Preferred Stock, respectively, both with a par value of $0.10. As of December 31, 2025, and December 31, 2024, there were 100 and 1,983 shares issued and outstanding for Series A Preferred Stock and Series B Preferred Stock, respectively.

Series A Preferred Stock holds designations of cash dividends at the rate of 8% of the amount per share of Series A Preferred Stock per annum in the form of “Preferred Dividends”, voting rights on an as-converted to Common Stock basis, liquidation preferences, and conversion rights in which each share of Series A Preferred Stock shall, upon conversion, represent 0.51% of the then “Fully-Diluted Shares Outstanding” of the Company. On January 12, 2018, our Board of Directors agreed to amend Designation of the Series A Convertible Preferred Stock be amended by changing the ratio for conversion, in Article IV, subparagraph (a), from 0.4% to 0.51% so that upon conversion the number of shares of common stock to be exchanged shall equal 51% of the then issued and outstanding common stock. In addition, on January 12, 2018, the Company and the Series A Holder agreed to forgive all accrued interest to date on Series A, and to pause any accruals until April 1, 2023. The Series A Convertible Preferred Stock carries liquidating preference, over all other classes of stock, equal to the amount paid for the stock plus any unpaid dividends. Currently the value of the liquidation preference is $500,000, the amount of debt that the related party converted into the preferred stock. If this Preferred Stock were to be redeemed by the holder, it would result in an aggregate of the $500,000 liquidation preference, on a per share basis, this would equal $5,000 per share. The Company and Series A Preferred Holder agreed to forgive all accrued interest and arrearages in preferred share dividends of Series A Preferred Stock through March 31, 2023. Dividends began to accrue on the Series A Preferred Stock as of April 1, 2023. During the three and nine months ended December 31, 2025, and 2024, the holder of the Series A preferred shares, Mr. Kent Rodriguez, CEO, accrued $10,000 and $30,000, respectively in preferred dividends from the Series A preferred shares. A total of $110,000 and $80,000 in accrued dividends with respect to the Series A preferred shares held by Mr. Rodriquez was outstanding at December 31, 2025, and March 31, 2025, respectively.

Series B Preferred Stock holds designations of being ranked junior to the Series A Preferred Stock, cash dividends at the rate of 9% of the amount per share of Series B Preferred Stock per annum in the form of “Preferred Dividends”, a dividend received deduction for federal income tax purposes, liquidation preferences ranked junior to the Series A Preferred Stock, redemption of the Series B Preferred Stock by the Company at 105% of the Stated Value, plus accrued and unpaid Dividends, if prior to the two year anniversary of the Issuance Date, or at 100% of the State Value, plus accrued and unpaid Dividends, if on or after the two year anniversary of the Issuance Date, no voting rights, and right

GROOVE BOTANICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED DECEMBER 31, 2025 AND 2024

(Unaudited)

NOTE 6 – PREFERRED STOCK (continued)

to notice of certain corporate actions. All accrued dividends on the Series B were settled through March 31, 2023, and none remained outstanding at March 31, 2023. Dividends began to accrue on the Series B Preferred Stock as of April 1, 2023. During the nine months ended December 31, 2025, and 2024, the holders of the Series B preferred shares accrued $133,853 in preferred dividends from the Series B preferred shares. A total of $490,792 and $356,940 in Preferred B dividends was outstanding at December 31, 2025 and March 31, 2025, respectively, including dividends accrued for the benefit of Mr. Kent Rodriguez, CEO, of $8,299 and $24,896 for each respective three and nine-month period ended December 31, 2025 and 2024. Mr. Rodriguez holds 18.6% of the Series B preferred shares.

A summary of accrued dividends payable with respect to the Series A and B Preferred shares on the Company’s balance sheets are set out below. Dividends accrued for the benefit of the Company’s CEO are included in Dividends payable, related party:

Schedule of dividends payable, related party
	December 31, 2025 $	March 31, 2025 $
Dividends payable	399,506	290,550
Dividends payable, related party	201,286	146,390

NOTE 7 – COMMON STOCK

The Company is authorized to issue 200,000,000 shares of Common Stock, with a par value of $0.001.

The Company did not issue any shares of common stock during the nine months ended December 31, 2025, or December 31, 2024, and had 59,643,062 shares of common stock issued and outstanding as of December 31, 2025, and March 31, 2025, respectively.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

As of December 31, 2025, the Company has a month-to-month verbal lease agreement with the landlord, in which the Company pays $1,200 on a monthly basis.

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

The following discussion of our financial condition and results of operations should be read in conjunction with the notes to the consolidated unaudited financial statements appearing elsewhere in this Report and the Company’s audited financial statements for the fiscal year ended March 31, 2025 included in our Amendment No. 2 to our Annual Report on Form 10-K, as filed with the Securities and Exchange Commission (the “SEC”) on August 25, 2025, along with the accompanying notes. As used in this Quarterly Report, the terms “we,” “us,” “our” and the “Company” means Groove Botanicals, Inc.

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

Results of Operations

Three Months Ended December 31, 2025, and December 31, 2024

Revenue

We have not generated any revenue since our inception and do not expect to generate any revenue from the sale of products in the near future.

Net Loss

We reported a net loss attributable to common stockholders of $88,485 in the three months ending December 31, 2025 as compared to a loss of $87,649 in the three months ended  December 31, 2024, including accrued dividends on our Series A and B Preferred stock of $54,618 in each of the three months ended December 31, 2025 and 2024, respectively.

	Three Months ended
	December 31,
	2025	2024

Net sales	$—	$—

Operating expenses:
Selling, General and Administrative Expenses	16,041	17,255
Rent	3,600	3,600
Legal and Professional Expenses	8,476	12,176
Consulting Expense	5,750	-
Total operating expenses	33,867	33,031

Income (loss) from operations	(33,867)	(33,031)

Net income (loss)	$(33,867)	$(33,031)

Dividends on Preferred Stock	54,618	54,618
Net (loss) attributable to common stockholders	$(88,485)	$(87,649)

Operating Expenses

Total operating expenses for the three months ending December 31, 2025 of $33,867 increased slightly as compared to the total operating expenses recorded for the three months ended December 31, 2024 of $33,031. The slight increase in operating expenses for the three months ended December 31, 2025 was mainly due to an increase in consulting fees of $5,750 offset by a decrease in legal and professional expenses of $3,700 due to a decrease in audit fees and filing fees and a decrease in general expenses in the period ended December 31, 2025.

Dividends on Preferred Stock

Dividends on Preferred Stock for the three-month period ended December 31, 2025, and 2024 remained constant, at $54,618 for each period. These dividends on preferred stock are required subject to the designation of the preferred stock and contribute to the net loss attributable to our common stockholders.

Nine Months Ended December 31, 2025, and December 31, 2024

Revenue

We have not generated any revenue since our inception and do not expect to generate any revenue from the sale of products in the near future.

Net Loss

We reported a net loss attributable to common stockholders of $268,272 in nine months ending December 31, 2025, as compared to a loss of $263,258 in the six months ended December 31, 2024, which includes accrued dividends on our Series A and B Preferred stock of $163,852 in the nine months ended December 31, 2025 and $163,854 in the nine months ended December 31, 2024.

	Nine Months ended
	December 31,
	2025	2024

Net sales	$—	$—

Operating expenses:
Selling, General and Administrative Expenses	51,523	52,187
Rent	10,800	11,835
Legal and Professional Expenses	34,847	34,132
Consulting Expense	7,250	1,250
Total operating expenses	104,420	99,404

Income (loss) from operations	(104,420)	(99,404)

Net income (loss)	$(104,420)	$(99,404)

Dividends on Preferred Stock	163,852	163,854
Net (loss) attributable to common stockholders	$(268,272)	$(263,258)

Operating Expenses

Total operating expenses for the nine months ended December 31, 2025 of $104,420 increased by approximately 5% as compared to the total operating expenses recorded for the nine months ending December 31, 2024 of $99,404. General and administrative expenses remained relatively constant at $52,187 (2024) and $51,523 (2025). Legal and professional expenses also remained relatively constant at $34,232 (2024) and $34,847 (2025)... Rent expense reflected a small decrease of $1,035 or 12% from 2024 to 2025. Consulting fees increased by $6,000 from $1,250 (2024) to $7,250 (2025) mainly due to the Company executing a social media contract under which it made payments of $5,000 during the nine months ended December 31, 2025 with no comparable expense in the nine months ended December 31, 2024.

Dividends on Preferred Stock

Dividends on Preferred Stock for the nine-month periods ended December 31, 2025 and 2024 remained constant, at $163,854 (2024) and $163,852 (2025) for each period. These dividends on preferred stock are required subject to the designation of the preferred stock and contribute to the net loss attributable to our common stockholders.

Operating Activities

	For the Nine Months Ended December 31,
	2025	2024
Net Cash Used in Operating Activities	$(75,675)	(89,329)
Net Cash From Investing Activities	—	—
Net Cash From Financing Activities	75,127	88,892
Net Change in Cash	(548)	(437)
Cash at End of Period	$1,494	$1,251

Net cash used by operating activities was $75,675 for the nine months ended December 31, 2025, compared to $89,329 for the nine months ended December 31, 2024.

Net cash used in operating activities for the nine months ending December 31, 2025, was primarily the result of a net loss of $104,420, offset by non-cash items including accrued payroll of $36,000, and changes in working capital related to an increase in prepaid expenses of $2,288 and a decrease in accounts payable and accrued liabilities of $4,967.

Net cash used in operating activities for the nine months ended December 31, 2024, was primarily the result of a net loss of $99,404, offset by non-cash items including accrued payroll of $36,000, an increase in prepaid expenses of $3,028 and a decrease in accounts payable and accrued liabilities of $22,897.

Investing Activities

There was no investing activity during each of the nine months ended December 31, 2025 and 2024.

Financing Activities

Net cash provided by financing activities was $75,127 for the nine months ended December 31, 2025 which relates to advances from a replated party of $79,319 in the form of unsecured advances and repayments to a related party of $4,192, compared to advances of $88,892 from a related party with no repayments recorded for the nine months ended December 31, 2024. Advances from the related party are all unsecured with no specific terms of repayment.

Liquidity and Capital Resources

We are in need of additional cash resources to maintain our operations. As of December 31, 2025, we had cash of $1,494 and prepaid expenses of $4,766. We are in the early stage of development and have experienced net losses to date and have not generated revenue from operations, which raises substantial doubt about our ability to continue as a going concern. There are a number of conditions that we must satisfy before we will be able to acquire, license and acquire products and intellectual property, not the least of which is negotiating and financing any acquisitions. We are in the process of identifying and establishing strategic partners and technologies in order to establish a market and generate commercial orders by customers and licensing which will include effective marketing and sales capabilities for any products. We do not currently have sufficient resources to accomplish any of these conditions necessary for us to generate revenue and expect to incur increasing operating expenses. We will require substantial additional funds for operations, the service of debt and to fund our business objectives. There can be no assurance that financing, whether debt or equity, will always be available to us in the amount required at any particular time or for any particular period or, if available, that it can be obtained on terms favorable to us. If additional funds are raised by the issuance of equity securities, such as through the issuance and exercise of warrants, then existing stockholders will experience dilution of their ownership interest. If additional funds are raised by the issuance of debt or other equity instruments, we may be subject to certain limitations in our operations, and issuance of such securities may have rights senior to those of the then existing stockholders. We currently have no agreements, arrangements or understandings with any person or entity to obtain funds through bank loans, lines of credit or any other sources.

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the consolidated financial statements, the Company has incurred recurring net losses since its inception and has raised limited capital. The Company had a net loss of $104,420 and $99,404 for the nine months ended December 31, 2025, and December 31, 2024, respectively. The Company’s accumulated deficit was $35,464,854 and $35,196,581 as of December 31, 2025, and March 31, 2025, respectively. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustment relating to the recoverability and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company is taking certain steps to provide the necessary capital to continue its operations. These steps include but are not limited to: 1) focus on our new business model and 2) raising equity or debt financing. Our auditors express substantial doubt about our ability to continue as a going concern.

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

In December 2023, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2023-09 – Improvements to Income Tax Disclosures, which enhances the transparency and decision usefulness of income tax disclosures. The standard is effective for public companies for annual periods beginning after December 15, 2024. Early adoption is available. The Company adopted ASU 2023-09 for the year beginning April 1, 2025.  The adoption of this ASU had no impact on the Company’s financial position, results of operations, or cash flows.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, as of December 31, 2025, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our principal executive officer and principal financial officer have concluded that, based on the material weaknesses discussed below, our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed by us in reports filed or submitted under the Securities Exchange Act were recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Act Commission’s rules and forms and that our disclosure controls are not effectively designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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
31

Certification of the Principal Executive Officer and Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32

Certification of the Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial Officer) pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

101

Inline XBRL (Extensible Business Reporting Language). The following materials from this Quarterly Report on Form 10-Q for the period ended December 31, 2025, are formatted in Inline XBRL: (i) condensed consolidated balance sheets of Groove Botanicals, Inc., (ii) condensed consolidated statements of operations of Groove Botanicals, Inc., (iii) condensed consolidated statements of operations and comprehensive income/(loss) of Groove Botanicals, Inc., (iv) condensed consolidated statements of changes in equity of Groove Botanicals, Inc., (v) condensed consolidated statements of cash flows of Groove Botanicals, Inc. and (vi) notes to condensed consolidated financial statements of Groove Botanicals, Inc. The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.

104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GROOVE BOTANICALS, INC.

Date: February 20, 2026	By:	/s/ Kent Rodriguez
Ken Rodriguez
Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial and Accounting Officer)

