Form 10-K
period 2026-03-31
GROOVE BOTANICALS INC.
filed 2026-06-29
CIK 918573

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2026

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by checkmark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐    No ☒

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

The aggregate market value of the registrant’s common stock, par value $0.001 per share (“Common Stock”), held by non-affiliates, computed by reference to the price at which the Common Stock was last sold as of September 30, 2025, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $304,174.

The number of shares of the registrant’s Common Stock outstanding as of June 25, 2026 was 59,643,062 shares.

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

Present Operations

The Company intends to change our name from Groove Botanicals, Inc., to Nordmark Technologies, Inc., to better describe our corporate focus.

The Company is an early-stage company. We intend to identify and evaluate early-stage intellectual property and applied technologies that may originate from, or be developed within, the research ecosystems of Norwegian universities, university hospitals, applied research institutions, and related technology-transfer or innovation organizations, and to assess whether selected technologies may be suitable for licensing, further development, or commercialization in North America through licensing, strategic relationships, commercial partnerships, customer arrangements, or other commercial structures, if available.

We have selected an initial geographic focus on Norway as we believe a concentrated review of a defined research ecosystem may allow us to evaluate opportunities more efficiently. We believe certain Norwegian institutions are active in selected applied-technology sectors that may be relevant to North American markets, which may include energy and offshore technology, maritime and ocean industries, aquaculture, carbon capture, health sciences, medical technology, and other applied industrial and digital technologies. By way of illustration and not limitation, the types of institutions whose research we may consider include the University of Oslo, Oslo University Hospital and its associated technology-transfer organization, SINTEF, the Norwegian University of Science and Technology, and the University of Bergen, among others.

We are in an early stage of development, we have not entered into any licensing agreements or formal arrangements with any of these institutions or any other Norwegian research organization or any university, research institution, or technology transfer organization to date. Nor have we identified or have any specific technology or intellectual property rights under contract, and we do not have proprietary or exclusive access to any technology pipeline. There can be no assurance that suitable technologies will be identified, licensed, developed, or successfully commercialized.

As the Company continues its business development and asset acquisitions, the Company anticipates our capital needs to be between $500,000 and $5,000,000 (varying based on growth strategies).

Principal Products

We do not currently have any products, technologies, or intellectual property rights. Our current activities are focused on identifying and evaluating potential licensing, development, or commercialization opportunities involving early-stage technologies and applied intellectual property that originate from universities and research institutions in Norway.

Marketing, Sales and Customer Service

We currently are not undertaking any marketing or sales activities.

Competition

The market for identifying, licensing, developing, and commercializing early-stage technologies and intellectual property is highly competitive. We may compete with established companies, universities, research institutions, venture funds, technology-transfer organizations, strategic investors, and other commercialization platforms that may have greater capital, technical expertise, institutional relationships, and operating resources than we do.

Intellectual Property

The Company does not currently own, license, or control any early-stage technologies or intellectual property rights originating from Norwegian universities, university hospitals, applied research institutions, or related innovation organizations. There can be no assurance that we will identify suitable technologies, obtain intellectual property rights on acceptable terms, or successfully protect, develop, or commercialize any intellectual property.

Employees

We have one full time employee, our President, Kent Rodriguez and a part time administrative assistant. The Board retains consultants and advisors on as needed basis. They are compensated with cash and also with the issuance of the Company’s common stock.

Research and Development

We did not have any research and development costs during fiscal 2026 and 2025.

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

Risks from Cybersecurity Threats

As of the date of this report, we are not aware of any cybersecurity incidents that have had a materially adverse effect on our operations, business, results of operations, or financial condition.

Governance

Our board of directors is responsible for monitoring and assessing strategic risk exposure. Our board of directors administers its cybersecurity risk oversight function directly as a whole. Our President is responsible for assessing and managing our material risks from cybersecurity threats and conducts this assessment on a regular basis, or at least once per year.

Item 2. Properties

Our corporate office is located at 310 Fourth Avenue South, Suite 7000, Minneapolis, MN 55415. This office space is rented from an unaffiliated third party on a month-to-month basis under terms of a verbal agreement for a monthly rental of $1,200.

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

Period	High	Low
Quarter ended March 31, 2026	0.0700	0.0071
Quarter ended December 31, 2025	0.0190	0.0053
Quarter ended September 30, 2025	0.0083	0.0032
Quarter ended June 30, 2025	0.0060	0.0028
Quarter ended March 31, 2025	0.0163	0.006
Quarter ended December 31, 2024	0.0163	0.0012
Quarter ended September 30, 2024	0.02	0.0053
Quarter ended June 30, 2024	0.050	0.005

b) Holders

On March 31, 2026, there are approximately 709 holders of record of our common stock.

c) Dividends

Subject to preferences that may be applicable to any then outstanding preferred stock, the holders of common stock are entitled to receive dividends, if any, as may be declared from time to time by our board of directors out of legally available funds. Holders of Series A Stock are entitled to receive dividends on shares of Series A Preferred equal (on an as converted to common stock basis) to and in the same form as dividends actually paid on our common stock.

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

During the fiscal year ended March 31, 2026, and 2025, the holder of the Series A preferred shares accrued $40,000 in preferred dividends from the Series A preferred shares. A total of $120,000 and $80,000 in dividends was outstanding at March 31, 2026, and March 31, 2025, respectively. Mr. Kent Rodriguez, the Company’s CEO, is the sole holder of the Company’s Series A Preferred shares.

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

During the fiscal year ended March 31, 2026, and 2025, the holders of the Series B preferred shares accrued $178,470, in preferred dividends from the Series B preferred shares. A total of $535,410 and $356,940 in Preferred B dividends was outstanding at March 31, 2026 and March 31, 2025, respectively, including dividends accrued for the benefit of Mr. Kent Rodriguez, CEO, of $33,195 for each respective year ended March 31, 2026 and 2025.

d) Securities Authorized for Issuance Under Equity Compensation Plans

No equity compensation plan or agreements under which our common stock is authorized for issuance have been adopted during the fiscal years ended March 31, 2026 and 2025. We have no equity compensation plans at this time.

e) Recent Sales of Unregistered Securities -

There were no shares of common stock issued during the fiscal year ended March 31, 2026.

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

The management’s discussion and analysis of our financial condition and results of operations are based upon our consolidated audited financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

The Company relies primarily on its current sole officer and director, Kent Rodriguez, to manage its day-to-day business and has outsourced professional services to third parties in an effort to maintain lower operational costs.

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

Operating Expenses

For the fiscal years ended March 31, 2026, and 2025 we had the following operating expenses:

	For the Year ended March 31,
	2026	2025
Operating expenses:
Selling, General and Administrative Expenses	$73,774	$70,087
Rent	14,400	15,435
Legal and Professional Expenses	43,743	42,312
Consulting Expense	8,000	3,000
Total operating expenses	$139,917	$130,834

Total operating expenses for the fiscal year ended March 31, 2026, were $139,917 compared to total operating expenses of $130,834 for the fiscal year ended March 31, 2025. The increase in operating expenses during the fiscal year ended March 31, 2026, is mainly due to an increase in consulting expenses from $3,000 (March 31, 2025) to $8,000 (March 31, 2026). Consulting expenses recorded in the year ended March 31, 2026 and 2025 were the result of consulting fees charged by an independent third party for the preparation of our regulatory filings. The Company recorded a slight increase in general and administrative expenses from $70,087 in the fiscal year ended March 31, 2025, to $73,774 for the fiscal year ended March 31, 2026.  This increase is related mainly to a reclassification of expenses in the amount of $3,000 over the fiscal year ended March 31, 2025.  Rent remained relatively constant for the fiscal years ended March 31, 2026, and 2025, with a slight decrease of $1,035 in the fiscal year ended March 31, 2026, due to the cancellation of previously rented storage space during the year ended March 31, 2025. Professional fees remained relative constant at $43,743 for the fiscal year ended March 31, 2026 and $42,312 for the fiscal year ended March 31, 2025.

Net Loss

	March 31, 2026	March 31, 2025
Net (loss)	$(139,917)	$(130,834)

Dividend on Preferred Stock	(218,470)	(218,470)
Net (loss) attributable to common shareholders	$(358,387)	$(349,304)

Basic and diluted loss per common share	$(0.01)	$(0.01)

We reported a net loss of $139,917 for the fiscal year ended March 31, 2026, as compared to a net loss of $130,834 in the fiscal year ended March 31, 2025.

Dividends on Preferred Stock

Dividends on Preferred Stock remained constant at $218,470 for each of the fiscal years ended March 31, 2026, and 2025. These dividends on preferred stock are required subject to the designation of the preferred stock and contribute to the net loss attributable to our common stockholders.

Operating Activities

The following table summarizes our operating activities for the period presented:

	For the Year ended March 31,
	2026	2025
Net cash used by operating activities	$(91,668)	$(107,422)
Net cash provided from (used by) investing activities	-	—
Net cash provided from financing activities	91,128	107,776
Net Change in Cash	$(540)	$354

Cash Used in Operating Activities

Cash used in operating activities for the year ended March 31, 2026 was $91,668 as compared to $107,422 used in the year ended March 31, 2025.

Net cash used in operating activities for the fiscal year ended March 31, 2026, was primarily the result of a net loss of $91,668, offset by non-cash items including accrued payroll of $48,000, an increase in prepaid expenses of $452 and a increase in accounts payable and accrued liabilities of $701.

Net cash used in operating activities for the fiscal year ended March 31, 2025, was primarily the result of a net loss of $130,834, offset by non-cash items including accrued payroll of $48,000, an increase in prepaid expenses of $2,024 and a decrease in accounts payable and accrued liabilities of $22,564.

Cash Provided by Investing Activities

There was no cash provided by investing activities for the years ended March 31, 2026 and 2025.

Cash Provided by Financing Activities

	March 31, 2026	March 31, 2025
Cash Flow From Financing Activities
Funds received from Related Party	95,320	107,776
Funds distributed to Related Party	(4,192)	—
Net Cash From Financing Activities	91,128	107,776

During the fiscal year ended March 31, 2026 financing activities consisted solely of related party advances in the amount of $95,320 offset by funds distributed to a related party to pay advances.

During the fiscal year ended March 31, 2025 financing activities consisted solely of related party advances in the amount of $107,776.

Liquidity and Capital Resources

We are in need of additional cash resources to maintain our operations. As of March 31, 2026, we had cash of $1,502 and prepaid expenses of $2,930. We are in the early stage of development and have experienced net losses to date and have not generated revenue from operations, which raises substantial doubt about our ability to continue as a going concern. There are a number of conditions that we must satisfy before we will be able to identify, evaluate, license, develop, or commercialize any technologies or intellectual property, including sourcing suitable opportunities, negotiating acceptable terms, obtaining any required financing, and establishing appropriate strategic or commercial relationships. We have not yet identified any specific technology or intellectual property rights under contract, and we have not established any market, customer orders, licensing revenue, or commercial sales capabilities with respect to any such technologies or intellectual property. We do not currently have sufficient resources to accomplish any of these conditions necessary for us to generate revenue and expect to incur increasing operating expenses. We will require substantial additional funds for operations, the service of debt and to fund our business objectives. There can be no assurance that financing, whether debt or equity, will always be available to us in the amount required at any particular time or for any particular period or, if available, that it can be obtained on terms favorable to us. If additional funds are raised by the issuance of equity securities, such as through the issuance and exercise of warrants, then existing stockholders will experience dilution of their ownership interest. If additional funds are raised by the issuance of debt or other equity instruments, we may be subject to certain limitations in our operations, and issuance of such securities may have rights senior to those of the then existing stockholders. We currently have no agreements, arrangements or understandings with any person or entity to obtain funds through bank loans, lines of credit or any other sources.

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the consolidated financial statements, the Company has incurred recurring net losses since its inception and has raised limited capital. The Company had a net loss of $139,917 and $130,834 before dividends payable on preferred stock for the fiscal years ended March 31, 2026 and 2025, respectively. The Company’s accumulated deficit was $35,554,968 and $35,196,581 as of March 31, 2026, and March 31, 2025, respectively. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustment relating to the recoverability and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company is taking certain steps to provide the necessary capital to continue its operations. These steps include but are not limited to 1) focusing on our new business model and 2) raising equity or debt financing. Our auditors express substantial doubt about our ability to continue as a going concern.

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

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

On May 13, 2026, Madhava Rao, Chartered Accountant (PCAOB ID 06662) (“Madhava Rao”) resigned as the independent registered public accounting firm of Groove Botanicals, Inc., a Nevada corporation (the “Company”), effective immediately. Madhava Rao did not provide a reason for his resignation. On the same date, the Company’s Board of Directors, which also serves as the Company’s audit committee, accepted Madhava Rao’s resignation. The Company has authorized Madhava Rao to respond fully to the inquiries of GSKCA & Associates (“GSKCA”), the successor auditors.

Madhava Rao’s reports on the Company’s financial statements for the fiscal years ended March 31, 2025 and March 31, 2024 did not contain an adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles, except that each such report contained an explanatory paragraph regarding substantial doubt about the Company’s ability to continue as a going concern.

During the Company’s two most recent fiscal years ended March 31, 2025 and March 31, 2024, and the subsequent interim period through May 13, 2026: (i) there were no disagreements between the Company and Madhava Rao on any matters of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Madhava Rao, would have caused reference to the subject matter of the disagreements in connection with his reports on the Company’s financial statements; and (ii) there were no “reportable events” (as described in Item 304(a)(1)(v) of Regulation S-K).

On May 13, 2026, concurrently with its acceptance of Madhava Rao’s resignation, the Board of Directors of the Company (acting in its capacity as the Company’s audit committee) approved the engagement of GSKCA & Associates (“GSKCA”) as the Company’s new independent registered public accounting firm, effective immediately. During the Company’s two most recent fiscal years ended March 31, 2025 and March 31, 2024, and the subsequent interim period through May 13, 2026, neither the Company nor anyone acting on behalf of the Company had consulted GSKCA regarding either: (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s financial statements, nor did GSKCA provide a written report or oral advice to the Company that GSKCA concluded was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issues; or (ii) any matter that was either the subject of a “disagreement” (as defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions) or a “reportable event” (as described in Item 304(a)(1)(v) of Regulation S-K).

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

As of March 31, 2026, we carried out an evaluation, with the participation of our management, including our principal executive officer and our principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were not effective, as of March 31, 2026.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our principal executive officer [and principal financial officer], we conducted an evaluation of the effectiveness, as of March 31, 2026, of our internal control over financial reporting based on the framework in 2013 Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under this framework, our management concluded that our internal control over financial reporting was not effective as of March 31, 2026 due to material weaknesses in our internal control over financial reporting described below.

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

This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to the exemption provided to issuers that are not “large, accelerated filers” nor “accelerated filers” under the Dodd-Frank Wall Street Reform and Consumer Protection Act.

Changes in Internal Control over Financial Reporting

There was no change in our system of internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended March 31, 2026, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III.

Item 10. Directors, Executive Officers and Corporate Governance.

The following table sets forth the name, age and position of each of our executive officers and directors as of the date of this report:

Name	Age	Position
Kent Rodriguez	69	Director, President, Treasurer, Secretary

Background of Executive Officers and Directors

Our directors are elected for a term of one year and serve until such director’s successor is duly elected and qualified. Each executive officer serves at the pleasure of the Board.

Kent Rodriguez

Mr. Rodriguez joined the Company as Chief Executive Officer, Secretary, and Principal Financial Officer in May 2009. Since 1995, he has been the Managing Partner of Weyer Capital Partners, a Minneapolis-based venture capital partnership. He has a B.A. degree in Geology from Carleton College, and an Executive MBA from the Harvard Business School. Mr. Rodriguez is the related party who has provided funds to the Company, which are owed back to him and can be found within the Balance Sheets and footnotes referenced throughout this filing as related party payables.

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

Involvement in Certain Legal Proceedings

As of the filing of this Annual Report on Form 10-K, there are no legal proceedings, and during the past ten years there have been no legal proceedings that are material to an evaluation of the ability or integrity of any of our directors, director nominees or executive officers.

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

Item 11. Executive Compensation.

On an annual basis the Company accrues $48,000 of wages payable, or $4,000 monthly, to its CEO Kent Rodriguez. On April 1, 2020, the Company entered into an employment agreement with its CEO which designates monthly payments due to Mr. Rodriguez in the amount of $4,000 each month. This agreement continued for four years until March 31, 2024, and was renewed for a further term on expiry.

The following table illustrates compensation accrued to the executive team during the fiscal years ended March 31, 2026, and 2025;

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock awards ($)	Option awards ($)	Nonequity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)		Total ($)
Kent Rodriguez, CEO*	Fiscal Year ended March 31, 2026	$48,000	-	-	-	-	-	73,195	(1)	$121,195
Kent Rodriguez, CEO*	Fiscal Year ended March 31, 2025	$48,000	-	-	-	-	-	73,195	(1)	$121,195

*Total compensation accrued for Kent Rodriguez during each fiscal year is $48,000 total, which includes his compensation as CEO as well as Director.

(1) Included in other compensation are accrued dividends for Mr. Rodriguez ownership of 100% of the Company’s Series A Preferred shares and 18.6% of the Company’s Series B preferred shares.

Outstanding Equity Awards at Fiscal Year-End

As of March 31, 2026, there were no outstanding equity awards.

Director Compensation

No compensation was paid to our directors for services rendered during the years ended March 31, 2026, and 2025.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table lists, as of March 31, 2026, the number of shares of common stock beneficially owned by (i) each person, entity or group (as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934) known to the Company to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each of our Named Executive Officers and (iii) all officers and directors as a group. Information relating to beneficial ownership of common stock by our principal stockholders and management is based upon information furnished by each person using “beneficial ownership” concepts under the rules of the SEC. Under these rules, a person is deemed to be a beneficial owner of a security if that person directly or indirectly has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to dispose or direct the disposition of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the SEC rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary interest. Except as noted below, each person has sole voting and investment power with respect to the shares beneficially owned and each stockholder’s address is c/o Groove Botanicals Inc., 310 Fourth Avenue South, Suite 7000, Minneapolis, MN

The following table sets forth, as of March 31, 2026, information regarding beneficial ownership of our capital stock by:

●	each person, or group of affiliated persons, known by us to beneficially own more than 5% of our common stock;
●	each of our directors;
●	each of our named executive officers; and
●	all of our current executive officers, and directors as a group.

In the table below, percentage ownership is based on 59,643,062 shares of our Common Stock issued and outstanding as of March 31, 2026, including dilutive shares available for issue withing 60 days of the date of the Report.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all ordinary shares beneficially owned by them.

Name of Beneficial Owner	Number of Shares Beneficially Owned (2)		Percentage of Shares Beneficially Owned (2)

5% or Greater Stockholders
Directors and Named Executive Officers
Kent Rodriguez, President, Secretary, Treasurer and Director	62,081,840	(1)	51.01%
All directors, directors’ nominees and executive officers as a group (1 person):	62,081,840	(1)	51.01%

(1)	This amount includes a total of 62,077,473 common shares issuable upon conversion of 100 shares of Series A Convertible Preferred Stock and 4,367 shares of common stock held by Mr. Rodriguez.
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

Director Independence

Through July 29, 2024, and during the entirety of the year ended March 31, 2024 we had one independent director, Mr. Douglas Barton. Mr. Barton resigned from the Company’s board of directors as of July 29, 2024, following which date we have not had any independent directors.

Related Transactions

The Company had a related party payable of $747,961 and $608,833 outstanding as of March 31, 2026, and March 31, 2025, respectively. These amounts consist of funds contributed by the management for the purpose of providing financing during periods of low or negative cashflow in order to cover essential costs of continuing operations, as well as funds payable to management as compensation. On an annual basis the Company accrues $48,000 of wages payable to its CEO. Kent Rodriguez under the terms of an employment agreement with its CEO entered into April 1, 2020, which designates monthly payments due to CEO Kent Rodriguez in the amount of $4,000. This agreement continued through March 31, 2024, and was subsequently renewed. These payables accrue no interest and have no maturity date.

During the fiscal year ended March 31, 2026 and 2025, the Company accrued $40,000 in preferred dividends from the Series A preferred shares to Mr. Kent Rodriguez, the holder of the Series A Preferred shares. Upon conversion the number of shares of common stock to be exchanged shall equal 51% of the then fully diluted issued and outstanding common stock.

The Company further accrued $33,195 in preferred dividends for Mr. Rodriguez’ ownership of 18.6% of the Series B Preferred Shares in the years ended March 31, 2026, and 2025, respectively.

The dividends payable are reflected on the balance sheet as dividends payable related party which total $219,585 and $146,390 at March 31, 2026 and 2025, respectively.

Item 14. Principal Accounting Fees and Services

Prior Audit Firm

On May 13, 2026, M. S. Madhava Rao, Chartered Accountant (PCAOB ID 06662) (“Madhava Rao”) resigned as the independent registered public accounting firm of Groove Botanicals, Inc., a Nevada corporation (the “Company”), effective immediately. On the same date, the Company’s Board of Directors, which also serves as the Company’s audit committee, accepted Madhava Rao’s resignation.

Madhave Rao was the auditor for the Company for the fiscal year ending March 31, 2025.

Current Audit Firm

On May 13, 2026, concurrently with its acceptance of Madhava Rao’s resignation, the Board of Directors of the Company (acting in its capacity as the Company’s audit committee) approved the engagement of GSKCA & Associates (“GSKCA”) as the Company’s new independent registered public accounting firm, effective immediately.

GSKCA is the Company’s auditor for the fiscal year ended March 31, 2026.

Fees Billed to the Company in fiscal year 2026 and 2025

The following table sets forth the fees billed to us by current auditor GSKCA for professional services rendered during the fiscal year ended March 31, 2026 and by M.S. Madhava Rao, for professional services rendered for the fiscal years ended March 31, 2026 and March 31, 2025.

	March 31, 2026	March 31, 2025
Audit fees(1)	$26,500	$28,500
Audit related fees(2)	—	—
Tax fees(3)	—	—
All other fees	—	—
Total fees	$26,500	$28,500

(1)

Audit Fees — Audit fees consist of fees billed for the audit of our annual financial statements and the review of the interim consolidated financial statements. During the fiscal year ended March 31, 2026, we accrued $7,500 for audit fees for GSKCA and M.S. Madhava Rao invoiced $19,000 for audit fees.

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

/s/ M. S. Madhava Rao

M. S. Madhava Rao, Chartered Accountant

Bangalore, India

July 15, 2025

Report of Independent Registered Public Accounting Firm

To the Board of Directors,

Groove Botanicals Inc.

310 Fourth Avenue South

Suite 7000

Minneapolis MN, 55415

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Groove Botanicals, Inc. (the “Company”) as of March 31, 2026, the related statement of operations, stockholders’ equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2026 and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As described in Note 3 to the financial statements, the Company has incurred recurring net losses since its inception and has raised limited capital. The Company had a net loss of $139,917 and $130,834 for the years ended March 31, 2026, and March 31, 2025, respectively. The Company’s accumulated deficit was $35,554,968 and $35,196,581 as of March 31, 2026, and March 31, 2025, respectively. These Factors raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans with regard to these matters are also described in Note 3. The financial statements do not include any adjustments that may be necessary should the Company be unable to continue as a going concern.

Basis for Opinion-

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

HO: 913, Skye Corporate Park, Plot No. 25, Scheme No. 78 Part-2, Niranjanpur, A B Road, Indore (M.P.)-452001  Branch: Aklera (Rajasthan)

Tele: 0731-4969499 | 9179664633 | 7415159295 | 8982305103

Email: goyalsolankica@gmail.com | Web: www.gskca.com

Critical Audit Matters

Critical audit matter arising from the current period of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involve especially challenging, subjective, or complex judgements. The communication of critical audit matter does not alter in any way our opinion on the financial statements taken as a whole, and we are not, by communicating the critical audit below, providing separate opinions on the critical audit matters or the accounts or disclosures to which it relates.

Related party transactions

As discussed in Note 5 to the financial statements, the Company had amounts due to related parties and accrued salaries totaling $747,961 as of March 31, 2026. The procedure performed to address the matter included: obtaining confirmation from related party.

GSKCA & Associates (PCAOB ID 7429)

Indore, India

June 29, 2026

We have served as the Company’s auditor since 2026.

HO: 913, Skye Corporate Park, Plot No. 25, Scheme No. 78 Part-2, Niranjanpur, A B Road, Indore (M.P.)-452001  Branch: Aklera (Rajasthan)

Tele: 0731-4969499 | 9179664633 | 7415159295 | 8982305103

Email: goyalsolankica@gmail.com | Web: www.gskca.com

Groove Botanicals, Inc.

Consolidated Balance Sheets

	March 31, 2026	March 31, 2025
ASSETS
Current Assets:
Cash	$1,502	$2,042
Prepaid Expenses	2,930	2,478
Total Current Assets	4,432	4,520
TOTAL ASSETS	$4,432	$4,520

LIABILITIES & STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable and Accrued Liabilities	$69,309	$68,608
Related Party Payable	747,961	608,833
Dividends payable	435,825	290,550
Dividends payable, related party	219,585	146,390
Total Current Liabilities	1,472,680	1,114,381
Total Liabilities	1,472,680	1,114,381

Stockholders’ Equity
Preferred Stock, Series A, $0.10 par value, 100 shares authorized; 100 shares issued and outstanding as of March 31, 2026, and March 31, 2025	10	10
Preferred Stock, Series B, $0.10 par value, 2,000 shares authorized; 1,983 shares issued and outstanding as of March 31, 2026, and March 31, 2025	198	198
Common Stock, $0.001 par value, 200,000,000 shares authorized. and 59,643,062 shares issued and outstanding as of March 31, 2026, and March 31, 2025	59,643	59,643
Additional paid-in capital	34,026,869	34,026,869
Accumulated deficit	(35,554,968)	(35,196,581)
Total stockholder’s equity	(1,468,248)	(1,109,861)
TOTAL LIABILITIES AND STOCKHOLDER’S DEFICIT	$4,432	$4,520

The accompanying notes are an integral part of these consolidated financial statements.

 Groove Botanicals, Inc.

Consolidated Statements of Operations

	For the Years ended, March 31,
	2026	2025

Expenses:
Selling, General and Administrative Expenses	$73,774	$70,087
Rent	14,400	15,435
Legal and Professional Expenses	43,743	42,312
Consulting Expense	8,000	3,000
Total Operating Expenses	139,917	130,834

Operating Loss	(139,917)	(130,834)
Interest Expense	-	-
Net (Loss)	$(139,917)	(130,834)

Dividend on Preferred Stock	(218,470)	(218,470)
	$(358,387)	$(349,304)

Basic and Diluted Earnings (Loss) per Common Share	$(0.01)	$(0.01)

Weighted Average Common Shares Outstanding – Basic and diluted	59,643,062	59,643,062

The accompanying notes are an integral part of these consolidated financial statements

Groove Botanicals, Inc.

Consolidated Statements of Stockholders’ Equity

For the Years Ended March 31, 2026, and 2025

							Additional
	Series A		Series B				Paid In	Accumulated
	Preferred Stock		Preferred Stock		Common Stock		Capital	Deficit	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Amount	Amount	Amount
Balance, March 31, 2024	100	$10	1,983	$198	59,643,062	$59,643	$34,026,869	$(34,847,277)	$(760,557)
Accrued dividend	-	-	-	-	-	-	-	(218,470)	(218,470)
Net (loss)	-	-	-	-	-	-	-	(130,834)	(130,834)
Balance, March 31, 2025	100	$10	1,983	$198	59,643,062	$59,643	$34,026,869	$(35,196,581)	$(1,109,861)
Accrued dividend	-	-	-	-	-	-	-	(218,470)	(218,470)
Net (loss)	-	-	-	-	-	-	-	(139,917)	(139,917)
Balance, March 31, 2026	100	$10	1,983	$198	59,643,062	$59,643	$34,026,869	$(35,554,968)	$(1,468,248)

The accompanying notes are an integral part of these consolidated financial statements.

Groove Botanicals, Inc.

Consolidated Statements of Cash Flows

	For the Years Ended March 31,
	2026	2025
Cash Flow From Operating Activities
Net Loss	$(139,917)	$(130,834)
Adjustments to reconcile net loss to net cash used in operating activities:
Accrued Payroll	48,000	48,000
Changes in working capital
Decrease (Increase) in Prepaid Expenses	(452)	(2,024)
Increase (Decrease) in Accounts Payable and Accrued Liabilities	701	(22,564)
Net Cash Used in Operating Activities	(91,668)	(107,422)

Cash Flow From Financing Activities
Funds received from Related Party	95,320	107,776
Funds distributed to Related Party	(4,192)	-
Net Cash From Financing Activities	91,128	107,776

Net Change in Cash	(540)	354

Cash at Beginning of Year	2,042	1,688

Cash at End of Period	$1,502	$2,042

Supplemental disclosure of non-cash items:
Accrued dividends on preferred stock	$218,470	$218,470

Net cash paid for:
Interest	$—	$—
Income Taxes	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

GROOVE BOTANICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MARCH 31, 2026, AND 2025

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

Since inception we have operated unsuccessfully, in various different industries. Currently, the Company intends to change our name from Groove Botanicals, Inc., to Nordmark Technologies, Inc., to better describe our corporate focus.

The Company is an early-stage company. We intend to identify and evaluate early-stage intellectual property and applied technologies that may originate from, or be developed within, the research ecosystems of Norwegian universities, university hospitals, applied research institutions, and related technology-transfer or innovation organizations, and to assess whether selected technologies may be suitable for licensing, further development, or commercialization in North America through licensing, strategic relationships, commercial partnerships, customer arrangements, or other commercial structures, if available.

We have selected an initial geographic focus on Norway as we believe a concentrated review of a defined research ecosystem may allow us to evaluate opportunities more efficiently. We believe certain Norwegian institutions are active in selected applied-technology sectors that may be relevant to North American markets, which may include energy and offshore technology, maritime and ocean industries, aquaculture, carbon capture, health sciences, medical technology, and other applied industrial and digital technologies. By way of illustration and not limitation, the types of institutions whose research we may consider include the University of Oslo, Oslo University Hospital and its associated technology-transfer organization, SINTEF, the Norwegian University of Science and Technology, and the University of Bergen, among others.

We have not entered into any licensing agreements or formal arrangements with any of these institutions or any other Norwegian research organization, have not identified any specific technology or intellectual property rights under contract, and do not have proprietary or exclusive access to any technology pipeline.

We are in an early stage of development, we have not entered into any licensing agreements or formal arrangements with any university, research institution, or technology transfer organization to date, and there can be no assurance that suitable technologies will be identified, licensed, developed, or successfully commercialized.

On July 29, 2024, Mr. Douglas Barton resigned as a director of the Company.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for financial information. Accordingly, they include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The consolidated financial statements include all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary in order to make the financial statements not misleading. The consolidated balance sheets as of March 31, 2026 and 2025, were derived from the Company’s consolidated financial statements at that date.

Basis of Consolidation

The Company’s consolidated financial statements include the accounts of Groove Botanicals, Inc., and its two 100% controlled non-operating subsidiaries formed in Wyoming, Biotrex, Inc., and Maxidyne, Inc. Intercompany accounts and transactions have been eliminated in consolidation.

GROOVE BOTANICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MARCH 31, 2026, AND 2025

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

Reclassifications

Certain prior-year amounts have been reclassified to conform to the current-year presentation. These reclassifications had no effect on previously reported net loss, total stockholders’ equity, or accumulated deficit.

Financial Instruments

The Company’s financial instruments primarily consist of cash and cash equivalents, accounts payable and accrued liabilities, related party payables, dividends payable and other debt. The carrying values of the Company’s financial instruments approximate fair value. FASB ASC 820, Fair Value Measurements and Disclosures (“ASC 820”) establishes a framework for all fair value measurements and expands disclosures related to fair value measurement and developments. ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820 requires that assets and liabilities measured at fair value are classified and disclosed in one of the following three categories: Level 1—Quoted market prices for identical assets or liabilities in active markets or observable inputs; Level 2—Significant other observable inputs that can be corroborated by observable market data; and Level 3—Significant unobservable inputs that cannot be corroborated by observable market data. The Company believes that the carrying amounts of cash and cash equivalents, accounts payable, related party payables, accrued dividends and debt approximate fair value based on either their short-term nature or on terms currently available to the Company in financial markets.

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

GROOVE BOTANICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MARCH 31, 2026, AND 2025

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Income Taxes (Cont’d)

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

Recent Accounting Standards Not Yet Adopted:

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

NOTE 3 – GOING CONCERN

The accompanying consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the consolidated financial statements, the Company has incurred recurring net losses since its inception and has raised limited capital. The Company had a net loss of $139,917 and $130,834 for the years ended March 31, 2026, and March 31, 2025, respectively. The Company’s accumulated deficit was $35,554,968 and $35,196,581 as of March 31, 2026, and March 31, 2025, respectively. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustment relating to the recoverability and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company is taking certain steps to provide the necessary capital to continue its operations. These steps include but are not limited to: 1) focus on our new business model and 2) raising equity or debt financing. Our auditors express substantial doubt about our ability to continue as a going concern.

GROOVE BOTANICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MARCH 31, 2026, AND 2025

NOTE 4 – CASH

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. As of March 31, 2026, the Company’s cash consisted of non-restricted cash.

NOTE 5 – RELATED PARTY TRANSACTIONS

The Company had related party payables of $747,961 and $608,833 as of March 31, 2026, and March 31, 2025, respectively. These amounts consist of funds contributed by the management for the purpose of providing financing during periods of low or negative cashflow in order to cover essential costs of continuing operations, as well as funds payable to management as compensation. On an annual basis the Company accrues $48,000 of wages payable to its CEO, Kent Rodriguez, under the terms of a four-year employment agreement entered into April 1, 2020, which designates monthly payments due Mr. Rodriguez in the amount of $4,000. On July 30, 2024, the Company and Mr. Kent Rodriguez agreed to extend the term of this Employment Contract, which expired on March 31, 2024, for a further two-year term to March 31, 2026, retroactive to April 1, 2024, on the same terms and conditions.

During each of the fiscal years ended March 31, 2026 and 2025, the Company accrued $40,000 in preferred dividends from the Series A preferred shares to Mr. Kent Rodriguez, the sole shareholder of the Series A Preferred shares. Upon conversion the number of shares of common stock to be exchanged for the Series A Preferred shares shall equal 51% of the then fully diluted issued and outstanding common stock at the time of conversion. Further the Company accrued dividends of $33,195 in each of the fiscal years ended March 31, 2026, and 2025 with respect to 18.6% of the Series B Preferred shares controlled by Kent Rodriguez.

NOTE 6 – PREFERRED STOCK

The Company is authorized to issue 1,000,000 shares of Preferred Stock. We have authorized 100 shares of Series A Preferred Stock and 2,000 shares of Series B Preferred Stock, respectively, both with a par value of $0.10. As of March 31, 2026 and March 31, 2025, there were 100 and 1,983 shares issued and outstanding for Series A Preferred Stock and Series B Preferred Stock, respectively.

Series A Preferred Stock holds designations of cash dividends at the rate of 8% of the amount per share of Series A Preferred Stock per annum in the form of “Preferred Dividends”, voting rights on an as-converted to Common Stock basis, liquidation preferences, and conversion rights in which each share of Series A Preferred Stock shall, upon conversion, represent 0.51% of the then “Fully-Diluted Shares Outstanding” of the Company. On January 12, 2018, our Board of Directors agreed to amend Designation of the Series A Convertible Preferred Stock be amended by changing the ratio for conversion, in Article IV, subparagraph (a), from 0.4% to 0.51% so that upon conversion the number of shares of common stock to be exchanged shall equal 51% of the then issued and outstanding common stock. In addition, on January 12, 2018, the Company and the Series A Holder agreed to forgive all accrued interest to date on Series A, and to pause any accruals until April 1, 2023. The Series A Convertible Preferred Stock carries liquidating preference, over all other classes of stock, equal to the amount paid for the stock plus any unpaid dividends. Currently the value of the liquidation preference is $500,000, the amount of debt that the related party converted into the preferred stock. If this Preferred Stock were to be redeemed by the holder, it would result in an aggregate of the $500,000 liquidation preference, on a per share basis, this would equal $5,000 per share. The Company and Series A Preferred Holder agreed to forgive all accrued interest and arrearages in preferred share dividends of Series A Preferred Stock through March 31, 2023. Dividends began to accrue on the Series A Preferred Stock as of April 1, 2023. During the years ended March 31, 2026 and 2025, the holder of the Series A preferred shares, Mr. Kent Rodriguez, CEO, accrued $40,000 and $40,000 respectively in preferred dividends from the Series A preferred shares. A total of $120,000 and $80,000 in accrued dividends with respect to the Series A preferred shares held by Mr. Rodriquez was outstanding at March 31, 2026, and March 31, 2025, respectively.

GROOVE BOTANICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MARCH 31, 2026, AND 2025

NOTE 6 – PREFERRED STOCK (continued)

Series B Preferred Stock holds designations of being ranked junior to the Series A Preferred Stock, cash dividends at the rate of 9% of the amount per share of Series B Preferred Stock per annum in the form of “Preferred Dividends”, a dividend received deduction for federal income tax purposes, liquidation preferences ranked junior to the Series A Preferred Stock, redemption of the Series B Preferred Stock by the Company at 105% of the Stated Value, plus accrued and unpaid Dividends, if prior to the two year anniversary of the Issuance Date, or at 100% of the State Value, plus accrued and unpaid Dividends, if on or after the two year anniversary of the Issuance Date, no voting rights, and right to notice of certain corporate actions. All accrued dividends on the Series B were settled through March 31, 2023, and none remained outstanding at March 31, 2023. Dividends began to accrue on the Series B Preferred Stock as of April 1, 2023. During the years ended March 31, 2026 and 2025, the holders of the Series B preferred shares accrued $178,470 in preferred dividends from the Series B preferred shares. A total of $535,410 and $356,940 in Preferred B dividends was outstanding at March 31, 2026 and March 31, 2025, respectively, including dividends accrued for the benefit of Mr. Kent Rodriguez, CEO, of $33,195 for each respective year ended March 31, 2026 and 2025. Mr. Rodriguez holds 18.6% of the Series B preferred shares.

A summary of accrued dividends payable with respect to the Series A and B Preferred shares on the Company’s balance sheets are set out below. Dividends accrued for the benefit of the Company’s CEO are included in Dividends payable, related party:

Schedule of dividends payable, related party
	March 31, 2026 $	March 31, 2025 $
Dividends payable	435,825	290,550
Dividends payable, related party	219,585	146,390

NOTE 7 – COMMON STOCK

The Company is authorized to issue 200,000,000 shares of Common Stock, with a par value of $0.001.

The Company did not issue any shares of common stock during the years ended March 31, 2026 or 2025, and had 59,643,062 shares of common stock issued and outstanding as of March 31, 2026, and March 31, 2025, respectively.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

As of March 31, 2026, the Company has a month-to-month verbal lease agreement with the landlord, in which the Company pays $1,200 on a monthly basis.

NOTE 9 – SUBSEQUENT EVENTS

Management has evaluated subsequent events pursuant to the requirements of ASC Topic 855 and has determined that no material subsequent events exist through the date of this filing.

(2) Financial Statement Schedules.

Schedules required by this item have been omitted since they are either not required or not applicable or because the information required is included in the consolidated financial statements included elsewhere herein or the notes thereto.

(3) Exhibits.

The following exhibits are filed with this Annual Report on Form 10-K or are incorporated herein by reference, as indicated.

Exhibit Number	Exhibit Description

3.1(a)	Articles of Incorporation*
3.1(b)	Articles of Merger*
3.1(c)	Agreement and Plan of Merger*
3.1(d)	Amended Articles of Incorporation*
3.1(e)	Amended and Restated Certificate of Incorporation of the Registrant*
3.2	Bylaws of the Registrant*
4.1(a)	Certificate of Designation of Series and Determination of Rights and Preferences of Series A Convertible Preferred Stock*
4.1(b)	Certificate of Designation*
4.1(c)	Amendment to Certificate of Designation After Issuance of Class or Series dated 3/14/2014*
4.1(d)	Amendment to Certificate of Designation After Issuance of Class or Series dated 01/12/2018*
10.1	Convertible Promissory Note Between Groove Botanicals, Inc. and Robert L. Hymers, III Dated March 5, 2021*
10.2	Convertible Redeemable Note Between Groove Botanicals, Inc. and Robert L. Hymers, III Dated March 7, 2022 *
10.3	Letter Agreement Between Groove Botanicals, Inc. and Robert L. Hymers, III Dated July 18, 2022 *
10.4	Letter Agreement between Groove Botanicals, Inc. and Kent Rodriguez, CEO*
21.1	List of Subsidiaries*
31	Certification of the Chief Executive and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32

Certification of the Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer) pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

101

The following financial statements from the Company’s Annual Report on Form 10-K for the year ended March 31, 2026, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Stockholders’ Equity (Deficit), (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

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

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

GROOVE BOTANICALS INC.

Date: June 29, 2026	By:	/s/ Kent Rodriguez
Kent Rodriguez
President, Secretary, Treasurer and Director
(Principal Executive Officer)
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual report on Form 10-K is signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Kent Rodriguez	President, Secretary, Treasurer and Director	June 29, 2026
Kent Rodriguez	(Principal Executive Officer)
(Principal Financial and Accounting Officer)

