Form 10-Q
period 2026-06-30
GROOVE BOTANICALS INC.
filed 2026-08-11
CIK 918573

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2026

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

As of August 10, 2026 there were 59,643,062 shares of the registrant’s common stock outstanding.

GROOVE BOTANICALS, INC.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Groove Botanicals, Inc.

Condensed Consolidated Balance Sheets

Unaudited

	June 30, 2026	March 31, 2026
ASSETS
Current Assets:
Cash	$1,494	$1,502
Prepaid Expenses	1,031	2,930
Total Current Assets	2,525	4,432
TOTAL ASSETS	$2,525	$4,432

LIABILITIES & STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable and Accrued Liabilities	$62,394	$69,309
Related Party Payable	774,140	747,961
Dividends payable	472,144	435,825
Dividends payable, related party	237,884	219,585
Total Current Liabilities	1,546,562	1,472,680
Total Liabilities	1,546,562	1,472,680

Stockholders’ Equity
Preferred Stock, Series A, $0.10 par value, 100 shares authorized; 100 shares issued and outstanding as of June 30, 2026, and March 31, 2026	10	10
Preferred Stock, Series B, $0.10 par value, 2,000 shares authorized; 1,983 shares issued and outstanding as of June 30, 2026, and March 31, 2026	198	198
Common Stock, $0.001 par value, 200,000,000 shares authorized. and 59,643,062 shares issued and outstanding as of June 30, 2026, and March 31, 2026	59,643	59,643
Additional paid-in capital	34,026,869	34,026,869
Accumulated deficit	(35,630,757)	(35,554,968)
Total stockholders’ deficit	(1,544,037)	(1,468,248)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$2,525	$4,432

Groove Botanicals, Inc.

Unaudited Condensed Consolidated Statements of Operations

	For the Three Months Ended June 30,
	2026	2025
Expenses:
Selling, General and Administrative Expenses	$18,719	$18,965
Rent	3,600	3,600
Legal and Professional Expenses	5,999	15,605
Total operating expenses	28,318	38,170

Operating loss	(28,318)	(38,170)

Other income (expense)
Other income	$7,147	$—
Total other income	$7,147	—

Net (loss)	$(21,171)	$(38,170)

Dividend on Preferred Stock	(54,618)	(54,617)
Net (loss) attributable to common shareholders	$(75,789)	$(92,787)

Basic and diluted loss per common share	$(0.00)	$(0.00)

Weighted average common shares outstanding – Basic and diluted	59,643,062	59,643,062

Groove Botanicals, Inc.

Unaudited Condensed Consolidated Statements of Stockholders’ Equity

For the Three Months Ended June 30, 2026, and 2025

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Additional Paid In Capital	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Amount	Amount	Amount
Balance, March 31, 2025	100	10	1,983	198	59,643,062	59,643	34,026,869	(35,196,581)	(1,109,861)

Accrued dividend	-	-	-	-	-	-	-	(54,617)	(54,617)
Net (loss)	-	-	-	-	-	-	-	(38,170)	(38,170)
Balance, June 30, 2025	100	$10	1,983	$198	59,643,062	$59,643	$34,026,869	$(35,289,368)	$(1,202,648)

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Additional Paid In Capital	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Amount	Amount	Amount
Balance, March 31, 2026	100	10	1,983	198	59,643,062	59,643	34,026,869	(35,554,968)	(1,468,248)

Accrued dividend	-	-	-	-	-	-	-	(54,618)	(54,618)
Net (loss)	-	-	-	-	-	-	-	(21,171)	(21,171)
Balance, June 30, 2026	100	$10	1,983	$198	59,643,062	$59,643	$34,026,869	$(35,630,757)	$(1,544,037)

Groove Botanicals, Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

	For the Three Months Ended June 30,
	2026	2025
Cash Flow From Operating Activities
Net Loss	$(21,171)	$(38,170)
Adjustments to reconcile net loss to net cash used in operating activities:
Increase in accrued related-party compensation	12,000	12,000
Changes in working capital
Decrease (Increase) in Prepaid Expenses	1,899	1,529
Increase (Decrease) in Accounts Payable and Accrued Liabilities	(6,915)	4,855
Net Cash Used in Operating Activities	(14,187)	(19,786)

Cash Flow From Investing Activities	—	—
Net Cash From Investing Activities	—	—

Cash Flow From Financing Activities
Advances from related party	14,179	22,677
Repayments to related party	—	(2,196)
Net Cash From Financing Activities	14,179	20,481

Net Change in Cash	(8)	695

Cash at Beginning of Period	1,502	2,042

Cash at End of Period	$1,494	$2,737

Net cash paid for:
Interest	$—	$—
Income Taxes	$—	$—

GROOVE BOTANICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JUNE 30, 2026 AND 2025

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

Since inception we have operated unsuccessfully, in various different industries. Currently, the Company intends to change our name from Groove Botanicals, Inc., to Nordmark Technologies, Inc., to better describe our corporate focus. There can be no assurance that the name change will be completed.

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

Mr. Kent Rodriguez is the Company’s sole officer and director.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”), including the instructions to Form 10-Q and Regulation S-X. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”), have been condensed or omitted from these statements pursuant to such rules and regulations and, accordingly, they do not include all the information and notes necessary for comprehensive financial statements and should be read in conjunction with our audited financial statements included in our Annual Report on Form 10-K for the year ended March 31, 2026.

GROOVE BOTANICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JUNE 30, 2026 AND 2025

(Unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Basis of Presentation (continued)

In the opinion of the management of the Company, all adjustments, which are of a normal recurring nature, necessary for a fair statement of the results for the three-month period have been made. Results for the interim period presented are not necessarily indicative of the results that might be expected for the entire fiscal year.

Basis of Consolidation

The Company’s condensed consolidated financial statements include the accounts of Groove Botanicals, Inc., and its two 100% controlled non-operating subsidiaries formed in Wyoming, Biotrex, Inc., and Maxidyne, Inc. Intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Specifically, such estimates were made by the Company for the accrual of Series A and Series B preferred dividends, accrued related-party compensation and advances, and the assessment of the Company’s ability to continue as a going concern. Actual results could differ from those estimates.

Reclassifications

Certain amounts in prior periods may be reclassified to conform to the current-period presentation. Any such reclassifications have no effect on previously reported net loss, total stockholders’ equity, or accumulated deficit.

Financial Instruments

The Company’s financial instruments primarily consist of cash and cash equivalents, accounts payable and accrued liabilities, related party payables and dividends payable. The carrying values of the Company’s financial instruments approximate fair value. FASB ASC 820, Fair Value Measurements and Disclosures (“ASC 820”) establishes a framework for all fair value measurements and expands disclosures related to fair value measurement and developments. ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820 requires that assets and liabilities measured at fair value are classified and disclosed in one of the following three categories: Level 1—Quoted market prices for identical assets or liabilities in active markets or observable inputs; Level 2—Significant other observable inputs that can be corroborated by observable market data; and Level 3—Significant unobservable inputs that cannot be corroborated by observable market data. The Company believes that the carrying amounts of cash and cash equivalents, accounts payable, related party payables and accrued dividends approximate fair value based on either their short-term nature or on terms currently available to the Company in financial markets.

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

GROOVE BOTANICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JUNE 30, 2026 AND 2025

(Unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

The Company has also reviewed other recently issued accounting pronouncements and does not believe any such pronouncements will have a material impact on its condensed consolidated financial statements and related disclosures.

NOTE 3 – GOING CONCERN

The accompanying condensed consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the condensed consolidated financial statements, the Company has incurred recurring net losses since its inception and has raised limited capital. The Company had a net loss of $21,171 and $38,170 for the three months ended June 30, 2026, and June 30, 2025, respectively. The Company’s accumulated deficit was $35,630,757 and $35,554,968 as of June 30, 2026, and March 31, 2026, respectively. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or the amounts and classification of liabilities, that might be necessary should the Company be unable to continue as a going concern. The Company is taking certain steps to provide the necessary capital to continue its operations. These steps include but are not limited to: 1) focus on our new business model and 2) raising equity or debt financing.

GROOVE BOTANICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JUNE 30, 2026 AND 2025

(Unaudited)

NOTE 4 – CASH

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. As of June 30, 2026, the Company’s cash consisted of non-restricted cash.

NOTE 5 – RELATED PARTY TRANSACTIONS

The Company had related party payables of $774,140 and $747,961 as of June 30, 2026, and March 31, 2026, respectively. These amounts consist of funds contributed by the management for the purpose of providing financing during periods of low or negative cashflow in order to cover essential costs of continuing operations, as well as funds payable to management as compensation. On an annual basis the Company accrues $48,000 of wages payable to its CEO, Kent Rodriguez, under the terms of a four-year employment agreement entered into April 1, 2020, which designates monthly payments due Mr. Rodriguez in the amount of $4,000. On July 30, 2024, the Company and Mr. Kent Rodriguez agreed to extend the term of this Employment Contract, which expired on March 31, 2024, for a further two-year term to March 31, 2026, retroactive to April 1, 2024, on the same terms and conditions. Effective April 1, 2026, the Company and Mr. Rodriguez further extended the term of this Employment Contract for an additional two-year term to March 31, 2028, on the same terms and conditions.

During each of the three months ended June 30, 2026, and 2025, the Company accrued $10,000 in preferred dividends from the Series A preferred shares to Mr. Kent Rodriguez, the sole shareholder of the Series A Preferred shares. Upon conversion the number of shares of common stock to be exchanged for the Series A Preferred shares shall equal 51% of the then fully diluted issued and outstanding common stock at the time of conversion. Further the Company accrued dividends of $8,299 in each of the three months ended June 30, 2026, and 2025 with respect to 18.6% of the Series B Preferred shares controlled by Kent Rodriguez.

NOTE 6 – PREFERRED STOCK

The Company is authorized to issue 1,000,000 shares of Preferred Stock. We have authorized 100 shares of Series A Preferred Stock and 2,000 shares of Series B Preferred Stock, respectively, both with a par value of $0.10. As of June 30, 2026 and March 31, 2026, there were 100 shares of Series A Preferred Stock and 1,983 shares of Series B Preferred Stock issued and outstanding.

Series A Preferred Stock holds designations of cash dividends at the rate of 8% of the amount per share of Series A Preferred Stock per annum in the form of “Preferred Dividends”, voting rights on an as-converted to Common Stock basis, liquidation preferences, and conversion rights in which each share of Series A Preferred Stock shall, upon conversion, represent 0.51% of the then “Fully-Diluted Shares Outstanding” of the Company. On January 12, 2018, our Board of Directors agreed to amend Designation of the Series A Convertible Preferred Stock be amended by changing the ratio for conversion, in Article IV, subparagraph (a), from 0.4% to 0.51% so that upon conversion the number of shares of common stock to be exchanged shall equal 51% of the then issued and outstanding common stock. In addition, on January 12, 2018, the Company and the Series A Holder agreed to forgive all accrued interest to date on Series A, and to pause any accruals until April 1, 2023. The Series A Convertible Preferred Stock carries liquidating preference, over all other classes of stock, equal to the amount paid for the stock plus any unpaid dividends. Currently the value of the liquidation preference is $500,000, the amount of debt that the related party converted into the preferred stock. If this Preferred Stock were to be redeemed by the holder, it would result in an aggregate of the $500,000 liquidation preference, on a per share basis, this would equal $5,000 per share. The Company and Series A Preferred Holder agreed to forgive all accrued interest and arrearages in preferred share dividends of Series A Preferred Stock through March 31, 2023. Dividends began to accrue on the Series A Preferred Stock as of April 1, 2023. During the three months ended June 30, 2026, and 2025, the holder of the Series A preferred shares, Mr. Kent Rodriguez, CEO, accrued $10,000 in preferred dividends from the Series A preferred shares. A total of $130,000 and $120,000 in accrued dividends with respect to the Series A preferred shares held by Mr. Rodriguez was outstanding at June 30, 2026, and March 31, 2026, respectively.

Series B Preferred Stock holds designations of being ranked junior to the Series A Preferred Stock, cash dividends at the rate of 9% of the amount per share of Series B Preferred Stock per annum in the form of “Preferred Dividends”, a dividend received deduction for federal income tax purposes, liquidation preferences ranked junior to the Series A Preferred Stock, redemption of the Series B Preferred Stock by the Company at 105% of the Stated Value, plus accrued and unpaid Dividends, if prior to the two year anniversary of the Issuance Date, or at 100% of the Stated Value, plus accrued and unpaid Dividends, if on or after the two year anniversary of the Issuance Date, no voting rights, and right to notice of certain corporate actions. All accrued dividends on the Series B were settled through March 31, 2023, and none remained outstanding at March 31, 2023. Dividends began to accrue on the Series B Preferred Stock as of April 1, 2023. During the three months ended June 30, 2026 and 2025, the holders of the Series B preferred shares accrued $44,618 and $44,617, respectively, in preferred dividends from the Series B preferred shares. A total of $580,028 and $535,410 in Preferred B dividends was outstanding at June 30, 2026, and March 31, 2026, respectively, including dividends accrued for the benefit of Mr. Kent Rodriguez, CEO, of $8,299 for each respective three-month period. Mr. Rodriguez holds 18.6% of the Series B preferred shares.

GROOVE BOTANICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JUNE 30, 2026 AND 2025

(Unaudited)

NOTE 6 – PREFERRED STOCK (continued)

A summary of accrued dividends payable with respect to the Series A and B Preferred shares on the Company’s balance sheets are set out below. Dividends accrued for the benefit of the Company’s CEO are included in Dividends payable, related party:

	June 30, 2026 $	March 31, 2026 $
Dividends payable	472,144	435,825
Dividends payable, related party	237,884	219,585

NOTE 7 – COMMON STOCK

The Company is authorized to issue 200,000,000 shares of Common Stock, with a par value of $0.001.

The Company did not issue any shares of common stock during the three months ended June 30, 2026, or June 30, 2025, and had 59,643,062 shares of common stock issued and outstanding as of both June 30, 2026 and March 31, 2026.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

As of June 30, 2026, the Company has a month-to-month verbal lease agreement with the landlord, in which the Company pays $1,200 on a monthly basis.

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

The following discussion of our financial condition and results of operations should be read in conjunction with the notes to the consolidated unaudited financial statements appearing elsewhere in this Report and the Company’s audited financial statements for the fiscal year ended March 31, 2026, as filed with the SEC in its Annual Report on Form 10-K, along with the accompanying notes. As used in this Quarterly Report, the terms “we,” “us,” “our” and the “Company” means Groove Botanicals, Inc.

The Company relies primarily on its current sole officer and director, Kent Rodriguez to manage its day-to-day business and has outsourced professional services to third parties in an effort to maintain lower operational costs.

Mr. Rodriguez, as the holder of the Company’s issued and outstanding shares of the Company’s Series A Preferred Stock, holds 51% of the voting rights of the Company. As a result, Mr. Rodriguez controls the outcome of all matters submitted to a vote of our stockholders, including the election of directors.

Plan of Operations

On September 14, 2023, we filed a registration statement on Form 10-12g which was deemed effective by the Securities and Exchange Commission (“SEC”) on November 13, 2023. The Company intends to change our name from Groove Botanicals, Inc., to Nordmark Technologies, Inc., to better describe our corporate focus. There can be no assurance that the name change will be completed.

We are an early-stage company. We intend to identify and evaluate early-stage intellectual property and applied technologies that may originate from, or be developed within, the research ecosystems of Norwegian universities, university hospitals, applied research institutions, and related technology-transfer or innovation organizations, and to assess whether selected technologies may be suitable for licensing, further development, or commercialization in North America through licensing, strategic relationships, commercial partnerships, customer arrangements, or other commercial structures, if available. We have selected an initial geographic focus on Norway as we believe a concentrated review of a defined research ecosystem may allow us to evaluate opportunities more efficiently, including energy and offshore technology, maritime and ocean industries, aquaculture, carbon capture, health sciences, medical technology, and other applied industrial and digital technologies.

We do not currently have any products, technologies, or intellectual property rights. We have not entered into any licensing agreements or formal arrangements with any university, research institution, or technology transfer organization to date, and there can be no assurance that suitable technologies will be identified, licensed, developed, or successfully commercialized.

As the Company continues its business development and asset acquisitions, the Company anticipates our capital needs to be between $500,000 and $5,000,000 (varying based on growth strategies).

Results of Operations

Three Months Ended June 30, 2026, and June 30, 2025

Revenue

We have not generated any revenue since our inception and do not expect to generate any revenue from the sale of products in the near future.

Net Loss

We reported a net loss of $21,171 in the three months ended June 30, 2026 as compared to a loss of $38,170 in the three months ended June 30, 2025 and a net loss attributable to our common stockholders of $75,789 and $92,787, respectively, in the three months ended June 30, 2026 and 2025, which includes accrued dividends on our Series A and B Preferred stock of $54,618 and $54,617 in the three months ended June 30, 2026 and 2025, respectively.

	Three Months ended
	June 30,
	2026	2025

Net sales	$—	$—

Operating expenses:
Selling, General and Administrative Expenses	18,719	18,965
Rent	3,600	3,600
Legal and Professional Expenses	5,999	15,605
Total operating expenses	28,318	38,170

Income (loss) from operations	(28,318)	(38,170)
Other income	$7,147	$—
Total other income	$7,147	$—

Net income (loss)	$(21,171)	$(38,170)

Dividends on Preferred Stock	(54,618)	(54,617)
Net (loss) attributable to common stockholders	$(75,789)	$(92,787)

Operating Expenses

Total operating expenses for the three months ended June 30, 2026 decreased compared to the three months ended June 30, 2025, totaling $28,318 for the three months ended June 30, 2026 compared to total operating expenses of $38,170 for the three months ended June 30, 2025. The decrease was driven primarily by a decline in Legal and Professional Expenses from $15,605 (2025) to $5,999 (2026), reflecting lower audit fees invoiced during the period following the Company’s change in independent registered public accounting firm in May 2026, as well as the absence of a refund of legal fees that had reduced the prior-year balance. Selling, General and Administrative Expenses decreased slightly from $18,965 to $18,719 and Rent expense remained constant at $3,600. In addition, the Company recorded Other income of $7,147 during the three months ended June 30, 2026, representing a settlement received from the Company’s former independent registered public accounting firm, BF Borgers CPA PC, with no comparable item in the prior-year period.

Dividends on Preferred Stock

Dividends on Preferred Stock were $54,618 and $54,617 for the three months ended June 30, 2026 and 2025, respectively. These dividends on preferred stock are required subject to the designation of the preferred stock and contribute to the net loss attributable to our common stockholders.

Operating Activities

	For the Three Months Ended June 30,
	2026	2025
Net Cash Used in Operating Activities	$(14,187)	(19,786)
Net Cash From Investing Activities	—	—
Net Cash From Financing Activities	14,179	20,481
Net Change in Cash	(8)	695
Cash at End of Period	$1,494	$2,737

Net cash used by operating activities was $14,187 for the three months ended June 30, 2026, compared to $19,786 for the three months ended June 30, 2025.

Net cash used in operating activities for the three months ended June 30, 2026, was primarily the result of a net loss of $21,171, offset by non-cash items including accrued payroll of $12,000, and changes in working capital related to a decrease in prepaid expenses of $1,899, partially offset by a decrease in accounts payable and accrued liabilities of $6,915.

Net cash used in operating activities for the three months ended June 30, 2025, was primarily the result of a net loss of $38,170, offset by non-cash items including accrued payroll of $12,000, and changes in working capital related to a decrease in prepaid expenses of $1,529 and an increase in accounts payable and accrued liabilities of $4,855.

Investing Activities

There was no investing activity during each of the three months ended June 30, 2026 and 2025.

Financing Activities

Net cash provided by financing activities was $14,179 for the three months ended June 30, 2026, compared to $20,481 for the three months ended June 30, 2025. During the three months ended June 30, 2026, the Company received $14,179 in proceeds from a related party in the form of unsecured advances, with no funds distributed to the related party during the period. During the three months ended June 30, 2025, the Company received $22,677 in proceeds from a related party in the form of unsecured advances and repaid $2,196 to a related party to reduce unsecured advances payable.

Liquidity and Capital Resources

We are in need of additional cash resources to maintain our operations. As of June 30, 2026, we had cash of $1,494 and prepaid expenses of $1,031. At June 30, 2026 we had a working capital deficit of $1,544,037, comprised of current assets of $2,525 and current liabilities of $1,546,562. Our current liabilities include $774,140 payable to our Chief Executive Officer for accrued compensation and unsecured advances and $710,028 of accrued and unpaid dividends on our Series A and Series B Preferred Stock. Net cash used in operating activities was $14,187 for the three months ended June 30, 2026 and $19,786 for the three months ended June 30, 2025, funded in each period by advances from our Chief Executive Officer.

We are in the early stage of development and have experienced net losses to date and have not generated revenue from operations, which raises substantial doubt about our ability to continue as a going concern. There are a number of conditions that we must satisfy before we will be able to acquire, license and acquire products and intellectual property, not the least of which is negotiating and financing any acquisitions. We are in the process of identifying and establishing strategic partners and technologies in order to establish a market and generate commercial orders by customers and licensing which will include effective marketing and sales capabilities for any products. We do not currently have sufficient resources to accomplish any of these conditions necessary for us to generate revenue and expect to incur increasing operating expenses. We will require substantial additional funds for operations and to fund our business objectives. There can be no assurance that financing, whether debt or equity, will always be available to us in the amount required at any particular time or for any particular period or, if available, that it can be obtained on terms favorable to us. If additional funds are raised by the issuance of equity securities, such as through the issuance and exercise of warrants, then existing stockholders will experience dilution of their ownership interest. If additional funds are raised by the issuance of debt or other equity instruments, we may be subject to certain limitations in our operations, and issuance of such securities may have rights senior to those of the then existing stockholders. We currently have no agreements, arrangements or understandings with any person or entity to obtain funds through bank loans, lines of credit or any other sources.

Going Concern

The accompanying condensed consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the condensed consolidated financial statements, the Company has incurred recurring net losses since its inception and has raised limited capital. The Company had a net loss of $21,171 and $38,170 for the three-month periods ended June 30, 2026, and 2025, respectively. The Company’s accumulated deficit was $35,630,757 and $35,554,968 as of June 30, 2026, and March 31, 2026, respectively. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or the amounts and classification of liabilities, that might be necessary should the Company be unable to continue as a going concern. The Company is taking certain steps to provide the necessary capital to continue its operations. These steps include but are not limited to: 1) focus on our new business model and 2) raising equity or debt financing.

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

Use of Estimates

The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Specifically, such estimates were made by the Company for the accrual of Series A and Series B preferred dividends, accrued related-party compensation and advances, and the assessment of the Company’s ability to continue as a going concern. Actual results could differ from those estimates.

Recent Accounting Pronouncements

In November 2023, the FASB issued Accounting Standards Update (“ASU”) 2023-07 – Improvements to Reportable Segment Disclosures, which enhances the disclosures required for reportable segments in annual and interim financial statements, including additional, more detailed information about a reportable segment’s expenses. The standard is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The Company adopted ASU 2023-07 for the year ended March 31, 2025, retrospectively to all periods presented in the financial statements. The adoption of this ASU had no impact on reportable segments identified and had no effect on the Company’s financial position, results of operations, or cash flows. In December 2023, the FASB issued ASU 2023-09 – Improvements to Income Tax Disclosures, which enhances the transparency and decision usefulness of income tax disclosures. The Company adopted ASU 2023-09 for the year beginning April 1, 2025. The adoption of this ASU had no impact on the Company’s financial position, results of operations, or cash flows.

Recent Accounting Standards Not Yet Adopted:

In November 2024, the FASB issued ASU 2024-03, – Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”). This ASU requires disclosures about specific types of expenses included in the expense captions presented on the face of the statement of operations as well as disclosures about selling expenses. The standard is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. The requirements will be applied prospectively with the option for retrospective application. Early adoption is permitted. The Company will evaluate the full extent of the adoption of ASU 2024-03, but believes it will not have a material impact on its consolidated financial statements and disclosures. The Company has also reviewed other recently issued accounting pronouncements and does not believe any such pronouncements will have a material impact on its condensed consolidated financial statements and related disclosures.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company and are not required to provide this information.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, as of June 30, 2026, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our principal executive officer and principal financial officer have concluded that, based on the material weaknesses discussed below, our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed by us in reports filed or submitted under the Securities Exchange Act were recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Act Commission’s rules and forms and that our disclosure controls are not effectively designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no shares issued during the three-month period ended June 30, 2026 or the three-month period ended June 30, 2025. Total issued and outstanding shares of common stock are 59,643,062 at June 30, 2026 and 2025. The Company did not purchase any of its equity securities during the three months ended June 30, 2026.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable

ITEM 5. OTHER INFORMATION

Change in Independent Registered Public Accounting Firm. As previously reported in the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 22, 2026, on May 13, 2026 M. S. Madhava Rao, Chartered Accountant (PCAOB ID 06662) resigned as the Company’s independent registered public accounting firm, effective immediately, and did not provide a reason for his resignation. On the same date, the Company’s Board of Directors, which also serves as the Company’s audit committee, accepted the resignation and approved the engagement of GSKCA & Associates as the Company’s independent registered public accounting firm, effective immediately. Mr. Rao’s reports on the Company’s financial statements for the fiscal years ended March 31, 2025 and March 31, 2024 did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles, except that each such report contained an explanatory paragraph regarding substantial doubt about the Company’s ability to continue as a going concern. During those two fiscal years and the subsequent interim period through May 13, 2026, there were no disagreements with Mr. Rao on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, and there were no reportable events as described in Item 304(a)(1)(v) of Regulation S-K.

Rule 10b5-1 Trading Arrangements. During the three months ended June 30, 2026, no director or officer of the Company adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Securities Exchange Act of 1934, or any non-Rule 10b5-1 trading arrangement as defined in Item 408(c) of Regulation S-K.

ITEM 6. EXHIBITS

Exhibit Number	Exhibit
31

Certification of the Principal Executive Officer and Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32

Certification of the Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial Officer) pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

101

Inline XBRL (Extensible Business Reporting Language). The following materials from this Quarterly Report on Form 10-Q for the period ended June 30, 2026, are formatted in Inline XBRL: (i) condensed consolidated balance sheets of Groove Botanicals, Inc., (ii) condensed consolidated statements of operations of Groove Botanicals, Inc., (iii) condensed consolidated statements of stockholders’ equity of Groove Botanicals, Inc., (iv) condensed consolidated statements of cash flows of Groove Botanicals, Inc. and (v) notes to condensed consolidated financial statements of Groove Botanicals, Inc. The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.

104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GROOVE BOTANICALS, INC.

Date: August 10, 2026	By:	/s/ Kent Rodriguez
Kent Rodriguez
Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial and Accounting Officer)

