Form 10-Q
period 2026-09-30
GROOVE BOTANICALS INC.
filed 2026-11-12
CIK 918573

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2026

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

As of November 12, 2026 there were 59,643,062 shares of the registrant’s common stock outstanding.

GROOVE BOTANICALS, INC.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Groove Botanicals, Inc.

Condensed Consolidated Balance Sheets

Unaudited

	September 30, 2026	March 31, 2026
ASSETS
Current Assets:
Cash	$1,866	$1,502
Other receivable	196	-
Prepaid Expenses	16,700	2,930
Total Current Assets	18,762	4,432
TOTAL ASSETS	$18,762	$4,432

LIABILITIES & STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable and Accrued Liabilities	$63,678	$69,309
Advances Payable	12,500	-
Related Party Payable	796,155	747,961
Dividends payable	624,645	435,825
Dividends payable, related party	140,000	219,585
Total Current Liabilities	1,636,978	1,472,680
Total Liabilities	1,636,978	1,472,680

Stockholders’ Equity
Preferred Stock, Series A, $0.10 par value, 100 shares authorized; 100 shares issued and outstanding as of September 30, 2026, and March 31, 2026	10	10
Preferred Stock, Series B, $0.10 par value, 2,000 shares authorized; 1,983 shares issued and outstanding as of September 30, 2026, and March 31, 2026	198	198
Common Stock, $0.001 par value, 200,000,000 shares authorized. and 59,643,062 shares issued and outstanding as of September 30, 2026, and March 31, 2026	59,643	59,643
Additional paid-in capital	34,038,869	34,026,869
Accumulated deficit	(35,716,936)	(35,554,968)
Total stockholders’ deficit	(1,618,216)	(1,468,248)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$18,762	$4,432

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Groove Botanicals, Inc.

Unaudited Condensed Consolidated Statements of Operations

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2026	2025	2026	2025
Expenses:
Selling, General and Administrative Expenses	$8,092	$18,018	$26,811	$36,983
Rent	3,600	3,600	7,200	7,200
Legal and Professional Expenses	21,070	10,765	27,069	26,370
Total operating expenses	32,762	32,383	61,080	70,553

Operating loss	(32,762)	(32,383)	(61,080)	(70,553)

Other income (expense)
Other income	$1,200	-	$8,347	-
Total other income	$1,200	-	$8,347	-

Net (loss)	$(31,562)	$(32,383)	$(52,733)	$(70,553)

Dividend on Preferred Stock	(54,617)	(54,618)	(109,235)	(109,235)
Net (loss) attributable to common shareholders	$(86,179)	$(87,001)	$(161,968)	$(179,788)

Basic and diluted loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average common shares outstanding – Basic and diluted	59,643,062	59,643,062	59,643,062	59,643,062

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Groove Botanicals, Inc.

Unaudited Condensed Consolidated Statements of Stockholders’ Equity

For the Three and Six Months Ended September 30, 2026, and 2025

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Additional Paid In Capital	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Amount	Amount	Amount
Balance, March 31, 2025	100	10	1,983	198	59,643,062	59,643	34,026,869	(35,196,581)	(1,109,861)

Accrued dividend	-	-	-	-	-	-	-	(54,617)	(54,617)
Net (loss)	-	-	-	-	-	-	-	(38,170)	(38,170)
Balance, June 30, 2025	100	$10	1,983	$198	59,643,062	$59,643	$34,026,869	$(35,289,368)	$(1,202,648)
Accrued dividend	-	-	-	-	-	-	-	(54,618)	(54,618)
Net (loss)	-	-	-	-	-	-	-	(32,383)	(32,383)
Balance, September 30, 2025	100	$10	1,983	$198	59,643,062	$59,643	$34,026,869	$(35,376,369)	$(1,289,649)

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Additional Paid In Capital	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Amount	Amount	Amount
Balance, March 31, 2026	100	10	1,983	198	59,643,062	59,643	34,026,869	(35,554,968)	(1,468,248)

Accrued dividend	-	-	-	-	-	-	-	(54,618)	(54,618)
Net (loss)	-	-	-	-	-	-	-	(21,171)	(21,171)
Balance, June 30, 2026	100	$10	1,983	$198	59,643,062	$59,643	$34,026,869	$(35,630,757)	$(1,544,037)
Forgiveness of related party compensation	-	-	-	-	-	-	12,000	-	12,000
Accrued dividend	-	-	-	-	-	-	-	(54,617)	(54,617)
Net (loss)	-	-	-	-	-	-	-	(31,562)	(31,562)
Balance, September 30, 2026	100	$10	1,983	$198	59,643,062	$59,643	$34,038,869	$(35,716,936)	$(1,618,216)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Groove Botanicals, Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

	For the Six Months Ended September 30,
	2026	2025
Cash Flow From Operating Activities
Net Loss	$(52,733)	$(70,553)
Adjustments to reconcile net loss to net cash used in operating activities:
Increase in accrued related-party compensation	12,000	24,000
Costs paid directly by related party on behalf of the Company	9,694	10,820
Changes in working capital
Decrease (Increase) in Other Receivable	(196)	—
Decrease (Increase) in Prepaid Expenses	(13,770)	(4,194)
Increase (Decrease) in Accounts Payable and Accrued Liabilities	(5,631)	(4,927)
Net Cash Used in Operating Activities	(50,636)	(44,854)

Cash Flow From Investing Activities	—	—
Net Cash From Investing Activities	—	—

Cash Flow From Financing Activities
Advances from related party	38,500	46,500
Repayments to related party	—	(2,196)
Proceeds from advances payable	12,500	—
Net Cash From Financing Activities	51,000	44,304

Net Change in Cash	364	(550)

Cash at Beginning of Period	1,502	2,042

Cash at End of Period	$1,866	$1,492

Net cash paid for:
Interest	$—	$—
Income Taxes	$—	$—

Non-cash investing and financing activities:
Dividends accrued on preferred stock	$109,235	$109,235
Forgiveness of related party compensation credited to additional paid-in capital	$12,000	$—
Reclassification of Series B dividends payable from related party	$107,884	$—
Costs paid directly by related party on behalf of the Company	$9,694	$10,820

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GROOVE BOTANICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2026 AND 2025

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

Since inception we have operated unsuccessfully, in various different industries. In September 2026, the Company engaged legal counsel in connection with a planned corporate reorganization, including the preparation of an information statement on Schedule 14C related to an amendment to the Company’s Series A Preferred Stock and the authorization of Series C Preferred Stock. The Company paid counsel a $10,000 retainer using an advance from an unrelated third party (Note 6). The Company filed the preliminary information statement with the SEC on October 20, 2026. In November 2026, the Company engaged the same legal counsel for intellectual property and licensing matters. The Company also intends to change our name from Groove Botanicals, Inc., to Nordmark Technologies, Inc., to better describe our corporate focus and as such has reserved the name with the State of Nevada. The name change will require approval of a majority of our stockholders and by the Financial Industry Regulatory Authority (“FINRA”). There can be no assurance that the name change will be completed.

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

We are negotiating a Framework Agreement with Ard Innovation AS (“ARD”). ARD is a technology transfer office (TTO) based in Ås, Norway, that is 100% owned by the Norwegian Institute of Bioeconomy Research (NIBIO) and the Norwegian University of Life Sciences (NMBU), to establish a structured framework for cooperation and dialogue between the Company and ARD with a view to the commercialization of their technologies and conclude Project Agreements to commercialize these technologies for North American markets. We are also negotiating a Framework Agreement with Inven2. Inven2 is headquartered in Oslo, Norway and is the largest technology transfer office in Norway. It is owned by the University of Oslo and the South-Eastern Norway Regional Health Authority (including Oslo University Hospital). Inven2 turns academic and clinical research into commercial products, services, and startup companies that benefit society, focusing heavily on life sciences, healthcare, Greentech, and IT. We have not entered into any formal licensing agreements or formal arrangements with any of these institutions or any other Norwegian research organization except as described above and have not identified any specific technology or intellectual property rights under contract, and do not have proprietary or exclusive access to any technology pipeline.

We are in an early stage of development, we have not entered into any formal licensing agreements or formal arrangements with any university, research institution, or technology transfer organization to date, and there can be no assurance that suitable technologies will be identified, licensed, developed, or successfully commercialized.

Once the Series C Preferred Stock are designated and available for issuance the Company intends to complete a financing using the Series C Preferred Stock to raise up to $15,000,000 for operations, including acquiring technologies that management intends to identify. The Company has no commitments from any investor to purchase Series C Preferred Stock, and there can be no assurance that any Series C Preferred Stock will be sold. The Series C Preferred Stock has not been, and is not expected to be, registered under the Securities Act of 1933, as amended, or any state securities laws, and may not be offered or sold in the United States absent registration or an applicable exemption from registration. This disclosure does not constitute an offer to sell, or the solicitation of an offer to buy, the Series C Preferred Stock or any other security.

As of the date of this filing, Mr. Kent Rodriguez is the Company’s sole officer and director. The Company intends to appoint other directors and officers to the Board with experience in acquisitions and financing.

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

In the opinion of the management of the Company, all adjustments, which are of a normal recurring nature, necessary for a fair statement of the results for the three and six-month periods have been made. Results for the interim periods presented are not necessarily indicative of the results that might be expected for the entire fiscal year.

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

Reclassifications

Certain amounts in prior periods have been reclassified to conform to the current-period presentation. Consulting expenses previously presented separately are included in Selling, General and Administrative Expenses. Company costs paid directly by a related party, previously presented within advances from related party in financing activities, are presented as a non-cash adjustment in operating activities and disclosed as a non-cash financing activity. Any such reclassifications have no effect on previously reported net loss, total stockholders’ equity, or accumulated deficit.

Financial Instruments

The Company’s financial instruments primarily consist of cash and cash equivalents, other receivables, accounts payable and accrued liabilities, advances payable, related party payable and dividends payable. The carrying values of the Company’s financial instruments approximate fair value. FASB ASC 820, Fair Value Measurements and Disclosures (“ASC 820”) establishes a framework for all fair value measurements and expands disclosures related to fair value measurement and developments. ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820 requires that assets and liabilities measured at fair value are classified and disclosed in one of the following three categories: Level 1—Quoted market prices for identical assets or liabilities in active markets or observable inputs; Level 2—Significant other observable inputs that can be corroborated by observable market data; and Level 3—Significant unobservable inputs that cannot be corroborated by observable market data. The Company believes that the carrying amounts of cash and cash equivalents, other receivables, accounts payable, advances payable, related party payables and accrued dividends approximate fair value based on either their short-term nature or on terms currently available to the Company in financial markets.

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

In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements, which clarifies the applicability of Topic 270 and the form and content of interim financial statements. For public business entities, ASU 2025-11 is effective for interim reporting periods within annual reporting periods beginning after December 15, 2027, with early adoption permitted. The Company does not expect the adoption of ASU 2025-11 to have a material impact on its condensed consolidated financial statements and related disclosures.

The Company has also reviewed other recently issued accounting pronouncements and does not believe any such pronouncements will have a material impact on its condensed consolidated financial statements and related disclosures.

NOTE 3 – GOING CONCERN

The accompanying condensed consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the condensed consolidated financial statements, the Company has incurred recurring net losses since its inception and has raised limited capital. The Company had a net loss of $52,733 and $70,553 for the six months ended September 30, 2026, and September 30, 2025, respectively. The Company’s accumulated deficit was $35,716,936 and $35,554,968 as of September 30, 2026, and March 31, 2026, respectively. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or the amounts and classification of liabilities, that might be necessary should the Company be unable to continue as a going concern. The Company is taking certain steps to provide the necessary capital to continue its operations. These steps include but are not limited to: 1) focus on our new business model and 2) raising equity or debt financing.

NOTE 4 – CASH

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. As of September 30, 2026, the Company’s cash consisted of non-restricted cash.

NOTE 5 – RELATED PARTY TRANSACTIONS

The Company had related party payables of $796,155 and $747,961 as of September 30, 2026, and March 31, 2026, respectively. These amounts consist of funds contributed by the management for the purpose of providing financing during periods of low or negative cashflow in order to cover essential costs of continuing operations, as well as funds payable to management as compensation. The amounts are unsecured, non-interest bearing and have no fixed terms of repayment. The related party payable consists of the following:

	September 30, 2026 $	March 31, 2026 $
Accrued and unpaid compensation	248,000	248,000
Advances	548,155	499,961
Total related party payable	796,155	747,961

The changes in the related party payable during the six months ended September 30, 2026 were as follows:

$
Balance, March 31, 2026	747,961
Advances from Mr. Rodriguez, including $9,694 of Company costs paid directly by him	48,194
Compensation accrued, April 1 to June 30, 2026	12,000
Compensation forgiven and credited to additional paid-in capital	(12,000)
Balance, September 30, 2026	796,155

No amounts were repaid to Mr. Rodriguez during the six months ended September 30, 2026.

The Company accrued compensation of $4,000 per month to Mr. Rodriguez under the terms of a four-year employment agreement entered into April 1, 2020, as extended on July 30, 2024 to March 31, 2026 and, effective April 1, 2026, for an additional two-year term to March 31, 2028 (the “Employment Contract”). By letter agreement dated as of July 31, 2026, the Company and Mr. Rodriguez terminated the Employment Contract effective June 30, 2026, and Mr. Rodriguez forgave $12,000 of compensation accrued and unpaid for the period April 1, 2026 to June 30, 2026. As Mr. Rodriguez is the Company’s controlling shareholder, the forgiveness was accounted for as a capital contribution and credited to additional paid-in capital. Mr. Rodriguez continues to serve as the Company’s sole officer and director without salary. The Company accrued compensation to Mr. Rodriguez of $12,000 and $24,000 for the six months ended September 30, 2026 and 2025, respectively. The Company also pays Mr. Rodriguez’s medical and dental insurance premiums while he serves as Chief Executive Officer, and paid his Medicare premiums through August 31, 2026. These premiums totaled $1,523 and $3,272 for the three and six months ended September 30, 2026, respectively, and are included in Selling, General and Administrative Expenses.

During each of the three months ended September 30, 2026, and 2025, the Company accrued $10,000 in preferred dividends from the Series A preferred shares to Mr. Kent Rodriguez, the sole shareholder of the Series A Preferred shares ($20,000 in each of the six-month periods). Upon conversion the number of shares of common stock to be exchanged for the Series A Preferred shares shall equal 51% of the then fully diluted issued and outstanding common stock at the time of conversion.

Until July 1, 2026, Mr. Rodriguez controlled Avalon 2015-1, LP, the holder of record of 368 shares (18.6%) of the Series B Preferred Stock, as its general partner. On July 1, 2026, Mr. Rodriguez assigned all of his interests in Avalon 2015-1, LP to an unrelated third party, who replaced him as its general partner. As a result, accrued and unpaid dividends of $107,884 on those shares were reclassified on July 1, 2026 from dividends payable, related party to dividends payable, and no Series B dividends have accrued for the benefit of Mr. Rodriguez since that date. The Company accrued Series B dividends for the benefit of Mr. Rodriguez of $8,299 and $16,598 for the six months ended September 30, 2026 and 2025, respectively.

NOTE 6 – ADVANCES PAYABLE

On September 23, 2026, the Company received an advance of $12,500 from an unrelated third party. The advance is unsecured, non-interest bearing and has no fixed terms of repayment.

NOTE 7 – PREFERRED STOCK

The Company is authorized to issue 1,000,000 shares of Preferred Stock. We have authorized 100 shares of Series A Preferred Stock and 2,000 shares of Series B Preferred Stock, respectively, both with a par value of $0.10. As of September 30, 2026 and March 31, 2026, there were 100 shares of Series A Preferred Stock and 1,983 shares of Series B Preferred Stock issued and outstanding.

Series A Preferred Stock holds designations of cash dividends at the rate of 8% of the amount per share of Series A Preferred Stock per annum in the form of “Preferred Dividends”, voting rights on an as-converted to Common Stock basis, liquidation preferences, and conversion rights in which each share of Series A Preferred Stock shall, upon conversion, represent 0.51% of the then “Fully-Diluted Shares Outstanding” of the Company. On January 12, 2018, our Board of Directors agreed to amend Designation of the Series A Convertible Preferred Stock be amended by changing the ratio for conversion, in Article IV, subparagraph (a), from 0.4% to 0.51% so that upon conversion the number of shares of common stock to be exchanged shall equal 51% of the then issued and outstanding common stock. In addition, on January 12, 2018, the Company and the Series A Holder agreed to forgive all accrued interest to date on Series A, and to pause any accruals until April 1, 2023. The Series A Convertible Preferred Stock carries liquidating preference, over all other classes of stock, equal to the amount paid for the stock plus any unpaid dividends. Currently the value of the liquidation preference is $500,000, the amount of debt that the related party converted into the preferred stock, plus accrued and unpaid dividends of $140,000. If this Preferred Stock were to be redeemed by the holder, it would result in an aggregate of the $500,000 liquidation preference, on a per share basis, this would equal $5,000 per share plus accrued and unpaid dividends. The Company and Series A Preferred Holder agreed to forgive all accrued interest and arrearages in preferred share dividends of Series A Preferred Stock through March 31, 2023. Dividends began to accrue on the Series A Preferred Stock as of April 1, 2023. During each of the six months ended September 30, 2026, and 2025, the holder of the Series A preferred shares, Mr. Kent Rodriguez, CEO, accrued $20,000 in preferred dividends from the Series A preferred shares. A total of $140,000 and $120,000 in accrued dividends with respect to the Series A preferred shares held by Mr. Rodriguez was outstanding at September 30, 2026, and March 31, 2026, respectively.

Series B Preferred Stock holds designations of being ranked junior to the Series A Preferred Stock, cash dividends at the rate of 9% of the amount per share of Series B Preferred Stock per annum in the form of “Preferred Dividends”, a dividend received deduction for federal income tax purposes, liquidation preferences ranked junior to the Series A Preferred Stock, redemption of the Series B Preferred Stock by the Company at 105% of the Stated Value, plus accrued and unpaid Dividends, if prior to the two year anniversary of the Issuance Date, or at 100% of the Stated Value, plus accrued and unpaid Dividends, if on or after the two year anniversary of the Issuance Date, no voting rights, and right to notice of certain corporate actions. All accrued dividends on the Series B were settled through March 31, 2023, and none remained outstanding at March 31, 2023. Dividends began to accrue on the Series B Preferred Stock as of April 1, 2023. During each of the six months ended September 30, 2026 and 2025, the holders of the Series B preferred shares accrued $89,235 in preferred dividends from the Series B preferred shares. A total of $624,645 and $535,410 in Preferred B dividends was outstanding at September 30, 2026, and March 31, 2026, respectively. Dividends accrued for the benefit of Mr. Kent Rodriguez, CEO, through July 1, 2026 are described in Note 5.

A summary of accrued dividends payable with respect to the Series A and B Preferred shares on the Company’s balance sheets is set out below. Dividends accrued for the benefit of the Company’s CEO are included in Dividends payable, related party:

	September 30, 2026 $	March 31, 2026 $
Dividends payable	624,645	435,825
Dividends payable, related party	140,000	219,585

NOTE 8 – COMMON STOCK

The Company is authorized to issue 200,000,000 shares of Common Stock, with a par value of $0.001.

The Company did not issue any shares of common stock during the six months ended September 30, 2026, or September 30, 2025, and had 59,643,062 shares of common stock issued and outstanding as of both September 30, 2026 and March 31, 2026.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

As of September 30, 2026, the Company has a month-to-month verbal lease agreement with the landlord, in which the Company pays $1,200 on a monthly basis.

NOTE 10 – SEGMENT INFORMATION

The Company has one operating and reportable segment, which is the identification and evaluation of early-stage intellectual property and applied technologies for potential licensing, development or commercialization in North America. The Company has not generated any revenue. The Company’s chief operating decision maker (“CODM”) is its Chief Executive Officer, who is also its sole officer and director. The CODM assesses performance and decides how to allocate resources based on net loss, as reported in the condensed consolidated statements of operations, and uses net loss to monitor expenses and to determine the Company’s financing needs. The measure of segment assets is total assets, as reported on the condensed consolidated balance sheets, which were $18,762 and $4,432 as of September 30, 2026 and March 31, 2026, respectively. The significant segment expenses regularly provided to the CODM and the reconciliation of segment net loss to consolidated net loss were as follows:

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2026	2025	2026	2025
Revenue	$-	$-	$-	$-
Less significant segment expenses:
Selling, General and Administrative Expenses	8,092	18,018	26,811	36,983
Rent	3,600	3,600	7,200	7,200
Legal and Professional Expenses	21,070	10,765	27,069	26,370
Less other segment items (1)	(1,200)	-	(8,347)	-
Segment and consolidated net loss	$(31,562)	$(32,383)	$(52,733)	$(70,553)

(1) Other segment items consist of other income. Segment net loss is the same as consolidated net loss, and there are no reconciling items.

NOTE 11 – SUBSEQUENT EVENTS

Management has evaluated subsequent events pursuant to the requirements of ASC Topic 855 and has determined that no material subsequent events exist through the date of this filing other than as set out below.

On October 20, 2026, our Board of Directors unanimously approved, and on October 20, 2026, Kent Rodriguez, our President, Chief Executive Officer and sole director, as the holder of all 100 outstanding shares of our Series A Convertible Preferred Stock and 4,367 shares of Common Stock, representing approximately 51% of the total voting power of our outstanding capital stock, approved by written consent in lieu of a meeting of stockholders, pursuant to Section 78.320 of the Nevada Revised Statutes (the “NRS”), the following corporate actions (collectively, the “Actions”):

(1)

Series A Anti-Call Amendment. An amendment to the Certificate of Designation of the Series A Preferred Stock to provide that the Company may not call, redeem or repurchase any shares of Series A Preferred Stock without the prior written consent of the holder(s) of such shares (the “Series A Amendment”); and

(2)

Series C Preferred Stock. The authorization, designation and approval of a new series of preferred stock designated “Series C Preferred Stock,” with an aggregate stated value of up to $15,000,000, on the principal terms summarized in the Company’s preliminary information statement on Schedule 14C filed with the SEC on October 20, 2026 (the “Series C Authorization”).

The Actions will not become effective until at least twenty (20) calendar days after the date on which the definitive Information Statement is first sent or given to our stockholders, in accordance with Rule 14c-2(b) under the Exchange Act. We currently anticipate that the definitive Information Statement will be filed with the SEC and first sent on or about December 9, 2026 to stockholders of record as of December 3, 2026, and that the Actions will become effective on or about December 30, 2026, upon the filing of the applicable Certificate(s) of Designation and amendment thereto with the Nevada Secretary of State, and the Company will not file those Nevada documents before December 30, 2026.

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

The Company relies primarily on its current sole officer and director, Kent Rodriguez to manage its day-to-day business and has outsourced professional services to third parties in an effort to maintain lower operational costs. Effective June 30, 2026, Mr. Rodriguez’s employment agreement was terminated and he continues to serve without salary, and the Company continues to pay his medical and dental insurance premiums.

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

As the Company continues its business development and asset acquisitions, the Company anticipates our capital needs to be between $500,000 and $15,000,000 (varying based on growth strategies).

Results of Operations

Three Months Ended September 30, 2026, and September 30, 2025

Revenue

We have not generated any revenue since our inception and do not expect to generate any revenue from the sale of products in the near future.

Net Loss

We reported a net loss of $31,562 in the three months ended September 30, 2026 as compared to a loss of $32,383 in the three months ended September 30, 2025 and a net loss attributable to our common stockholders of $86,179 and $87,001, respectively, which includes accrued dividends on our Series A and B Preferred stock of $54,617 and $54,618 in the three months ended September 30, 2026 and 2025, respectively.

	Three Months ended
	September 30,
	2026	2025

Net sales	$-	$-

Operating expenses:
Selling, General and Administrative Expenses	8,092	18,018
Rent	3,600	3,600
Legal and Professional Expenses	21,070	10,765
Total operating expenses	32,762	32,383

Income (loss) from operations	(32,762)	(32,383)
Other income	$1,200	$-
Total other income	$1,200	$-

Net income (loss)	$(31,562)	$(32,383)

Dividends on Preferred Stock	(54,617)	(54,618)
Net (loss) attributable to common stockholders	$(86,179)	$(87,001)

Operating Expenses

Total operating expenses for the three months ended September 30, 2026 were $32,762 compared to $32,383 for the three months ended September 30, 2025. Selling, General and Administrative Expenses decreased from $18,018 to $8,092, primarily because no compensation was accrued to our Chief Executive Officer following the termination of his employment agreement effective June 30, 2026, compared to $12,000 accrued in the prior-year period. Legal and Professional Expenses increased from $10,765 to $21,070, reflecting $15,000 of legal fees for the preparation of an information statement on Schedule 14C, partially offset by lower filing fees, which were $6,484 in the prior-year period when the Company re-filed certain prior SEC reports. Rent remained constant at $3,600. In addition, the Company recorded Other income of $1,200 during the three months ended September 30, 2026 from the write-off of a prior-period accounts payable balance for rent, following confirmation from the landlord that no amount was owed, with no comparable item in the prior-year period.

Dividends on Preferred Stock

Dividends on Preferred Stock were $54,617 and $54,618 for the three months ended September 30, 2026 and 2025, respectively. These dividends on preferred stock are required subject to the designation of the preferred stock and contribute to the net loss attributable to our common stockholders.

Six Months Ended September 30, 2026, and September 30, 2025

Net Loss

We reported a net loss of $52,733 in the six months ended September 30, 2026 as compared to a loss of $70,553 in the six months ended September 30, 2025 and a net loss attributable to our common stockholders of $161,968 and $179,788, respectively, which includes accrued dividends on our Series A and B Preferred stock of $109,235 in each of the six months ended September 30, 2026 and 2025.

	Six Months ended
	September 30,
	2026	2025

Net sales	$—	$—

Operating expenses:
Selling, General and Administrative Expenses	26,811	36,983
Rent	7,200	7,200
Legal and Professional Expenses	27,069	26,370
Total operating expenses	61,080	70,553

Income (loss) from operations	(61,080)	(70,553)
Other income	$8,347	$—
Total other income	$8,347	$—

Net income (loss)	$(52,733)	$(70,553)

Dividends on Preferred Stock	(109,235)	(109,235)
Net (loss) attributable to common stockholders	$(161,968)	$(179,788)

Operating Expenses

Total operating expenses for the six months ended September 30, 2026 were $61,080 compared to $70,553 for the six months ended September 30, 2025. Selling, General and Administrative Expenses decreased from $36,983 to $26,811, primarily because compensation accrued to our Chief Executive Officer was $12,000 compared to $24,000 in the prior-year period. Legal and Professional Expenses increased from $26,370 to $27,069, as $15,000 of legal fees for the Schedule 14C information statement were largely offset by lower audit fees following the Company’s change in independent registered public accounting firm in May 2026 and lower filing fees. Rent remained constant at $7,200. In addition, the Company recorded Other Income of $8,347 during the six months ended September 30, 2026, comprising a settlement of $7,147 received from the Company’s former independent registered public accounting firm, BF Borgers CPA PC, and $1,200 from the write-off of a prior-period accounts payable balance for rent, with no comparable items in the prior-year period.

Dividends on Preferred Stock

Dividends on Preferred Stock were $109,235 for each of the six months ended September 30, 2026 and 2025.

Operating Activities

	For the Six Months Ended September 30,
	2026	2025
Net Cash Used in Operating Activities	$(50,636)	(44,854)
Net Cash From Investing Activities	—	—
Net Cash From Financing Activities	51,000	44,304
Net Change in Cash	364	(550)
Cash at End of Period	$1,866	$1,492

Net cash used by operating activities was $50,636 for the six months ended September 30, 2026, compared to $44,854 for the six months ended September 30, 2025.

Net cash used in operating activities for the six months ended September 30, 2026, was primarily the result of a net loss of $52,733, an increase in prepaid expenses of $13,770 and a decrease in accounts payable and accrued liabilities of $5,631, partially offset by non-cash accrued compensation of $12,000 and $9,694 of Company costs paid directly by our Chief Executive Officer.

Net cash used in operating activities for the six months ended September 30, 2025, was primarily the result of a net loss of $70,553, offset by non-cash items including accrued payroll of $24,000 and $10,820 of Company costs paid directly by our Chief Executive Officer, and changes in working capital related to an increase in prepaid expenses of $4,194 and a decrease in accounts payable and accrued liabilities of $4,927.

Investing Activities

There was no investing activity during each of the six months ended September 30, 2026 and 2025.

Financing Activities

Net cash provided by financing activities was $51,000 for the six months ended September 30, 2026, compared to $44,304 for the six months ended September 30, 2025. During the six months ended September 30, 2026, the Company received $38,500 in unsecured advances from our Chief Executive Officer, who also paid $9,694 of Company costs directly, with no funds repaid to the related party during the period, and a $12,500 advance from an unrelated third party. During the six months ended September 30, 2025, the Company received $46,500 in proceeds from a related party in the form of unsecured advances (in addition to $10,820 of Company costs the related party paid directly) and repaid $2,196 to a related party to reduce unsecured advances payable.

Liquidity and Capital Resources

We are in need of additional cash resources to maintain our operations. As of September 30, 2026, we had cash of $1,866 and prepaid expenses of $16,700. At September 30, 2026 we had a working capital deficit of $1,618,216, comprised of current assets of $18,762 and current liabilities of $1,636,978. Our current liabilities include $796,155 payable to our Chief Executive Officer for accrued compensation and unsecured advances, $764,645 of accrued and unpaid dividends on our Series A and Series B Preferred Stock and a $12,500 advance from a third party. Net cash used in operating activities was $50,636 for the six months ended September 30, 2026 and $44,854 for the six months ended September 30, 2025, funded principally by advances from our Chief Executive Officer.

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

Going Concern

The accompanying condensed consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the condensed consolidated financial statements, the Company has incurred recurring net losses since its inception and has raised limited capital. The Company had a net loss of $52,733 and $70,553 for the six-month periods ended September 30, 2026, and 2025, respectively. The Company’s accumulated deficit was $35,716,936 and $35,554,968 as of September 30, 2026, and March 31, 2026, respectively. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or the amounts and classification of liabilities, that might be necessary should the Company be unable to continue as a going concern. The Company is taking certain steps to provide the necessary capital to continue its operations. These steps include but are not limited to: 1) focus on our new business model and 2) raising equity or debt financing.

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

In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements, which clarifies the applicability of Topic 270 and the form and content of interim financial statements. For public business entities, ASU 2025-11 is effective for interim reporting periods within annual reporting periods beginning after December 15, 2027, with early adoption permitted. The Company does not expect the adoption of ASU 2025-11 to have a material impact on its condensed consolidated financial statements and related disclosures.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company and are not required to provide this information.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, as of September 30, 2026, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our principal executive officer and principal financial officer have concluded that, based on the material weaknesses discussed below, our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed by us in reports filed or submitted under the Securities Exchange Act were recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Act Commission’s rules and forms and that our disclosure controls are not effectively designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no shares issued during the six-month period ended September 30, 2026 or the six-month period ended September 30, 2025. Total issued and outstanding shares of common stock are 59,643,062 at September 30, 2026 and 2025. The Company did not purchase any of its equity securities during the six months ended September 30, 2026.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable

ITEM 5. OTHER INFORMATION

Termination of Employment Contract. By letter agreement dated as of July 31, 2026, the Company and Mr. Kent Rodriguez, its Chief Executive Officer and sole director, terminated the employment contract between them dated April 1, 2020, as extended to March 31, 2028, effective June 30, 2026. Under that contract Mr. Rodriguez was entitled to compensation of $4,000 per month. In connection with the termination, Mr. Rodriguez forgave $12,000 of compensation accrued and unpaid for the period April 1, 2026 to June 30, 2026. Mr. Rodriguez continues to serve as the Company’s President, Chief Executive Officer, Chief Financial Officer and sole director without salary, and the Company continues to pay his medical and dental insurance premiums while he serves as Chief Executive Officer. The Company did not incur any termination penalties.

Rule 10b5-1 Trading Arrangements. During the three months ended September 30, 2026, no director or officer of the Company adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Securities Exchange Act of 1934, or any non-Rule 10b5-1 trading arrangement as defined in Item 408(c) of Regulation S-K.

ITEM 6. EXHIBITS

Exhibit Number	Exhibit

10.1	Letter agreement dated as of July 31, 2026 between Groove Botanicals, Inc. and Kent Rodriguez terminating the Employment Contract

31

Certification of the Principal Executive Officer and Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32

Certification of the Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial Officer) pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

101

Inline XBRL (Extensible Business Reporting Language). The following materials from this Quarterly Report on Form 10-Q for the period ended September 30, 2026, are formatted in Inline XBRL: (i) condensed consolidated balance sheets of Groove Botanicals, Inc., (ii) condensed consolidated statements of operations of Groove Botanicals, Inc., (iii) condensed consolidated statements of stockholders’ equity of Groove Botanicals, Inc., (iv) condensed consolidated statements of cash flows of Groove Botanicals, Inc. and (v) notes to condensed consolidated financial statements of Groove Botanicals, Inc. The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.

104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GROOVE BOTANICALS, INC.

Date: November 12, 2026	By:	/s/ Kent Rodriguez
Kent Rodriguez
Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial and Accounting Officer)

